Form 10-Q
period 1995-01-31
CROWN CASINO CORP
filed 1995-03-17
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended January 31, 1995


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________ Commission file number 0-14939



                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


        TEXAS
(State or other jurisdiction of                       63-0851141
incorporation or organization)          (I.R.S. employer identification number)



                          2415 WEST NORTHWEST HIGHWAY
                                   SUITE 103
                           DALLAS, TEXAS  75220-4446
                    (Address of principal executive offices,
                              including zip code)

                                 (214) 352-7561
                        (Registrant's telephone number,
                              including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                                 Outstanding at
                                 Title of Each Class                             March 16, 1995
                                 -------------------                             --------------
                          Common Stock, Par Value $.01 Per Share                    11,128,459

     PART I - FINANCIAL INFORMATION            ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS                             CROWN CASINO CORPORATION

                                                 January 31,
                                                    1995                     April 30,
                                                 (Unaudited)                   1994
                                                 -----------               ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                    $      902,856           $   1,778,939
  Receivables, net                                    155,544               1,041,243
  Prepaid expenses                                  1,083,503                 155,082
                                                  -----------              ----------
    Total current assets                            2,141,903               2,975,264

Property and equipment:
  Land held for development                        16,559,895
  Land deposit and site costs                          56,709               1,286,223
  Riverboat                                        14,906,140               8,844,024
  Barges and improvements                             350,000                 485,000
  Furniture, fixtures and equipment                 8,803,512               1,842,118
                                                  -----------              ----------
                                                   40,676,256              12,457,365
  Less accumulated depreciation                      (186,267)                (75,007)
                                                  -----------              ----------
                                                   40,489,989              12,382,358
Other assets:
  Debt issuance costs, net                          1,050,645
  Non-compete agreement, net                          341,673                 416,670
  Land purchase option                                                      6,075,000
  License costs                                     9,125,000               9,125,000
                                                  -----------               ---------
                                                   10,517,318              15,616,670
                                                  -----------              ----------

                                               $   53,149,210           $  30,974,292
                                                  ===========              ==========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $      590,515           $     215,334
  Accrued liabilities                               1,034,363                 152,809
  Capital lease obligations                         2,704,104
  Note payable, net of discount                    21,513,392
                                                  -----------              ----------
    Total current liabilities                      25,842,374                 368,143

Capital lease obligations,
 less current portion                               2,466,103
Deferred income taxes                               4,440,000
Common stock pending
 issuance                                           1,500,000
Common stock subject to
 redemption                                           829,500

Stockholders' equity:
  Preferred stock, 1,000,000 shares
   authorized; none issued
  Common stock, par value $.01 per share,
    50,000,000 shares authorized; 11,449,853
    issued and 10,752,459 outstanding
    (9,686,319 issued and 8,998,925
    outstanding at April 30, 1994)                    114,499                  96,863
  Additional paid-in capital                       39,151,612              28,049,381
  Accumulated deficit                             (13,782,491)             (3,721,708)
  Treasury stock, at cost                            (642,887)               (587,887)
                                                  -----------              ----------
    Total stockholders' equity                     24,840,733              23,836,649
                                                  -----------              ----------

                                               $   53,149,210           $  30,974,292
                                                  ===========              ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(Unaudited)



                                                              Three Months Ended
                                                                   January 31,
                                                           1995                     1994
                                                     ----------------         --------------
Revenues                                            $             -           $            -

Costs and expenses:
  General and administrative                                457,929                  293,765
  Gaming pre-opening and development                      1,724,115                  286,628
  Depreciation and amortization                              62,793                  258,555
  St. Charles Parish site abandonment                     3,131,359
                                                         ----------              -----------
                                                          5,376,196                  838,948
                                                         ----------              -----------

Net interest (income) expense:
  Interest expense                                        1,756,523                    9,521
  Interest income                                           (14,855)                 (54,951)
                                                         ----------              -----------
                                                          1,741,668                  (45,430)
                                                         ----------              -----------

   Loss from continuing operations before
    income taxes                                         (7,117,864)                (793,518)

Benefit for income taxes                                 (1,603,478)                (263,565)
                                                         ----------              -----------

    Loss from continuing operations                      (5,514,386)                (529,953)

Discontinued operations, net of taxes:
  Loss on disposition of discontinued
   operations                                                                       (115,985)
                                                         ----------              -----------

    Net loss                                        $    (5,514,386)          $     (645,938)
                                                         ==========              ===========


Loss per share:
    From continuing operations                      $          (.54)          $         (.08)
    From discontinued operations                                                        (.02)
                                                         ----------              -----------
                                                    $          (.54)          $         (.10)
                                                         ==========              ===========

Weighted average common and common
  equivalent shares outstanding                          10,284,658                6,227,706
                                                         ==========              ===========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(Unaudited)



                                                               Nine Months Ended
                                                                   January 31,
                                                          1995                      1994
                                                    ----------------          --------------
Revenues                                            $           -           $             -

Costs and expenses:
  General and administrative                            1,398,296                   745,053
  Gaming pre-opening and development                    5,120,524                   515,910
  Depreciation and amortization                           186,257                   335,329
  St. Charles Parish site abandonment                   3,131,359
                                                      -----------               -----------
                                                        9,836,436                 1,596,292
                                                      -----------               -----------

Net interest (income) expense:
  Interest expense                                      4,799,569                    11,303
  Interest income                                        (172,895)                 (174,685)
                                                      -----------               -----------
                                                        4,626,674                  (163,382)
                                                      -----------               -----------

   Loss from continuing operations before
    income taxes                                      (14,463,110)               (1,432,910)

Benefit for income taxes                               (4,402,328)                 (528,929)
                                                      -----------               -----------

    Loss from continuing operations                   (10,060,782)                 (903,981)

Discontinued operations, net of taxes:
  Loss on disposition of discontinued
   operations                                                                      (192,535)
                                                      -----------               -----------

    Net loss                                        $ (10,060,782)          $    (1,096,516)
                                                      ===========               ===========


Loss per share:
    From continuing operations                      $       (1.03)          $          (.17)
    From discontinued operations                                                       (.04)
                                                      -----------               ------------
                                                    $       (1.03)          $          (.21)
                                                      ===========               ============

Weighted average common and common
  equivalent shares outstanding                         9,799,176                 5,319,318
                                                      ===========               ===========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CROWN CASINO CORPORATION
(Unaudited)


                                                             Nine Months Ended
                                                                 January 31,
                                                          1995                     1994
                                                    ----------------        --------------
Operating activities:
 Net loss                                          $     (10,060,782)          $     (903,981)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                              186,257                  335,329
  Amortization of debt issuance costs/discount             2,298,499
  Write-down of assets                                     3,131,359                  100,000
  Warrant issued for services                                 62,500
  Deferred income taxes                                   (4,440,000)                (438,534)
  Changes in assets and liabilities:
    Receivables, net                                         436,902                  399,260
    Prepaid expenses                                      (1,053,827)                 (66,218)
    Accounts payable and accrued liabilities               1,198,095                  (22,840)
  Net effect of discontinued operations                                               301,404
                                                        ------------               ----------
      Net cash used by operating activities               (8,240,997)                (295,580)
                                                        ------------               ----------



Investing activities:
 Purchases of property and equipment                     (17,270,420)              (1,446,112)
 Loan to GEMS                                                                        (500,000)
 Purchases of other assets                                                           (300,000)
 Acquisition of GEMS, net                                                              80,481
 Acquisition of SCGC, net                                                            (450,000)
 Net effect of discontinued operations                                                498,872
                                                        ------------               ----------
     Net cash used by investing activities               (17,270,420)              (2,116,759)
                                                        ------------               ----------


Financing activities:
 Issuance of common stock                                  5,350,522                2,414,984
 Purchase of common stock                                    (55,000)
 Issuance of debt and warrants                            28,000,000                  500,000
 Debt issuance costs                                      (1,558,407)
 Payments of debt                                         (7,101,781)                (500,000)
                                                        ------------               ----------
     Net cash provided by financing activities            24,635,334                2,414,984
                                                        ------------               ----------

Increase (decrease) in cash and cash equivalents            (876,083)                   2,645
Cash and cash equivalents at:  Beginning of period         1,778,939                  120,719
                                                        ------------               ----------

                            End of period              $     902,856              $    123,364
                                                        ============               ===========





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             CROWN CASINO CORPORATION
(Unaudited)
FOR THE NINE MONTHS ENDED JANUARY 31, 1995

NOTE A - BASIS OF PRESENTATION

Crown Casino Corporation ("Crown") and its wholly-owned subsidiaries, St. Charles Gaming Company, Inc. ("SCGC") and Gaming Entertainment Management Services, Inc. ("GEMS"), (collectively, the "Company") is currently developing a riverboat gaming casino in Calcasieu Parish, Louisiana, near Lake Charles.
In addition, the Company has purchased an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada for development of a hotel and casino. The Company is also actively pursuing gaming opportunities in other jurisdictions. The Louisiana riverboat casino project is the only project currently under development. Prior to March 1994, the Company had been engaged in various facets of the cable and related programming businesses.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1994.

NOTE B - DISCONTINUED OPERATIONS

In July 1993 the Company made the decision to focus all its efforts in the gaming industry and discontinue operating in the cable programming industry.
As a result, all cable related assets and operations were sold during fiscal 1994. The identifiable revenues and expenses from discontinued operations have been reclassified on the accompanying statement of operations from their historical classification to separately identify them as net results from discontinued operations. Discontinued operations include allocations of general and administrative expenses that were determined to be directly related to such operations. The condensed statement for discontinued operations for the nine months ended January 31, 1994 was as follows:

                          Revenues                           $ 592,154
                          Costs and expenses                   881,809
                                                              --------
                          Loss before income taxes            (289,655)
                          Benefit for income taxes             (97,120)
                                                              --------

                            Net loss                         $(192,535)
                                                              ========


NOTE C - LAND HELD FOR DEVELOPMENT

In June 1994 the Company exercised its option for $10 million and closed the purchase of an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada located on the southeast corner of the intersection of Flamingo and Arville. Upon closing, land purchase option costs were reclassified to land held for development. The Company intends to construct a hotel and casino on the site. Also included in land held for development is a 6.5 acre tract of land adjacent to the Company's former riverboat gaming site in St. Rose, Louisiana. In consideration for the purchase of this land the Company exchanged a note receivable with a face value of approximately $471,000.

NOTE D - RIVERBOAT

In July 1994 upon completion of construction and receipt of a temporary certificate of inspection, the Company closed the purchase and took delivery of its riverboat vessel. In December 1994, after satisfying certain conditions, the vessel received a certificate of inspection. Also in December 1994, the Company delivered the final portion of the purchase price (623,334 shares of Crown common stock) to the seller, Kehl River Boats, Inc. ("KRB"), upon being notified by the Louisiana gaming regulatory authorities that KRB had been approved as a 5% or greater shareholder of the Company.

NOTE E - DEBT

In June 1994 the Company's SCGC subsidiary issued a $28 million Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor ("Lender"). The Senior Note is due in June 1995 and carries a 12% coupon increasing 67 basis points each quarter up to a maximum interest rate of 14%. The Senior Note was issued with a warrant to purchase 508,414 shares of the Company's common stock for a period of five years with an original exercise price of $6.00 per share, which was adjusted to $3.00 per share in December 1994 pursuant to an amendment to the warrant. The proceeds from the private placement have been allocated between the Senior Note ($26.7 million) and the warrant ($1.3 million) based upon the relative fair value of each of the securities at the time of issuance. The resulting original issue discount is being amortized over the life of the Senior Note using the effective interest method. In connection with the initial issuance of the Senior Note, the Company incurred debt issuance costs of approximately $1.6 million.

The Senior Note is collateralized by a first priority perfected security interest in substantially all the assets of the Company and the agreement governing the Senior Note ("Note Purchase Agreement") contains covenants relating to certain business, operational and financing matters, including requirements that the Company (i) commence gaming operations in Louisiana by April 30, 1995, (ii) maintain its consolidated net worth and fixed charge coverage above specified levels, and (iii) observe restrictions on additional indebtedness and the payment of dividends. The Company and its GEMS subsidiary also provided full and unconditional guarantees of the Senior Note.

The proceeds from the issuance of the Senior Note and the warrant were initially placed in escrow. As a result of delays experienced in attempting to obtain zoning approval for the St. Rose site (see Note H) and related inability to close on the purchase of such site, on October 7, 1994, the $6.5 million then remaining in escrow was returned to the Lender and the escrow agreement was terminated. The Company's inability to withdraw the $6.5 million held in escrow by September 16, 1994 and the failure to receive a letter of no objection from the Board of Commissioners of the Ponchartrain Levee District ("Levee District") by September 30, 1994 resulted in events of default under the Note Purchase Agreement. The receipt of the letter of no objection from the Levee District was contingent upon the Company closing on the purchase of the St. Rose site and providing satisfactory indemnification to the Levee District. The Company obtained waivers of such events of default from the Lender through October 31, 1994, and effective December 3, 1994 the Company and its Lender executed an amendment ("Amendment") to the Note Purchase Agreement eliminating the loan covenants that gave rise to the events of default. In connection with the execution of the Amendment, the Company agreed to reduce the exercise price of the warrant held by the Lender from $6.00 per share to $3.00 per share, and to pay an additional fee of $430,000 payable by the issuance of a note due in June 1995.

In March 1995, pursuant to the joint venture agreement (See Note I), the Company borrowed $700,000 from its proposed joint venture partner, Louisiana Riverboat Gaming Partnership ("LRGP"). The $700,000 note bears interest at 11.5% per annum and is due on the later of i) August 1, 1995, or ii) three business days after the Senior Note and any related obligations are retired.

NOTE F - CAPITAL LEASES

During the first nine months of fiscal 1995 the Company accepted delivery of various gaming, surveillance and computer equipment pursuant to capital lease agreements. As of January 31, 1995 future minimum lease payments under capital leases were as follows:

                     Fiscal year ending April 30,
                     ----------------------------
                     1995                                               $    280,797
                     1996                                                  3,289,216
                     1997                                                  1,996,033
                     1998                                                     79,476
                     1999                                                     79,476
                     Thereafter                                                6,624
                                                                         -----------
                     Total minimum lease payments                          5,731,622
                     Less amount representing interest                      (561,415)
                                                                         -----------
                                                                           5,170,207
                     Less current portion                                 (2,704,104)
                                                                         -----------

                     Capital lease obligations, less current portion    $  2,466,103
                                                                         ===========

NOTE G - SALES AND ISSUANCES OF COMMON STOCK

In May 1994 the Company sold 636,700 shares of its common stock resulting in net proceeds of approximately $3.4 million pursuant to a private placement under Regulation D of the Securities Act of 1933 ("Securities Act"). On May 31, 1994 the Company filed a registration statement with the Securities and Exchange Commission to register these and other shares of stock issued by the Company. On November 8, 1994 this registration statement, covering an aggregate of 10.1 million shares of its $.01 par value common stock, was declared effective. Of the total shares being registered, approximately 6.9 million are for the benefit of certain selling shareholders, 1.2 million represent the underlying shares of outstanding common stock purchase warrants, and 2.0 million are being offered on a best efforts basis by the Company for its own account. As of March 15, 1995, the Company had sold a total of 490,000 shares of the 2,000,000 shares being offered by the Company, resulting in gross proceeds of approximately $ 2.2 million. In February and March 1995, the Company sold 100,000 shares of its common stock to a foreign investor under the provisions of Regulation S under the Securities Act resulting in net proceeds of approximately $320,000.

In March 1995, the Company issued 200,000 shares of its common stock to Calcasieu Development Corporation ("CDC") in consideration for i) the mutual release and termination of a prior letter agreement regarding the potential use of certain land controlled by CDC in the City of Lake Charles that the Company was considering to use for its riverboat casino site, and ii) obtaining CDC's cooperation in effecting the Company's development of an alternative site in Calcasieu Parish. Also in March 1995, the Company issued 50,000 shares of its common stock, pursuant to a total commitment of 100,000 shares, to a consultant in partial consideration for services rendered by such consultant. The balance of such shares (50,000) are due seven business days after opening of the Calcasieu Parish casino.

NOTE H - CHANGE OF LOUISIANA SITE

The prior site for the casino was located along the bank of the Mississippi River in St. Rose, Louisiana in St. Charles Parish near New Orleans. In connection with the proposed St. Charles Parish site, the Company made application for a change in zoning which was approved by the St. Charles Parish Planning and Zoning Commission and by the St. Charles Parish Council. However, the zoning change approval was vetoed by the Parish President on September 9, 1994. On September 16, 1994, the Company filed a petition in the 19th Judicial District Court in Baton Rouge, Louisiana seeking to enjoin the Parish from taking any further action on the zoning approval. The suit challenged the authority of St. Charles Parish to impose local zoning ordinances on riverboat gaming, which the Company believed to be in direct contradiction to state law. On October 20, 1994, the Company was granted a preliminary injunction enjoining the Parish and its officers and employees from interfering with, prohibiting or restricting the location, operation or development of the riverboat project at the Company's proposed site in St. Charles Parish. The preliminary injunction also prohibited the enjoined parties from failing to take any affirmative action to which the Company was entitled in conducting its activities within St. Charles Parish. The court held that an ordinance adopted by the Parish purported to restrict gaming operations in contradiction of state law and held such ordinance to be unconstitutional on its face.

Following the issuance of the preliminary injunction, the President of St. Charles Parish requested a suspensive appeal from the 19th Judicial District Court, the First Circuit Court of Appeals and the Supreme Court of Louisiana. Both the 19th Judicial District Court and the First Circuit Court of Appeals denied the request for suspensive appeal. On November 3, 1994, the Supreme Court of Louisiana ordered that the preliminary injunction be stayed pending further notice from that court. On November 15, 1994, the Company filed a motion with the Supreme Court seeking to lift the stay, or in the alternative, to expedite the decision on the matter. The Supreme Court heard oral arguments on the matter on December 14, 1994, and on January 17, 1995 reversed the decision of the trial court, holding that the St. Charles Parish ordinance in question was not unconstitutional. The Supreme Court remanded the case back to the trial court for further proceedings.

In light of the potential for protracted legal proceedings in St. Charles Parish, coupled with the delays already encountered and growing legal expenses, the Company decided to pursue an alternative site that was investigated by the Company during the delays in St. Charles Parish. On January 23, 1995, the Company entered into a letter of intent with LRGP to jointly develop a site on the Calcasieu River in Calcasieu Parish, Louisiana, near Lake Charles. The change in site from St. Charles Parish to Calcasieu Parish required the approval of the Gaming Commission, which was granted on February 8, 1995. On March 2, 1995, the Company and LRGP entered into a definitive joint venture agreement (see Note I).

NOTE I - JOINT VENTURE AGREEMENT

On March 2, 1995 the Company entered into an agreement with LRGP to form a joint venture to develop the Company's Louisiana casino project (the "Joint Venture Agreement"). Pursuant to the Joint Venture Agreement, the Company will sell a 50% interest in SCGC to LRGP in return for i) a five-year $20 million note (the "LRGP Note"), and ii) $1 million. The sale of a 50% interest in SCGC requires the approval of the Enforcement Division, which was granted on March 14, 1995. The transaction is expected to be consummated by May 15, 1995.

The LRGP Note will bear interest at 11.5% per annum, and will be secured by LRGP's 50% interest in SCGC. Interest will be payable monthly for the entire term of the LRGP Note. Principal is payable in seventeen equal quarterly installments beginning twelve months after closing, provided that if the distributions from SCGC to LRGP during any quarter are less than the principal installment due for such quarter, LRGP will only be obligated to pay the amount of such distributions and any deficiency will be deferred to the next installment due under the LRGP Note. All principal and interest not previously paid will be due and payable five years after closing. The Company will have the option at any time to convert up to 50% of the principal outstanding on the LRGP Note (but not more than a total conversion of $5 million in principal amount) into common stock of Casino America at a conversion rate of $12 per share.

With the approval of the Company's senior Lender, LRGP loaned certain funds to SCGC for working capital and casino design planning purposes. In addition, pursuant to the Joint Venture Agreement, LRGP will lend funds to SCGC, or will provide a financing source for SCGC, to provide for i) all development costs relating to the Calcasieu Parish project, ii) monies necessary to buy out the Century Casinos, Inc. management agreement, and iii) interest due on its senior debt, in amounts to be agreed upon by LRGP and the Company. The maximum amount of all loans funded or guaranteed by LRGP will not exceed $45 million. The loans will be secured by substantially all the assets of SCGC (after the retirement of SCGC's senior debt) and will bear interest and be repayable on the same terms as the financing to be obtained by SCGC, with the credit assistance of LRGP.

Simultaneously with the execution of the Joint Venture Agreement, SCGC entered into a casino management agreement with a subsidiary of Casino America. The casino management agreement has a term of 99 years and provides for a management fee of 2% of "Revenues," as defined in the agreement, (generally net gaming and other operating revenues less gaming and admission taxes) plus 10% of "Net Operating Income," as defined in the agreement, but not to exceed a total of 4% of aggregate "Revenues." In the event the joint venture is not consummated, the casino management agreement will be terminated. In the event the Company reacquires LRGP's 50% interest in SCGC, SCGC will have the right to terminate the casino management agreement.

In addition to the foregoing, the Company has agreed to grant LRGP a right of first refusal to develop its 18.6 acre parcel of land in the gaming district of Las Vegas with the Company in the event the Company chooses to develop such project on a joint venture basis.

The Joint Venture Agreement is subject to certain closing conditions including the receipt of certain environmental engineering reports and the execution of leases with respect to the Calcasieu Parish site, as well as a determination of the Federal Trade Commission not to raise an objection to the consummation of the transaction. The parties have agreed to use their best efforts to close the transaction by April 30, 1995, but in no event later than May 15, 1995.


NOTE J - LOUISIANA LICENSE CONDITIONS

In connection with obtaining the Enforcement Division's approval of the proposed transfer of a 50% interest in SCGC from the Company to LRGP, the Enforcement Division imposed certain additional conditions to SCGC's Louisiana gaming license. These conditions require SCGC to i) commence gaming operations in Calcasieu Parish by October 10, 1995, ii) submit a plan of internal controls and rules of play to the Enforcement Division at least 120 days prior to the commencement of gaming operations, iii) exercise due diligence in the development of its planned hotel in Calcasieu Parish, iv) obtain the Enforcement Division's finding of suitability of the lessor of the Calcasieu Parish site, v) obtain the U.S. Army Corps of Engineers approval for the Calcasieu Parish project, and vi) submit a good faith plan to upgrade minorities in employment and business opportunities by May 13, 1995.

NOTE K - COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 21, 1994, an action was filed against the Company in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of the Company's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and the Company). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. The Company intends to vigorously contest liability in this matter.

COMMITMENTS TO PARISH

In January 1995, the Company made a commitment to Calcasieu Parish to provide certain payments to the Parish above and beyond the mandatory $2.50 per head admissions tax. The Company committed to a $1 million initial payment, which is due and payable upon the opening of the casino, and a $1 million annual payment for as long as the casino is operating in the Parish, but in no event less than six years. The commitment contemplates that the parties will enter into a definitive development agreement wherein the Company anticipates receiving certain commitments from the Parish to cooperate with and provide assistance to the Company in obtaining and maintaining necessary permits and approvals.

OPTION TO LEASE

In January 1995, the Company entered into an option agreement to lease the Calcasieu Parish site, for which option the Company paid aggregate consideration of $100,000. The underlying leases have an initial term of five years with three five year renewal options. During the initial term, the leases require annual rental payments totaling $850,000, payable monthly. During the first renewal term, the rent will be increased annually by the greater of i) 5%, or ii) the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous twelve month period. During the second and third renewal terms, the lessor and the lessee will attempt to set the rent equal to 100% of the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usages, or if no agreement can be made, then the parties will appoint real estate appraisers to set the rent for such renewal term. In addition, the Company will pay all real estate taxes, except for taxes due on the unimproved value of the property.

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the nine months ended January 31, 1995 and 1994:

                                                                       Nine Months Ended January 31,
                                                                      ------------------------------
         Continuing operations:                                            1995               1994
                                                                          ------             ------
           Common stock issued in acquisitions                                             $9,582,500
           Common stock issued for equipment                           $1,450,000             550,000
           Equipment acquired under capital leases                      5,764,838
           Equipment acquired with debt                                                     5,000,000
           Property acquired in exchange for note receivable              471,465
           Retirement of debt with property                                                   200,000
           Warrants issued for equipment and services                     337,500             321,760
           Interest paid, net of amount capitalized                     1,953,951              11,303


         Discontinued operations:
           Cable assets sold for note receivable                                              250,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW

The Company is currently developing a riverboat gaming casino in Calcasieu Parish, Louisiana (near Lake Charles). In addition the Company has purchased an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada for development of a hotel and casino. The Company is also actively pursuing gaming opportunities in other jurisdictions. The Company currently has no gaming operations. Prior to March 1994 the Company had been engaged in various facets of the cable and related programming businesses.

In June 1993, the Company completed the acquisition of 100% of the outstanding common stock of St. Charles Gaming Company, Inc. ("SCGC"), a Louisiana corporation, which had received preliminary approval from the Louisiana Riverboat Gaming Commission to construct and operate a riverboat casino. In March 1994, SCGC received a license with certain conditions from the Louisiana Riverboat Gaming Enforcement Division of the Office of State Police. In connection with the acquisition the Company paid $500,000 and issued 1.6 million shares of its common stock. The Company has entered into an agreement with Louisiana Riverboat Gaming Partnership ("LRGP") to form a joint venture to operate the Company's riverboat casino in Calcasieu Parish, Louisiana. If such joint venture is consummated, the Company will sell 50% of the common stock of SCGC to LRGP for $1,000,000 cash and a $20,000,000 five-year note. See Note I to the accompanying consolidated financial statements.

In December 1993, the Company acquired 100% of the outstanding common stock of Gaming Entertainment Management Services, Inc. ("GEMS") which was organized for the purpose of developing a hotel and casino in Las Vegas, Nevada known as the Desert Winds Hotel and Casino. GEMS' primary asset was its option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas. In June 1994 the option was exercised for $10 million and the land was purchased. In connection with the acquisition, the Company issued 885,000 shares of its common stock and assumed approximately $585,000 of liabilities.

As a result of the Company's entry into the gaming industry in June 1993 with the acquisition of SCGC, the Company made the decision to discontinue operations in the cable programming industry and focus all its efforts on gaming. During fiscal 1994 the Company sold all its remaining cable related assets and operations.

RESULTS OF OPERATIONS

As a result of the Company's decision to exit the cable industry, all revenues, costs and expenses directly related to cable operations have been reclassified
to discontinued operations.    Continuing operations principally consist of
corporate general and administrative expenses, gaming pre-opening and development costs and interest expense.

THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1994

General and administrative expenses for the three months ended January 31, 1995 increased $164,164 compared to the same period in the prior fiscal year. The increase was attributable primarily to increased professional fees, personnel and travel costs associated with the development of the Company's Louisiana riverboat casino project. Interest expense amounted to $1,756,523 in the current fiscal quarter, principally attributable to the issuance of the Senior
Note in June 1994 with no comparable amount in the prior fiscal quarter. Included in interest expense is $885,759 of amortization of deferred financing costs and the discount from the issuance of the Senior Note. Gaming pre-opening and development costs for the three months ended January 31, 1995 increased $1,437,487 compared to the same period in the prior fiscal year. The increase was the result of greater personnel, advertising, legal and training costs in connection with the anticipated opening of its Louisiana riverboat casino and development costs outside of Louisiana, whereas in the prior fiscal year the Company was only in the early stages of development of its Louisiana riverboat casino project and other projects outside of Louisiana were not being pursued. In January 1995, the Company made the decision to abandon its site in St. Charles Parish, Louisiana in favor of a new site in Calcasieu Parish, Louisiana. As a result of this decision the Company recorded a charge of approximately $ 3.1 million which represents the write-off of previously capitalized costs specific to the St. Charles Parish site. During the development of the Calcasieu Parish site, the Company has taken steps to reduce its personnel, advertising and certain other costs.

NINE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1994

General and administrative expenses for the nine months ended January 31, 1995 increased $653,243 compared to the same period in the prior fiscal year. The increase was attributable primarily to increased professional fees, personnel and travel costs associated with the development of the Company's Louisiana riverboat casino project. Interest expense amounted to $4,799,569 in the current period, principally attributable to the issuance of the Senior Note in June 1994 with no comparable amount in the prior fiscal period. Included in interest expense is $2,298,499 of amortization deferred financing costs and the discount from the issuance of the Senior Note. Gaming pre-opening and development costs for the nine months ended January 31, 1995 increased $4,604,614 compared to the same period in the prior fiscal year. The increase was the result of greater personnel, advertising, legal and training costs in connection with the anticipated opening of its Louisiana riverboat casino, development costs outside of Louisiana and development activities for a full nine months in the current fiscal period, whereas in the prior fiscal period the Company was only in the early stages of development of its Louisiana riverboat casino project and other projects outside of Louisiana were not being pursued. In January 1995, the Company made the decision to abandon its site in St. Charles Parish, Louisiana in favor of a new site in Calcasieu Parish, Louisiana. As a result of this decision the Company recorded a charge of approximately $3.1 million which represents the write-off of previously capitalized costs specific to the St. Charles Parish site. During the development of the Calcasieu Parish site, the Company has taken steps to reduce its personnel, advertising and certain other costs.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the development of its Calcasieu Parish riverboat casino, the Company, with its joint venture partner, expects to incur total project costs of approximately $79 million including pre-opening expenses. As of January 31, 1995, the estimated remaining project costs through the opening of the casino via a temporary terminal facility were approximately $20 million, including a $4 million buy-out of the Century Casino management agreement. After the opening of the Casino, the Company expects to expend an additional i) $7 million to complete the land-based pavilion, ii) $15 million to construct an approximately 300 room hotel, and iii) $4 million to retire certain project related payables.

Pursuant to the Company's joint venture agreement, LRGP will be required to provide, either itself or through a third party financing arranged by it, all remaining development costs related to the Calcasieu Parish project up to $45 million, which may include the retirement of approximately $22 million of senior debt of SCGC. See Note I to the accompanying consolidated financial statements. Capital costs paid after the opening of the Casino are expected to be financed principally out of cash flows from operations. In the event the joint venture with LRGP is not consummated, the Company expects to raise the additional capital necessary to complete the Calcasieu Parish project through one or more of i) public and/or private sales of its common stock, ii) obtaining financing from its Lender, or with the consent of its Lender, a third party, and iii) potentially entering into a joint venture agreement with a third party.

The estimated cost to complete the Calcasieu Parish project is based upon preliminary construction plans, which are subject to change. The scope and resulting costs of the project may vary significantly from that which is currently anticipated. However, management believes that the Company will be able to obtain the financing necessary to open the casino as currently designed, and should a significant change in the cost occur, management believes the Company and/or LRGP will be able to raise any additional capital that may be necessary through the issuance of debt, the sale of the Company's common stock or otherwise. There can be no assurance that LRGP (or in the event the joint venture with LRGP is not consummated, the Company) will be able to obtain the financing necessary to complete the Calcasieu Parish project.

In May 1994 the Company sold 636,700 shares of its common stock resulting in net proceeds of approximately $3.4 million pursuant to a private placement under Regulation D of the Securities Act of 1933 ("Securities Act"). On May 31, 1994 the Company filed a registration statement with the Securities and Exchange Commission to register these and other shares of stock issued by the Company. On November 8, 1994 this registration statement, covering an aggregate of 10.1 million shares of its $.01 par value common stock, was declared effective. Of the total shares being registered, approximately 6.9 million are for the benefit of certain selling shareholders, 1.2 million represent the underlying shares of outstanding common stock purchase warrants, and 2.0 million are being offered on a best efforts basis by the Company for its own account. As of March 15, 1995, the Company had sold a total of 490,000 shares of the 2,000,000 shares being offered by the Company, resulting in gross proceeds of approximately $2.2 million. In February and March 1995, the Company sold 100,000 shares of its common stock to a foreign investor pursuant to the provisions of Regulation S under the Securities Act resulting in net proceeds of approximately $320,000. In May and June of 1994, the Company accepted delivery of approximately $6 million of gaming, surveillance and computer equipment with respect to which the vendors have provided capital lease financing for nearly the full value thereof.

In June 1994, the Company's SCGC subsidiary completed a private placement of a $28,000,000 Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor (the "Lender"). The Senior Note bears an initial interest rate of 12% per annum and increases by .67% on a quarterly basis during its one-year term, up to a maximum of 14%. The Senior Note was issued to finance a portion of the Company's riverboat casino project, to acquire certain land in Las Vegas, Nevada (which land was acquired in June 1994) upon which an additional casino facility may be built, and for general working capital purposes.

The Senior Note is collateralized by a first priority perfected security interest in substantially all the assets of the Company, as well as a first priority perfected security interest in all the outstanding stock of SCGC and GEMS. The agreement governing the Senior Note (the "Note Purchase Agreement") contains covenants relating to certain business, operational and financing matters, including requirements that the Company i) commence gaming operations in Louisiana by April 30, 1995, ii) maintain its consolidated net worth and fixed charge coverage above specified levels, and iii) observe restrictions on additional indebtedness and the payment of dividends. The Company and its GEMS subsidiary also provided full and unconditional guarantees of the Note.

The proceeds from the issuance of the Senior Note were initially placed in escrow. At September 30, 1994, $6.5 million remained in escrow subject to meeting certain escrow conditions and was designated for the purchase of land at its former riverboat casino site in St. Charles Parish. As a result of delays experienced in attempting to obtain zoning approval for its former site and related inability to close on the purchase of such site, on October 7, 1994, the $6.5 million then remaining in escrow was returned to the Lender and the escrow agreement terminated.

In January 1995, SCGC made a commitment to Calcasieu Parish to provide certain payments to the Parish above and beyond the mandatory $2.50 per head admissions tax. SCGC committed a $1 million initial payment, which is due and payable upon the opening of the casino, and a $1 million annual payment for as long as the casino is operating in the Parish, but in no event less than six years.
The commitment contemplates that the parties will enter into a definitive development agreement wherein the Company anticipates receiving certain commitments from the Parish to cooperate with and provide assistance to the Company in obtaining and maintaining necessary permits and approvals.

The Company anticipates that shortly after its Calcasieu Parish riverboat casino becomes operational, it may seek long term financing from public or private sources to i) provide development capital for the Company's Las Vegas project, ii) provide capital for potential future developments in other gaming jurisdictions, and iii) for general corporate purposes. While management anticipates such third party financing will be available to the Company, there can be no assurance that any such financing will be available, or, if available, on terms acceptable to the Company.

Management of the Company is currently evaluating the design and scope of the Las Vegas hotel and casino project and the anticipated capital requirements related thereto. Management is considering a variety of scenarios with respect to the operation and ownership of the proposed hotel and casino, including a potential joint venture relationship. In connection with the joint venture with LRGP, the Company will grant LRGP a right of first refusal to develop the Company's Las Vegas project with the Company in the event the Company chooses to develop such project on a joint venture basis. Management does not expect to finalize its plans for the Las Vegas project until the Calcasieu Parish riverboat casino is fully operational.

                            CROWN CASINO CORPORATION
            PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


The following pro-forma condensed consolidated statement of operations for the nine months ended January 31, 1994 gives effect to the acquisitions of St. Charles Gaming Company, Inc. ("SCGC") and Gaming Entertainment Management Services, Inc. ("GEMS"), as if the acquisitions had occurred on May 1, 1993. The pro-forma information is based on the historical financial statements of the Company, SCGC and GEMS, giving effect to the acquisitions under the purchase method of accounting and the pro-forma adjustments described below. The pro-forma condensed consolidated statement of operations may not be indicative of the results that actually would have occurred had the acquisitions occurred on May 1, 1993 or which may be obtained in the future.



            PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                      Nine Months Ended January 31, 1994
                     (In thousands, except per share data)

                                                             Crown as          Pro-forma               Pro-forma
                                                             Reported         Adjustments            Consolidated
                                                             --------         -----------            ------------
            Revenues                                      $         -       $         -             $        -

            Costs, expenses and interest                        1,433                634     (a)           2,067
                                                             --------         ----------                --------

            Loss from continuing operations
               before income taxes                             (1,433)              (634)                 (2,067)

            Benefit for income taxes                              529                                        529
                                                             --------         ----------                --------

            Loss from continuing operations                      (904)              (634)                 (1,538)

            Discontinued operations                              (193)                                      (193)
                                                             ---------        ----------                --------

            Net loss                                        $  (1,097)       $      (634)             $   (1,731)
                                                             =========        ==========                ========


            Loss per share:

                From continuing operations                 $     (.17)                               $      (.24)
                From discontinued operations                     (.04)                                      (.03)
                                                             --------                                   --------

                                                           $     (.21)                               $      (.27)
                                                             ========                                   ========

            Average shares outstanding                          5,319                                      6,370
                                                             ========                                   ========




(a) To reflect additional costs and expenses of SCGC and GEMS during the period which have not been included in the historical results of Crown, and to record additional amortization expense with respect to the non- compete agreement entered into in connection with the acquisition of SCGC.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 21, 1994, an action was filed against the Company in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of the Company's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and the Company). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentation. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. The Company intends to vigorously contest liability in this matter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The proceeds from the issuance of the Senior Note and the warrant were initially placed in escrow. As a result of delays experienced in attempting to obtain zoning approval for the St. Rose site (see Note H to the accompanying consolidated financial statements), the Company was unable to withdraw funds from escrow to close on the purchase of such site. The Company's inability to withdraw funds held in escrow designated for the purchase of the St. Rose site by September 16, 1994 and the failure to receive a letter of no objection from the Board of Commissioners of the Ponchartrain Levee District ("Levee District") by September 30, 1994 resulted in events of default under the Note Purchase Agreement. The receipt of the letter of no objection from the Levee District was contingent upon the Company closing on the purchase of the St. Rose site and providing satisfactory indemnification to the Levee District.
The Company obtained waivers of such events of default from the Lender through October 31, 1994, and effective December 3, 1994 the Company and its Lender executed an amendment to the Note Purchase Agreement eliminating the loan covenants that gave rise to the events of default.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 2.3.1 Stock Purchase Agreement dated March 2, 1995 by and between Crown Casino Corporation ("Crown"), St. Charles Gaming Company, Inc. ("SCGC") and Louisiana Riverboat Gaming Partnership ("LRGP").

                 2.3.2 Management Agreement by and between River Services, Inc. and SCGC.

                 4.4.13  Waiver to the Note Purchase Agreement dated March 3,
                         1995.

                 27      Financial Data Schedule

         (b)     Reports on Form 8-K.

                 There were no reports on Form 8-K filed in the third fiscal quarter of the current year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CROWN CASINO CORPORATION



                               By:  /s/ Mark D. Slusser
                                    -------------------------------------------
                                    Mark D. Slusser
                                    Vice President Finance, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)





Dated:  March 16, 1995