Form 10-K
period 1995-04-30
CROWN CASINO CORP
filed 1995-08-15
CIK 799850

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                  FORM 10-K
                             ____________________

(Mark One)
   [X]          Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
           For the Fiscal Year Ended April 30, 1995 (Fee Required)
                             ____________________

   [ ]        Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ____________ to _____________

                         Commission File No. 0-14939

                           CROWN CASINO CORPORATION

                             A Texas Corporation
                 (IRS Employer Identification No. 63-0851141)
                         2415 West Northwest Highway
                                  Suite 103
                           Dallas, Texas 75220-4446
                                (214) 352-7561

               Securities Registered Pursuant to Section 12(b)
                   of the Securities Exchange Act of 1934:

                                     None
                             ____________________

               Securities Registered Pursuant to Section 12(g)
                   of the Securities Exchange Act of 1934:

                    Common Stock, par value $.01 per share
                             ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by nonaffiliates of the registrant (9,129,066 shares) on August 10, 1995 was $49,068,730. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's Common Stock as of August 10, 1995: 11,741,459 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1995 are incorporated by reference into Part II of this report and portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1995 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                    PART I


ITEM 1.  BUSINESS.

GENERAL

         Crown Casino Corporation, formerly Skylink America Incorporated, and subsidiaries (the "Company") owns a 50% interest in a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened in July 1995, owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for development of a hotel and casino, and in July 1995 entered into a definitive purchase agreement to acquire the Bourbon Street Hotel and Casino located in Las Vegas, Nevada. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

         Prior to March 1994, the Company had been engaged in various facets of the cable programming business including (i) providing Free-To-Guest ("FTG") and Pay-Per-View ("PPV") programming services and equipment to the lodging and hospital industries, (ii) designing, producing and selling PPV equipment, (iii) constructing and operating Satellite Master Antenna Television and Community Antenna Television systems, and (iv) the buying and selling of cable properties and assets.

HISTORY

         Since its inception in 1983, the Company has been engaged in various facets of the cable and related programming businesses. During the fiscal year ended April 30, 1992 it became apparent to management of the Company that the hotel/motel FTG programming business had become increasingly competitive from a profit margin standpoint and that programming in the hotel industry was at or near saturation, and it was management's opinion that the value of the FTG business had peaked. Taking into account these and other factors, in late fiscal 1992, the Company sold the majority of its FTG programming business which accounted for approximately 85% of the Company's cable revenues during fiscal 1992. During the next fiscal year, the Company reviewed the status of its remaining cable operations, namely PPV and franchised cable, and began exploring new business opportunities. In early fiscal 1994, the Company began focusing its attention on opportunities in the gaming industry. In June 1993, the Company made the decision to enter the gaming business through the acquisition of St. Charles Gaming Company, Inc. ("SCGC"). Based upon that decision, the Company sold its remaining cable assets in November 1993 and February 1994. The dispositions of the FTG, PPV and other cable assets in fiscal 1992 and 1994 did not require stockholder approval under the laws of the State of Texas and therefore no vote of stockholders was taken. Such assets were sold to third parties unaffiliated with the Company.

GAMING DEVELOPMENT

         On June 25, 1993, Crown entered the gaming industry with the purchase of SCGC for $500,000 cash and 1.6 million shares of Crown common stock. SCGC had been formed in January 1993 in order to apply to the Louisiana Riverboat Gaming Commission ("Gaming Commission") to operate a riverboat gaming casino to be based in St. Charles Parish, Louisiana, near New Orleans. On June 18, 1993, SCGC received preliminary approval of its application from the Gaming Commission and in July 1993 filed its application with the Louisiana Riverboat Gaming Enforcement Division of the Office of State Police (the "Enforcement Division") for a license to operate a riverboat gaming casino. On March 29, 1994, SCGC received one of only fifteen authorized riverboat gaming licenses, subject to certain conditions, issued in the State of Louisiana.

         In January 1995, SCGC made the strategic decision to relocate the site for its planned Louisiana riverboat casino from St. Charles Parish to Calcasieu Parish in the southwest part of the state near the Texas border. In March 1995, the Company entered into an agreement with Louisiana Riverboat Gaming Partnership ("LRGP") to form a joint venture to develop the Calcasieu Parish project. LRGP, a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc., an Edward J. DeBartolo company, owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. On June 9, 1995, the Company sold 50% of the outstanding common stock of SCGC for (i) a five-year $20 million note (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In July 1995, SCGC's riverboat casino opened for business in Calcasieu Parish as an Isle of Capri(SM) themed property.

         SCGC's site in Calcasieu Parish consists of a 10.5 acre tract and an adjacent 5.5 acre tract (collectively, the "Site") on the west bank of the Calcasieu River bordering Lake Charles to the east and approximately 1/8 mile south of Interstate 10. The Site is approximately 28 miles east of the Texas border which makes the Casino the closest riverboat gaming establishment to Houston, Texas. The Company believes a majority of the Casino's patrons will come from Texas due, in part, to the current absence of legalized gaming in that state. SCGC has entered into lease agreements with respect to the Site for an initial term of five years with renewal options for an additional thirty-five years.

         SCGC's gaming operations are being managed by Casino America. Casino America owns and operates casinos in Biloxi and Vicksburg, Mississippi, and operates the dockside riverboat casino in Bossier City, Louisiana owned by LRGP.

         On December 13, 1993, the Company acquired 100% of the outstanding common stock of Gaming Entertainment Management Services, Inc. ("GEMS"), a Nevada corporation, which was organized in September 1992 for the purpose of developing a hotel and casino project in Las Vegas, Nevada known as the Desert Winds Hotel and Casino (the "Desert Winds"). GEMS via contract had the right to purchase an 18.6 acre tract of land for $10 million in the gaming district of Las Vegas. The option was exercised and the land was purchased on June 8, 1994. GEMS has no operations other than its development of the Desert Winds project. In connection with this transaction, the Company issued 885,000 shares of its common stock and assumed approximately $585,000 of liabilities. The Desert Winds site has received zoning approval for the construction of a twelve story, 400 room hotel and casino.

         In July 1995, the Company entered into a definitive asset purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street") located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street has approximately 430 slot machines and 15 table games over its

15,000 square feet of gaming space, 166 hotel rooms, including 16 suites, and has reported annual revenues of approximately $12 million. Consummation of this transaction is expected to occur by October 1995.

         The Company's business strategy is to expand its gaming operations through acquisition and development in new and existing gaming jurisdictions.

         The LRGP Joint Venture Agreement. On March 2, 1995, the Company entered into an agreement with LRGP to form a joint venture to develop the Company's Louisiana casino project (the "Agreement"). Pursuant to the Agreement, on June 9, 1995, the Company sold 50% of the outstanding common stock of SCGC to LRGP for (i) the $20 million LRGP Note, (ii) $1 million cash,
(iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase up to 416,667 shares of Casino America common stock at an exercise price of $12.00 per share.

         The LRGP Note bears interest at 11.5% per annum, payable monthly, and is collateralized by LRGP's 50% interest in SCGC. Principal is payable in seventeen equal quarterly installments beginning in June 1996. If the distributions from SCGC to LRGP during any quarter are less than the principal installment due for such quarter, LRGP will only be obligated to pay the amount of such distribution and any deficiency will be deferred to the next installment due under the LRGP Note. All principal and interest not previously paid will be due and payable in June 2000.

         With the approval of the Company's senior lender, LRGP loaned certain funds to SCGC for working capital and casino design planning purposes and to buy out its former casino management agreement with Century Casinos, Inc. for $4 million. In addition, pursuant to the Agreement, LRGP will lend funds to, or will provide a financing source for, SCGC, to provide for the development of the Calcasieu Parish project and the payment of interest on SCGC's senior debt, in amounts to be agreed upon between LRGP and the Company. The maximum amount of all loans funded or guaranteed by LRGP will not exceed $45 million, unless agreed to by the parties. At April 30, 1995, Casino America and LRGP had loaned or advanced SCGC a total of approximately $6.9 million. The loans bear interest at 11.5% per annum and are due three business days after SCGC retires all of its outstanding debt with its senior lender. In August 1995, SCGC and LRGP jointly issued $38.4 million of Senior Secured Increasing Rate Notes (the "New Notes") to the same institutional lender. The proceeds from the issuance of the New Notes were used to retire all of SCGC's senior debt ($21.9 million), certain LRGP obligations ($8.4 million), and the balance of which will be used in the development of the Calcasieu Parish project.

         Simultaneously with the execution of the Agreement, SCGC entered into a casino management agreement with Casino America. The casino management agreement has a term of 99 years and provides for a management fee of (i) 2% of "Revenues," as defined in the agreement (generally net gaming revenues less gaming and admission taxes plus all other operating revenues), plus (ii) 10% of "Net Operating Income," as defined in the agreement, provided, however, the total management fee shall not exceed 4% of "Revenues." In the event the LRGP Note goes into default and the Company reacquires LRGP's 50% interest in SCGC, SCGC will have the right to terminate the Casino America management agreement.

         The Company and LRGP also entered into a shareholders' agreement respecting their joint ownership of SCGC, which governs the ownership rights by the Company and LRGP to the stock of SCGC. The shareholders' agreement provides, among other things, that in the event that either the Company or LRGP desire to sell their interest in SCGC, whether through an asset or stock sale, such shareholder must first offer to sell its interest in SCGC to the other shareholder under the terms and conditions provided in the agreement. Except as expressly permitted by the shareholders' agreement, neither the Company nor LRGP may sell, assign, or otherwise transfer or encumber any part of the SCGC stock owned by either of them without the written consent of the other.

         In addition to the foregoing, the Company granted LRGP a right of first refusal to jointly develop its Desert Winds project in the event the Company chooses to develop such project on a joint venture basis.

CALCASIEU PARISH CASINO FACILITIES

         The Calcasieu Parish casino (the "Casino") is a four deck riverboat measuring approximately 292 feet in length by 74 feet in width. The Casino offers approximately 48,000 square feet of floor space including 26,000 square feet which is used for active gaming operations. The Casino contains approximately 903 slot machines, all of which are equipped with IGT's computerized player tracking system ("The Smart System"), which allows the Casino to build a data base of its customers' playing habits, and 52 table games (including black jack, craps, Caribbean stud and roulette) on three levels for a total of approximately 1,250 gaming positions. The fourth level of the riverboat contains approximately 9,000 square feet of entertainment space. The Casino can accommodate 2,000 passengers and has been designed to create a comfortable and spacious atmosphere.

         The Casino's land based support properties currently consist of a 15,000 square foot temporary facility and the first of two 700-space parking garages. Construction of the second parking garage and the permanent terminal facility, which when combined with the temporary facility will encompass 90,000 square feet of space, is ongoing. The permanent land-based pavilion, which is expected to be completed in early 1996, will contain a variety of non-gaming amenities such as restaurants, bars and lounges, an entertainment area, a gift shop and a boarding area, as well as administrative offices. After completion of the permanent facility, SCGC plans to begin construction of a 300-plus room hotel.

CALCASIEU PARISH SITE

         The Calcasieu Parish site (the "Site") consists of a 10.5 acre tract and an adjacent 5.5 acre tract on the west bank of the Calcasieu River bordering Lake Charles to the east and approximately 1/8 mile south of Interstate 10. The Site, located in the Greater Lake Charles area, is approximately 28 miles east of the Texas border, which makes it the closest riverboat gaming establishment to Houston, Texas.

         In March and July 1995, SCGC entered into agreements to lease the two parcels of land that comprise the Site. The leases have an initial term of five years with seven five-year renewal options. During the initial term, the leases require annual rental payments of $850,000 in years one through four, and $1,000,000 in year five, payable monthly. During the first renewal term, the rent will be increased annually by the greater of (i) 5%, or (ii) the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous twelve month period. During the second through seventh renewal terms, the lessor and SCGC will attempt to set the rent equal to 100% of the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usages, or if no agreement can be made, then the parties will appoint real estate appraisers to set the rent for such renewal term. However, in no event shall the annual rent be less than $1.6 million during the fourth and all subsequent renewal terms. In addition, SCGC will pay all real estate taxes, except for taxes due on the unimproved value of the property. The Company has guaranteed the obligations of SCGC under these leases.

CALCASIEU PARISH RIVERBOAT OPERATIONS

         The Casino will make up to eight cruises per day at three-hour intervals beginning at 8:45 a.m. with the latest cruise at 5:45 a.m. While on board the passengers will be offered a variety of slot machines, craps, black jack, roulette, Caribbean stud and any other gaming opportunity for which there is a perceived market demand. Pursuant to Louisiana law, the Casino can remain at the dock during periods of adverse weather at the discretion of the riverboat captain and gaming can continue.

         The Casino's gaming operations are being managed by Casino America pursuant to a casino management agreement which was executed simultaneously with the Agreement. SCGC had previously contracted with Century Casinos, Inc. to manage the Casino's gaming operations. As a result of the Agreement, however, SCGC and Century Casinos, Inc. terminated their agreement pursuant to which SCGC paid a termination fee of $4 million.

         Since 1992, Casino America has been a developer, owner and operator of dockside riverboat and floating pavilion casinos and related facilities.
Casino America currently owns and operates floating pavilion casinos in Biloxi and Vicksburg, Mississippi, and operates the dockside riverboat casino in Bossier City, Louisiana owned by LRGP. Casino America is generally responsible, subject to the direction and approval of an executive management committee, for the construction, development and operation of the Casino. During the pre-opening and construction phase, Casino America is generally expected to, among other things, (i) create the design and specifications of the land-based facilities, (ii) assist in the supervision of construction activities, (iii) assist in the purchasing of equipment for the land-based facility, (iv) prepare operating budgets, (v) develop and implement operating policies, marketing strategies and credit systems, (vi) hire and train personnel, (vii) coordinate advertising and public relations, (viii) assist in obtaining necessary licenses and permits, and (ix) provide other services incidental to the completion of the development.

         During the operating phase Casino America is generally expected to, among other things, (i) employ, pay, and supervise all employees of the Casino,
(ii) purchase or provide for all necessary supplies and provisions, (iii) maintain, repair and operate the Casino in a first class and professional manner, (iv) ensure compliance with all statutes, ordinances, laws, rules and regulations of applicable governing bodies, (v) arrange for utilities, telephone service, security and trash removal, (vi) supervise concessionaires,
(vii) establish and maintain accounting systems and internal controls, (viii) hire, book, and retain entertainment, and (ix) provide additional services necessary for the successful operation of the Casino.

CALCASIEU PARISH MARKET

         Calcasieu Parish has a population of approximately 172,000 including approximately 160,000 in the Greater Lake Charles area. The following table reflects the estimated population within various distances from the Casino:

                       Distance from                       Estimated
                           Casino                          Population
                         (in miles)                      (in millions)
                         ----------                      -------------
                             50                                .5
                            100                               1.5
                            150                               6.4
                            200                               9.9

         Lake Charles is an active community with a cultural heritage and community resources including a symphony orchestra, ballet and numerous art galleries and museums. The area is also host to seasonal festivals and special events which highlight Cajun food and music, historic crafts and water sports. Lake Charles hosts the annual "Contraband Days," which is the second largest festival in Louisiana after New Orleans' Mardi Gras Festival. Contraband Days spans a period of two weeks and attracts approximately 200,000 visitors to the area. In addition, Lake Charles has a civic center which offers a 2,000 seat theater and a 50,000 square foot exhibition hall which is used for conventions, sporting events and entertainment. Lake Charles is well known for its outdoor recreational activities including hunting, boating and fishing.

         U.S. Interstate 10 connects Lake Charles to Texas cities to the west including Orange (35 miles), Beaumont (58 miles), Port Arthur (59 miles), Galveston (135 miles), and Houston (140 miles), and the Louisiana cities of Baton Rouge (123 miles), and New Orleans (207 miles) to the east. The Company believes a majority of its patrons will come from Texas, particularly from the Greater Houston area, due in large part to the current absence of legalized casino gaming in Texas.

LAS VEGAS MARKET

         According to the Las Vegas Convention and Visitors Association (the "LVCVA"), the number of visitors to Las Vegas has increased at a steady and significant rate for the last ten years from 12.8 million in 1984 to 28.2 million visitors in 1994, a compound annual rate of increase of 8.2%. Aggregate expenditures by visitors increased at an estimated compound annual rate of 11.7% from $6.3 billion in 1984 to an estimated $19.0 billion in 1994. The number of hotel and motel rooms increased by approximately 44.2% from 61,394 in 1988 to 88,560 in 1994. Despite this significant increase in hotel and motel rooms the Las Vegas hotel occupancy rate exceeded 85% in each year from 1988 to 1994. Las Vegas hotel occupancy rates are among the highest of any major market in the United States.

         The expansion of gaming in the United States has been accompanied by an increasing acceptance of gaming as a form of entertainment. As a result of the increased popularity and public acceptance of gaming, Las Vegas has sought to increase its popularity as a vacation resort. An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming in order to draw visitors to Las Vegas. The Company believes that large themed resorts will serve to increase the popularity of Las Vegas as a vacation and convention destination. The MGM Grand Hotel and Theme Park opened in December 1993 with 5,000 hotel rooms, a multi-themed casino and a large scale amusement and entertainment facility. Shortly before the MGM opening, the Luxor's 2,600-room project along with Treasure Island's 2,900-room complex adjacent to the Mirage opened. By the end of 1997, it is anticipated that at least another 8,500 hotel rooms will be opened in Las Vegas. In addition, Clark County, in which Las Vegas is located, has had one of the fastest growing populations in the United States, increasing at a compound annual rate of 5.9% from 1984 to 1994.

         The Company believes that the growth in the Las Vegas market has been enhanced as a result of dedicated programs by the LVCVA and major Las Vegas hotels to promote Las Vegas as a major convention site, the increased capacity of McCarran International Airport ("McCarran") and the introduction of large multi-themed destination resorts in Las Vegas. In 1984, approximately one million people attended conventions in Las Vegas and spent approximately $800 million. In 1994, the number of convention attendees had increased to more than 2.6 million, and the amount spent by convention attendees increased to approximately $3.0 billion. Currently, Las Vegas is the fourth largest convention market in the country.

         During the past five years, the facilities of McCarran have been expanded to accommodate the increasing number of airlines and passengers it services. The number of passengers traveling through McCarran increased from 10.1 million in 1984 to 26.9 million in 1994, a compound annual rate of increase of 10.3%. A $200 million expansion project was recently completed, allowing for the accommodation of up to 30 million travelers annually. Long-term expansion plans for McCarran provide for additional runways, three new satellite concourses, 65 additional gates and other facilities which would allow McCarran to handle up to 60 million visitors annually.


SALES AND MARKETING

         Calcasieu Parish. SCGC's marketing strategy is to attract customers to the Casino by designing and implementing marketing strategies and promotions that emphasize the Isle of Capri's(SM) Caribbean theme and promote repeat visitation and customer loyalty. For example, SCGC offers Island Gold Players Club membership for its slot machine patrons and "V.I.P." services to higher wagering and repeat gaming patrons. The Island Gold Players Club is a promotional activity in which members accumulate points that can be exchanged for benefits, such as casino cash tokens, prizes and complimentary services.
In addition, Club members receive double hand-paid jackpots, tournament priority and monthly newsletters. It is anticipated that (to the extent permitted by law) Club membership cards will be usable on an interchangeable basis at other Isle of Capri(SM) casino properties. Further, SCGC uses the Club to track patron slot play and develop a customer database, which SCGC utilizes in its marketing programs.

         To encourage group sales, SCGC emphasizes bus programs, corporate and hotel sales programs and golf package programs with area hotels and golf courses. The Company also places a significant emphasis on attracting local residents and seeks to maintain a strong local identity by being a leader in staging and supporting special events. The Company further enhances its appeal to local patrons by offering liberal rules on its table games and by encouraging enrollment in the Island Gold Players Club.

         SCGC uses radio, outdoor and print media to promote its services and to achieve greater name recognition. To further enhance the Isle of Capri(SM) casino tropical theme, SCGC utilizes Jeffrey Holder, a well known actor and television personality popularly known as the "Uncola(R) Man,"(1) as a celebrity spokesperson for certain of the Isle of Capri(SM) television and print media advertisements.

         Las Vegas. The Bourbon Street is located one block east of the Strip (Las Vegas Boulevard) in Las Vegas. Within this block are situated some of the most famous hotels in the world: Bally's, Flamingo Hilton, Caesar's Palace, Barbary Coast, and the soon to be built Bellagio. In the past two years over 11,000 hotel rooms have opened on the Las Vegas Strip and over 6,000 additional rooms are presently under construction. In 1994, the Las Vegas visitor count increased 19% over 1993, with over 28 million visitors, augmenting the already highly competitive atmosphere in the city.

         Management believes that the size of Bourbon Street lends itself to a specific market. With 150 rooms, 16 suites, and 15,000 square feet of gaming space, it is small in comparison to other Strip hotels. Many of the major Strip hotels have over 2,000 rooms, with vast casino and public areas. The major Strip hotels market to families as well as the traditional gambler. Rising operating costs and significant debt service have forced many larger hotels to reduce the complimentaries that gamblers have been accustomed to receiving. Bourbon Street, on the other hand, has the ability to cater to players by virtue of its smaller size, with personal recognition and attention to detail, offering a more rewarding experience for those whose main purpose in visiting Las Vegas is to gamble. Management believes that its target customer is less interested in a family experience or the theatrical type attractions found at many of the new Strip properties. Availability of the most popular games, with better odds for the player, favorable limits, good food, and pleasant surroundings are the key features to offer the Bourbon Street customer. In addition, the Bourbon Street endeavors to garner some of the locals market. Locals often do not frequent the Strip area, believing it to be too congested, with parking extremely difficult, and less friendly service than may be found at the local casinos. The Bourbon Street, on the other hand, is more accessible and prides itself on a friendly staff and more personal recognition. Management plans to refurbish the casino areas, brightening all the areas and making it more comfortable and attractive. Slot machines have become the mainstay of the Casino industry, and in this regard, management plans to upgrade and replace most of the existing machines.

         Management is also considering the possible future expansion of the Bourbon Street, as the current buildings only cover approximately 50% of the land being purchased by the Company. Marketing efforts presently are concentrated on the existing customer data base and tour and travel wholesalers. Management intends to focus more on marketing to junket operators, who generally service more serious gamblers, and to travel agents in key markets such as California and Arizona. Local marketing efforts will also be utilized, and new collateral marketing materials will be developed.

INDUSTRY AND COMPETITION

         The gaming industry nationwide is undergoing dramatic transformation. The legalization of gaming on Indian reservations has influenced the spread of gaming throughout the U.S. An active area of expansion is riverboat gaming which presently is permitted in Illinois, Indiana, Missouri, Iowa, Louisiana and Mississippi. In addition, ballots and referenda related to some form of legalized gaming are being considered in several other states. Given the success and generally positive reception to date, management believes that gaming is likely to continue to expand.





________________________

    (1) The Uncola(R) trademark is owned by Dr. Pepper/Seven-Up Companies, Inc.

         The Company believes that the expansion into emerging markets of gaming, including riverboat and dockside gaming, state sponsored video lotteries, small stakes casino gaming and gaming on Indian land, reflects the increasing popularity and acceptability of gaming activities in the United States. The primary reason for the growth in the legalization of riverboat and dockside gaming is attributable to a need by states to increase tax revenues and create jobs without increasing general taxation. Secondly, riverboat and dockside gaming is apparently more palatable to the general public than traditional land-based casinos because riverboat casinos are by their nature restricted to waterways and therefore remove some of the public's concern of having a casino operating in their neighborhood. Lastly, as public officials see their citizens travel across borders to neighboring states that have approved gaming, there is competitive pressure to pass gaming legislation and retain the related tax revenues.

         Riverboat gaming operations can differ from traditional land based casinos in that they can charge for admission, sometimes require reservations, and can restrict entry and departure to a period of fixed duration. Even when the vessels remain at the dock during inclement weather, boarding times may be restricted. The casino floor, however, does not need to be cleared between gaming sessions. Riverboats, unlike land based facilities, are also regulated by the U.S. Coast Guard, whose regulations affect boat design, on-board facilities, equipment and personnel.

         The casino gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, including riverboat, dockside and land-based casinos, video lottery terminals, Indian gaming, and other forms of legalized gaming in the United States. The Company will be competing with larger, more established gaming companies, many of which have far greater financial resources than the Company. The Company believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Although management of the Company believes that the location of the Calcasieu Parish Casino will allow the Company to effectively compete with other casinos in the geographic area surrounding it, the Company expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational.

         Calcasieu Parish. Louisiana state law currently limits the number of riverboat gaming licenses that may be granted to 15, plus a single land-based facility in New Orleans. There are also Indian gaming casinos operating in the state, which are not subject to Louisiana gaming laws. The Company believes Louisiana's self imposed limitation on the number of licenses that may be granted may create a favorable operating environment for the holders of such licenses.

         The primary market area for the Calcasieu Parish Casino includes the Houston, Texas metropolitan area, other population centers west of the Casino such as Beaumont, Galveston, Orange and Port Arthur, Texas and population centers east of the Casino such as Lafayette and Baton Rouge, Louisiana. SCGC expects that more than half of its patrons will come from Texas, with a significant portion coming from metropolitan Houston. Although casino gaming is not currently permitted in Texas, the Texas legislature has considered various proposals to authorize casino gaming. Gaming cannot commence in Texas until the legislature adopts appropriate legislation (which may require an amendment to the Texas Constitution and an affirmative vote of the people) and operators complete the licensing and construction process. If casinos commence operations in Texas in or near SCGC's primary market area, they would adversely affect the Calcasieu Parish Casino.

         The Calcasieu Parish Casino will be the third riverboat gaming facility to enter the Lake Charles, Louisiana market. Two riverboats, containing an aggregate of approximately 50,000 square feet of casino floor space, currently operate from a single location in the City of Lake Charles approximately three miles from the site of SCGC's Casino. In addition, a land-based, Indian-owned casino opened in January 1995 in Kinder, Louisiana, approximately 39 miles from the site of the Casino. As a new entrant into the Lake Charles market, the Casino will face the additional challenge of competing for established customers of its competitors. Management believes that the Casino will have several competitive advantages in the Lake Charles gaming market. The Casino, with its location at the western end of the Lake Charles gaming market, will be the first gaming facility reached by patrons arriving from the west, including Texas. The Company intends to capitalize on its superior location by maximizing the visibility of the Casino with a 120-foot-high tower. Moreover, management believes that free on-site parking facilities further enhance the competitive advantages of the Casino.

         Las Vegas. The Bourbon Street casino faces competition from other casinos and hotels in the Las Vegas area, including competitors located on the Las Vegas Strip, east of the Las Vegas Strip, on the Boulder Highway and in downtown Las Vegas. Such competition includes a number of operations that target local residents, as well as gaming facilities not related to hotels. Recently, several of the Company's direct competitors who cater to the "locals" market have completed major expansion projects, and other expansions are in progress or are planned. Currently, there are approximately 27 major gaming properties located on or near the Las Vegas Strip, 12 located in the downtown area and several located in other areas of Las Vegas.

         The Bourbon Street competes with other state and international gaming operations, as well as hotel-casinos located in the Laughlin and Reno-Lake Tahoe areas of Nevada. The Company believes that it competes for gaming customers with the casinos in Atlantic City, New Jersey and other parts of the world, and with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming in the United States, as well as with gaming on cruise ships. In addition, certain states have recently legalized and several other states are currently considering legalizing casino gaming in specific geographic areas within those states. The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area, such as Chicago or Los Angeles, could have a material adverse effect on its hotel-casino business. The availability of other gaming opportunities such as local casinos, lotteries and other forms of gaming in other states, particularly in areas close to Nevada, such as California, could adversely affect the Company's operations.

LOUISIANA GAMING REGULATION

         In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on the Mississippi, Red, Calcasieu, Mermentau, Ouachita or Atchafalaya rivers, in the Mississippi River Gulf Outlet, Bayou Bienvenue, Lake Ponchartrain, Lake Maurepas, Lake Charles and the Intracoastal Waterway.

         The legislation granted authority to supervise gaming activities to the Gaming Commission and the Enforcement Division. The Gaming Commission is authorized to hear and determine all appeals relative to the granting, suspension, revocation, and renewal of all licenses, permits and applications. In addition, the Gaming Commission must establish regulations concerning authorized routes and duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The

Enforcement Division is authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct reviews of gaming activities.

         In issuing a license, the Enforcement Division must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Enforcement Division will not grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Enforcement Division; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat;
(vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train, and upgrade minorities in all employment classifications.

         The Enforcement Division is empowered to issue up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

         The Louisiana gaming law specifies certain restrictions and conditions relating to riverboat gaming operations, including but not limited to the following: (i) gaming is not permitted while a riverboat is docked, unless the vessel is docked for less than 45 minutes between excursions, or unless dangerous weather or water conditions exist; (ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration (inclusive of the 45 minutes between excursions), subject to specified exceptions; (iii) agents of the Enforcement Division are permitted on board at any time during gaming operations; (iv) gaming devices, equipment, and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates, and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Enforcement Division.

         Louisiana law permits 24-hour unlimited stakes gaming on newly constructed riverboats which conduct cruises, does not have loss or bet limitations, but restricts the percentage of space on a riverboat that may be utilized for gaming to the lesser of (a) 60% of the total square footage of the passenger access area, or (b) 30,000 square feet. A total of 15 riverboat gaming licenses are authorized to be granted, with a maximum of six riverboat gaming licenses in any one parish. Louisiana law also allows a single, land-based casino in the City of New Orleans. The legal age for gaming in Louisiana is 21.

         The license fee to conduct gaming activities on a riverboat is (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 3 1/2% of the net gaming proceeds. In addition, an annual franchise fee of 15% of the net gaming proceeds will be charged to conduct operations on Louisiana waterways. The local governing authority (city or parish) is permitted to assess the riverboat operation up to $2.50 per person as an admissions tax. In addition, Calcasieu Parish has a statutory fifty cents ($.50) per head admissions tax applicable to riverboat gaming operations, the proceeds of which are used to support education.

         The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Enforcement Division approval. A security issued by a corporation that holds a license must generally disclose these restrictions.

         The conditions to SCGC's permanent riverboat casino license include the operation of the riverboat under an approved plan of security and internal controls for a period of six months, exercising due diligence in the development of its planned hotel in Calcasieu Parish and obtaining of the Enforcement Division's prior written approval to any modification to its plans for such hotel, including the abandonment of any portion of the project. Upon satisfaction of the conditions to the license, a permanent license will be issued by the Enforcement Division.


NEVADA GAMING REGULATION

         The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Las Vegas; collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's proposed gaming operations.

         The Company will be required to be registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and to be found suitable to own the stock of Bourbon Street. Bourbon Street is licensed by the Nevada Gaming Authorities as a corporate licensee ( a "Corporate Licensee") under the terms of the Nevada Act. The following regulatory requirements will be applicable to the Company and Bourbon Street upon their receipt of all necessary approvals from the Nevada Gaming Authorities in connection with their applications for registration or licensing, as applicable. There can be no assurance that such approvals will be obtained or that if obtained, that they will be obtained on a timely basis.

         As a Registered Corporation, the Company will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive, any percentage of profits from a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Corporate Licensee in order to determine whether such individual is suitable or should be licensed as a business associate of the Corporate Licensee.
Officers, directors and certain key employees of the Corporate Licensee will be required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the activities of the Corporate Licensee may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Corporate Licensee, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Corporate Licensee to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or resolutions of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and the Corporate Licensee will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, liens, sales of securities and similar financing transactions by the Corporate Licensee will be required to be reported to or approved by the Nevada Commission.

         If it were determined that the Nevada Act was violated by the Corporate Licensee, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Corporate Licensee and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses of the Corporate Licensee could (and revocation of any license of the Corporate Licensee would) materially adversely affect the Company.

         Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have their suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of

Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and the other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to the consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives a notice that a person is unsuitable to be a stockholder or to have any other relationship with it, it
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remunerations in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

(i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remunerations in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Company will also be required to disclose to the Nevada Commission, upon its request, the identities of any of their security holders. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. It is unknown whether the Nevada Commission will impose such a requirement on the Company.

         After becoming a Registered Corporation, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

         The regulations of the Nevada Board and the Nevada Commission also provide that any entity which is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or such regulations, such as the Company, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable to be a holding company if it did not submit such an application.

         Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license to manufacture or distribute gaming devices also pay certain fees and taxes to the State of Nevada.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.
Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who was denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

NON-GAMING REGULATIONS

         The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

         The federal Merchant Marine Act of 1936 and the federal Shipping Act of 1916 and applicable regulations thereunder contain provisions designed to prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of the outstanding shares of common stock of entities subject to such regulation.

         All navigable vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel (including requirements that each vessel be operated by a minimum complement of personnel) and safety. Each vessel must hold a Certificate of Inspection from the Coast Guard. The Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of certain personnel involved with the operation of the vessel. The Calcasieu Parish Casino will be subject to periodic inspections by the Coast Guard and every five years the Casino must be dry docked for hull and other inspections, which will result in a loss of service that can have an adverse effect on the Company. Failure to hold a Certificate of Inspection would preclude the use of the riverboat as a floating casino.

         All shipboard employees of SCGC, even those not involved in the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

         Continuing construction activities on the Site require the approval of a variety of regulatory agencies including those associated with sewage, fire and building safety, food service and sanitation and other construction and development related matters.

FUTURE EXPANSION

         In December 1993, Crown acquired all of the outstanding stock of GEMS, which had an option to purchase an 18.6 acre tract of land for $10 million in the gaming district of Las Vegas located across the street from the Gold Coast Hotel and Casino. GEMS exercised the option and purchased the land on June 8, 1994. The land has received zoning approval for the construction of a twelve story, 400 room hotel and casino known as the Desert Winds Hotel and Casino. Crown intends to develop the Desert Winds project either independently or through a joint venture. In connection with the joint venture agreement with LRGP, the Company granted LRGP a right of first refusal to jointly develop its Desert Winds project in the event the Company chooses to develop such project on a joint venture basis. GEMS has no other operations other than its development of the Desert Winds project.

         In July 1995, the Company entered in to a definitive asset purchase agreement to acquire the Bourbon Street Hotel and Casino in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street has approximately 430 slot machines and 15 table games over its 15,000 square feet of gaming space, 166 hotel rooms, including 16 suites, and has reported annual revenue of approximately $12 million. Consummation of this transaction is expected to occur by October 1995. In the event the Company is not licensed to operate a casino in Nevada prior to closing the Bourbon Street acquisition, the Company will lease the Bourbon Street facilities back to the current gaming operator for $62,500 per month for up to eighteen months.

EMPLOYEES

         At July 31, 1995 the Company employed 11 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory. SCGC currently employs approximately 1,200 persons full time. The Bourbon Street currently employs approximately 350 persons full time.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

         NAME                                         AGE      POSITION WITH THE COMPANY
         ----                                         ---      -------------------------
         Edward R. McMurphy  . . . . . . . . . .      44       Chairman of the Board, President and
                                                               Chief Executive Officer

         Tilman J. Falgout, III  . . . . . . . .      46       Executive Vice President, General
                                                               Counsel and Director

         Mark D. Slusser . . . . . . . . . . . .      37       Vice President Finance, Chief
                                                               Financial Officer and Secretary

         Edward J. Preuss, Jr. . . . . . . . . .      62       Vice President Project Development

         Leslie M. Clavir  . . . . . . . . . . .      54       Vice President Gaming

         EDWARD R. MCMURPHY, has served as President of the Company since July 1984 and as Chief Executive Officer since January 1988. He has been a director of the Company since its inception in April 1983. Prior to and during his involvement with the Company, Mr. McMurphy served as President of Marion Properties, Inc., a real estate investment and development company from 1979 to 1986.

         TILMAN J. FALGOUT, III, has served as Executive Vice President and General Counsel of the Company since March 1995 and as a director of the Company since September 1992. From 1978 through June, 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

         MARK D. SLUSSER, has served as Chief Financial Officer of the Company since October 1989 and as Secretary since April 1990. From 1981 until joining the Company, Mr. Slusser was employed by Ernst & Young LLP, where he held various positions in the Audit Department including Senior Manager. Mr. Slusser is a Certified Public Accountant.

         EDWARD J. PREUSS, JR., has served as Vice President Project Development since April 1994. He was self employed as a general business consultant for 11 years prior to joining the Company. Prior to his self-employment, Mr. Preuss worked at Marion Corporation as Vice President of Corporate Communications from 1976 to 1983.

         LESLIE M. CLAVIR, has served as Vice President Gaming of the Company since March 1995. From December 1993 to February 1995, Mr. Clavir was employed by Century Casinos, Inc. as General Manager of the Company's Louisiana riverboat casino. From 1991 to November 1993, Mr. Clavir served as Director of Casino Operations for the Hotel San Remo in Las Vegas, Nevada. From 1986 to 1991, Mr. Clavir owned and operated three bar and restaurant properties. From 1982 to 1986, Mr. Clavir was General Manager of the Pioneer Inn Hotel and Casino in Reno, Nevada. From 1977 to 1982, Mr. Clavir was employed by the Boyd Group where he held various casino operational and management positions.

ITEM 2.  PROPERTIES.

         The Company currently maintains its executive offices in approximately 3,000 square feet of leased office space in Dallas, Texas. In July 1995, the Company executed a lease for approximately 6,000 square feet of office space at a different location in the Dallas area. The lease has a five-year term with two three-year renewal options. During the initial term, annual rent (excluding insurance, taxes and common area maintenance charges) ranges from $65,450 in year one to $77,350 in year five.

         On July 8, 1994, SCGC purchased its Casino. The Casino consists of four decks and an aggregate of 48,000 square feet of floor space, including 26,000 square feet to be used for active gaming operations.

         In March and July 1995, SCGC entered into agreements to lease the two parcels of land that compromise the 16-acre Calcasieu Parish site. The leases have an initial term of five years with seven five year renewal options. During the initial term, the leases require annual rental payments of $850,000 (excluding property taxes) in years one through four, and $1,000,000 in year five, payable monthly.

         In July 1995, the Company entered into a definitive asset purchase agreement to acquire the Bourbon Street Hotel and Casino located in Las Vegas, Nevada, for a purchase price of $10 million. The Bourbon Street has 166 hotel rooms, including 16 suites. Closing is expected to occur by October 1995.

         The Company owns 6.5 acres of land adjacent to the Mississippi River levee in St. Charles Parish, Louisiana that it had planned to use in connection with its former riverboat casino site in St. Charles Parish. The Company will seek to sell such property in the near future.

         The Company, through its GEMS subsidiary, exercised an option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada on June 8, 1994, for $10 million. The land has received zoning approval for the construction of a twelve story, 400 room hotel and casino.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than as set forth below, there are no pending legal proceedings to which the Company is a party or of which any of its properties are subject that the Company believes have the potential to have a material adverse effect on the Company. There are no material proceedings known to the Company being contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party and has an interest, adverse to the Company.

         On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentation. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. The Company intends to vigorously contest liability in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is included in the Company's 1995 Annual Report to Stockholders ("1995 Annual Report") on page 31 under the heading "Common Stock Information, Dividends and Related Stockholder Matters" and such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is included in the Company's 1995 Annual Report on page 31 under the heading "Selected Financial Data" and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is included in the Company's 1995 Annual Report on pages 10 through 12 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements on pages 13 through 30 of the Company's 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 26, 1993, Ernst & Young LLP, the independent auditors for the Company, resigned. Ernst & Young LLP advised the Company that a primary reason for their resignation was due to the Company's change in its business from cable programming to the gaming industry. Ernst & Young LLP advised the Company that the local Dallas office did not have sufficient expertise in this area and that substantial additional educational requirements would have to be met in order for the local office to continue the engagement.

         Ernst & Young LLP's report on the financial statements of the Company for the fiscal year ended April 30, 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal year ended April 30, 1993 and the subsequent interim period preceding the resignation of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. No event listed in Paragraphs (A) through (D) of Item 304 a(1)(v) of Regulation S-K occurred during the fiscal year ended April 30, 1993 and the subsequent interim period prior to Ernst & Young LLP's resignation.

         Ernst & Young LLP provided the Company with a letter indicating its agreement with the foregoing statements made by the Company.

         On April 28, 1994, the Company engaged Coopers & Lybrand L.L.P. as its independent auditors. During the Company's fiscal year ended April 30, 1993 and the subsequent interim period prior to engaging Coopers & Lybrand L.L.P., the Company did not consult with Coopers & Lybrand L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. There were no disagreements with or a reportable event related to the engagement of the Company's prior independent accountants.


                                   PART III

         Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held on September 29, 1995. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on September 29, 1995 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1).    Financial Statements and Auditors' Reports.

           The following financial statements and auditors' reports included in the Company's 1995 Annual Report are incorporated herein by reference in Item 8 of this report:

           Reports of Independent Auditors

           Consolidated Balance Sheets as of April 30, 1994 and 1995

           Consolidated Statements of Operations for the fiscal years ended April 30, 1993, 1994 and 1995

           Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1993, 1994 and 1995

           Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1993, 1994 and 1995

           Notes to Consolidated Financial Statements

           Financial Statement Schedules.

   (2). The following supporting financial statement schedule for the three years ended April 30, 1993, 1994, and 1995 are filed with this report:

                   II       -     Valuation and Qualifying Accounts


         All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

      (3).  Exhibits

      EXHIBIT
      NUMBER                                           DESCRIPTION OF EXHIBITS
      ------                                           -----------------------
      2.1          Stock Purchase Agreement dated June 11, 1993, by and among Skylink America Incorporated and
                   Gerald L. Adams. (9)

      2.2          Stock Purchase Agreement dated November 1, 1993 by and among Crown Casino Corporation ("Crown")
                   and Charles Golding Jr., Michael Bailey, William M. Dougal, Timothy M. Dougal, William Saetveit
                   and WDT Associates, Inc. (the "Principal Shareholders"). (12)

      2.2.1        Form of Stock Purchase Agreement between Crown and certain other Gaming Entertainment Management
                   Services, Inc. ("GEMS") selling shareholders. (12)

      2.2.2        First Amendment to Stock Purchase Agreement dated December 13, 1993 by and between Crown and the
                   Principal Shareholders. (12)

      2.3          Amended Stock Purchase Agreement dated June 9, 1995 between Crown and Louisiana Riverboat Gaming
                   Partnership. (1)

      3.1          Articles of Incorporation of Skylink America Incorporated (formerly SKAI, Inc.). (4)

      3.1.1        Articles of Merger of Skylink America Incorporated and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (4)

      3.1.2        Articles of Merger of Skylink America Incorporated and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (4)

      3.1.3        Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (13)

      3.1.4        Articles of Amendment filed with the Secretary of State of Texas on October 5, 1994. (13)

      3.2          By-Laws dated August 24, 1989. (5)

      4.1          Specimen stock certificate. (14)

      4.2          Form of Registration Rights Agreement dated January 5, 1994 by and between Crown and Dabney-Resnick, Inc. (13)

      4.2.1        Form of Stock Purchase Warrant dated January 5, 1994 allowing Dabney-Resnick, Inc. to purchase shares of common stock of Crown. (13)

      4.3          Form of Registration Rights Agreement dated January 5, 1994 by and between Crown and Sun Life Insurance
                   Company of America, Inc. (13)

      4.3.1        Form of Stock Purchase Warrant dated January 5, 1994 allowing Sun Life Insurance Company of America, Inc.
                   to purchase shares of common stock of Crown. (13)

      4.4          Stock Purchase Warrant dated June 3, 1994, allowing Nomura Holding America, Inc. ("Nomura") to purchase shares of Common Stock of Crown. (14)

      EXHIBIT
      NUMBER                                           DESCRIPTION OF EXHIBITS
      ------                                           -----------------------
      4.4.1        Note Purchase Agreement dated as of May 31, 1994 by and among St. Charles Gaming Company, Inc. ("SCGC"),
                   Crown, Hibernia National Bank, as Agent ("Hibernia"), and Nomura, together with $28 million Senior
                   Secured Increasing Rate Note. (14)

      4.4.2        Escrow Agreement dated as of May 31, 1994 among SCGC, Crown, GEMS, Nomura and Hibernia. (14)

      4.4.2.1      Letter Agreement dated October 7, 1994 among SCGC, Crown, GEMS, Nomura and Hibernia. (13)

      4.4.3        Mortgage dated May 27, 1994 between SCGC and Hibernia. (14)

      4.4.4        SCGC Security Agreement dated as of May 31, 1994. (14)

      4.4.5        Crown Security Agreement dated as of May 31, 1994. (14)

      4.4.6        Crown Stock Pledge Agreement dated as of May 31, 1994. (14)

      4.4.7        GEMS Guarantee dated as of May 31, 1994. (14)

      4.4.8        GEMS Security Agreement dated as of May 31, 1994. (14)

      4.4.9        Waiver dated September 30, 1994 of certain Non-Funding Events under the Note Purchase Agreement dated May 31, 1994. (13)

      4.4.10       Waiver dated October 7, 1994 of certain Non-Funding Events under the Note Purchase Agreement dated May 31, 1994. (13)

      4.4.11       Amendment and Waiver to Note Purchase Agreement dated as of December 3, 1994. (13)

      4.4.12       Amendment to Stock Purchase Warrant dated as of December 3, 1994. (13)

      4.5          Form of Stock Purchase Warrant dated as of April 15, 1994 allowing the following parties to purchase shares of Common Stock of Crown: Daniel G. Goggin (38,990 shares), Gerard M. Jacobs
                   (77,981 shares), and The Hubbard Company, Inc. (77,981 shares). (14)

      4.6          Form  of Stock Purchase Warrant dated March 18, 1994 granting Dabney-Resnick, Inc. the right to purchase
                   120,000 shares of Common Stock of Crown. (13)

      4.7          Common Stock Purchase Warrant dated July 8, 1994 granting Kehl River Boats, Inc. the right to purchase
                   100,000 shares of Common Stock of Crown. (13)

      4.8          Common Stock Purchase Warrant dated October 6, 1994 granting Don Farris the right to purchase 50,000 shares of Common Stock of Crown. (13)

      4.9          Common Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of Crown. (13)

      10.1         Skylink America Incorporated 1986 Incentive Stock Option Plan. (2)

      10.1.1       Amendment to Incentive Stock Option Plan adopted September 27, 1990. (6)

      EXHIBIT
      NUMBER                                           DESCRIPTION OF EXHIBITS
      ------                                           -----------------------
      10.2         Lease Agreement dated April 2, 1991 between the Registrant and FDIC as Manager of the FSLIC Resolution Fund
                   as Receiver for First Gibraltar. (6)

      10.3         Employment Agreement dated as of January 1, 1988 between Registrant and Edward R. McMurphy. (3)

      10.3.1       Amendment to Employment Agreement dated February 25, 1991 between Registrant and Edward R. McMurphy. (7)

      10.4         Severance Agreement dated March 26, 1992 between the Registrant and Mark D. Slusser. (8)

      10.5         Skylink America Incorporated 1991 Non-Qualified Stock Option Plan. (8)

      10.6         Agreement dated May 20, 1993, by and between Skylink America Incorporated and 10 Westpark Corporation. (9)

      10.7         Form of Indemnification Agreement between the Registrant and Edward R. McMurphy, Mark D. Slusser,
                   T.J. Falgout III, David J. Douglas, J. David Simmons and Michael B. Cloud. (10)

      10.8         LRGP $20,000,000 Promissory Note dated June 9, 1995 in favor of Crown. (1)

      10.9         Shareholders Agreement dated June 9, 1995 by and between LRGP and Crown. (1)

      10.10        Asset Purchase Agreement dated July 11, 1995 by and between Crown and SLT Realty Limited Partnership and Hotel Investors Corporation of Nevada, Inc. (1)

      10.11        Management Agreement dated March 2, 1995 by and between SCGC and Riverboat Services, Inc. (1)

      10.12        Lease Agreement dated May 20, 1994 by and between IGT-North America and SCGC. (14)

      10.12.1      Modification of Lease Agreement dated December 23, 1994 between IGT-North America and SCGC. (13)

      10.13        Teaming Agreement dated June 2, 1994 between Crown and Gerard M. Jacobs. (13)

      10.14        Stock Option Agreement dated December 28, 1993 between the Company and Paul J. Murray, III and
                   Ray A. Davezak (as shareholders of Murzac, Inc.). (13)

      10.14.1      First Amendment to Stock Option Agreement dated January 4, 1994. (13)

      10.15        Compromise Agreement dated January 27, 1995 among Crown, SCGC and Century Casinos Management, Inc. (13)

      10.16        Development Agreement dated June 9, 1995 by and between SCGC and Calcasieu Parish Police Jury. (1)

      10.16.1      First Amendment to Development Agreement dated July 25, 1995 by and between SCGC and Calcasieu Parish
                   Police Jury. (1)

      EXHIBIT
      NUMBER                                           DESCRIPTION OF EXHIBITS
      ------                                           -----------------------
      10.17        Lease dated March 24, 1995 by and between Port Resources,Inc. and CRU. Inc. (collectively, "Landlord")
                   and SCGC. (1)

      10.17.1      Amendment to Lease dated May 3, 1995 by and between SCGC and Landlord. (1)

      10.17.2      Second Amendment to Lease dated May 16, 1995 by and between SCGC and Landlord. (1)

      13.1         Annual Report to Stockholders for the fiscal year ended April 30, 1995. (1)

      16.1         Letter from Ernst & Young LLP, the Company's former independent auditor, regarding the Company's statements in its current report concerning the resignation of Ernst & Young LLP as the Company's independent auditor. (13)

      21.1         Subsidiaries of Registrant. (18)

      23.1         Consent of Coopers & Lybrand, L.L.P. (1)

      23.2         Consent of Ernst & Young LLP. (1)

      24.1         Power of Attorney of Edward R. McMurphy. (1)

      24.2         Power of Attorney of Tilman J. Falgout, III. (1)

      24.3         Power of Attorney of Gerard M. Jacobs. (1)

      24.4         Power of Attorney of David J. Douglas. (1)

      24.5         Power of Attorney of John David Simmons. (1)

      24.6         Power of Attorney of Robert J. Kehl. (1)

      27           Financial Data Schedule (for SEC use only).

______________________

(1)      Filed herewith.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 10, as amended (No. 0-14939) and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1990 and incorporated herein by reference.

(6) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1991 and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.

(9) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated June 25, 1993 and incorporated herein by reference.

(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

(11) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated October 26, 1993 and incorporated herein by reference.

(12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated December 13, 1993 and incorporated herein by reference.

(13) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 31, 1994 (No. 33-79484) and incorporated herein by reference.

(14) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth fiscal quarter ended April 30, 1995.

                           Crown Casino Corporation
                    (Formerly Skylink America Incorporated)
               Schedule II - Valuation and Qualifying Accounts



                                      Balance at      Charged to                                       Balance at
                                     Beginning of     Costs and        Charged to      Deductions -      End of
 Description                            Period         Expenses      Other Accounts    Describe (1)      Period
 ----------------------------------------------------------------------------------------------------------------
 Year ended April 30, 1995:
      Allowance for doubtful accounts    $200,000                                           $60,629      $139,371

 Year ended April 30, 1994:
      Allowance for doubtful accounts    $ 38,500        $218,510                          $ 57,010      $200,000

 Year ended April 30, 1993:
      Allowance for doubtful accounts    $ 86,308        $ 16,374                          $ 64,182      $ 38,500




(1)  Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CROWN CASINO CORPORATION


Dated:  August  10, 1995         By:/s/ Edward R. McMurphy
               ---                  --------------------------------------------
                                    Edward R. McMurphy
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated:  August  10, 1995         By:/s/ Mark D. Slusser
               ---                  --------------------------------------------
                                    Mark D. Slusser
                                    Vice President Finance and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

            Signature                                    Title                              Date
            ---------                                    -----                              ----
                *                            President, Chief Executive                August  10, 1995
 ------------------------------------        Officer and Director                             ----
 Edward R. McMurphy

                *                            Executive Vice President,                 August  10, 1995
 ------------------------------------        General Counsel and Director                     ----
 Tilman J. Falgout, III

                *                            Director                                  August  10, 1995
 ------------------------------------                                                         ----
 David J. Douglas

                *                            Director                                  August  10, 1995
 ------------------------------------                                                         ----
 John David Simmons

                                             Director                                  August      1995
 ------------------------------------                                                         ----
 Gerald L. Adams

                *                            Director                                  August  10, 1995
 ------------------------------------                                                         ----
 Gerard M. Jacobs
                                                                                       August  10, 1995
                *                            Director                                         ----
 ------------------------------------
 Robert J. Kehl

*By /s/ Mark D. Slusser
   ---------------------------------
   Mark D. Slusser
   As Attorney-in-Fact
   Pursuant to Powers of Attorney
   Filed Herewith

                                 EXHIBIT INDEX

Exhibit                  Sequential
Number                   Description of Exhibit                                                                  Page No.
-------                  ----------------------                                                                  --------
    2.3                  Amended Stock Purchase Agreement dated June 9, 1995 between Crown and
                         Louisiana Riverboat Gaming Partnership ("LRGP")

   10.8                  LRGP $20,000,000 Promissory Note dated June 9, 1995 in favor of Crown.

   10.9                  Shareholders Agreement dated June 9, 1995 by and between LRGP and
                         Crown.

   10.10                 Asset Purchase Agreement dated July 11, 1995 by and between Crown and
                         SLT Realty Limited Partnership and Hotel Investors Corporation of
                         Nevada, Inc.

   10.11                 Management Agreement dated March 2, 1995 by and between SCGC and
                         Riverboat Services, Inc.

   10.16                 Development Agreement dated June 9, 1995 by and between SCGC and
                         Calcasieu Parish Police Jury.

   10.16.1               First Amendment to Development Agreement dated July 25, 1995 by and between SCGC and Calcasieu Parish Police Jury.

   10.17                 Lease dated March 24, 1995 by and between Port Resources, Inc. and
                         CRU, Inc. (collectively, "Landlord") and SCGC.

   10.17.1               Amendment to Lease dated May 3, 1995 by and between SCGC and Landlord.

   10.17.2               Second Amendment to Lease dated May 16, 1995 by and between SCGC and
                         Landlord.

   13.1                  Annual Report to Stockholders for the fiscal year ended April 30, 1995

   23.1                  Consent of Coopers & Lybrand, L.L.P.

   23.2                  Consent of Ernst & Young LLP

   24.1                  Power of Attorney of Edward R. McMurphy

   24.2                  Power of Attorney of Tilman J. Falgout, III

   24.3                  Power of Attorney of Gerard M. Jacobs

   24.4                  Power of Attorney of David J. Douglas

   24.5                  Power of Attorney of John David Simmons

   24.6                  Power of Attorney of Robert J. Kehl

   27                    Financial Data Schedule (for SEC use only).