Form 10-Q
period 1995-07-31
CROWN CASINO CORP
filed 1995-09-18
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended July 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________ Commission file number 0-14939

                            Crown Casino Corporation
             (Exact name of registrant as specified in its charter)

                    Texas                                                    63-0851141
         (State or other jurisdiction of                                 (I.R.S. employer
         incorporation or organization)                                identification number)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                                    Outstanding at
                                 Title of Each Class                            September 15, 1995
                                 -------------------                            ------------------
                          Common stock, par value $.01 per share                    11,741,459

          PART I - FINANCIAL INFORMATION            ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS                            Crown Casino Corporation

                                                                                        July 31, 1995        April 30,
                                                                                         (Unaudited)           1995
                                                                                         ------------      -----------
                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                              $    154,123     $ 1,692,440
   Cash held in escrow                                                                         900,000
   Receivables                                                                               1,388,660
   Prepaid expenses and other                                                                  615,866         931,935
                                                                                          ------------     -----------
         Total current assets                                                                3,058,649       2,624,375
                                                                                          ------------     -----------
Property and equipment:
   Construction in progress                                                                                  1,565,739
   Furniture, fixtures and equipment                                                         1,550,747       8,887,241
   Riverboat and barges                                                                                     15,256,140
   Land held for development                                                                16,660,555      16,608,555
                                                                                          ------------     -----------
                                                                                            18,211,302      42,317,675
   Less accumulated depreciation                                                              (108,165)       (223,055)
                                                                                          ------------     -----------
                                                                                            18,103,137      42,094,620
                                                                                          ------------     -----------
Other assets:
   Note receivable, less current portion                                                    18,823,529
   Non-compete agreement, net                                                                                  316,674
   Debt issuance costs, net                                                                                    345,963
   License costs                                                                                             9,125,000
                                                                                          ------------     -----------
                                                                                            18,823,529       9,787,637
                                                                                          ------------     -----------
                                                                                          $ 39,985,315     $54,506,632
                                                                                          ============     ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $    131,268     $   999,611
   Accrued liabilities                                                                         518,346       1,038,587
   Advances from LRGP                                                                                        2,179,083
   Capital lease obligations                                                                     5,666       2,876,632
   Notes payable                                                                                            26,511,603
                                                                                          ------------     -----------
         Total current liabilities                                                             655,280      33,605,516
                                                                                          ------------     -----------
Capital lease obligations, less current portion                                                  4,834       2,271,477
Deferred income taxes                                                                        8,598,000         500,000
Common stock pending issuance                                                                                  200,000
Investment in SCGC                                                                           1,828,865
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      11,741,459 issued and outstanding (11,678,459 at April 30, 1995)                         117,415         116,785
   Additional paid-in capital                                                               42,081,992      41,859,407
   Accumulated deficit                                                                    ( 13,301,071)    (24,046,553)
                                                                                          ------------     -----------
         Total stockholders' equity                                                         28,898,336      17,929,639
                                                                                          ------------     -----------
                                                                                          $ 39,985,315     $54,506,632
                                                                                          ============     ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  Crown Casino Corporation
(Unaudited)

                                                                                               Three Months Ended
                                                                                                    July 31,
                                                                                              1995            1994
                                                                                          -----------     -----------
Revenues                                                                                  $       -       $       -

Costs and expenses:
   General and administrative                                                                 614,794         420,289

   Gaming pre-opening and development                                                         601,064         948,458
   Depreciation and amortization                                                               43,527          60,783
                                                                                          -----------     -----------
                                                                                            1,259,385       1,429,530
                                                                                          -----------     -----------
Other income (expense):
   Interest expense                                                                          (965,417)     (1,104,790)
   Interest income                                                                            495,679          81,331
   Equity in loss of SCGC                                                                    (940,035)
   Gain on sale of 50% of SCGC                                                             21,512,640
                                                                                          -----------     -----------
                                                                                           20,102,867      (1,023,459)
                                                                                          -----------     -----------
      Income (loss) before income taxes                                                    18,843,482      (2,452,989)

Provision (benefit) for income taxes                                                        8,098,000        (928,100)
                                                                                          -----------     -----------
      Net income (loss)                                                                   $10,745,482     $(1,524,889)
                                                                                          ===========     ===========

Income (loss) per share                                                                   $       .87     $      (.16)
                                                                                          ===========     ===========
Weighted average common and common
   equivalent shares outstanding                                                           12,318,684       9,479,447
                                                                                          ===========     ===========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  Crown Casino Corporation
(Unaudited)

                                                                                                Three Months Ended
                                                                                                     July 31,
                                                                                               1995            1994
                                                                                           -----------    ------------
Operating activities:
   Net income (loss)                                                                       $10,745,482    $ (1,524,889)
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                                                             43,527          60,783

      Amortization of debt issuance costs/discount                                             389,360         460,404
      Warrant issued for services                                                                               62,500
      Deferred income taxes                                                                  8,098,000        (928,100)
      Equity in loss of SCGC                                                                   940,035
      Gain on sale of 50% of SCGC                                                          (21,512,640)
      Changes in assets and liabilities, net of disposition:
          Receivables, net                                                                    (212,189)         47,866
          Prepaid expenses and other                                                          (511,753)     (1,087,750)
          Accounts payable and accrued liabilities                                               1,428       1,211,633
                                                                                           -----------    ------------
       Net cash used by operating activities                                                (2,018,750)     (1,697,553)
                                                                                           -----------    ------------

Investing activities:
   Purchases of property and equipment                                                      (4,130,293)   ( 15,344,572)
   Transfer to restricted cash, net                                                                         (6,545,001)
                                                                                           -----------    ------------
       Net cash used by investing activities                                                (4,130,293)   ( 21,889,573)
                                                                                           -----------    ------------
Financing activities:
   Issuance of common stock                                                                     23,215       3,358,537
   Issuance of debt and warrants                                                                            28,000,000
   Debt issuance costs                                                                                      (1,475,099)
   Advances from LRGP                                                                        4,627,897
   Payments of capital lease obligations                                                       (40,386)         (2,285)
                                                                                           -----------    ------------

       Net cash provided by financing activities                                             4,610,726      29,881,153
                                                                                           -----------    ------------
Increase (decrease) in cash and cash equivalents                                            (1,538,317)      6,294,027
Cash and cash equivalents at:     Beginning of period                                        1,692,440       1,778,939
                                                                                           -----------    ------------
                                  End of period                                            $   154,123    $  8,072,966
                                                                                           ===========    ============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             CROWN CASINO CORPORATION
(Unaudited)
FOR THE THREE MONTHS ENDED JULY 31, 1995

NOTE A - BASIS OF PRESENTATION

Crown Casino Corporation and subsidiaries ("Crown" or the "Company") (i) owns a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened on July 29, 1995, (ii) owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for development of a hotel and casino, and (iii) in July 1995 entered into a definitive purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.


NOTE B - SALE OF 50% OF SCGC

On June 9, 1995 pursuant to a definitive Stock Purchase Agreement ("Stock Purchase Agreement") the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of (i) a five-year $20 million note (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share.

The LRGP Note bears interest at 11.5% per annum, payable monthly, and is secured by LRGP's 50% interest in SCGC. Principal is payable in seventeen equal quarterly installments beginning in June 1996. If the distributions from SCGC to LRGP during any quarter are less than the principal installment due for such quarter, LRGP will only be obligated to pay the amount of such distribution and any deficiency will be deferred to the next installment due under the LRGP Note. All principal and interest not previously paid will be due and payable in June 2000.

Also, pursuant to the Stock Purchase Agreement, LRGP will lend funds, or will provide a financing source for SCGC, to provide for the development of the Calcasieu Parish project in amounts to be agreed upon between LRGP and the Company. The maximum amount of all loans funded or guaranteed by LRGP will not exceed $45 million, unless agreed to by the parties. In August 1995 SCGC and LRGP jointly issued $38.4 million of senior secured increasing rate notes the proceeds of which were used to retire all of SCGC's senior debt ($21.9 million) and certain LRGP obligations ($8.4 million). The balance of the proceeds will be used in the development of the Calcasieu Parish project (see Note C).

In connection with the Stock Purchase Agreement, SCGC bought out its prior casino management agreement and entered into a new casino management agreement with Casino America. The Casino America management agreement has a term of 99 years and provides for a management fee of (i) 2% of "Revenues," as defined in the agreement (generally net gaming revenues less gaming and admission taxes plus all other operating revenues) plus (ii) 10% of "Net Operating Income," as defined in the agreement, provided however, the total management fee shall not exceed 4% of "Revenues." In the event the LRGP Note goes into default and the Company reacquires LRGP's 50% interest in SCGC, SCGC will have the right to terminate the Casino America management agreement.

In addition to the foregoing, the Company granted LRGP a right of first refusal to jointly develop its 18.6 acre tract of land in the gaming district of Las Vegas in the event the Company chooses to develop such project on a joint venture basis.

The Company has included 100% of SCGC's operating results in its consolidated results of operations through June 8, 1995. From and after June 9, 1995 (the date of sale of 50% of SCGC), the Company has accounted for its investment in SCGC on the equity method, and accordingly has included its proportionate share of SCGC's operating results in its consolidated results of operations.

The Company's gain on the sale of 50% of SCGC is calculated as follows (in thousands):

         Consideration for sale of a 50% interest in SCGC                                                      $21,000

         Crown's negative basis in SCGC stock sold:
             Deficit in SCGC                                                                            1,778
             Percentage sold                                                                              50%
                                                                                                        -----
                                                                                                                   889
         Transaction and other costs                                                                              (376)
                                                                                                               -------
            Gain on sale of 50% of SCGC                                                                        $21,513
                                                                                                               =======
At July 31, 1995 the Company's investment in SCGC is calculated as follows (in thousands):

         Remaining negative basis in SCGC after sale of 50%                                                    $  (889)
         Crown's portion of SCGC's loss from June 9, 1995 to July 31, 1995                                        (940)
                                                                                                               -------
            Crown's investment in SCGC                                                                         $(1,829)
                                                                                                               =======


Since the Company anticipates SCGC will have future income (operations commenced on July 29, 1995), its investment in SCGC is carried below zero and is shown as a liability at July 31, 1995.



NOTE C - SCGC DEBT

In June 1994 SCGC issued a $28 million Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor. The Senior Note was initially due on June 3, 1995, but was subsequently extended to August 31, 1995 and carried a 12% coupon increasing 67 basis points each quarter up to a maximum interest rate of 14%. The Senior Note was issued with a five-year warrant to purchase 508,414 shares of the Company's common stock at an original exercise price of $6.00 per share, which was adjusted to $3.00 per share in December 1994 pursuant to an amendment to the warrant. The proceeds from the private placement were allocated between the Senior Note ($26.7 million) and the warrant ($1.3 million) based upon the relative fair value of each of the securities at the time of issuance. The resulting original issue discount has been amortized over the life of the Senior Note using the effective interest method.

In August 1995, SCGC's Senior Note was paid off from the proceeds of $38.4 million of Senior Secured Increasing Rate Notes (the "New Notes"), issued jointly by SCGC and LRGP (collectively, the "Issuers"). The New Notes initially become due on July 27, 1996, but can be extended up to an additional twelve months at the option of the Issuers provided no event of default has occurred and is continuing, carry a 12% coupon increasing 25 basis points each quarter until maturity, and provide for contingent interest beginning in May 1996 equal to 7.5% of the Issuers' consolidated cash flow, as defined. The New Notes are collateralized by substantially all the assets of the Issuers and the agreement governing the New Notes contains covenants relating to certain business, operational and financial matters including limitations on (i) incurring additional debt, (ii) paying dividends, (iii) merging or consolidating with others, (iv) changes in control, (v) capital expenditures,
(vi) investments and joint ventures, and (vii) the sale of assets, and financial covenants pertaining to (i) minimum cash flow, (ii) minimum fixed charge ratio, (iii) maximum leverage ratio, and (iv) minimum net worth. The Company anticipates that SCGC will fail to meet certain financial covenants of the agreement governing the New Notes which, if not amended or waived, would result in an event of default. The Issuers are currently having discussions with the holder of the New Notes regarding the anticipated event of default. While no assurance can be given that a satisfactory waiver or amendment will be forthcoming, the Company expects the Issuers will obtain such waiver or amendment to cure the anticipated event of default. The New Notes are not guaranteed by the Company or any of its consolidated subsidiaries.

NOTE D - LAND HELD FOR DEVELOPMENT

In connection with the acquisition of Gaming Entertainment Management Services, Inc. in December 1993, the Company acquired an option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada located on the southeast corner of the intersection of Flamingo and Arville. In June 1994 the Company exercised its option and closed the purchase of the Las Vegas land. In February 1994 the Las Vegas land under option was appraised for approximately $20.3 million.



NOTE E - PENDING ACQUISITION

On July 14, 1995 the Company entered into a definitive asset purchase agreement to acquire the Bourbon Street Casino located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street Casino has approximately 430 slot machines and 15 table games over its 15,000 square feet of gaming space, 166 hotel rooms, including 16 suites, and has reported annual revenues of approximately $12 million. Closing is expected to occur by October 1995.



NOTE F - CONTINGENCY

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. The Company intends to vigorously contest liability in this matter.



NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the three months ended July 31, 1995 and 1994:

                                                                             Three Months Ended
                                                                                     July 31,
                                                                           1995               1994
                                                                          ------             ------
             Note received for sale of 50% of SCGC stock               $20,000,000
             Equipment acquired under capital leases                                        $5,268,408
             Property acquired in exchange for note receivable                                 471,465
             Warrants issued for property and services                                         212,500
             Interest paid, net of amount capitalized                    1,045,162               7,756

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW

The Company (i) owns a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened on July 29, 1995, (ii) owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for development of a hotel and casino, and (iii) in July 1995 entered into a definitive purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions. In January 1995, SCGC made the strategic decision to relocate the site for its planned Louisiana riverboat casino from St. Charles Parish to Calcasieu Parish in the southwest part of the state near the Texas border. In March 1995, the Company entered into an agreement with Louisiana Riverboat Gaming Partnership ("LRGP") to form a joint venture to develop the Calcasieu Parish project. LRGP, a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. Pursuant to the joint venture agreement, on June 9, 1995 the Company sold 50% of the outstanding common stock of SCGC for (i) a five-year $20 million note (the "LRGP Note"),
(ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. On July 29, 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana as an Isle of Capri(SM) themed property.

RESULTS OF OPERATIONS

As a result of the Company's sale of 50% of SCGC on June 9, 1995, from and after such date SCGC's operating results are no longer consolidated with the Company, but rather are accounted for on the equity method. Accordingly, operating results for the current and prior fiscal quarter are not entirely comparable.

THREE MONTHS ENDED JULY 31, 1995 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1994

Gaming pre-opening and development costs for the three months ended July 31, 1995 decreased $ 347,394 compared to the same period in the prior fiscal year. The decrease was attributable to comparing 39 days of development of SCGC's riverboat casino project in the current fiscal period versus a full three months in the prior fiscal period. General and administrative expenses for the three months ended July 31, 1995 increased $194,505 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased personnel costs as the Company expanded its corporate staff in preparation for future growth and expansion. Interest expense for the three months ended July 31, 1995 decreased $139,373 compared to the same period in the prior fiscal year. The decrease was the result of the Company no longer consolidating the operating results of SCGC from and after June 9, 1995, as SCGC was formerly responsible for all of the Company's consolidated interest expense. Interest income for the three months ended July 31, 1995 increased $414,348 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal quarter on the $20 million LRGP Note at the rate of 11.5% per annum, whereas in the prior fiscal quarter interest income on a portion of the proceeds from the issuance of the $28 million Senior Note was being held in escrow and earning interest at the rate of 3% to 4% in a money market fund.


LIQUIDITY AND CAPITAL RESOURCES

                                  THE COMPANY

In connection with the acquisition of the Bourbon Street Casino, the Company anticipates raising the $10 million purchase price from (i) conversion of $5 million of the LRGP Note into 416,667 shares of Casino America common stock and the subsequent sale of such shares, (ii) the sale of all or a portion of the LRGP Note, (iii) the public or private sale of the Company's common stock, including 1,085,000 shares registered for sale pursuant to a registration statement filed with the Securities and Exchange Commission, and/or (iv) the issuance of debt.

Management of the Company is evaluating the design, scope and capital requirements of its proposed hotel and casino project which is to be built on the Company's 18.6 acre tract of land in Las Vegas. Management is considering a variety of scenarios with respect to the operation and ownership of the proposed hotel and casino, including a potential joint venture relationship.
In connection with
the joint venture agreement with LRGP, the Company granted LRGP a right of first refusal to develop such project with the Company in the event the Company chooses to develop such project on a joint venture basis.


                                      SCGC

Since the Company and LRGP entered into the joint venture agreement in March 1995, LRGP and its affiliate, Casino America, have been providing capital to develop the Calcasieu Parish project which opened in July 1995. As of September 10, 1995, the Company anticipates an additional $24 million will be spent to complete (i) the permanent terminal facility, and (ii) certain road improvements and retire project related payables. In addition, SCGC plans to construct a 300 room hotel at an estimated cost of $15 million. The Company expects that the additional capital necessary to complete the Calcasieu Parish project will come from LRGP, Casino America or a financing source arranged by either of them, and cash flows from operating the Calcasieu Parish project. However, neither LRGP nor Casino America have a contractual obligation to provide such capital and no assurance can be given that such parties will provide the capital necessary to complete the planned improvements.

In June 1994 SCGC completed a private placement of a $28 million Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor. SCGC repaid $6.5 million of the Senior Note in October 1994. The balance of the Senior Note was repaid in August 1995 from a portion of the proceeds from the issuance of $38.4 million of Senior Secured Increasing Rate Notes (the "New Notes") issued jointly by SCGC and LRGP (collectively, the "Issuers") to the same institutional investor. The New Notes initially become due on July 27, 1996, but can be extended up to an additional twelve months at the option of the Issuers provided no event of default has occurred and is continuing, carry a 12% coupon increasing 25 basis points each quarter until maturity, and provide for contingent interest beginning in May 1996 equal to 7.5% of the Issuers' consolidated cash flow, as defined. The New Notes are collateralized by substantially all the assets of the Issuers and the agreement governing the New Notes contains covenants relating to certain business, operational and financial matters including limitations on (i) incurring additional debt, (ii) paying dividends, (iii) merging or consolidating with others, (iv) changes in control, (v) capital expenditures, (vi) investments and joint ventures, and
(vii) the sale of assets, and financial covenants pertaining to (i) minimum cash flow, (ii) minimum fixed charge ratio, (iii) maximum leverage ratio, and
(iv) minimum net worth. The Company anticipates that SCGC will fail to meet certain financial covenants of the agreement governing the New Notes which, if not amended or waived, would result in an event of default. The Issuers are currently having discussions with the holder of the New Notes regarding the anticipated event of default. While no assurance can be given that a satisfactory waiver or amendment will be forthcoming, the Company expects the Issuers will obtain such waiver or amendment to cure the anticipated event of default. The New Notes are not guaranteed by the Company or any of its consolidated subsidiaries.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. The Company intends to vigorously contest liability in this matter.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 4.4.1   Note Purchase Agreement, dated as of July 20, 1995, by and among Louisiana Riverboat Gaming
                         Partnership ("LRGP"), St. Charles Gaming Company, Inc. ("SCGC", collectively with LRGP, the
                         "Issuers"), Nomura Holding America, Inc. ("Nomura") and First National Bank of Commerce, as
                         agent for Nomura ("First NBC").

                 4.4.2   $38,400,000 Senior Secured Increasing Rate Notes issued by LRGP and SCGC to Nomura.

                 4.4.3   Pledge Agreement, dated as of July 20, 1995, made by Crown in favor of First NBC.

                 4.4.4   Crown Subordination Agreement, dated as of July 20, 1995, among Crown, LRGP, Nomura and First
                         NBC.

                 4.4.5   Security Agreement, dated as of July 20, 1995, made by the Issuers in favor of First NBC.

                 10.18   Lease (North tract) dated July 17, 1995 by and between Port Resources, Inc. and CRU, Inc.
                         (collectively, "Landlord"), SCGC and Crown.

               10.18.1   Amendment to Lease (North tract) dated July 17, 1995 by and between Landlord, SCGC, Crown and
                         LRGP.

               10.18.2   Second Amendment to Lease (North tract) dated July 25, 1995 by and between Landlord, SCGC,
                         Crown and LRGP.

                    27   Financial Data Schedule

         (b)     Reports on Form 8-K:

                 Report on Form 8-K dated June 9, 1995 (event date) in connection with the sale of a 50% interest in St. Charles Gaming Company, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CROWN CASINO CORPORATION



                                    By:     \s\ Mark D. Slusser
                                            -------------------------------
                                            Mark D. Slusser
                                            Vice President Finance, Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)




Dated:  September 15, 1995

                                                        INDEX TO EXHIBITS

                                                                                                                     SEQUENTIALLY
               EXHIBIT                                                                                                 NUMBERED
                 NO.                                        DESCRIPTION                                                  PAGE
               -------                                      -----------                                              ------------
                 4.4.1   Note Purchase Agreement, dated as of July 20, 1995, by and among Louisiana Riverboat Gaming
                         Partnership ("LRGP"), St. Charles Gaming Company, Inc. ("SCGC", collectively with LRGP, the
                         "Issuers"), Nomura Holding America, Inc. ("Nomura") and First National Bank of Commerce, as
                         agent for Nomura ("First NBC").

                 4.4.2   $38,400,000 Senior Secured Increasing Rate Notes issued by LRGP and SCGC to Nomura.

                 4.4.3   Pledge Agreement, dated as of July 20, 1995, made by Crown in favor of First NBC.

                 4.4.4   Crown Subordination Agreement, dated as of July 20, 1995, among Crown, LRGP, Nomura and First
                         NBC.

                 4.4.5   Security Agreement, dated as of July 20, 1995, made by the Issuers in favor of First NBC.

                 10.18   Lease (North tract) dated July 17, 1995 by and between Port Resources, Inc. and CRU, Inc.
                         (collectively, "Landlord"), SCGC and Crown.

               10.18.1   Amendment to Lease (North tract) dated July 17, 1995 by and between Landlord, SCGC, Crown and
                         LRGP.

               10.18.2   Second Amendment to Lease (North tract) dated July 25, 1995 by and between Landlord, SCGC,
                         Crown and LRGP.

                    27   Financial Data Schedule