Form 10-Q
period 1995-10-31
CROWN CASINO CORP
filed 1995-12-13
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended October 31, 1995


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
(State or other jurisdiction of           (I.R.S. employeridentification number)
incorporation or organization)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Outstanding at
          Title of Each Class                            December 12, 1995
          -------------------                            -----------------
  Common stock, par value $.01 per share                  11,725,559

     PART I - FINANCIAL INFORMATION            ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS                             Crown Casino Corporation

                                                                                      October 31, 1995     April 30,
                                                                                        (Unaudited)           1995
                                                                                      ----------------   -------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                            $    335,673      $  1,692,440
   Receivables                                                                               264,784
   Prepaid expenses and other                                                                905,587           931,935
                                                                                        ------------      ------------
         Total current assets                                                              1,506,044         2,624,375
                                                                                        ------------      ------------
Property and equipment:
   Construction in progress                                                                                  1,565,739
   Furniture, fixtures and equipment                                                       1,580,621         8,887,241
   Riverboat and barges                                                                                     15,256,140
   Land held for development                                                              16,660,555        16,608,555
                                                                                        ------------      ------------
                                                                                          18,241,176        42,317,675
   Less accumulated depreciation                                                            (137,191)         (223,055)
                                                                                        ------------      ------------
                                                                                          18,103,985        42,094,620
                                                                                        ------------      ------------
Other assets:
   Note receivable                                                                        20,000,000
   Non-compete agreement, net                                                                                  316,674
   Debt issuance costs, net                                                                                    345,963
   License costs                                                                                             9,125,000
                                                                                        ------------      ------------
                                                                                          20,000,000         9,787,637
                                                                                        ------------      ------------
                                                                                        $ 39,610,029      $ 54,506,632
                                                                                        ============      ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    134,010      $    999,611
   Accrued liabilities                                                                       318,336         1,038,587
   Advances from LRGP                                                                                        2,179,083
   Capital lease obligations                                                                   5,879         2,876,632
   Notes payable                                                                                            26,511,603
                                                                                        ------------      ------------
         Total current liabilities                                                           458,225        33,605,516
                                                                                        ------------      ------------
Capital lease obligations, less current portion                                                3,281         2,271,477
Deferred income taxes                                                                      8,554,800           500,000
Common stock pending issuance                                                                                  200,000
Investment in SCGC                                                                         2,474,583
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      11,725,559 issued and outstanding (11,678,459 at April 30, 1995)                       117,256           116,785
   Additional paid-in capital                                                             42,031,214        41,859,407
   Accumulated deficit                                                                  ( 14,029,330)     ( 24,046,553)
                                                                                        ------------      ------------
         Total stockholders' equity                                                       28,119,140        17,929,639
                                                                                        ------------      ------------
                                                                                        $ 39,610,029      $ 54,506,632
                                                                                        ============      ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  Crown Casino Corporation
(Unaudited)

                                                                                              Three Months Ended
                                                                                                   October 31,
                                                                                              1995             1994
                                                                                           -----------     -----------
Revenues                                                                                   $        -     $        -

Costs and expenses:
   General and administrative                                                                   623,235        520,079
   Gaming pre-opening and development                                                            61,723      2,447,951
   Depreciation and amortization                                                                 29,026         62,681
                                                                                           ------------   ------------
                                                                                                713,984      3,030,711
                                                                                           ------------   ------------
Other income (expense):
   Interest expense                                                                                (376)    (1,938,256)
   Interest income                                                                              588,619         76,709
   Equity in loss of SCGC                                                                      (645,718)
                                                                                           ------------   ------------
                                                                                                (57,475)    (1,861,547)
                                                                                           ------------   ------------
      Loss before income taxes                                                                 (771,459)    (4,892,258)


Benefit for income taxes                                                                        (43,200)    (1,870,750)
                                                                                           ------------   ------------

      Net loss                                                                             $   (728,259)  $ (3,021,508)
                                                                                           ============   ============


Loss per share                                                                             $       (.06)  $       (.31)
                                                                                           ============   ============

Weighted average common and common
   equivalent shares outstanding                                                             11,741,286      9,633,424
                                                                                           ============   ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  Crown Casino Corporation
(Unaudited)

                                                                                               Six Months Ended
                                                                                                  October 31,
                                                                                              1995             1994
                                                                                           -----------     -----------
Revenues                                                                                   $          -   $        -

Costs and expenses:
   General and administrative                                                                 1,238,029        940,368
   Gaming pre-opening and development                                                           662,787      3,396,409
   Depreciation and amortization                                                                 72,553        123,464
                                                                                           ------------   ------------
                                                                                              1,973,369      4,460,241
                                                                                           ------------   ------------
Other income (expense):
   Interest expense                                                                            (965,793)    (3,043,046)
   Interest income                                                                            1,084,298        158,040
   Equity in loss of SCGC                                                                    (1,585,753)
   Gain on sale of 50% of SCGC                                                               21,512,640
                                                                                           ------------   ------------
                                                                                             20,045,392     (2,885,006)
                                                                                           ------------   ------------
      Income (loss) before income taxes                                                      18,072,023     (7,345,247)


Provision (benefit) for income taxes                                                          8,054,800     (2,798,850)
                                                                                           ------------   ------------

      Net income (loss)                                                                    $ 10,017,223   $ (4,546,397)
                                                                                           ============   ============


Income (loss) per share                                                                    $        .82   $       (.48)
                                                                                           ============   ============

Weighted average common and common
   equivalent shares outstanding                                                             12,263,377      9,556,435
                                                                                           ============   ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  Crown Casino Corporation
(Unaudited)

                                                                                                     Six Months Ended
                                                                                                        October 31,
                                                                                                   1995            1994
                                                                                               -------------   -------------
Operating activities:
   Net income (loss)                                                                          $   10,017,223   $ (4,546,397)
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                                                                   72,553        123,464

      Amortization of debt issuance costs/discount                                                   389,360      1,412,740
      Warrant issued for services                                                                                    62,500
      Deferred income taxes                                                                        8,054,800     (2,798,850)
      Equity in loss of SCGC                                                                       1,585,753
      Gain on sale of 50% of SCGC                                                                (21,512,640)
      Changes in assets and liabilities, net of disposition:
          Receivables, net                                                                          (364,784)       356,723
          Prepaid expenses and other                                                                (801,474)    (1,338,379)
          Accounts payable and accrued liabilities                                                  (195,840)     1,367,180
                                                                                              --------------   ------------
       Net cash used by operating activities                                                      (2,755,049)    (5,361,019)
                                                                                              --------------   ------------

Investing activities:
   Purchases of property and equipment                                                            (4,160,168)  ( 16,884,850)
   Sale of 50% of SCGC                                                                             1,000,000
                                                                                              --------------   ------------
       Net cash used by investing activities                                                      (3,160,168)  ( 16,884,850)
                                                                                              --------------   ------------
Financing activities:
   Issuance of common stock                                                                           23,215      3,366,584
   Purchases of common stock                                                                         (50,937)       (55,000)
   Issuance of debt and warrants                                                                                 28,000,000
   Debt issuance costs                                                                                           (1,475,099)
   Advances from LRGP                                                                              4,627,897
   Payments of debt and capital lease obligations                                                    (41,725)    (7,057,953)
                                                                                              --------------   ------------

       Net cash provided by financing activities                                                   4,558,450     22,778,532
                                                                                              --------------   ------------
Increase (decrease) in cash and cash equivalents                                                  (1,356,767)       532,663
Cash and cash equivalents at:     Beginning of period                                              1,692,440      1,778,939
                                                                                              --------------   ------------

                                  End of period                                               $      335,673   $  2,311,602
                                                                                              ==============   ============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             CROWN CASINO CORPORATION
(Unaudited)
FOR THE SIX MONTHS ENDED OCTOBER 31, 1995

NOTE A - BASIS OF PRESENTATION

Crown Casino Corporation and subsidiaries ("Crown" or the "Company") owns (i) a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened on July 29, 1995, and (ii) an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for possible development of a hotel and casino. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.


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

The LRGP Note bears interest at 11.5% per annum, payable monthly, and is secured by LRGP's 50% interest in SCGC. Principal is payable in seventeen equal quarterly installments beginning in June 1996. If the distributions from SCGC to LRGP during any quarter are less than the principal installment due for such quarter, LRGP will only be obligated to pay the amount of such distribution and any deficiency will be deferred to the next installment due under the LRGP Note. All principal and interest not previously paid will be due and payable in June 2000. At October 31, 1995 the entire LRGP Note is classified as non-current since LRGP is not permitted to make principal payments on said note until the New Notes issued jointly by LRGP and SCGC are retired (see Note C). The New Notes initially become due in July 1996, but may be extended up to twelve additional months at the option of the issuers providing no event of default has occurred and is continuing. Also, during any period an event of default has occurred and is continuing under the New Notes issued by LRGP and SCGC, the Company is not entitled to receive interest payments on the LRGP Note, and in the event of foreclosure on the New Notes, it is anticipated that the collectibility of the LRGP Note would be jeopardized.

Also, pursuant to the Stock Purchase Agreement, LRGP will lend funds, or will provide a financing source for SCGC, to provide for the development of the Calcasieu Parish project in amounts to be agreed upon between LRGP and the Company. The maximum amount of all loans funded or guaranteed by LRGP will not exceed $45 million, unless agreed to by the parties. In August 1995 SCGC and LRGP jointly issued $38.4 million of senior secured increasing rate notes the proceeds of which were used to retire all of SCGC's senior debt ($21.9 million) and certain LRGP obligations ($8.4 million). The balance of the proceeds have been used in the development of the Calcasieu Parish project (see Note C).

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

The gain on the sale of 50% of SCGC was recognized in the first quarter of fiscal 1996 as (i) the transaction occurred in such quarter, and (ii) collection of the LRGP Note was determined to be reasonably assured.

The Company's gain on the sale of 50% of SCGC is calculated as follows (in thousands):

Consideration for sale of a 50% interest in SCGC                                                             $  21,000

Crown's negative basis in SCGC stock sold:
    Deficit in SCGC                                                                                   1,778
    Percentage sold                                                                                     50%
                                                                                                     ------
                                                                                                                   889
Transaction and other costs                                                                                       (376)
                                                                                                             ---------
    Gain on sale of 50% of SCGC                                                                              $  21,513
                                                                                                             =========

At October 31, 1995 the Company's investment in SCGC is calculated as follows (in thousands):

Remaining negative basis in SCGC on June 9, 1995 after sale of 50%                                           $    (889)
Crown's portion of SCGC's loss from June 9, 1995 to October 31, 1995                                            (1,586)
                                                                                                             ---------
    Crown's investment in SCGC                                                                               $  (2,475)
                                                                                                             =========

Since the Company anticipates SCGC will have future income (operations commenced on July 29, 1995), its investment in SCGC is carried below zero and is shown as a liability at October 31, 1995.

SCGC's summarized unaudited operating results for the six month periods ended October 31, 1995 and 1994 are as follows (in thousands):

                                                                                              Six Months Ended
                                                                                                 October 31,
                                                                                        1995                     1994
                                                                                      --------                 ---------
Revenues:
  Casino                                                                              $ 17,008                $     --
  Food, beverage and other                                                               1,159
                                                                                      --------                --------
                                                                                        18,167                      --
                                                                                      --------                --------
Costs and expenses:
  Casino                                                                                13,277
  Food, beverage and other                                                                 433
  Gaming taxes                                                                           4,072
  Gaming pre-opening and development                                                     3,785                   3,042
  Depreciation and amortization                                                          1,029                      55
  Interest expense                                                                       2,397                   3,029
                                                                                      --------                --------
                                                                                        24,993                   6,126
                                                                                      --------                --------
    Loss before income taxes                                                            (6,826)                 (6,126)
Benefitsforfincomectaxesaxes                                                            (2,137)                 (2,385)
                                                                                      --------                --------

    Net loss                                                                          $ (4,689)               $ (3,741)
                                                                                      ========                ========


NOTE C - SCGC DEBT

In June 1994 SCGC completed a private placement of a $28 million Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor. The Senior Note was initially due on June 3, 1995, but was subsequently extended to August 31, 1995 and carried a 12% coupon increasing 67 basis points each quarter up to a maximum interest rate of 14%. SCGC repaid $6.5 million of the Senior Note in October 1994. The balance of the Senior Note was repaid in August 1995 from a portion of the proceeds from the issuance of $38.4 million of Senior Secured Increasing Rate Notes (the "New Notes") issued jointly by SCGC and LRGP (collectively, the "Issuers") to the same institutional investor (the "Lender"). The New Notes initially become due on July 27, 1996, but can be extended up to an additional twelve months at the option of the Issuers provided no event of default has occurred and is continuing, carry a 12% coupon increasing 25 basis points each quarter until maturity, and provide for contingent interest beginning in May 1996 equal to 7.5% of the Issuers' consolidated cash flow, as defined. The New Notes are collateralized by substantially all the assets of the Issuers and the agreement governing the New Notes contains covenants relating to certain business, operational and financial matters including limitations on (i) incurring additional debt, (ii) paying dividends, (iii) merging or consolidating with others, (iv) changes in control, (v) capital expenditures, (vi) investments and joint ventures, and
(vii) the sale of assets, and financial covenants pertaining to (a) minimum cash flow, (b) minimum fixed charge ratio, (c) maximum leverage ratio, and (d) minimum net worth. Events of default occurred in September 1995 due to the failure to meet certain of the financial covenants. SCGC and LRGP are presently negotiating with the Lender to obtain a waiver of such defaults, but no waiver has yet been executed by the Lender. No assurance can be given that a satisfactory waiver will be forthcoming. During the pendency of an event of default, the Lender is entitled to accelerate the maturity of the New Notes and to foreclose on the collateral securing the New Notes. The Company believes
(i) the collective cash flow of LRGP and SCGC is more than sufficient to support the level of debt that the New Notes represent, and (ii) the Lender is well collateralized. Accordingly, while no assurance can be given, the Company does not expect that the Lender will accelerate the maturity of the New Notes and seek to foreclose on the collateral.

The New Notes are not guaranteed by the Company or any of its consolidated subsidiaries. However, during any period an event of default has occurred and is continuing under the New Notes, the Company is not entitled to receive interest payments on the $20 million LRGP Note, and in the event of foreclosure on the New Notes, it is anticipated that the collectibility of the LRGP Note would be jeopardized.



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



NOTE E - ABANDONMENT OF BOURBON STREET ACQUISITION

In July 1995 the Company entered into a definitive asset purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street Casino has reported annual revenues of approximately $12 million.

In November 1995 the Company determined not to proceed with the acquisition of the Bourbon Street Casino due to (i) the possibility of more attractive investment opportunities (including potentially acquiring a second riverboat casino which would be operated from SCGC's existing site in Calcasieu Parish),
(ii) the lack of attractive financing, and (iii) declining margins at the property. In connection with this decision, in November 1995 the Company wrote-off a $500,000 non-refundable deposit and approximately $127,000 of other costs related to the proposed acquisition.



NOTE F - CONTINGENCIES

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has verbally stated its lost profits and lost overhead amount to approximately $2.5 million. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the financial position of the Company. The Company intends to vigorously contest liability in this matter.

In October 1995, an action was filed against the Company, Casino America, Louisiana Downs, Inc. and W.S. Bellows Construction Co. (the "Defendants") in the U.S. District Court for the Western District of Louisiana, Lake Charles Division, by Marvin D. Vincent and the National Black Chamber of Commerce, Inc. (the "Plaintiffs"). In this action the Plaintiffs allege that the Defendants have desecrated the alleged grave sites of their ancestors during the course of construction of the Calcasieu Parish land-based facilities. The Plaintiffs are seeking damages of $2 million per Defendant, plus $10 million in punitive damages, costs and attorneys' fees. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the allegations made in the lawsuit are without merit and that this litigation will not have a material adverse effect on the financial position or results of operations of the Company.



NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the six months ended October 31, 1995 and 1994:

                                                                               Six Months Ended
                                                                                   October 31,
                                                                          1995                 1994
                                                                        ---------           ---------
             Note received for sale of 50% of SCGC stock               $20,000,000
             Equipment acquired under capital leases                                        $5,435,638
             Property acquired in exchange for note receivable                                 471,465
             Warrants issued for property and services                                         337,500
             Interest paid, net of amount capitalized                    1,045,538           1,065,652


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW

The Company owns (i) a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened on July 29, 1995 and (ii) an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for possible development of a hotel and casino. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

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

In July 1995, the Company entered into a definitive stock purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street Casino has reported annual revenues of approximately $12 million. However, in November 1995 the Company determined not to proceed with the acquisition of the Bourbon Street Casino due to (i) the possibility of more attractive investment opportunities (including potentially acquiring a second riverboat casino which would be operated from SCGC's existing site in Calcasieu Parish), (ii) the lack of attractive financing, and (iii) declining margins at the property. As a result of this decision, in November 1995 the Company wrote-off a $500,000 non-refundable deposit and approximately $127,000 of other costs related to the proposed acquisition.

RESULTS OF OPERATIONS

As a result of the Company's sale of 50% of SCGC on June 9, 1995, from and after such date SCGC's operating results are no longer consolidated with the Company, but rather are accounted for on the equity method. Accordingly, operating results for the current and prior fiscal periods are not entirely comparable.

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1994

Gaming pre-opening and development costs for the three months ended October 31, 1995 decreased $2,386,228 compared to the same period in the prior fiscal year. The decrease was attributable to the Company no longer consolidating SCGC's
operating results from and after June 9, 1995.   General and administrative
expenses for the three months ended October 31, 1995 increased $103,156 compared to the same period in the prior fiscal year. The increase was primarily attributable to additional staff at the corporate level. Interest expense for the three months ended October 31, 1995 decreased $1,937,880 compared to the same period in the prior fiscal year. The decrease was the result of the Company no longer consolidating the operating results of SCGC from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the three months ended October 31, 1995 increased $511,910 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal quarter on the $20 million LRGP Note at the rate of 11.5% per annum, whereas in the prior fiscal quarter interest income on a portion of the proceeds from the issuance of the $28 million Senior Note was being held in escrow and earning interest at the rate of 3% to 4% in a money market fund.

SIX MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1994

Gaming pre-opening and development costs for the six months ended October 31, 1995 decreased $2,733,622 compared to the same period in the prior fiscal year. The decrease was attributable to the Company no longer consolidating SCGC's operating results from and after June 9, 1995. General and administrative expenses for the six months ended October 31, 1995 increased $297,661 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased compensation, partially as a result of additional staff at the corporate level, and consulting expense. Interest expense for the six months ended October 31,

1995 decreased $2,077,253 compared to the same period in the prior fiscal year. The decrease was the result of the Company no longer consolidating the operating results of SCGC from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the six months ended October 31, 1995 increased $926,258 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal period on the $20 million LRGP Note at the rate of 11.5% per annum, whereas in the prior fiscal period interest income on a portion of the proceeds from the issuance of the $28 million Senior Note was being held in escrow and earning interest at the rate of 3% to 4% in a money market fund.


LIQUIDITY AND CAPITAL RESOURCES

                                  THE COMPANY

The Calcasieu Parish riverboat casino opened for business on July 29, 1995. In the near term, revenues generated by the casino are not expected to have an impact on the Company, as cash flows generated will be used to service the debt obligations of SCGC and LRGP (see "SCGC" below). The Company has no capital expenditure commitments with respect to the Calcasieu Parish project. The impact of the riverboat casino on the Company's financial condition in the long term cannot be predicted with any certainty, and will depend upon the profitability of the casino's operations.

Management of the Company is evaluating the design, scope and capital requirements of its proposed hotel and casino project which is to be built on the Company's 18.6 acre tract of land in Las Vegas. Management is considering a variety of scenarios with respect to the operation and ownership of the proposed hotel and casino, including a potential joint venture relationship, but currently has no definitive development plan in place. Accordingly, development costs with respect to the proposed Las Vegas hotel and casino have not been determined. In connection with the joint venture agreement with LRGP, the Company granted LRGP a right of first refusal to develop such project with the Company in the event the Company chooses to develop such project on a joint venture basis.

As a source of liquidity, the Company receives interest monthly on the LRGP Note, provided no event of default has occurred and is continuing on the New Notes issued by SCGC and LRGP to the Lender (see "SCGC" below). Also, in November 1995 the Company issued a $1 million ten year note to a bank which bears interest at the bank's prime rate plus 1 1/2%, and is secured by certain equipment. The proceeds are to be used for general corporate purposes.


                                      SCGC

Since the Company and LRGP entered into the joint venture agreement in March 1995, LRGP and its affiliate, Casino America, have been providing capital to develop the Calcasieu Parish project which opened in July 1995. As of December 1, 1995, the Company anticipates an additional $15 million will be spent to complete the permanent terminal facility and retire project-related payables. In addition, SCGC plans to construct a 300 room hotel at an estimated cost of $15 million. The Company expects that the additional capital necessary to complete the Calcasieu Parish project will come from LRGP or a financing source arranged by LRGP, and cash flows from operating the Calcasieu Parish project. However, LRGP does not have a contractual obligation to provide such capital and no assurance can be given that LRGP, or another financing source, will provide the capital necessary to complete the planned improvements.

In June 1994, SCGC completed a private placement of a $28,000,000 Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor. SCGC repaid $6.5 million of the Senior Note in October 1994. The balance of the Senior Note was repaid in August 1995 from a portion of the proceeds from the issuance of $38.4 million of Senior Secured Increasing Rate Notes (the "New Notes") issued jointly by SCGC and LRGP (collectively, the "Issuers") to the same institutional investor (the "Lender"). The New Notes initially become due on July 27, 1996, but can be extended up to an additional twelve months at the option of the Issuers provided no event of default has occurred and is continuing, carry a 12% coupon increasing 25 basis points each quarter until maturity, and provide for contingent interest beginning in May 1996 equal to 7.5% of the Issuers' consolidated cash flow, as defined. The New Notes are collateralized by substantially all the assets of the Issuers and the agreement governing the New Notes contains covenants relating to certain business, operational and financial matters including limitations on (i) incurring additional debt, (ii) paying dividends, (iii) merging or consolidating with others, (iv) changes in control, (v) capital expenditures, (vi) investments and joint ventures, and (vii) the sale of assets, and financial covenants pertaining to (a) minimum cash flow, (b) minimum fixed charge ratio, (c) maximum leverage ratio, and (d) minimum net worth. Events of default occurred in September 1995 due to the failure to meet certain of the financial covenants. SCGC and LRGP are presently negotiating with the Lender to obtain a waiver of such defaults, but no waiver has yet been executed by the Lender. No assurance can be given that a satisfactory waiver will be forthcoming. During the pendency of an event of default, the Lender is entitled to accelerate the maturity of the New Notes and to foreclose on the collateral securing the New Notes. The Company believes (i) the collective cash flow of LRGP and SCGC is more than sufficient to support the level of debt that the New Notes represent, and
(ii) the Lender is well collateralized. Accordingly, while no assurance can be given, the Company does not expect that the Lender will accelerate the maturity of the New Notes and seek to foreclose on the collateral.

The New Notes are not guaranteed by the Company or any of its consolidated subsidiaries. However, during any period an event of default has occurred and is continuing under the New Notes, the Company is not entitled to receive interest payments on the $20 million LRGP Note, and in the event of foreclosure on the New Notes, it is anticipated that the collectibility of the LRGP Note would be jeopardized.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has verbally stated its lost profits and lost overhead amount to approximately $2.5 million. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the financial position of the Company. The Company intends to vigorously contest liability in this matter.

In October 1995 an action was filed against the Company, Casino America, Louisiana Downs, Inc., and W.S. Bellows Construction Co. (the "Defendants") in the U.S. District Court for the Western District of Louisiana, Lake Charles Division, by Marvin D. Vincent and the National Black Chamber of Commerce, Inc. (the "Plaintiffs"). In this action the Plaintiffs allege that the Defendants have desecrated the alleged grave sites of their ancestors during the course of construction of the Calcasieu Parish land-based facilities. The Plaintiffs are seeking damages of $2 million per Defendant, plus $10 million in punitive damages, costs and attorneys' fees. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the allegations made in the lawsuit are without merit and that this litigation will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company's 1995 annual meeting of shareholders was held on September 29, 1995 and the following directors were elected:

                                                                                Votes           Votes
                                                                                 For          Withheld
                                                                               --------       --------
                   Edward R. McMurphy                                          9,899,419        58,407

                   T.J. Falgout, III                                           9,906,919        50,907

                   David J. Douglas                                            9,906,119        51,707

                   J. David Simmons                                            9,905,719        52,107

                   Gerald L. Adams                                             9,906,219        51,607

                   Robert J. Kehl                                              9,896,219        61,607

                   Gerard M. Jacobs                                            9,906,819        51,007

The record date for the Company's 1995 annual meeting of shareholders was August 18, 1995 on which date there were a total of 11,741,459 shares of common stock outstanding and entitled to vote at such meeting.


ITEM 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           27           Financial data schedule

     (b)   Reports on Form 8-K:

           There were no reports on Form 8-K filed in the second fiscal quarter of the current year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        Crown Casino Corporation



                                        By:   \s\ Mark D. Slusser
                                              --------------------------------
                                              Mark D. Slusser
                                              Vice President Finance, Chief
                                              Financial Officer and Secretary
                                              (Principal Financial and
                                              Accounting Officer)





Dated:  December 12, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule