Form 10-Q
period 1996-01-31
CROWN CASINO CORP
filed 1996-03-20
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended January 31, 1996


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
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)



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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding at
                 Title of Each Class                        March 15, 1996
                 -------------------                        --------------
         Common stock, par value $.01 per share               11,725,559

      PART I - FINANCIAL INFORMATION            ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS                             CROWN CASINO CORPORATION

                                                                                          January 31,
                                                                                             1996          April 30,
                                                                                         (Unaudited)          1995
                                                                                        ---------------  --------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                             $     375,499     $ 1,692,440
   Receivables                                                                               1,021,059
   Prepaid expenses and other                                                                  506,459         931,935
                                                                                         -------------     -----------
         Total current assets                                                                1,903,017       2,624,375
                                                                                         -------------     -----------

Property and equipment:
   Construction in progress                                                                                  1,565,739
   Furniture, fixtures and equipment                                                         1,714,587       8,887,241
   Riverboat and barges                                                                                     15,256,140
   Land held for development                                                                16,169,709      16,608,555
                                                                                         -------------     -----------
                                                                                            17,884,296      42,317,675
   Less accumulated depreciation                                                              (166,689)       (223,055)
                                                                                         -------------     -----------
                                                                                            17,717,607      42,094,620
                                                                                         -------------     -----------
Other assets:
   Note receivable                                                                          20,000,000
   Non-compete agreement, net                                                                                  316,674
   Debt issuance costs, net                                                                                    345,963
   License costs                                                                                             9,125,000
                                                                                         -------------     -----------
                                                                                            20,000,000       9,787,637
                                                                                         -------------     -----------

                                                                                         $  39,620,624     $54,506,632
                                                                                         =============     ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $      32,407     $   999,611
   Accrued liabilities                                                                         317,889       1,038,587
   Advances from LRGP                                                                                        2,179,083
   Capital lease obligations                                                                     6,100       2,876,632
   Current portion of long term debt                                                            61,516      26,511,603
                                                                                         -------------     -----------
         Total current liabilities                                                             417,912      33,605,516
                                                                                         -------------     -----------

Capital lease obligations, less current portion                                                  1,671       2,271,477
Long term debt, less current portion                                                           928,829
Deferred income taxes                                                                        8,223,500         500,000
Investment in SCGC                                                                           3,458,034
Common stock pending issuance                                                                                  200,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      11,725,559 issued and outstanding (11,678,459 at April 30, 1995)                         117,256         116,785
   Additional paid-in capital                                                               42,031,214      41,859,407
   Accumulated deficit                                                                     (15,557,792)    (24,046,553)
                                                                                         -------------     -----------
         Total stockholders' equity                                                         26,590,678      17,929,639
                                                                                         -------------     -----------

                                                                                         $  39,620,624     $54,506,632
                                                                                         =============     ===========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  January 31,
                                                                                             1996            1995
                                                                                        -------------   -------------
Revenues                                                                                 $        -     $        -

Costs and expenses:
   General and administrative                                                                 657,758        457,929
   Gaming pre-opening and development                                                          45,419      1,724,115
   Depreciation and amortization                                                               29,497         62,793
   Write-down of land held for sale                                                            49,822
   Bourbon Street acquisition abandonment                                                     652,908
   St. Charles Parish site abandonment                                                                     3,131,359
                                                                                        -------------    -----------
                                                                                            1,435,404      5,376,196
                                                                                        -------------    -----------

Other income (expense):
   Interest expense                                                                            (17,396)    (1,756,523)
   Interest income                                                                             576,489         14,855
   Equity in loss of SCGC                                                                     (983,451)
                                                                                         -------------    -----------
                                                                                              (424,358)    (1,741,668)
                                                                                         -------------    -----------

      Loss before income taxes                                                              (1,859,762)    (7,117,864)

Benefit for income taxes                                                                      (331,300)    (1,603,478)
                                                                                         -------------    -----------


      Net loss                                                                            $ (1,528,462)  $ (5,514,386)
                                                                                          ============   ============


Loss per share                                                                            $       (.13)  $       (.54)
                                                                                          ============   ============



Weighted average common and common
   equivalent shares outstanding                                                            11,725,559     10,284,658
                                                                                          ============   ============

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                    January 31,
                                                                                                 1996             1995
                                                                                            -------------    -------------
Revenues                                                                                    $           -    $          -

Costs and expenses:
   General and administrative                                                                   1,895,787        1,398,296
   Gaming pre-opening and development                                                             708,206        5,120,524
   Depreciation and amortization                                                                  102,050          186,257
   Write-down of land held for sale                                                                49,822
   Bourbon Street acquisition abandonment                                                         652,908
   St. Charles Parish site abandonment                                                                           3,131,359
                                                                                            -------------    -------------
                                                                                                3,408,773        9,836,436
                                                                                            -------------    -------------

Other income (expense):
   Interest expense                                                                              (983,189)      (4,799,569)
   Interest income                                                                              1,660,787          172,895
   Equity in loss of SCGC                                                                      (2,569,204)
   Gain on sale of 50% of SCGC                                                                 21,512,640
                                                                                            -------------    -------------
                                                                                               19,621,034       (4,626,674)
                                                                                            -------------    -------------

      Income (loss) before income taxes                                                        16,212,261      (14,463,110)

Provision (benefit) for income taxes                                                            7,723,500       (4,402,328)
                                                                                             ------------     ------------

      Net income (loss)                                                                      $  8,488,761     $(10,060,782)
                                                                                             ============     ============


Income (loss) per share                                                                      $        .70     $      (1.03)
                                                                                             ============     =============


Weighted average common and common
   equivalent shares outstanding                                                               12,106,161         9,799,176
                                                                                             ============     =============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CROWN CASINO CORPORATION
(Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       January 31,
                                                                                                  1996            1995
                                                                                              ------------   -------------
Operating activities:
   Net income (loss)                                                                          $  8,488,761   $( 10,060,782)
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
      Depreciation and amortization                                                                102,050         186,257

      Amortization of debt issuance costs/discount                                                 389,360       2,298,499
      Write down of assets                                                                         702,730       3,131,359
      Warrant issued for services                                                                                   62,500
      Deferred income taxes                                                                      7,723,500      (4,440,000)
      Equity in loss of SCGC                                                                     2,569,204
      Gain on sale of 50% of SCGC                                                             ( 21,512,640)
      Changes in assets and liabilities:
          Receivables, net                                                                      (1,121,059)        436,902
          Prepaid expenses                                                                        (614,230)     (1,053,827)
          Accounts payable and accrued liabilities                                                (297,890)      1,198,095
                                                                                              ------------   -------------
            Net cash used by operating activities                                               (3,570,214)     (8,240,997)
                                                                                              ------------   -------------


Investing activities:
   Purchases of property and equipment                                                          (4,294,133)   ( 17,270,420)
   Sale of 50% of SCGC                                                                           1,000,000
                                                                                              ------------   -------------
            Net cash used by investing activities                                               (3,294,133)   ( 17,270,420)
                                                                                              ------------   -------------

Financing activities:
   Issuance of common stock                                                                         23,215       5,350,522
   Purchase of common stock                                                                        (50,937)        (55,000)
   Issuance of debt and warrants                                                                 1,000,000      28,000,000
   Debt issuance costs                                                                                          (1,558,407)
   Advances from LRGP                                                                            4,627,897
   Payments of debt and capital lease obligations                                                  (52,769)     (7,101,781)
                                                                                              ------------   -------------
            Net cash provided by financing activities                                            5,547,406      24,635,334
                                                                                              ------------   -------------


Decrease in cash and cash equivalents                                                           (1,316,941)       (876,083)
Cash and cash equivalents at:     Beginning of period                                            1,692,440       1,778,939
                                                                                              ------------   -------------

                                  End of period                                               $    375,499    $    902,856
                                                                                              ============    ============





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              CROWN CASINO CORPORATION
(Unaudited)
FOR THE NINE MONTHS ENDED JANUARY 31, 1996


NOTE A - BASIS OF PRESENTATION

Crown Casino Corporation and subsidiaries ("Crown" or the "Company") currently owns a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"), which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana; however, the Company recently entered into an agreement to sell its remaining interest in SCGC (see Note C). The Company also owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for possible development of a hotel and casino. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.


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

The LRGP Note bears interest at 11.5% per annum, payable monthly, and is secured by LRGP's 50% interest in SCGC. Principal is payable in seventeen equal quarterly installments beginning in June 1996. If the distributions from SCGC to LRGP during any quarter are less than the principal installment due for such quarter, LRGP will only be obligated to pay the amount of such distribution and any deficiency will be deferred to the next installment due under the LRGP Note. All principal and interest not previously paid will be due and payable in June 2000. At January 31, 1996 the entire LRGP Note is classified as non-current since LRGP is not permitted to make principal payments on said note until the New Notes issued jointly by LRGP and SCGC are retired (see Note D). The New Notes initially become due in July 1996, but may be extended up to twelve additional months at the option of the issuers providing no event of default has occurred and is continuing. Also, during any period an event of default has occurred and is continuing under the New Notes, the Company is not entitled to receive interest payments on the LRGP Note, and in the event of foreclosure on the New Notes, it is anticipated that the collectibility of the LRGP Note would be jeopardized.

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

The Company's gain on the sale of 50% of SCGC is calculated as follows (in thousands):

Consideration for sale of a 50% interest in SCGC                                                $  21,000

Crown's negative basis in SCGC stock sold:
    Deficit in SCGC at June 9, 1995                                                  1,778
    Percentage sold                                                                     50%
                                                                                     -----
                                                                                                      889
Transaction and other costs                                                                          (376)

    Gain on sale of 50% of SCGC                                                                 $  21,513
                                                                                                =========

At January 31, 1996 the Company's investment in SCGC is calculated as follows (in thousands):

Remaining negative basis in SCGC on June 9, 1995 after sale of 50%                               $    (889)
Crown's portion of SCGC's loss from June 9, 1995 to January 31, 1996                                (2,569)
                                                                                                 ---------
    Crown's investment in SCGC                                                                   $  (3,458)
                                                                                                 =========

Since the Company anticipates SCGC will have future income (operations commenced on July 29, 1995), its investment in SCGC is carried below zero and is shown as a liability at January 31, 1996. Other than a guarantee of certain leases, the Company is not contractually obligated to fund any deficits or other obligations of SCGC.

SCGC's summarized unaudited operating results for the nine month periods ended January 31, 1996 and 1995 are as follows (in thousands):

                                                                                               Nine Months Ended
                                                                                                  January 31,
                                                                                           1996                 1995
                                                                                           ----                 ----
Revenues:
  Casino                                                                                $  35,194           $      --
  Food, beverage and other                                                                  2,393
                                                                                        ---------           ---------
                                                                                           37,587                  --
                                                                                        ---------           ---------
Costs and expenses:
  Casino                                                                                   26,014
  Food, beverage and other                                                                    913
  Gaming taxes                                                                              8,458
  Gaming pre-opening and development                                                        4,196                4,668
  St. Charles Parish site abandonment                                                                            3,131
  Depreciation and amortization                                                             1,951                   83
  Interest expense                                                                          4,078                4,784
                                                                                        ---------            ---------
                                                                                           45,610              (12,666)
                                                                                        ---------            ---------
    Loss before income taxes                                                               (8,023)             (12,666)

Benefit for income taxes                                                                    1,367                2,966
                                                                                        ---------            ---------
    Net loss                                                                            $  (6,656)          $   (9,700)
                                                                                        =========           ==========

NOTE C - PENDING AGREEMENT TO SELL SECOND 50% OF SCGC

In January 1996, the Company signed an agreement with Casino America to sell the Company's remaining 50% interest in SCGC to Casino America in exchange for 1,850,000 shares of Casino America common stock. Casino America has agreed to register the shares to be issued to the Company for resale prior to closing in order that, providing such registration statement is effective, the Company may sell such shares in the open market. In addition, Casino America will issue an additional five-year warrant to the Company to purchase up to another 416,667 shares of Casino America common stock (bringing the total number of shares purchasable pursuant to warrants by the Company to 833,334 shares) at an exercise price of $12.00 per share. Based upon a closing price of $6.25 of Casino America's common stock on January 31, 1996 as reported by Nasdaq, the total value of consideration to be received by the Company in this transaction is estimated to be approximately $11.6 million. In management's opinion, the value of SCGC declined from June 1995 (when the Company sold 50% of SCGC for approximately $21 million) to January 1996 (when the Company agreed to sell the remaining 50% interest in SCGC for approximately $11.6 million) because operating results since the opening of SCGC's riverboat casino in July 1995 were less than the projected results.

The Company's decisions to sell the first 50% interest in SCGC and then the remaining 50% interest in SCGC were unrelated and based upon differing considerations. The Company determined to sell the first 50% interest because it needed additional financing to complete the development of the Louisiana project but desired to retain an interest in the project due to management's belief that the value of the operating casino would appreciate over the amount received by the Company for the sale of the first 50% interest. The Company's decision to sell the remaining 50% interest in SCGC resulted from management's belief that SCGC needs a second riverboat at the site to effectively compete in the Lake Charles market, and the Company and the other 50% shareholder, LRGP, as well as LRGP's affiliates, were unable to reach an agreement with respect to the ownership structure of the second riverboat. SCGC's principle competition comes from (i) a two riverboat operation in the City of Lake Charles that alternates the cruising schedules of its riverboats such that one riverboat is always at the dock, and (ii) a land-based Indian-owned casino in Kinder, Louisiana, approximately 39 miles to the northeast of SCGC's operation. Since Louisiana law requires casino riverboats to cruise, SCGC is at a competitive disadvantage since its single riverboat is away from the dock each time it makes a cruise, thus prohibiting patrons from boarding.

There will be certain modifications made to the $20 million LRGP Note upon closing the proposed transaction. The parties have agreed that the LRGP Note will be divided into Note A and Note B, each of which shall be in the amount of $10 million. Interest on Note A shall be paid monthly for the full five year term, with principal due in seventeen equal fully amortizing quarterly payments beginning on the first anniversary of the closing date, with a final maturity five years after the closing date. Note B (which may be converted into Casino America common stock by exercising the stock purchase warrants), carries interest payments which shall be payable monthly for five years from the closing date with principal to be paid at the end of the five-year period. The Company will give Casino America an irrevocable proxy on the Casino America stock held by the Company, and the right of first refusal to purchase any Casino America stock the Company plans to sell in a single transaction of 500,000 shares or more, or in a series of related transactions to a single purchaser within a 120 day period.

Currently, the existing warrant, which was issued in June 1995, is exercisable only by converting up to a $5 million portion of the LRGP Note. However, upon closing the sale of Casino America's purchase of the Company's remaining 50% interest in SCGC, the existing warrant shall be amended such that it may be exercised only by converting up to a $5 million portion of Note B and its expiration date shall be extended to five years after the closing date. Similarly, the new warrant may only be exercised by converting up to a $5 million portion of Note B, but must be exercised concurrently with or after the exercise of the existing warrant held by the Company.

Casino America has an option to purchase the 50% interest in LRGP it does not already own. In the event Casino America or an affiliate thereof purchases all or substantially all of such LRGP interest then, immediately upon the later to occur of Casino America's purchase of (a) the Company's remaining interest in SCGC, or (b) the remaining LRGP interest, (i) Casino America shall cause LRGP to guarantee and be personally liable for the payment of both principal and interest on Note A and Note B, and (ii) the payment terms of Note B shall be amended to conform to the payment terms of Note A. Furthermore, if Casino America completes the purchase of the Company's remaining interest in SCGC, purchases the remaining LRGP interest and refinances LRGP's existing indebtedness, then Casino America shall cause either (i) Note A and Note B to not be subordinate to any indebtedness and continue to be secured by the 50% interest in SCGC owned by LRGP, (ii) Note A to be paid and Note B shall then become an unsecured, subordinated note of Casino America, or (iii) any combination of (i) and (ii) above, provided that at least $5 million of Note A be paid and the balance not be subordinate to any indebtedness and continue to be secured.

Closing of this transaction is subject to a number of conditions, including the acquisition by Casino America of Grand Palais Riverboat, Inc. ("GPRI") from bankruptcy and relocating its riverboat casino to SCGC's site in Calcasieu Parish, Louisiana, and the procurement of required regulatory and lender approvals. A plan of reorganization pertaining to Casino America's acquisition of

GPRI was filed in the United States Bankruptcy Court in late January 1996.
Such plan has not as yet been confirmed by the court, however a confirmation hearing has been scheduled for March 26, 1996. In addition, Casino America, GPRI and the Company have filed various petitions with the Louisiana Riverboat Gaming Commission ("Gaming Commission") to approve the above transactions, but the Gaming Commission has not as yet taken any action on such petitions. The parties made a presentation to the Gaming Commission regarding the transaction on or about January 23, 1996. While the Gaming Commission has not given any indication when it will make a decision regarding the parties petitions, the Company anticipates that decisions will be forthcoming in the late March to early April 1996 time frame. The Company does not presently intend to be a long-term holder of Casino America common stock. The Company may exchange its Casino America stock in the course of acquiring another casino gaming project, or sell such shares for cash, which may then be used for acquiring or developing another casino gaming project, or used for general corporate purposes. In the event the Company is unable to identify attractive acquisition or development opportunities in gaming, it may choose to pursue other business opportunities. See "Pro Forma Financial Information" contained elsewhere herein.

In the event Casino America completes the purchase of GPRI and either the Gaming Commission or the Enforcement Division does not approve of Casino America's purchase of the Company's remaining 50% interest in SCGC, then the Company has agreed to enter into a joint venture agreement which provides for, among other things, (i) the GPRI riverboat casino to dock at SCGC's site in Calcasieu Parish, (ii) the payment of an annual docking fee of $2 million to the Company and $3 million to SCGC, and (iii) the allocation of all revenues and operating expenses (exclusive of the docking fee) of the joint venture to be distributed 52.5% to GPRI and 47.5% to SCGC.



NOTE D - SCGC DEBT

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



NOTE E - CROWN DEBT

In November 1995 the Company issued a $1 million ten year note to a bank which bears interest at prime plus 1 1/2%, and is secured by certain equipment of the Company. Principal and interest payments of $13,364 are due monthly for the full ten year term. The proceeds are being used for general corporate purposes.

NOTE F - LAND HELD FOR DEVELOPMENT

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



NOTE G - ABANDONMENT OF BOURBON STREET ACQUISITION

In July 1995 the Company entered into a definitive asset purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street Casino has reported annual revenues of approximately $12 million.

In November 1995 the Company determined not to proceed with the acquisition of the Bourbon Street Casino due to (i) the possibility of more attractive investment opportunities, (ii) the lack of attractive financing, and (iii) declining margins at the property. In connection with this decision, in November 1995 the Company wrote-off $652,908 of costs and expenses related to the proposed acquisition, including a $500,000 non-refundable deposit.



NOTE H - CONTINGENCIES

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys' fees. Avondale has claimed its lost profits and lost overhead amount to approximately $2.5 million. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the financial position of the Company. The Company intends to vigorously contest liability in this matter.

In October 1995, an action was filed against the Company, Casino America, Louisiana Downs, Inc. and W.S. Bellows Construction Co. (the "Defendants") in the U.S. District Court for the Western District of Louisiana, Lake Charles Division, by Marvin D. Vincent and the National Black Chamber of Commerce, Inc. (the "Plaintiffs"). In this action the Plaintiffs alleged that the Defendants desecrated the alleged grave sites of their ancestors during the course of construction of the Calcasieu Parish land-based facilities. The Plaintiffs were seeking damages of $2 million per Defendant, plus $10 million in punitive damages, costs and attorneys' fees. On March 13, 1996, the court dismissed the lawsuit without prejudice in response to a motion for dismissal filed by the Plaintiffs' counsel.



NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the nine months ended January 31, 1996 and 1995:

                                                                               Nine Months Ended
                                                                                   January 31,
                                                                           1996               1995
                                                                          ------             ------
             Note received for sale of 50% of SCGC stock               $20,000,000
             Equipment acquired under capital leases                                        $5,764,838
             Common stock issued for equipment                                               1,450,000
             Property acquired in exchange for note receivable                                 471,465
             Warrants issued for property and services                                         337,500
             Interest paid, net of amount capitalized                    1,062,934           1,953,951

                            CROWN CASINO CORPORATION
                        PRO-FORMA FINANCIAL INFORMATION
                                  (UNAUDITED)



                           SALE OF FIRST 50% OF SCGC

On June 9, 1995 pursuant to a definitive stock purchase agreement Crown Casino Corporation ("Crown" or the "Company") sold a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of
(i) a five-year $20 million note (the "LRGP Note"), (ii) $1 million cash, and
(iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. The LRGP Note bears interest at 11.5% per annum, payable monthly, and is secured by LRGP's 50% interest in SCGC. On July 29, 1995 SCGC's riverboat casino commenced gaming operations in Calcasieu Parish, Louisiana.


                PROPOSED SALE OF REMAINING 50% INTEREST IN SCGC

In January 1996, the Company signed an agreement with Casino America to sell the Company's remaining 50% interest in SCGC to Casino America in exchange for
(i) 1,850,000 registered shares of Casino America common stock, (ii) an additional warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share, and (iii) certain modifications to the payment terms of the LRGP Note. Closing of this transaction is subject to the satisfaction of a number of conditions including Casino America acquiring Grand Palais Riverboat, Inc. out of bankruptcy and relocating its riverboat casino to SCGC's site in Calcasieu Parish, Louisiana, and obtaining necessary lender and regulatory approvals.


                         PRO-FORMA FINANCIAL STATEMENTS

The following pro-forma consolidated balance sheet as of January 31, 1996 gives effect to the proposed sale of the Company's remaining 50% interest in SCGC. The sale of the first 50% of SCGC has already been reflected in Crown's historical consolidated balance sheet at January 31, 1996.

The following pro-forma consolidated statement of operations of Crown for the nine months ended January 31, 1996 gives effect to (i) Crown's sale of 50% of SCGC to LRGP, and (ii) the proposed sale of Crown's remaining 50% interest in SCGC to Casino America as if such transactions had occurred on May 1, 1995.

The pro-forma information is based on the historical financial statements of Crown and SCGC giving effect to the transactions described above and the adjustments described in the accompanying notes to pro-forma consolidated financial statements and may not be indicative of the results that actually would have occurred had the transactions taken place on the date indicated or the results which may be obtained in the future.

                            CROWN CASINO CORPORATION
                      PRO-FORMA CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                                JANUARY 31, 1996
                                 (IN THOUSANDS)



                                                                                  Record Sale of
                                                           Historical             Remaining 50%            Pro-Forma
                          Assets                              Crown              Interest in SCGC        Consolidated
                                                           ----------            ----------------        ------------
Current assets:
     Cash and cash equivalents                              $      376                                       $     376
     Receivables                                                 1,021                                           1,021
     Prepaid expenses and other                                    506                                             506
     Marketable securities                                                              $   11,563 (a)          11,563
                                                            ----------                  ----------           ---------
                                                                 1,903                      11,563              13,466
                                                            ----------                  ----------           ---------
Property and equipment:
    Furniture, fixtures and equipment                            1,715                                           1,715
    Land held for development                                   16,170                                          16,170
                                                            ----------                                       ---------
                                                                17,885                                          17,885
                                                                  (167)                                           (167)
                                                            ----------                                       ---------
                                                                17,718                                          17,718
                                                            ----------                                       ---------
Note receivable                                                 20,000                                          20,000
                                                            ----------                  ----------           ---------
                                                            $   39,621                  $   11,563           $  51,184
                                                            ==========                  ==========           =========


           Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                        $       32                                       $      32
    Accrued liabilities                                            318                  $    4,394 (b)           4,712
    Current debt and capital lease obligations                      68                                              68
                                                            ----------                  ----------           ---------
                                                                   418                       4,394               4,812
                                                            ----------                  ----------           ---------

Debt and capital lease obligations, non-current                    931                                             931
Deferred income taxes                                            8,223                                           8,223
Investment in SCGC                                               3,458                      (3,458) (c)

Stockholders' equity                                            26,591                      10,627              37,218
                                                            ----------                  ----------           ---------
                                                            $   39,621                  $   11,563           $  51,184
                                                            ==========                 ===========           =========





See  accompanying  Notes  to  Pro-Forma  Consolidated  Financial Statements.

                           CROWN CASINO CORPORATION
                PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED JANUARY 31, 1996
                                  UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Historical      Deconsolidate                       Pro-Forma
                                                        Crown              SCGC        Adjustments       Consolidated
                                                      ----------      -------------    -----------       ------------
Revenues:                                                 $    -                                              $     -

Costs and expenses:
    General and Administrative                               1,896                                               1,896
    Gaming pre-opening and development                         708          $  (536)                               172
    Depreciation and amortization                              102              (16)                                86
    Write-down of land held for sale                            50                                                  50
    Bourbon Street Acquisition abandonment                     653                                                 653
                                                           -------           -------                           -------
                                                             3,409             (552)                             2,857
                                                           -------           -------                           -------
Other income (expense):
    Interest expense                                          (983)             965                                (18)
    Interest income                                          1,661                       $       95 (d)          1,756
    Equity in loss of SCGC                                  (2,569)                           2,569 (e)
    Gain on sale of first 50% of SCGC                       21,513                             (755)(f)         20,758
    Gain on sale of remaining 50% of SCGC                                                    11,697 (g)         11,697
                                                           -------           -------        -------            -------
                                                            19,622              965          13,606             34,193
                                                           -------           -------        -------            -------
        Income before taxes                                 16,213            1,517          13,606             31,336

Provision for income taxes                                   7,724                            4,194 (h)         11,918
                                                           -------           -------        -------            -------
        Net income                                        $  8,489          $ 1,517      $    9,412           $ 19,418
                                                          ========          ========        =======           ========


Income per share                                          $    .70                                            $   1.60
                                                          ========                                            ========


Weighted average common and common
    equivalent shares outstanding                           12,106                                              12,106
                                                           =======                                             =======




See  accompanying  Notes  to  Pro-Forma  Consolidated  Financial Statements.

                            CROWN CASINO CORPORATION
              NOTES TO PRO-FORMA CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PERCENTAGES)




                                 BALANCE SHEET

a - To record the receipt of 1,850,000 shares of Casino America common stock at the estimated fair value of $6.25 per share. On January 31, 1996 the closing bid price for Casino America common stock was $6.25 per share.

b - To record the impact of income taxes on the sale of the remaining 50% interest in SCGC based upon a 38% effective income tax rate.

c -      To eliminate the investment in SCGC account.




                            STATEMENT OF OPERATIONS

d - To record interest income at a rate of 11.5% per annum on the $20,000 LRGP Note received in the sale of the 50% interest in SCGC from the beginning of the period to the point when interest on such LRGP Note has been included in the historical financial statements.

e - To eliminate Crown's proportionate share of the equity in net loss of SCGC.

f - To adjust the gain on the sale of the first 50% of SCGC to reflect a May 1, 1995 sale date calculated as follows:

             Deficit in 50% of SCGC at June 9, 1995        $ 889
             Deficit in 50% of SCGC at May 1, 1995           134
                                                           -----
                                                           $ 755
                                                           =====

g - To record the sale of Crown's remaining 50% interest in SCGC and the receipt of 1,850,000 shares of Casino America common stock presumed to have occurred at the beginning of the period. The gain on such transaction is calculated as follows:

             Consideration received:
                 Shares of Casino America common stock     1,850,000
                 Closing bid price on January 31, 1996     x   $6.25
                                                           ----------
                                                                        $11,563
             Crown's negative basis in SCGC stock sold at May 1, 1995       134
                                                                        -------

                                                                        $11,697
                                                                        =======


h - To record the impact of income taxes on the adjustments described above based upon a 38% effective income tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this report.


OVERVIEW

The Company currently owns a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"), which owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana that opened for business on July 29, 1995; however, the Company recently entered into an agreement to sell its remaining interest in SCGC, as described more fully below under "Recent Developments". The Company also owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which is being held for possible development of a hotel and casino. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

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

In July 1995, the Company entered into a definitive stock purchase agreement to acquire the Bourbon Street Hotel and Casino (the "Bourbon Street Casino") located in Las Vegas, Nevada for a purchase price of $10 million. The Bourbon Street Casino has reported annual revenues of approximately $12 million. However, in November 1995 the Company determined not to proceed with the acquisition of the Bourbon Street Casino due to (i) the possibility of more attractive investment opportunities, (ii) the lack of attractive financing, and
(iii) declining margins at the property. In connection with this decision, in November 1995 the Company wrote-off $652,908 of costs and expenses related to the proposed acquisition, including a $500,000 non-refundable deposit.


RESULTS OF OPERATIONS

As a result of the Company's sale of 50% of SCGC on June 9, 1995, from and after such date SCGC's operating results are no longer consolidated with the Company, but rather are accounted for on the equity method. Accordingly, operating results for the current and prior fiscal periods are not entirely comparable.


THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1995

Gaming pre-opening and development costs for the three months ended January 31, 1996 decreased $1,678,696 compared to the same period in the prior fiscal year. The decrease was attributable to the Company no longer consolidating SCGC's
operating results from and after June 9, 1995.   General and administrative
expenses for the three months ended January 31, 1996 increased $199,829 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased compensation, partially as a result of additional staff, and consulting expenses. In February 1996 the Company sold approximately 6.5 acres of vacant land in St. Charles Parish, Louisiana for net proceeds of approximately $441,000 in cash. As a result of this transaction, during the three months ended January 31, 1996 the Company wrote down the basis of such land by approximately $50,000 to adjust such basis to its net realizable value. Interest expense for the three months ended January 31, 1996 decreased $1,739,127 compared to the same period in the prior fiscal year.
The decrease was the result of the Company no longer consolidating SCGC's operating results from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the three months ended January 31, 1996 increased $561,634 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal quarter on the $20 million LRGP Note at the rate of 11.5% per annum, whereas in the prior fiscal quarter the LRGP Note was not in existence.


NINE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1995

Gaming pre-opening and development costs for the nine months ended January 31, 1996 decreased $4,412,318 compared to the same period in the prior fiscal year. The decrease was attributable to the Company no longer consolidating SCGC's operating results from and after June 9, 1995. General and administrative expenses for the nine months ended January 31, 1996 increased $497,491 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased compensation, partially as a result of additional staff, and consulting expense. In February 1996 the Company sold approximately 6.5 acres of vacant land in St. Charles Parish, Louisiana for net proceeds of approximately $441,000 in cash. As a result of this transaction, during the nine months ended January 31, 1996 the Company wrote down the basis of such land by approximately $50,000 to adjust such basis to its net realizable value. Interest expense for the nine months ended January 31, 1996 decreased $3,816,380 compared to the same period in the prior fiscal year. The decrease was the result of the Company no longer consolidating SCGC's operating results from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the nine months ended January 31, 1996 increased $1,487,892 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal period on the $20 million LRGP Note at the rate of 11.5% per annum, whereas in the prior fiscal period the LRGP Note was not in existence, however interest income on a portion of the proceeds from the issuance of the $28 million Senior Note was being held in escrow and earning interest at the rate of 3% to 4% in a money market fund.


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

Management of the Company continues to evaluate its proposed hotel and casino project which may be built on the Company's 18.6 acre tract of land in Las Vegas. Management is considering a variety of scenarios with respect to the operation and ownership of the proposed hotel and casino, including a potential joint venture relationship, but currently has no definitive development plan in place. In connection with the Stock Purchase Agreement with LRGP, the Company granted LRGP a right of first refusal to develop such project with the Company in the event the Company chooses to develop such project on a joint venture basis. In addition to seeking an acceptable joint venture arrangement, the Company has considered selling its 18.6 acre tract of land in Las Vegas and has had discussions with certain parties in that regard, although no agreement has been reached with any party respecting such a sale.

As a source of liquidity, the Company receives interest monthly on the LRGP Note, provided no event of default has occurred and is continuing on the New Notes issued by SCGC and LRGP to the Lender (see "SCGC" below). Also, in November 1995, the Company issued a $1 million ten year note to a bank which bears interest at prime plus 1 1/2%, and is secured by certain equipment. The proceeds are being used for general corporate purposes. In February 1996, the Company sold approximately 6.5 acres of vacant land in St. Charles Parish, Louisiana for net proceeds of approximately $441,000 in cash.

As discussed below under "Recent Developments" the Company has entered into an agreement to sell its remaining interest in SCGC to Casino America for 1,850,000 shares of Casino America common stock and certain other consideration. Casino America has agreed to register the shares to be issued to the Company for resale prior to closing in order that, providing such registration statement is effective, the Company may sell such shares in the open market. Closing of such transaction is subject to a variety of conditions (see "Recent Developments").


                                      SCGC

Since March 1995, LRGP and its affiliate, Casino America, have been providing capital to develop the Calcasieu Parish project which opened in July 1995. As of February 29, 1996, SCGC management anticipates an additional $8 million will be spent to complete the permanent terminal facility and retire project-related payables. In addition, SCGC plans to construct a 300 room hotel at an estimated cost of $15 million. The Company expects that the additional capital necessary to complete the Calcasieu Parish project will come from LRGP or a financing source arranged by LRGP, and cash flows from operating the Calcasieu Parish project. However, LRGP does not have a contractual obligation to provide such capital and no assurance can be given that LRGP, or another financing source, will provide the capital necessary to complete the planned improvements.

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


RECENT DEVELOPMENTS

In January 1996, the Company signed an agreement with Casino America to sell the Company's remaining 50% interest in SCGC to Casino America in exchange for 1,850,000 shares of Casino America common stock. Casino America has agreed to register the shares to be issued to the Company for resale prior to closing in order that, providing such registration statement is effective, the Company may sell such shares in the open market. In addition, Casino America will issue an additional five-year warrant to the Company to purchase up to another 416,667 shares of Casino America common stock (bringing the total number of shares purchasable pursuant to warrants by the Company to 833,334 shares) at an exercise price of $12.00 per share. Based upon a closing price of $6.25 of Casino America's common stock on January 31, 1996 as reported by Nasdaq, the total value of consideration to be received by the Company in this transaction is estimated to be approximately $11.6 million. In management's opinion, the value of SCGC declined from June 1995 (when the Company sold 50% of SCGC for approximately $21 million) to January 1996 (when the Company agreed to sell the remaining 50% interest in SCGC for approximately $11.6 million) because operating results since the opening of SCGC's riverboat casino in July 1995 were less than the projected results.

The Company's decisions to sell the first 50% interest in SCGC and then the remaining 50% interest in SCGC were unrelated and based upon differing considerations. The Company determined to sell the first 50% interest because it needed additional financing to complete the development of the Louisiana project but desired to retain an interest in the project due to management's belief that the value of the operating casino would appreciate over the amount received by the Company for the sale of the first 50% interest. The Company's decision to sell the remaining 50% interest in SCGC resulted from management's belief that SCGC needs a second riverboat at the site to effectively compete in the Lake Charles market, and the Company and the other 50% shareholder, LRGP, as well as LRGP's affiliates, were unable to reach an agreement with respect to the ownership structure of the second riverboat. SCGC's principle competition comes from (i) a two riverboat operation in the City of Lake Charles that alternates the cruising schedules of its riverboats such that one riverboat is always at the dock, and (ii) a land-based Indian-owned casino in Kinder, Louisiana, approximately 39 miles to the northeast of SCGC's operation. Since Louisiana law requires casino riverboats to cruise, SCGC is at a competitive disadvantage since its single riverboat is away from the dock each time it makes a cruise, thus prohibiting patrons from boarding.

There will be certain modifications made to the $20 million LRGP Note upon closing the proposed transaction. The parties have agreed that the LRGP Note will be divided into Note A and Note B, each of which shall be in the amount of $10 million. Interest on Note A shall be paid monthly for the full five year term, with principal due in seventeen equal fully amortizing quarterly payments beginning on the first anniversary of the closing date, with a final maturity five years after the closing date. Note B (which may be converted into Casino America common stock by exercising the stock purchase warrants), carries interest payments which shall be payable monthly for five years from the closing date with principal to be paid at the end of the five-year period. The Company will give Casino America an irrevocable proxy on the Casino America stock held by the Company, and the right of first refusal to purchase any Casino America stock the Company plans to sell in a single transaction of 500,000 shares or more, or in a series of related transactions to a single purchaser within a 120 day period.

Currently, the existing warrant, which was issued in June 1995, is exercisable only by converting up to a $5 million portion of the LRGP Note. However, upon closing the sale of Casino America's purchase of the Company's remaining 50% interest in SCGC, the existing warrant shall be amended such that it may be exercised only by converting up to a $5 million portion of Note B and its expiration date shall be extended to five years after the closing date. Similarly, the new warrant may only be exercised by converting up to a $5 million portion of Note B, but must be exercised concurrently with or after the exercise of the existing warrant held by the Company.

Casino America has an option to purchase the 50% interest in LRGP it does not already own. In the event Casino America or an affiliate thereof purchases all or substantially all of such LRGP interest then, immediately upon the later to occur of Casino America's purchase of (a) the Company's remaining interest in SCGC, or (b) the remaining LRGP interest, (i) Casino America shall cause LRGP to guarantee and be personally liable for the payment of both principal and interest on Note A and Note B, and (ii) the payment terms of Note B shall be amended to conform to the payment terms of Note A. Furthermore, if Casino America completes the purchase of the Company's remaining interest in SCGC, purchases the remaining LRGP interest and refinances LRGP's existing indebtedness, then Casino America shall cause either (i) Note A and Note B to not be subordinate to any indebtedness and continue to be secured by the 50% interest in SCGC owned by LRGP, (ii) Note A to be paid and Note B shall then become an unsecured, subordinated note of Casino America, or (iii) any combination of (i) and (ii) above, provided that at least $5 million of Note A be paid and the balance not be subordinate to any indebtedness and continue to be secured.

Closing of this transaction is subject to a number of conditions, including the acquisition by Casino America of Grand Palais Riverboat, Inc. ("GPRI") from bankruptcy and relocating its riverboat casino to SCGC's site in Calcasieu Parish, Louisiana, and the procurement of required regulatory and lender approvals. A plan of reorganization pertaining to Casino America's acquisition of GPRI was filed in the United States Bankruptcy Court in late January 1996. Such plan has not as yet been confirmed by the court, however a confirmation hearing has been scheduled for March 26, 1996. In addition, Casino America, GPRI and the Company have filed various petitions with the Louisiana Riverboat Gaming Commission ("Gaming Commission") to approve the above transactions, but the Gaming Commission has not as yet taken any action on such petitions. The parties made a presentation to the Gaming Commission regarding the transaction on or about January 23, 1996. While the Gaming Commission has not given any indication when it will make a decision regarding the parties petitions, the Company anticipates that decisions will be forthcoming in the late March to early April 1996 time frame. The Company does not presently intend to be a long-term holder of Casino America common stock. The Company may exchange its Casino America stock in the course of acquiring another casino gaming project, or sell such shares for cash, which may then be used for acquiring or developing another casino gaming project, or used for general corporate purposes. In the event the Company is unable to identify attractive acquisition or development opportunities in gaming, it may choose to pursue other business opportunities. See "Pro Forma Financial Information" contained elsewhere herein.

In the event Casino America completes the purchase of GPRI and either the Gaming Commission or the Enforcement Division does not approve of Casino America's purchase of the Company's remaining 50% interest in SCGC, then the Company has agreed to enter into a joint venture agreement which provides for, among other things, (i) the GPRI riverboat casino to dock at SCGC's site in Calcasieu Parish, (ii) the payment of an annual docking fee of $2 million to the Company and $3 million to SCGC, and (iii) the allocation of all revenues and operating expenses (exclusive of the docking fee) of the joint venture to be distributed 52.5% to GPRI and 47.5% to SCGC.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive Vessel Construction Contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys' fees. Avondale has claimed its lost profits and lost overhead amount to approximately $2.5 million. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the financial position of the Company. The Company intends to vigorously contest liability in this matter.

In October 1995 an action was filed against the Company, Casino America, Louisiana Downs, Inc., and W.S. Bellows Construction Co. (the "Defendants") in the U.S. District Court for the Western District of Louisiana, Lake Charles Division, by Marvin D. Vincent and the National Black Chamber of Commerce, Inc. (the "Plaintiffs"). In this action the Plaintiffs alleged that the Defendants desecrated the alleged grave sites of their ancestors during the course of construction of the Calcasieu Parish land-based facilities. The Plaintiffs were seeking damages of $2 million per Defendant, plus $10 million in punitive damages, costs and attorneys' fees. On March 13, 1996, the court dismissed the lawsuit without prejudice in response to a motion for dismissal filed by the Plaintiffs' counsel.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

           10.17 Stock Purchase Agreement dated January 18, 1996 by and between the Registrant and Casino America, Inc., including form of Registration Agreement, Promissory Notes and Warrants in favor of the Registrant to purchase common stock of Casino America, Inc. (2)

           27           Financial data schedule (1)

     (b)   Reports on Form 8-K:

           There were no reports on Form 8-K filed in the third fiscal quarter of the current year.





_________________

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





Dated:  March 18, 1996
        --------------

                              INDEX TO EXHIBITS





      EXHIBIT NO.      DESCRIPTION
      ----------       -----------

        10.17 Stock Purchase Agreement dated January 18, 1996 by and between the Registrant and Casino America, Inc., including form of Registration Agreement, Promissory Notes and Warrants in favor of the Registrant to purchase common stock of Casino America, Inc. (2)

        27             Financial data schedule (1)


-----------

(1)   Filed herewith.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 31, 1994 (No. 33-79484) and incorporated herein by reference.