Form 10-K
period 1996-04-30
CROWN CASINO CORP
filed 1996-08-13
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:                 Commission file number:
             APRIL 30, 1996                               0-14939


                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


                 TEXAS                                                             63-0851141
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


               4040 N. MACARTHUR BLVD., SUITE 100, IRVING, TEXAS
                    (Address of principal executive office)

                                     75038
                                   (Zip Code)

                                 (214) 717-3423
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 par share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average of the closing bid and asked prices of the Registrant's common stock on August 8, 1996 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (8,830,486 shares) was $20,420,499.

As of August 8, 1996 there were 11,450,759 shares of the Registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1996 are incorporated by reference into Part II of this report, and portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1996 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS


GENERAL AND HISTORY

Crown Casino Corporation and subsidiaries (the "Company") owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which may be used in the development of a hotel and casino, and in June 1996 the Company entered into a definitive asset purchase agreement to acquire the Mississippi Belle II, Inc. ("MBII") riverboat casino located in Clinton, Iowa. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

Since its inception in 1983 through February 1994 the Company had been engaged in various facets of the cable and related programming businesses. During the fiscal year ended April 30, 1992 it became apparent to management that the Company's Free-to-Guest ("FTG") programming business had become increasingly competitive from a profit margin standpoint and that future growth in the FTG programming business was limited. As a result, in late fiscal 1992 the Company sold the majority of its FTG programming business for a pretax gain of $5.7 million. During fiscal 1993 the Company reviewed the status of its remaining cable operations and began exploring new business opportunities. In early fiscal 1994 the Company made the decision to enter the gaming business, and, as a result, proceeded to sell the balance of its cable assets. The disposition of the Company's remaining cable assets was completed in February 1994.


GAMING DEVELOPMENT

In June 1993 the Company completed the acquisition of 100% of the outstanding common stock of St. Charles Gaming Company, Inc. ("SCGC"), a Louisiana corporation, which had received preliminary approval from the Louisiana Riverboat Gaming Commission to construct and operate a riverboat gaming casino. In March 1994 SCGC received a license from the Louisiana Riverboat Gaming Enforcement Division of the Office of State Police. In January 1995 SCGC made the strategic decision to relocate the site for its planned Louisiana riverboat casino from St. Charles Parish (near New Orleans) to Calcasieu Parish in the southwest part of the state near the Texas border.

In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of (i) a five-year $20 million note (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a pretax gain of approximately $21.5 million. In July 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana, as an Isle of Capri(SM) themed property.

In May 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional five- year warrant to purchase up to another 416,667 shares of Casino America common stock (bringing the total number of shares purchasable pursuant to warrants by the Company to 833,334 ) at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

The Company's decisions to sell the first 50% interest in SCGC and then the remaining 50% interest in SCGC were unrelated and based upon differing considerations. The Company decided to sell the first 50% interest because it needed additional financing to complete the development of the Louisiana project but desired to retain an interest in the project due to management's belief that the value of the Company's remaining 50% interest would appreciate, over the amount received by the Company for the sale of the first 50% interest, once the casino became operational. The Company's decision to sell the remaining 50% interest in SCGC resulted from management's belief that SCGC needed a second riverboat casino at the site to effectively compete in the Lake Charles market, and the Company and the other 50% shareholder, LRGP, as well as LRGP's beneficial owners (Casino America and Louisiana Downs), were unable to reach an agreement with respect to the ownership structure of the second riverboat. The value of SCGC declined from June 1995 (when the Company sold the first 50% interest in SCGC for a pretax gain of approximately $21.5 million) to May 1996 (when the Company sold the remaining 50% interest in SCGC for a pretax gain of approximately $14.9 million) because SCGC's operating results upon opening in July 1995 were less than its projected results.

In December 1993 the Company acquired 100% of the outstanding common stock of Gaming Entertainment Management Services, Inc. ("GEMS"), a Nevada corporation, which was organized for the purpose of developing a hotel and casino in Las Vegas, Nevada. GEMS' primary asset was its option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas. In June 1994 the option was exercised and the land was purchased. The Company may develop such property by itself or on a joint venture basis, or, if not developed, may sell the land.

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of the MBII riverboat casino located in Clinton, Iowa, for a purchase price of $40 million. The MBII riverboat casino contains approximately 485 slot machines, 20 table games and has on-board dining and entertainment facilities. For the year ended December 31, 1995 MBII had revenues and pretax profits of $30.5 million and $9.5 million, respectively.


ACQUISITION OF MBII

General


On June 11, 1996 the Company entered into a definitive asset purchase agreement with MBII and all the shareholders thereof to acquire substantially all the assets and operations of MBII for a purchase price of $40 million. The MBII riverboat casino located in Clinton, Iowa, has been operated by the Kehl family (including Robert Kehl, who is a director of the Company) since its opening in June 1991. In connection with the agreement, the Company will enter into employment agreements with certain members of the Kehl family whereby the majority of MBII's existing management will continue to operate the facility. Closing of the transaction is subject to the satisfaction of certain conditions including obtaining (i) $20 million of bank debt financing satisfactory to the Company, (ii) the approval of the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission"), and (iii) a license to operate the purchased assets. The Company has commenced the regulatory approval process with the filing of certain corporate information and personal histories of its officers and directors.

Location, Facilities and Operations


The MBII riverboat casino ("Casino") is a four deck riverboat measuring approximately 228 feet in length by 64 feet in width. The Casino offers approximately 37,700 square feet of floor space including 10,600 square feet which is used for actual gaming operations. The Casino contains approximately 485 slot machines (the majority of which are equipped with IGT's computerized player tracking system, which allows the building of a data base of customer playing habits) and 20 table games (including black jack, craps, Caribbean stud and roulette) on two levels for a total of approximately 625 gaming positions. The third deck includes a buffet restaurant seating 320 persons, the Captains Deli which serves hot and cold sandwiches, kitchen facilities, a gift shop, and an entertainment stage. The fourth level of the riverboat contains approximately 500 square feet of office space and 7,000 square feet of open space which has been used for site- seeing, relaxation and light dining. The Casino has a U.S. Coast Guard capacity of 1,000 passengers (excluding crew) and has been designed to create a comfortable and spacious atmosphere.

The Casino's adjacent barge based support facilities include approximately 7,000 square feet of general office, guest service and storage areas. In addition, located approximately four miles inland is MBII's 14,000 square foot kitchen and warehouse facility. Parking for a total of approximately 750 vehicles is available on (i) Riverview Drive adjacent to the project, (ii) a 400 space public parking lot approximately 1/4 mile away for which MBII provides shuttle services, and (iii) a nearby public swimming facility providing an additional 100 spaces. While substantially all the operations are conducted on the riverboat and supporting barge facilities, MBII leases approximately three acres of riverfront land from the City of Clinton which is used for docking the riverboat on the Mississippi River. The lease expires in 2000, however, the Company anticipates in connection with the MBII acquisition it will enter into a new agreement with the City of Clinton for an extended period.

Pursuant to Iowa law the license to conduct gaming is held by a qualified non-profit sponsoring organization, in this case Clinton County Gaming Association, Ltd. ("CCGA"). MBII in turn has an operating agreement with CCGA (the "CCGA Gaming Agreement") to conduct gaming operations and is licensed to operate a gaming excursion vessel. Under the current CCGA Gaming Agreement MBII pays CCGA an admission fee for each adult passenger boarding the vessel calculated on an annual basis equal to (i) $.54 for each of the first 50,000 passengers, (ii) $1.08 for each of the next 50,000 passengers, and (iii) $1.35 for each passenger thereafter. During 1995 approximately 704,000 passengers boarded the Casino. The admission fees are subject to periodic increase equal to the same percentage increase in the Consumer Price Index. The CCGA Gaming Agreement expires in 2000, however, the Company anticipates in connection with the MBII acquisition it will enter into a new agreement with CCGA for an extended period.

The Casino operates seven days a week, 365 days a year from 9:00 a.m. to 2:00 a.m. on weekdays, and from 9:00 a.m. to 4:00 a.m. on weekends. While on board passengers are offered a variety of slot machines and table games. The majority of gaming operations are conducted dockside, except for the requirement to conduct a total of at least one 2-hour excursion per day for an aggregate of 100 days during the excursion season which runs from April 1 to October 31 of each year. The majority of food is prepared off-site at MBII's kitchen facilities and is transported periodically in insulated food containers to the riverboat. MBII serves approximately 5,000 meals a week.

Market


Clinton County has a population of approximately 45,000, including approximately 35,000 in the City of Clinton. Clinton County is a rural community approximately 40 miles north of the Quad Cities of Davenport and Bettendorf, Iowa and Moline and Rock Island, Illinois. Clinton is the home to a number of large manufacturing facilities including International Paper, Archer Daniels Midland, Ralston Purina, Custom-Pak and Quantum which with others provide approximately 5,000 manufacturing jobs.

MBII believes more than half of its customers originate from cities and towns in the State of Illinois as Clinton is located on the border of the states of Iowa and Illinois. The Casino is located approximately 1/2 mile north of the Highway 30 Mississippi River Bridge and 1 1/2 miles south of the Lyons/Fulton Bridge which permit vehicular traffic between Iowa and Illinois. Aside from these two bridges, the nearest bridge to the south is approximately 35 miles away and the nearest bridge to the north is approximately 20 miles away. These two bridges tend to funnel a certain portion of the east/west traffic through the City of Clinton. In addition, many of the Casino's patrons are residents of Clinton County, and other cities and towns in Iowa.

Marketing Strategy


The Company's marketing strategy is to attract customers to the Casino by designing and implementing various marketing programs catering to specific groups within MBII's overall target market. The Company believes many of MBII's customers are attracted to its convenient location, accessible parking, friendly atmosphere and the convenience and quality of its food operation. The Company believes MBII's food operation is superior to other riverboat gaming casinos in the area. MBII encourages participation in the "Players Club", of which members can accumulate points that can be exchanged for cash, or other prizes and food. Periodically, MBII sponsors events and trips exclusively for its Players Club members.

In addition to marketing directly to members of its Players Club, MBII uses newspaper, radio, outdoor and print media to promote its services and to achieve greater recognition. Oftentimes MBII utilizes its highly regarded food operation to attract and retain customers. In particular, MBII places a number of complimentary food and other coupons in newspapers of towns and cities in the vicinity of the Casino to encourage patronage. MBII also has an active bus program with local and out of state bus tour operators.


COMPETITION

General


The casino gaming industry includes casinos which are either land-based in jurisdictions such as Nevada and New Jersey, dockside casinos, riverboat casinos and land-based casinos on Indian reservations. The gaming industry is highly competitive and is composed of a large number of companies, many of which have significantly greater resources than the Company. Numerous states have legalized gaming and several other states are considering the legalization of gaming in designated areas. As a result of the proliferation of gaming in new jurisdictional areas as well as the proliferation of Indian gaming on tribal land, the Company's proposed and future operations could be adversely affected, particularly in instances where such other gaming operations are conducted close to properties operated by the Company.

Clinton, Iowa

The Company believes a majority of MBII's customers reside within a 75 mile radius of the Casino. Within this radius MBII currently competes with (i) three riverboat casinos in the Quad Cities area approximately 40 miles to the south (two in Iowa and one in Illinois), (ii) a riverboat casino in DuBuque, Iowa approximately 65 miles to the north, (iii) a riverboat casino in Galena, Illinois approximately 65 miles to the north, and (iv) a land-based slots-only casino which opened in November 1995 located within a dog racing facility in DuBuque, Iowa. In November 1995, the riverboat casino located in Galena, Illinois closed, but re-opened again in May 1996.

Iowa law does not limit the number of gaming licenses that may be granted within the state, and accordingly other casinos may be subsequently authorized within MBII's primary market area. Furthermore, the Company is aware that recently a group of investors have expressed an interest in locating a casino in Cedar Rapids, Iowa, approximately 85 miles west of the Casino. Prior to gaming being authorized in Cedar Rapids, a referendum must be approved by the residents of Linn County and the Iowa Gaming Commission must issue a license to the proposed non-profit organization and casino operator.

Currently Illinois law limits the number of riverboat gaming licenses to ten. All of such licenses have been granted, and all of the respective casinos are currently in operation. Illinois law requires regular excursions, except when cruising is unsafe due to inclement weather, mechanical or structural problems, or river icing. Over the last two years a number of proposals have been introduced in the Illinois legislature seeking to expand the number of gaming licenses that may be granted, and to reduce the cruising requirements for riverboats. The Company cannot predict the likelihood whether gaming legislation in Illinois will be modified, and, if so, what impact it may have on MBII's operations.

Las Vegas, Nevada


A hotel and casino on the Company's property located on Flamingo Road approximately 3/4 of a mile west of the Las Vegas Strip, if developed, would face competition from other casinos and hotels in the Las Vegas area, particularly those located on or near the Las Vegas Strip. Currently, there are approximately 27 major hotel-casinos located on or near the Las Vegas Strip, nine major hotel-casinos located in the downtown area and several major facilities located elsewhere in the Las Vegas area. As of July 1, 1996 there were approximately 94,000 hotel and motel rooms in Las Vegas. Las Vegas room capacity is expected to increase significantly during the next three years upon the completion and opening of several new hotel-casinos and expansion projects.

Many of the proposed facilities have themes and attractions which are expected to draw significant numbers of visitors. However, future additions and expansions could result in a decrease in the number of casino patrons compared to gaming square footage, and/or decrease the hotel occupancy levels in the Las Vegas market. There can be no assurance that the Company would be able to successfully compete in the Las Vegas market should it decide to enter that market.


DEVELOPMENT OPPORTUNITY

In December 1993 the Company acquired all of the outstanding stock of GEMS, which had an option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas located at the intersection of Flamingo Road and Arville Street and across the street from the Gold Coast Hotel and Casino. GEMS exercised the option and purchased the land on June 8, 1994. The land has received zoning approval for the construction of a 12-story, 400-room hotel and casino. The Company may develop a hotel and casino project on the property either independently or through a joint venture. In connection with the stock purchase agreement with LRGP, the Company granted LRGP a right of first refusal, which expires in June 1998, to jointly develop a hotel and casino project on the Company's Las Vegas property in the event the Company chooses to develop such project on a joint venture basis. The Company is currently pursuing potential opportunities to joint venture the development of a hotel and casino project on such property, although no agreement has been reached with any person in that regard. In addition to seeking an acceptable joint venture arrangement, the Company has considered selling the property and has had discussions with certain parties in that regard, although no agreement has been reached with any party respecting such a sale.

REGULATORY MATTERS

Iowa Gaming Legislation


In 1989 the State of Iowa legalized riverboat gaming on the Mississippi and Missouri Rivers and certain other waterways located in Iowa. The Excursion Gambling Act grants the Iowa Gaming Commission jurisdiction over all gaming operations.

The legislation authorized the granting of licenses to conduct riverboat gaming to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with persons who are licensed by the Iowa Gaming Commission to operate riverboat casinos. The legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. Such a referendum was passed in Clinton County on May 10, 1994 with 85.2% voting in favor of passage, thereby authorizing casino gaming in Clinton County for a period of nine years from May 1994. Another referendum cannot be held until 2002 and if approved, subsequent referenda will occur at eight year intervals. The number of licenses which may be granted in the state is not limited by statute or regulation.

In 1994 Iowa amended its gaming legislation to remove several previous restrictions including loss and wager limits and restrictions on the amount of space on a vessel that may be utilized for gaming. Current law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Gaming is permitted only on riverboats which recreate, as nearly as practicable, Iowa's riverboat history and have a capacity for at least 250 patrons. In addition the licensee must utilize Iowa resources, goods and services in the operation of the riverboat. An excursion gaming boat must operate at least one excursion each day for 100 days during the excursion season which is from April 1 through October 31 of each year. Excursions consist of a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time during its business hours. If during the excursion season it is determined that it would be unsafe to complete any portion of an excursion, or if mechanical problems prevent the completion of any portion of an excursion, the boat may be allowed to remain dockside. The legal age for gaming in Iowa is 21.

Gaming licenses are issued for not more than three years and are subject to annual renewal thereafter. The Iowa Gaming Commission has broad discretion with regard to such renewals. The annual license fee to operate an excursion gaming boat is based on the passenger carrying capacity, including crew, for which the excursion gaming boat is registered. The annual fee is five dollars per person capacity. Licenses issued by the Iowa Gaming Commission may not be transferred to another person or entity.

Minimum and maximum wagers on games are set by the licensee. Wagering may only be conducted with chips, wagering debit cards or coins. Wagers may only be made by persons 21 years of age and older. A licensee may not accept a credit card to purchase coins, tokens or other forms of credit to be wagered.

The legislation imposes a graduated tax based on annual adjusted gross receipts at a rate of 5% on the first $1 million, 10% on the next $2 million and 20% on any amount over $3 million. Taxes are due from the licensee within 10 days after the close of business of the day when the wagers were made. The legislation also permits the Iowa Gaming Commission to impose an admission fee for each person embarking on an excursion vessel, and the city or county in which gaming is conducted is permitted to impose an admission fee per patron of not greater than $.50.

Pursuant to its rulemaking authority, the Iowa Gaming Commission requires officers, directors and certain key employees of the Company to be licensed by the Iowa Gaming Commission. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission. The Iowa Gaming Commission has jurisdiction to disapprove a change in position by such officers or key employees, or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

The Iowa Gaming Commission may also require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Company's equity securities must be approved by the Iowa Gaming Commission prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the "Iowa Gaming Laws"), concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to (i) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic financial and operating reports with the Iowa Gaming Commission); (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees.

The Iowa Gaming Commission may revoke a gaming license if, among other conditions, the licensee: (i) has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction; (ii) has failed to demonstrate financial responsibility sufficient to adequately meet the requirements of the gaming enterprise; (iii) is not the true owner of the enterprise; (iv) has failed to disclose ownership of other persons in the enterprise; (v) is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license; (vi) knowingly makes a false statement of a material fact to the Iowa Gaming Commission; (vii) fails to meet a monetary obligation in connection with an excursion gaming boat;
(viii) pleads guilty to, or is convicted of a felony; (ix) loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance; (x) is delinquent in the payment of property taxes or other taxes, or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or (xi) assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission), or permits another person to have a share of the money received for admission to the excursion boat. If it were determined that gaming laws were violated by a licensee, the gaming license held by such licensee could be limited, made conditional, suspended or revoked. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws at the discretion of the Iowa Gaming Commission.

Nevada Gaming Regulation


The Company is not currently seeking a Nevada gaming license. However, should the Company finalize development plans for a hotel and casino project on its Las Vegas land or otherwise acquire casino operations in Nevada, it will apply for such a license and will be subject to the following regulations.

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies, including the City of Las Vegas, collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's proposed gaming operations.

The Company, upon application for a Nevada gaming license, will be required to be registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and to be found suitable to own the stock of any entity which owns or operates a casino. A casino is generally licensed by the Nevada Gaming Authorities as a corporate licensee ( a "Corporate Licensee") under the terms of the Nevada Act.

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

Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have its suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives a notice that a person is unsuitableto be a stockholder or to have any other relationship with it, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remunerations in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

The Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Company will also be required to disclose to the Nevada Commission, upon its request, the identities of any of its security holders. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act.

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

Other Gaming Regulations

In connection with the Company's ownership of more than 5% of the outstanding common stock of Casino America (as of August 6, 1996 the Company held approximately 10.9%), the Company must be found suitable as a 5% or greater shareholder in any jurisdiction where Casino America has gaming operations. Currently Casino America has gaming operations in Louisiana and Mississippi. The Company believes it is currently authorized to be a 5% or greater shareholder of Casino America in Louisiana and has made application to the Mississippi gaming authorities to be approved as such.

Non-Gaming Regulations

The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

In order for any vessel owned by the Company to have United States flag registry, the Company must maintain "United States citizenship" as defined in the Shipping Act of 1916, as amended (the "Shipping Act"), and other applicable statutes. A corporation operating any vessel in the coastwise trade, such as the Company, is not considered a United States citizen unless, among other things, United States citizens own 75% of its outstanding capital stock.

All navigable vessels must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel (including requirements that each vessel be operated by a minimum complement of personnel) and safety. Each vessel must hold a Certificate of Inspection from the Coast Guard. The Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of certain personnel involved with the operation of the vessel. MBII's riverboat is subject to periodic inspections by the Coast Guard and every five years the riverboat must be dry docked for hull and other inspections, which will result in a loss of service that can have an adverse effect on the Company.

Failure to hold a Certificate of Inspection would preclude the use of the riverboat as a floating casino.

All shipboard employees of MBII, even those not involved in the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

Required Divestiture of Common Stock


There are various state and federal regulations that may affect the ownership of the Company's common stock. The Articles of Incorporation of the Company provide that any shareholder of the Company who is found to be unsuitable by any gaming regulatory authority with jurisdiction over the Company's operations, may, in the discretion of the Board of Directors, be required to divest the shares of Company stock owned by such person within forty-five (45) days from the date on which the Company notifies the disqualified holder of the regulatory authority's determination of unsuitability, or the Company will have the right to purchase such stock at a price equal to its fair market value, as defined in the Articles of Incorporation, less twenty-five percent (25%).

In addition, the Articles of Incorporation require that the Company maintain compliance under the federal Merchant Marine Act of 1936 and the federal Shipping Act of 1916, as amended, restricting the amount of shares of Company common stock which may be held by non-U.S. citizens. The Company may require foreign persons to divest their shares of Company common stock in accordance with the provisions of the Articles of Incorporation in the event that the Company determines that it is in violation of either of these Acts.


EMPLOYEES

As of July 1, 1996 the Company employed nine persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory. MBII currently employs approximately 400 persons.


PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

EXECUTIVE OFFICERS

        The executive officers of the Company are as follows:

        NAME                                               AGE      POSITION WITH THE COMPANY
        ----                                               ---      -------------------------
        Edward R. McMurphy  . . . . . . . . . . . . . . .  45       Chairman of the Board,
                                                                    President and Chief Executive Officer

        Tilman J. Falgout, III  . . . . . . . . . . . . .  47       Executive Vice President,
                                                                    General Counsel and Director

        Mark D. Slusser . . . . . . . . . . . . . . . . .  38       Chief Financial Officer,
                                                                    Vice President Finance and Secretary

        Edward J. Preuss, Jr. . . . . . . . . . . . . . .  63       Vice President Project Development

EDWARD R. MCMURPHY, has served as President of the Company since July 1984 and as Chief Executive Officer since January 1988. He has been a director of the Company since its inception in April 1983. Prior to and during his involvement with the Company, Mr. McMurphy served as President of Marion Properties, Inc., a real estate investment and development company, from 1979 to 1986.

TILMAN J. FALGOUT, III, has served as Executive Vice President and General Counsel of the Company since March 1995 and as a director of the Company since September 1992. From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

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


ITEM 2.  PROPERTIES

The Company leases approximately 6,000 square feet of office space in Irving, Texas which is used for the Company's executive offices. The lease expires in February 2001, and is subject to two three-year renewal options thereafter.

The Company owns 18.6 acres of land at the southeast corner of the intersection of Flamingo Road and Arville Street in Las Vegas, Nevada.

The Company has entered into a definitive asset purchase agreement to acquire the assets and operations of MBII. Upon consummation of the transaction the Company will:

        (i) own a 228 foot four deck riverboat casino with approximately 37,700 square feet of floor space including 10,600 square feet of casino space,

        (ii) own an approximately 14,000 square foot kitchen and warehouse facility situated on approximately 1 acre of land in Clinton, Iowa,

        (iii) lease approximately three acres of waterfront land adjacent to the Mississippi River in Clinton, Iowa which is used as a docking site for MBII's riverboat casino. The current lease expires in April 2000, however, in connection with the proposed acquisition of MBII, the Company expects to extend the term of such lease.

It is anticipated that the above properties pertaining to MBII's operation will be collateral for bank indebtedness in the amount of $20 million.


ITEM 3.  LEGAL PROCEEDINGS

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed
its lost profits and lost overhead amount to approximately $2.5 million.   The
Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 1996.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company's 1996 Annual Report to Stockholders ("1996 Annual Report") on page 26 under the heading "Common Stock Information, Dividends and Related Stockholder Matters" and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Company's 1996 Annual Report on page 27 under the heading "Selected Financial Data" and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included in the Company's 1996 Annual Report on pages 4 through 6 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements on pages 7 through 25 of the Company's 1996 Annual Report are incorporated herein by reference.

The financial statements of St. Charles Gaming Company, Inc., a non-consolidated 50% owned subsidiary of the Company as of April 30, 1996, are as follows:

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders
St. Charles Gaming Company, Inc.:

We have audited the accompanying balance sheets of St. Charles Gaming Company, Inc. as of April 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Charles Gaming Company, Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994, in conformity with generally accepted accounting principles.



Dallas, Texas                                           Coopers & Lybrand L.L.P.
June 14, 1996

BALANCE SHEETS                                  ST. CHARLES GAMING COMPANY, INC.

                                                                                                   April 30,
                                                                                             1996              1995
                                                                                         ------------      -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                             $  4,807,940    $       9,522
   Accounts receivable:
             Gaming, net of allowance for uncollectible
               accounts of $92,649 in 1996                                                    496,827
             Related parties                                                                   84,907
   Inventories                                                                                393,940
   Prepaid expenses                                                                           592,370          769,527
   Debt issuance costs, net of accumulated amortization                                       766,242          345,963
                                                                                         ------------      -----------
                 Total current assets                                                       7,142,226        1,125,012
                                                                                         ------------      -----------

Property and equipment:
   Building                                                                                   248,232
   Land and land improvements                                                               2,659,280
   Leasehold improvements                                                                  14,026,531
   Furniture, fixtures and equipment                                                       11,705,940        7,618,268
   Construction in progress                                                                26,324,321        1,539,627
   Riverboat and barges                                                                    17,868,033       15,256,140
                                                                                         ------------      -----------
                                                                                           72,832,337       24,414,035
   Less accumulated depreciation                                                           (2,913,496)         (14,563)
                                                                                         ------------      -----------
                                                                                           69,918,841       24,399,472
                                                                                         ------------      -----------
Other assets:
   License costs, net of accumulated amortization                                           8,835,374        9,125,000
   Noncompete agreement, net of accumulated amortization                                      216,678          316,674
   Other                                                                                       18,171
   Deferred tax asset                                                                       1,055,968
                                                                                         ------------      -----------
                                                                                           10,126,191        9,441,674
                                                                                         ------------      -----------

                                                                                         $ 87,187,258      $34,966,158
                                                                                         ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Progressive and casino liability                                                     $     620,806
   Accounts payable:
             Related parties                                                                2,370,284
             Trade                                                                          2,864,538    $     738,861
   Accrued liabilities                                                                      7,862,979          768,834
   Capital lease obligations                                                                2,814,749        2,871,104
   Advances from Crown                                                                                       3,076,887
   Notes payable:
             Related parties                                                               46,416,273        6,779,083
             Other                                                                         30,194,608       21,811,603
                                                                                         ------------      -----------
                 Total current liabilities                                                 93,144,237       36,046,372
                                                                                         ------------      -----------

Capital lease obligations, less current portion                                               637,107        2,265,641
Commitments and contingencies

Stockholders' deficit:
   Common stock, no par value, 100,000 shares authorized,
             issued and outstanding                                                         5,600,000        5,600,000
   Additional paid-in capital                                                              13,985,388       10,900,000
   Accumulated deficit                                                                    (26,179,474)     (19,845,855)
                                                                                         ------------      -----------
                 Total stockholders' deficit                                               (6,594,086)      (3,345,855)
                                                                                         ------------      -----------

                                                                                         $ 87,187,258     $ 34,966,158
                                                                                         ============     ============

        The accompanying notes are an integral part of the financial statements.

STATEMENTS OF OPERATIONS                        ST. CHARLES GAMING COMPANY, INC.



                                                                                                         Period From
                                                                                                        June 25, 1993
                                                                                                      (Acquisition Date)
                                                                         Year Ended       Year Ended          to
                                                                       April 30, 1996   April 30, 1995   April 30,1994
                                                                        ------------     ------------    -------------
Revenues:
   Casino                                                               $ 56,588,560
   Food, beverage and other                                                  674,371
                                                                        ------------
                 Total revenue                                            57,262,931
                                                                        ------------

Operating expenses:
   Pre-opening and development                                             4,195,653     $  7,676,762     $  1,181,551
   Buy out of management contract                                                           4,000,000
   St. Charles Parish site abandonment                                                      3,131,359
   Casino                                                                 10,152,749
   Gaming taxes                                                           13,742,267
   Food, beverage and other                                                2,423,471
   Marine and facilities                                                   3,224,484
   Marketing and administrative                                           19,812,648
   Management fees to related party                                        1,602,482
   Depreciation and amortization                                           3,288,555          111,326          334,329
                                                                        ------------     ------------    -------------
                 Total operating expenses                                 58,442,309       14,919,447        1,515,880
                                                                        ------------     ------------    -------------

                 Operating loss                                           (1,179,378)     (14,919,447)      (1,515,880)

   Interest expense                                                        6,210,209        6,810,357              171
                                                                        ------------     ------------    -------------

                 Loss before income taxes                                 (7,389,587)     (21,729,804)      (1,516,051)

   Income tax benefit                                                     (1,055,968)      (2,827,483)        (572,517)
                                                                        ------------     ------------    -------------

                 Net loss                                               $ (6,333,619)    $(18,902,321)   $    (943,534)
                                                                        ============     ============    =============





        The accompanying notes are an integral part of the financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)    ST. CHARLES GAMING COMPANY, INC.

For the Period from June 25, 1993 (Acquistion Date) to April 30, 1994 and for the Years Ended April 30, 1995 and 1996



                                                                           Additional                        Total
                                                           Common           Paid-In      Accumulated      Stockholders'
                                                            Stock           Capital        Deficit      Equity (Deficit)
                                                        ------------     ------------   -------------     ------------
Balance at June 25, 1993                                 $ 5,600,000    $     500,000                     $  6,100,000

             Capital contribution                                           3,500,000                        3,500,000
             Net loss                                                                  $     (943,534)        (943,534)
                                                        ------------     ------------   -------------     ------------

Balance at April 30, 1994                                  5,600,000        4,000,000        (943,534)       8,656,466

             Capital contribution                                           6,900,000                        6,900,000
             Net loss                                                                     (18,902,321)     (18,902,321)
                                                        ------------     ------------   -------------     ------------

Balance at April 30, 1995                                  5,600,000       10,900,000     (19,845,855)      (3,345,855)

             Capital contribution                                           3,085,388                        3,085,388
             Net loss                                                                      (6,333,619)      (6,333,619)
                                                        ------------     ------------   -------------     ------------

Balance at April 30, 1996                               $  5,600,000     $ 13,985,388   $ (26,179,474)    $ (6,594,086)
                                                        ============     ============   =============     ============





        The accompanying notes are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS                        ST. CHARLES GAMING COMPANY, INC.

For the Period from June 25, 1993 (Acquisition Date) to April 30, 1994 and for the Years Ended April 30, 1995 and 1996



                                                                                                          Period From
                                                                                                         June 25, 1993
                                                                                                       (Acquisition Date)
                                                                         Year Ended        Year Ended        to
                                                                       April 30, 1996   April 30, 1995   April 30, 1994
                                                                         -----------    -------------     ------------
Cash flows from operating activities:
   Net loss                                                             $ (6,333,619)   $ (18,902,321)    $   (943,534)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         3,288,555          111,326          336,564
     Provision for bad debts                                                  92,649
     Amortization of debt issuance costs/discount                            832,680        3,376,392
     Write-down of assets                                                                   3,131,359
     Deferred income taxes                                                (1,055,968)      (2,827,483)        (572,517)
   (Increase) decrease in:
     Accounts receivable                                                    (674,383)
     Inventories                                                            (393,940)
     Prepaid expenses                                                        177,157         (838,971)         (55,962)
     Other assets                                                            (18,171)
   Increase (decrease) in:
     Accounts payable and accrued liabilities                             11,590,106        1,416,151          (49,246)
     Progressive and casino liability                                        620,806
                                                                         -----------    -------------     ------------
            Net cash provided by (used in) operating activities            8,125,872      (14,533,547)      (1,284,695)
                                                                         -----------    -------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                                    (48,290,177)      (8,795,064)     (11,196,868)
   Purchase of assets                                                                                         (350,000)
                                                                         -----------    -------------     ------------
            Net cash used in investing activities                        (48,290,177)      (8,795,064)     (11,546,868)
                                                                         -----------    -------------     ------------

Cash flows from financing activities:
   Capital contributions from Crown                                                         3,522,655        3,500,000
   Advances from Crown                                                         8,501                         9,304,590
   Payments to Crown                                                                       (6,227,703)
   Advances from LRGP                                                     39,637,190        2,079,083
   Issuance of debt                                                       30,194,608       32,700,000
   Debt  issuance costs                                                   (1,252,959)      (1,633,407)
   Payments of debt and capital lease obligations                        (23,624,617)      (7,125,522)
                                                                         -----------    -------------     ------------
            Net cash provided by financing activities                     44,962,723       23,315,106       12,804,590
                                                                         -----------    -------------     ------------

Increase (decrease) in cash and cash equivalents                           4,798,418          (13,505)         (26,973)
Cash and cash equivalents, beginning of period                                 9,522           23,027           50,000
                                                                         -----------    -------------     ------------

Cash and cash equivalents, end of period                                 $ 4,807,940    $       9,522     $     23,027
                                                                         ===========    =============     ============





        The accompanying notes are an integral part of the financial statements.

                        ST. CHARLES GAMING COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  Organization and Description of Business:

St. Charles Gaming Company, Inc., a Louisiana corporation (the "Company"), was incorporated on January 18, 1993 for the purpose of operating a riverboat gaming casino to be based in St. Charles Parish, Louisiana (near New Orleans). In January 1995, the Company changed its riverboat berthing site from St. Charles Parish to Calcasieu Parish, Louisiana (near Lake Charles).

Effective June 25, 1993, the Company was acquired by Crown Casino Corporation ("Crown"). Effective June 9, 1995, Crown sold a 50% interest in the Company to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri dockside riverboat casino in Bossier City, Louisiana. Effective May 3, 1996, Crown sold its remaining 50% interest in the Company to Casino America (see Note 11).

The Company commenced operations effective July 29, 1995. Prior to that time, the Company's activities were focused on the pursuit of a riverboat gaming license and other regulatory approvals, the raising of capital, the construction of the riverboat casino and land based facilities, and the development of the project in general. In previous financial statements, the Company reported as a development stage enterprise.


2.  Summary of Significant Accounting Policies:

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company is required to maintain cash or cash equivalents in sufficient amount to protect patrons against defaults in gaming debts owed by the Company. The Company's requirements are computed in accordance with Section 2713 of the regulations of the Louisiana State Police, Riverboat Gaming Enforcement Division. At April 30, 1996, approximately $4,807,940 of cash and cash equivalents was available to satisfy this requirement. Additionally, at April 30, 1996, the Company had cash deposits concentrated primarily in two financial institutions. The Company believes risk associated with these concentrations is minimal.

Inventories

Inventories, which consist primarily of food, beverage, and gift shop items, are stated at the lower of cost (determined by the first-in, first-out method) or market.

Debt Issuance Costs

In conjunction with the issuance of the "New Notes" in August 1995 and subsequent amendments to the agreement governing the "New Notes" (see Note 4), the Company incurred debt issuance costs of approximately $1,500,000. These costs are being amortized over the term of the New Notes using the effective interest method.

In connection with the issuance of the "Senior Note" (see Note 4) and subsequent amendments to the agreement governing the Senior Note, the Company incurred debt issuance costs of $2,569,717. These costs were amortized over the term of the Senior Note using the effective interest method and were fully amortized upon the retirement of the Senior Note.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. During periods of construction, interest costs associated with borrowings utilized to fund construction are capitalized. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. Interest capitalized during the year ended April 30, 1996 and 1995 was approximately $2,400,000 and $10,000, respectively. Costs of repairs and maintenance are expensed as incurred. Effective July 29, 1995, the Company began depreciating gaming related equipment and facilities. Included in furniture, fixtures and equipment is approximately $5,900,000 of equipment acquired under capital leases. Substantially all equipment acquired under capital leases is gaming related.

In conjunction with the sale of 50% of the Company to LRGP, management changed the estimated useful lives of certain assets from those previously reported to match the estimated useful lives used at LRGP's other Louisiana riverboat casino. As the Company had not commenced operations at the time of the sale, no depreciation had been recorded on those assets. Accordingly, this change in estimated useful lives had no significant impact on financial statement amounts. Depreciation is computed using the straight-line method over the following estimated useful lives:

            Leasehold improvements                             25 years
            Building                                           25 years
            Furniture, fixtures and equipment                  5 years
            Riverboat and barges                               25 years

Depreciation expense was $2,898,933, $11,330 and $250,991, respectively, in fiscal years 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994.

Included in leasehold improvements is approximately $3,600,000 of costs incurred during the year ended April 30, 1996 for upgrades made to improve access to the riverboat casino location. These costs arose from widening and paving public roads and installing traffic signals. Such areas are not owned or leased by the Company. In management's opinion, these costs do, and will continue to contribute to the operating results of the casino and, as such, have been capitalized.

Noncompete Agreement

In connection with the acquisition of the Company by Crown, the Company's former owner agreed with Crown not to compete with the Company in the Louisiana market for a period of five years. The noncompete agreement is stated at the cost allocated to the agreement by Crown, at the time of its acquisition, net of accumulated amortization. Amortization is recorded using the straight-line method over a period of five years. The Company incurred amortization expense of $99,996 for the years ended April 30, 1996 and 1995 and $83,330 for the period from June 25, 1993 (acquisition date) to April 30, 1994.

License Costs

License costs principally represent the excess purchase price Crown paid in acquiring the Company's net identifiable assets. In conjunction with the sale of 50% of the Company to LRGP, management of the Company changed the estimated useful life of the license, as previously reported, to match the estimated useful lives utilized on other long-lived gaming related assets. The Company began amortizing these costs effective July 29, 1995 (commencement of operations) over a twenty-five-year period using the straight-line method. Twenty-five years is management's best estimate of the useful life of the license costs. The Louisiana license was issued on March 29, 1994 and has a five-year initial term, which is subject to renewal.

Income Taxes

Through June 8, 1995, the Company was included in Crown's consolidated federal income tax return. As a result of the sale of 50% of SCGC to LRGP, the Company will file a separate return. The provision for income taxes in the accompanying financial statements is computed on a separate return basis for all periods presented.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between book bases and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue and Promotional Allowances

Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

Revenue does not include the retail amount of food, beverages, and other items provided gratuitously to customers. These amounts totaled $3,331,070 for the year ended April 30, 1996. The cost of sales in providing such complementary services was approximately $1,220,683 of which approximately $297,429 has been classified as food, beverage and other and the remainder has been classified as casino expense.

Casino Pre-Opening and Development Costs

All casino pre-opening and development costs are expensed as incurred. Pre-opening and development costs consist principally of personnel costs, advertising, insurance, travel, consulting and professional fees.

Reclassifications

The accompanying financial statements for the period ended April 30, 1995 reflect certain reclassifications made to conform the presentation with classifications presented as of April 30, 1996.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other Accounting Issues

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of this standard, which the Company will adopt effective May 1, 1996, has been assessed by management and should not have a material effect on the Company's financial statements.


3.  Operating Environment:

The Company operates in a highly regulated and competitive environment which is currently facing political uncertainty. The Louisiana Riverboat Gaming Commission and the Enforcement Division oversee virtually every aspect of riverboat gaming in the State of Louisiana including the issuance and renewal of riverboat gaming licenses. Management believes the Company's license will be renewed at the end of the initial term. The gaming industry in the State of Louisiana has recently received national media attention primarily as a result of the commencement of a federal investigation of certain legislative members and the recent bankruptcy of a gaming company in the Louisiana market. In response to these and other incidents, the Louisiana governor called a special session of the State legislature to consider the gaming statutes governing riverboat gaming, video-poker and the New Orleans' land-based casino. The outcome of this session resulted in a local option vote to be conducted on a parish by parish basis in November 1996, with separate votes for riverboat gaming, video poker and the New Orleans land-based casino. Based on recent published polls, management of the Company believes that the riverboat gaming operations in Calcasieu Parish will not be negatively impacted.


4.  Debt:

At April 30, 1996 and 1995, the Company had the following debt outstanding:

                                                                                  1996            1995
                                                                              -----------      -----------
         Senior Secured Increasing Rate Note, net of unamortized
           discount of $118,397 ("Senior Note" $28,000,000)                                   $ 21,811,603
         Senior Secured Increasing Rate Notes ("New Notes" $38,400,000)       $30,021,313
         Note payable to LRGP                                                  15,000,000        2,079,083
         Note payable to LRGP                                                  26,716,273
         Notes payable to Casino America (the "Casino America Notes")           4,700,000        4,700,000
         Other                                                                    173,295
                                                                              -----------      -----------
                                                                              $76,610,881      $28,590,686
                                                                              ===========      ===========

In June 1994, the Company issued a $28,000,000 Senior Secured Increasing Rate Note (the "Senior Note") to an institutional investor. The Senior Note was initially due on June 3, 1995, but was subsequently extended to August 31, 1995 and carried a 12% coupon increasing 67 basis points each quarter up to a maximum interest rate of 14%. The Senior Note was issued with a warrant to purchase 508,414 shares of Crown's common stock. The proceeds from the private placement were allocated between the Senior Note ($26,728,965) and the warrant ($1,271,035) based upon the relative fair value of each of the securities at the time of issuance. The amount allocated to the warrant was recorded as an increase to advances from Crown. The resulting original issue discount was amortized over the life of the Senior Note using the effective interest method.

On August 7, 1995, the Company and LRGP (collectively, the "Issuers") jointly issued $38,400,000 of Senior Secured Increasing Rate Notes (the "New Notes"), the proceeds of which were used to retire the Senior Note ($21,900,000) and certain LRGP obligations ($8,400,000). The balance of the proceeds were used in the development of the Calcasieu Parish project. The New Notes initially become due on July 27, 1996, but can be extended up to an additional twelve months at the option of the Issuers provided no event of default has occurred and is continuing, carry a 12% coupon which increases 25 basis points each quarter until maturity, and provide for contingent interest beginning in June 1996 equal to 7.5% of the Issuers' consolidated cash flow, as defined. The New Notes are collateralized by substantially all the assets of the Issuers and contain covenants relating to certain business, operational and financial matters including limitations on (i) incurring additional debt, (ii) paying dividends, (iii) merging or consolidating with others, (iv) changes in control,
(v) capital expenditures, (vi) investments and joint ventures, and (vii) the sale of assets, and financial covenants pertaining to (a) minimum cash flow,
(b) minimum fixed charge ratio, (c) maximum leverage ratio, and (d) minimum net worth.

As of April 30, 1996, the Issuers were not in compliance with certain financial covenants provided for in the Note Purchase Agreement pertaining to the New Notes. However, effective May 3, 1996 the Company obtained waivers from the institutional lender for the lack of compliance. The violations were waived through the effective date of the waivers. Additionally, in conjunction with the Company obtaining these waivers, the New Note Agreement was amended to reflect less stringent financial covenants going forward and to allow the Company to enter into and modify certain agreements in conjunction with Casino America's purchase of Crown's remaining 50% interest in the Company and the Grand Palais Riverboat transaction. Management believes the Company will be able to comply with the terms of the amended agreement.

In the event the Company fails to comply with these amended covenants, the Note Purchase Agreement provides that the lender has the right, upon the giving of notice, to (among other things) cause an acceleration of the maturity date of all amounts outstanding under the Note Purchase Agreement. Management believes that the Company will be able to comply with these amended covenants and as such acceleration of the repayment obligations is not expected to occur. However, in the event the Company does fail to comply with the amended and restated Note Purchase Agreement, and such repayment obligations are accelerated, SCGC and LRGP will need to locate other sources of capital in order to meet such repayment obligations, and there can be no assurance that such sources will be available, or be available on terms acceptable to LRGP and SCGC.

In May 1995, the Company issued a promissory note to LRGP to facilitate advances of up to $15,000,000. The note bears interest at 11.5% per annum, and is due three business days after the New Notes are paid in full. The proceeds from the issuance of the note have been used to develop the Calcasieu Parish project.

In October 1995, the Company issued a promissory note to LRGP to facilitate additional advances of up to $25,000,000. The note bears interest at 11.5% per annum and is due in four equal quarterly installments beginning three months after retirement of the New Notes. However, the Company shall only be obligated to make principal and interest payments to the extent the Company has cash available to make such payments. The proceeds are currently being utilized to develop the Calcasieu project.

In March 1995, the Company issued promissory notes aggregating $4,700,000 to Casino America (the "Casino America Notes"). The Casino America Notes bear interest at 11.5% per annum and are due three business days after the New Notes are paid in full.

As noted above and in the accompanying balance sheet, the Company has current debt obligations that significantly exceed its available cash resources. As stated previously, management does not anticipate future events of noncompliance and as such, does not believe payment of the New Notes will be accelerated by the lender. Further, the related party notes payable are subordinate to the New Notes. Management is currently pursuing a restructuring of existing debt obligations. While management believes such restructuring can be completed, there can be no assurance that restructuring options will be available.

At April 30, 1996, based on the interest rates and the short-term duration of the notes, management believes the carrying value of all notes payable approximates the estimated fair value.


5.  Income Taxes:

The components of the Company's income tax benefit for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994 are as follows:

                                         1996             1995             1994
                                     -----------      -----------       ----------
         Current                     $        -       $        -         $      -
         Deferred                     (1,055,968)      (2,827,483)        (572,517)
                                     -----------      -----------       ----------
                                     $(1,055,968)     $(2,827,483)      $ (572,517)
                                     ===========      ===========       ==========

The benefit for income taxes is different from the amount computed by applying the federal income tax rate to the loss before income taxes for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994 for the following reasons:

                                                                   1996             1995             1994
                                                                   -----            -----            -----
         Federal statutory rate                                    (34)%            (34)%            (34)%
         Valuation allowance                                        23               26
         State income tax, net of federal benefit                   (5)              (5)              (3)
         Other                                                       2                                (1)
                                                                   -----            -----            -----
                                                                   (14)%            (13)%            (38)%
                                                                   =====            =====            =====

Significant components of the Company's deferred tax liabilities and assets as of April 30, 1996 and 1995 were as follows:

                                                                    1996             1995
                                                                ------------     ------------
         Deferred tax liabilities:
            License costs                                       $  3,436,716     $  3,442,030
            Other                                                                       1,807
                                                                ------------     ------------
                Total deferred tax liabilities                     3,436,716        3,443,837
                                                                ------------     ------------

         Deferred tax assets:
            Pre-opening expenses                                   6,538,935        6,149,255
            Net operating loss carryforwards                       4,906,000        2,719,000
            Other                                                    410,782          272,571
                                                                ------------     ------------
                Total deferred tax assets                         11,855,717        9,140,826
                                                                ------------     ------------

         Less valuation allowance                                  7,363,033        5,696,989
                                                                ------------     ------------
                Net deferred tax asset                          $  1,055,968     $        -
                                                                ============     ============

At April 30, 1996 and 1995, valuation allowances totaling $7,363,033 and $5,696,989, respectively, were provided against the Company's deferred tax assets to reflect the uncertainties surrounding the realization of such deferred tax assets. Realization of the net deferred tax asset at April 30, 1996 is dependent on the Company generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the amount of the deferred tax asset recorded for financial statement purposes will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. At April 30, 1996 the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,483,000 which expire in 2009 through 2011. These operating loss carryforwards are subject to certain limitations due to the transaction discussed in Note 11.

6.  Leases:

In March and July 1995, the Company entered into agreements to lease the two parcels of land that comprise the Calcasieu Parish riverboat casino site. The leases have an initial term of five years with seven five-year renewal options. During the initial term, the leases require annual aggregate rental payments of $850,000 in years one through four, and $1,000,000 in year five, payable monthly. During the first renewal term, the rent will be increased annually by the greater of (i) 5%, or (ii) the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous twelve-month period. During the second through seventh renewal terms, the lessor and the Company will attempt to set the rent equal to 100% of the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usage, or if no agreement can be made, then the parties will appoint real estate appraisers to set the rent for such renewal term. However, in no event shall the annual rent be less than $1,600,000 during the fourth and all subsequent renewal terms. In addition, the Company will pay all real estate taxes, except for taxes due on the unimproved value of the property.

In addition to the Calcasieu Parish site leases, the Company has entered into various operating leases for equipment and office facilities. At April 30, 1996, future minimum lease payments to be made under these lease agreements are as follows:

                1997                             $ 232,797
                1998                               109,409
                1999                                31,926
                2000                                26,605
                                                 ---------
                                                 $ 400,737
                                                 =========

Rent expense for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994 was $991,181, $61,539 and $15,483, respectively.

The Company has also entered into various capital leases for equipment. As of April 30, 1996 future minimum lease payments under capital leases were as follows:

         Fiscal Year                                                        Amount
         -----------                                                    ------------
         1997                                                            $ 3,040,197
         1998                                                                613,531
         1999                                                                 51,587
         2000                                                                    614
                                                                        ------------
         Total minimum lease payments                                      3,705,929
         Less amount representing interest                                   254,073
                                                                        ------------
         Present value of future minimum lease payments                    3,451,856
         Less current portion                                              2,814,749
                                                                        ------------
         Capital lease obligations, less current portion                $    637,107
                                                                        ============


7.  Commitments and Contingencies:

Commitments to Calcasieu Parish

In January 1995, the Company made a commitment to Calcasieu Parish to provide certain payments to the Parish above and beyond the statutory admissions tax. The Company committed to a $1,000,000 initial payment, which was paid upon the opening of the casino, and a $1,000,000 annual payment for as long as the casino is operating at its site in the Parish, but in no event less than six years. In June 1995, the Company and the Parish entered into a definitive development agreement whereby, in consideration for the payments to be made by the Company to the Parish, the Parish is required to cooperate with and provide assistance to the Company in obtaining and maintaining necessary permits and approvals to operate its riverboat gaming casino.

Litigation

On September 21, 1994, an action was filed against Crown and the Company in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that Crown was contractually obligated to Avondale for the construction of the Company's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and the Company). Avondale alleges that Crown breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that Crown committed unspecified unfair trade practices and made certain misrepresentations. Avondale has specified damages of approximately $2,500,000. In conjunction with the sale of 50% of the Company to LRGP, Crown indemnified LRGP against future losses arising from this litigation, and as such, even though no assurance can be given as to the ultimate outcome of this litigation, the Company believes this litigation will not have a material adverse effect on the financial position or results of operations of the Company.


8.  Site Change and Buy Out of Management Contract:

In January 1995, the Company made the decision to abandon its site in St. Charles Parish, Louisiana in favor of the site currently occupied in Calcasieu Parish, Louisiana. As a result of this decision the Company recorded a charge of approximately $3,100,000 for the year ended April 30, 1995, which represents the write-off of previously capitalized costs specific to the St. Charles Parish site.

In March 1995, in connection with Crown's sale of a 50% interest in the Company's common stock to LRGP, the Company bought out its existing casino management agreement for $4,000,000.


9.  Related Party Transactions:

The Company entered into a management agreement with Riverboat Services, Inc. ("RSI") a subsidiary of Casino America which has a term of 99 years and provides for a management fee of (i) 2% of "Revenues," as defined in the agreement (generally net gaming revenues less gaming and admission taxes plus all other operating revenues), plus (ii) 10% of "Net Operating Income," as defined in the agreement, provided however, the total management fee shall not exceed 4% of "Revenues." Additionally, in accordance with the agreement, key employees of the riverboat are employees of RSI who pays the salaries of these employees and is reimbursed by the Company. As of April 30, 1996, the Company had incurred management fee costs of approximately $1,602,482 and had incurred salary costs and other charges associated with these key employees of approximately $1,400,000. No amounts were due or accrued to RSI at April 30, 1995.

Debartolo Properties Management, Inc., a wholly-owned subsidiary of Debartolo, Inc. which owns 50% of LRGP is the general contractor for the construction of the riverboat gaming site. For the year ended April 30, 1996, approximately $300,000 was paid to Debartolo Properties Management, Inc. and other Debartolo related companies for construction services provided.

The Company had net advances from Crown of $3,076,887 as of April 30, 1995. Advances from Crown were used to fund the construction of the riverboat and support pre-opening and development activities. Included in net advances from Crown at April 30, 1995 is $1,500,000 relating to Crown common stock issued as payment for expenses of the Company. In June 1995, in connection with Crown's sale of a 50% interest in the Company's common stock to LRGP, Crown contributed the balance in its advance account ($3,085,388) to the Company.

10.  Supplemental Cash Flow Information:

Supplemental cash flow disclosures for the years ended April 30, 1996 and 1995 and the period from June 25, 1993 (acquisition date) to April 30, 1994 are as follows:


                                                                 1996             1995          1994
                                                             -----------      -----------    ----------
         Interest paid, net of amounts capitalized           $ 2,461,299      $ 6,115,878    $      171
         Noncash financing and investing activities:
            Capital contribution from Crown                    3,085,388         3,377,345
         Equipment acquired under capital leases                 128,175         5,762,267



11.  Subsequent Events:

In May 1996, Crown sold its remaining 50% interest in the Company to Casino America.

Also in May 1996, Casino America obtained all necessary approvals for the acquisition and relocation of Grand Palais Riverboat, Inc. ("GPRI") from bankruptcy. The relocation of the riverboat to the Company's current site in Calcasieu Parish occurred in June 1996. The Company anticipates the GPRI riverboat to be operational by July 1996. In conjunction with this relocation of GPRI to Calcasieu Parish, the Company and GPRI entered into a joint operating agreement whereby GPRI will pay to the Company a monthly docking fee of $250,000 for the use of the existing facilities. Additionally, the Company and GPRI will share certain administrative services and the taxable income/loss will be allocated to the respective entities based on the terms of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held on October 4, 1996. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 4, 1996 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountant's report included in the Company's 1996 Annual Report are incorporated herein by reference in Item 8 of this report:


                 Report of Independent Accountants

                 Consolidated Balance Sheets as of April 30, 1995 and 1996

                 Consolidated Statements of Operations for the fiscal years ended April 30, 1994, 1995 and 1996

                 Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1994, 1995 and 1996

                 Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1994, 1995 and 1996

                 Notes to Consolidated Financial Statements

         The following financial statements and accountant's report of St. Charles Gaming Company, Inc., a non- consolidated 50% owned subsidiary of the Company as of April 30, 1996, are included in Item 8 of this report:

                 Report of Independent Accountants

                 Balance Sheets as of April 30, 1995 and 1996

                 Statements of Operations for the period from June 25, 1993 (acquisition date) to April 30, 1994 and for the years ended April 30, 1995 and 1996

                 Statements of Stockholders' Equity (Deficit) for the period from June 25, 1993 (acquisition date) to April 30, 1994 and for the years ended April 30, 1995 and 1996

                 Statements of Cash Flows for the period from June 25, 1993 (acquisition date) to April 30, 1994 and for the years ended April 30, 1995 and 1996

                 Notes to Financial Statements

(a)(2).  FINANCIAL STATEMENT SCHEDULES

         The following supporting financial statement schedule for the three years ended April 30, 1994, 1995 and 1996 is filed with this report:

                 II  -  Valuation and Qualifying Accounts

         All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3).  EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
- -------                          ----------------------
2.1 Amended Stock Purchase Agreement dated June 2, 1995 between the Company and Louisiana Riverboat Gaming Partnership ("LRGP"). (10)

2.2 Stock Purchase Agreement dated January 18, 1996 by and between the Company and Casino America, Inc., including form of Registration Agreement, Promissory Notes and Warrants issued in favor of the Company to purchase common stock of Casino America, Inc. (8)

2.3 Asset Purchase Agreement dated June 11, 1996 by and between the Company, Mississippi Belle II, Inc., Roberts River Rides, Inc., Kenneth J. Bonnet, Christina M. Kehl, Daniel J. Kehl, Kevin A. Kehl, Robert A. Kehl and Cynthia A. Winter, including Guarantee Agreement.(1)

3.1      Articles of Incorporation of the Company (formerly SKAI, Inc.). (3)

3.1.1 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)

3.2      By-Laws dated August 24, 1989. (4)

4.1      Specimen stock certificate. (9)

4.2 Form of Registration Rights Agreement dated January 5, 1994 by and between the Company and Dabney-Resnick, Inc. (8)

4.2.1 Form of Stock Purchase Warrant dated January 5, 1994 allowing Dabney-Resnick, Inc. to purchase shares of common stock of the Company. (8)

4.3 Form of Registration Rights Agreement dated January 5, 1994 by and between the Company and Sun Life Insurance Company of America, Inc.
         (8)

4.3.1 Form of Stock Purchase Warrant dated January 5, 1994 allowing Sun Life Insurance Company of America, Inc. to purchase shares of common stock of the Company. (8)

4.4 Stock Purchase Warrant dated June 3, 1994, allowing Nomura Holding America, Inc. ("Nomura") to purchase shares of Common Stock of the Company. (9)

4.4.1    Amendment to Stock Purchase Warrant dated as of December 3, 1994. (8)

4.5 Form of Stock Purchase Warrant dated as of April 15, 1994 allowing the following parties to purchase shares of Common Stock of the Company:
         Daniel G. Goggin (38,990 shares), Gerard M. Jacobs (77,981 shares), and The Hubbard Company, Inc. (77,981 shares). (9)

4.6 Form of Stock Purchase Warrant dated March 18, 1994 granting Dabney-Resnick, Inc. the right to purchase 120,000 shares of Common Stock of the Company. (8)

4.7 Stock Purchase Warrant dated July 8, 1994 granting Kehl River Boats, Inc. the right to purchase 100,000 shares of Common Stock of the Company. (8)

4.8 Stock Purchase Warrant dated October 6, 1994 granting Don Farris the right to purchase 50,000 shares of Common Stock of the Company. (8)

4.9 Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of the Company.
         (8)

4.10 Subordination Agreement dated as of July 20, 1995, among the Company, LRGP, Nomura and First National Bank of Commerce, as agent for Nomura.
         (11)

10.1     1986 Incentive Stock Option Plan. (2)

10.1.1 Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (5)

10.2     1991 Non-Qualified Stock Option Plan. (6)

10.3 Form of Indemnification Agreement between the Company and Edward R. McMurphy, Mark D. Slusser, T.J. Falgout, III, David J. Douglas, J. David Simmons, Gerald L. Adams, Robert J. Kehl, Gerard M. Jacobs and Michael B. Cloud. (7)

10.4     Severance Agreement dated March 26, 1992 between the Company and Mark
         D. Slusser. (6)

10.5 Shareholders Agreement dated June 9, 1995 by and between the Company and LRGP. (10)

10.6 Teaming Agreement dated June 2, 1994 between the Company and Gerard M. Jacobs. (8)

10.7 Compromise Agreement dated January 27, 1995 among the Company, SCGC and Century Casinos Management, Inc. (8)

10.8 Lease (South Tract) dated March 24, 1995 by and among Port Resources, Inc. and CRU, Inc. (collectively, "Landlord"), SCGC and the Company.
         (10)

10.8.1 Amendment to Lease (South Tract) dated May 3, 1995 by and among Landlord, SCGC, the Company and LRGP. (10)

10.8.2 Second Amendment to Lease (South Tract) dated May 16, 1995 by and among Landlord, SCGC, the Company and LRGP. (10)

10.9 Lease (North Tract) dated July 17, 1995 by and among Landlord, SCGC and the Company. (11)

10.9.1 Amendment to Lease (North Tract) dated July 17, 1995 by and among Landlord, SCGC, the Company and LRGP. (11)

10.9.2 Second Amendment to Lease (North Tract) dated July 25, 1995 by and among Landlord, SCGC, the Company and LRGP. (11)

10.10 Lease Agreement dated May 20, 1994 by and between IGT-North America and SCGC. (9)

10.10.1 Modification of Lease Agreement dated December 23, 1994 by and between IGT-North America and SCGC. (8)

13.1 Annual Report to Stockholders for the fiscal year ended April 30, 1996. (1)

21.1     Subsidiaries of the Company. (1)

23.1     Consent of Coopers & Lybrand L.L.P. (1)

23.2     Opinion of Coopers & Lybrand L.L.P. on financial statement schedule.
         (1)

24.1     Power of Attorney of Edward R. McMurphy. (1)

24.2     Power of Attorney of Tilman J. Falgout, III. (1)

24.3     Power of Attorney of David J. Douglas. (1)

24.4     Power of Attorney of J. David Simmons. (1)

24.5     Power of Attorney of Gerald L. Adams. (1)

24.6     Power of Attorney of Gerard M. Jacobs. (1)

24.7     Power of Attorney of Robert J. Kehl. (1)

27.1     Financial Data Schedule. (1)

______________________

(1)    Filed herewith.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form 10, as amended (No. 0-14939) and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 and incorporated herein by reference.

(4) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1990 and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.

(6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 31, 1994 (No. 33-79484) and incorporated herein by reference.

(9) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.

(10) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 and incorporated herein by reference.

(11) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995 and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth fiscal quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CASINO CORPORATION

Dated:  August 9, 1996          By:  /s/ Edward R. McMurphy
                                     -------------------------------
                                         Edward R. McMurphy
                                         President and Chief Executive Officer
                                         (principal executive officer)


Dated:  August 9, 1996          By:  /s/ Mark D. Slusser
                                     ------------------------------------
                                         Mark D. Slusser
                                         Vice President Finance and Chief
                                         Financial Officer
                                         (principal financial and accounting
                                         officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                    Title                                   Date
            ---------                                    -----                                   ----
                   *                          Chairman of the Board, President            August 9, 1996
- -------------------------------------
Edward R. McMurphy                            and Chief Executive Officer

                   *                          Executive Vice President,                   August 9, 1996
- --------------------------------------
Tilman J. Falgout, III                        General Counsel and Director

                   *                          Director                                    August 9, 1996
- --------------------------------------
David J. Douglas

                   *                          Director                                    August 9, 1996
- --------------------------------------
John David Simmons

                   *                          Director                                    August 9, 1996
- --------------------------------------
Gerald L. Adams

                   *                          Director                                    August 9, 1996
- --------------------------------------
Gerard M. Jacobs

                   *                          Director                                    August 9, 1996
- --------------------------------------
Robert J. Kehl

* By/s/ Mark D. Slusser                                                                   August 9, 1996
    --------------------------
    Mark D. Slusser
    As Attorney-in-Fact
    Pursuant to Powers of
    Attorney filed herewith

                            CROWN CASINO CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             Balance at     Charged to                                      Balance at
                                           Beginning of     Costs and      Charged to                        End of
 Description                                  Period        Expenses     Other Accounts    Deductions (1)    Period
- ----------------------------------------------------------------------------------------------------------------------
 Year ended April 30, 1996:
      Allowance for doubtful accounts         $139,371     $(58,856)                           $80,515      $     -

 Year ended April 30, 1995:
      Allowance for doubtful accounts         $200,000                                         $60,629         $139,371

 Year ended April 30, 1994:
      Allowance for doubtful accounts          $38,500      $218,510                           $57,010         $200,000



(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER           DESCRIPTION OF EXHIBIT
         -------          ----------------------
         2.3              Asset Purchase Agreement dated June 11, 1996 by and
                          between the Company, Mississippi Belle II, Inc.,
                          Roberts River Rides, Inc., Kenneth J. Bonnet,
                          Christina M. Kehl, Daniel J. Kehl, Kevin A.  Kehl,
                          Robert A. Kehl and Cynthia A. Winter, including
                          Guarantee Agreement.

         13.1 Annual Report to Stockholders for the fiscal year ended April 30, 1996.

         21.1             Subsidiaries of the Company.

         23.1             Consent of Coopers & Lybrand L.L.P.

         23.2 Opinion of Coopers & Lybrand L.L.P. on financial statement schedule.

         24.1             Power of Attorney of Edward R. McMurphy.

         24.2             Power of Attorney of Tilman J. Falgout, III.

         24.3             Power of Attorney of David J. Douglas.

         24.4             Power of Attorney of J. David Simmons.

         24.5             Power of Attorney of Gerald L. Adams.

         24.6             Power of Attorney of Gerard M. Jacobs.

         24.7             Power of Attorney of Robert J. Kehl.

         27.1             Financial Data Schedule.