Form 10-Q
period 1996-07-31
CROWN CASINO CORP
filed 1996-09-13
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:                          Commission file number:
      JULY 31, 1996                                           0-14939


                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


          TEXAS                                                 63-0851141
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               4040 N. MACARTHUR BLVD., SUITE 100, IRVING, TEXAS
                    (Address of principal executive offices)


                                   75038-6424
                                   (Zip Code)


                                 (214) 717-3423
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
          Title of Each Class                            September 10, 1996
          -------------------                            ------------------
 Common stock, par value $.01 per share                      11,113,759

PART I - FINANCIAL INFORMATION                     ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                             CROWN CASINO CORPORATION

                                                                             July 31, 1996         April 30,
                                                                              (Unaudited)            1996
                                                                             --------------     -------------
                                                ASSETS

Current assets:
   Cash and cash equivalents                                                  $     596,101     $     668,853
   Receivables                                                                       67,600           742,246
   Prepaid expenses                                                                  35,212            49,766
   Marketable equity securities                                                  12,025,000
   Debt securities                                                               19,250,000
                                                                              -------------     -------------
         Total current assets                                                    31,973,913         1,460,865
                                                                              -------------     -------------
Property and equipment:
   Furniture, fixtures and equipment                                              1,970,779         1,892,666
   Land held for development                                                     16,169,709        16,169,709
                                                                              -------------     -------------
                                                                                 18,140,488        18,062,375
   Less accumulated depreciation                                                   (238,714)         (194,179)
                                                                              -------------     -------------
                                                                                 17,901,774        17,868,196
                                                                              -------------     -------------

Note receivable from LRGP                                                                          20,000,000
                                                                              -------------     -------------

                                                                              $  49,875,687     $  39,329,061
                                                                              =============     =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $      82,699     $      72,773
   Accrued liabilities                                                              815,512           819,018
   Income taxes payable                                                             225,000
   Capital lease obligations                                                          4,833             6,329
   Current portion of long-term debt                                                 69,679            62,676
                                                                              -------------     -------------
         Total current liabilities                                                1,197,723           960,796
                                                                              -------------     -------------
Long-term debt, less current portion                                                891,375           918,564
Deferred income taxes                                                             4,745,000         4,000,000
Investment in SCGC                                                                                  3,297,043
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      11,558,659 issued and outstanding (11,650,559 at April 30, 1996)              115,587           116,506
   Additional paid-in capital                                                    41,548,420        41,784,088
   Unrealized loss on securities                                                   (495,000)
   Retained earnings (accumulated deficit)                                        1,872,582       (11,747,936)
                                                                              -------------     -------------
         Total stockholders' equity                                              43,041,589        30,152,658
                                                                              -------------     -------------

                                                                              $  49,875,687     $  39,329,061
                                                                              =============     =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     July 31,
                                                                                              1996             1995
                                                                                         -------------    -------------
Revenues                                                                                 $         -      $         -

Costs and expenses:
   General and administrative                                                                  601,918          614,794
   Gaming development                                                                           18,556           64,954
   SCGC pre-opening and development                                                                             536,110
   Depreciation and amortization                                                                44,535           43,527
                                                                                         -------------    -------------
                                                                                               665,009        1,259,385
                                                                                         -------------    -------------
Other income (expense):
   Interest expense                                                                            (25,111)        (965,417)
   Interest income                                                                             601,095          495,679
   Equity in loss of SCGC                                                                                      (940,035)
   Gain on sale of SCGC                                                                     14,934,543       21,512,640
                                                                                         -------------    -------------
                                                                                            15,510,527       20,102,867
                                                                                         -------------    -------------

      Income before income taxes                                                            14,845,518       18,843,482

Provision for income taxes                                                                   1,225,000        8,098,000
                                                                                         -------------    -------------

      Net income                                                                         $  13,620,518    $  10,745,482
                                                                                         =============    =============

Earnings per share                                                                       $        1.16    $         .87
                                                                                         =============    =============

Weighted average common and common
   equivalent shares outstanding                                                            11,781,160       12,318,684
                                                                                         =============    =============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      July 31,
                                                                                               1996             1995
                                                                                          -------------    -------------
Operating activities:
   Net income                                                                             $  13,620,518    $  10,745,482
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                                              44,535           43,527
      Amortization of debt issuance costs/discount                                                               389,360
      Deferred income taxes                                                                   1,000,000        8,098,000
      Equity in loss of SCGC                                                                                     940,035
      Gain on sale of SCGC                                                                  (14,934,543)     (21,512,640)
      Changes in assets and liabilities, net of disposition:
          Receivables                                                                           674,646         (212,189)
          Prepaid expenses                                                                       14,554         (511,753)
          Accounts payable and accrued liabilities                                             (381,080)           1,428
          Income taxes payable                                                                  225,000
                                                                                          -------------    -------------
       Net cash provided (used) by operating activities                                         263,630       (2,018,750)
                                                                                          -------------    -------------
Investing activities:
   Purchase of assets                                                                           (78,113)      (4,130,293)
                                                                                          -------------    -------------
       Net cash used by investing activities                                                    (78,113)      (4,130,293)
                                                                                          -------------    -------------
Financing activities:
   Issuance of common stock                                                                                       23,215
   Purchase of common stock                                                                    (236,587)
   Advances from LRGP                                                                                          4,627,897
   Payments of debt and capital lease obligations                                               (21,682)         (40,386)
                                                                                          -------------    -------------
       Net cash provided (used) by financing activities                                        (258,269)       4,610,726
                                                                                          -------------    -------------
Decrease in cash and cash equivalents                                                           (72,752)      (1,538,317)
Cash and cash equivalents at:     Beginning of period                                           668,853        1,692,440
                                                                                          -------------    -------------
                                  End of period                                           $     596,101    $     154,123
                                                                                          =============    =============





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              CROWN CASINO CORPORATION
(UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 1996



NOTE A - BASIS OF PRESENTATION

Crown Casino Corporation and subsidiaries (the "Company") is in the business of owning, operating and developing casino properties. Presently the Company owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada, which may be used in the development of a hotel and casino, and in June 1996 the Company entered into a definitive asset purchase agreement to acquire the Mississippi Belle II, Inc. ("MBII") riverboat casino located in Clinton, Iowa (see Note C). On June 9, 1995 the Company sold a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"), which owns and operates a riverboat casino located in Calcasieu Parish, Louisiana, to Louisiana Riverboat Gaming Partnership ("LRGP") (see Note B). SCGC was originally acquired by the Company in June 1993 and remained in the development stage until opening its riverboat casino in July 1995. On May 3, 1996 the Company sold its remaining 50% interest in SCGC to Casino America, Inc. ("Casino America"). The Company is actively pursuing gaming opportunities in these and other jurisdictions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.



NOTE B - SALE OF SCGC

On June 9, 1995 pursuant to a definitive stock purchase agreement, the Company sold a 50% interest in SCGC to LRGP, a joint venture then owned 50% by Casino America and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of (i) a five-year $20 million non-recourse note with interest payable monthly at 11.5% per annum and secured by LRGP's 50% interest in SCGC (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a gain before income taxes of approximately $21.5 million.

On May 3, 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional five-year warrant to purchase up to another 416,667 shares of Casino America common stock (bringing the total number of shares purchasable pursuant to warrants by the Company to 833,334) at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

Casino America has agreed to register the 1,850,000 shares issued to the Company in order that, providing such registration statement is effective, the Company may sell such shares in the open market. The Company has given Casino America an irrevocable proxy on the Casino America stock held by the Company, and the right of first refusal to purchase any Casino America stock the Company plans to sell in a single transaction of 500,000 shares or more, or in a series of related transactions to a single purchaser within a 120 day period. In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. On August 6, 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118.

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of

12 1/2% senior secured notes due 2003 (the "Casino America Bonds"), a portion of the proceeds of which was used to pay off Note A. As a result of the Casino America transactions, Note B has become an unsecured, subordinated obligation of Casino America, with interest payable monthly and principal due in seventeen equal fully amortizing quarterly payments beginning in June 1997 with final maturity in June 2001. The subordination language of Note B requires principal and interest payments to be made according to the terms of the note unless there is a payment default of (i) principal on, or (ii) interest on and a resulting acceleration of, the Casino America Bonds, in which case payments to the Company would be suspended during the pendency of such default.

Prior to June 9, 1995 SCGC's operating results were consolidated with the Company. From June 9, 1995 (the date of sale of the first 50% interest in SCGC) through May 2, 1996 (the day prior to the sale of the Company's remaining 50% interest in SCGC) the Company accounted for its investment in SCGC on the equity method, and accordingly has included its proportionate share of SCGC's operating results in its consolidated results of operations. SCGC's operating results for the two days ended May 2, 1996 were not material. The Company's gain before income taxes on the sale of SCGC is calculated as follows (in thousands):

                                                           Sale of         Sale of
                                                          First 50%       Second 50%
                                                         (June 1995)      (May 1996)
                                                         -----------      ----------
    Consideration received in sale                        $ 21,000         $ 12,025
    The Company's negative basis in stock sold                 889            3,297
    Transaction and other costs                               (376)            (388)
                                                          --------         --------
          Gain before income taxes on sale of SCGC        $ 21,513         $ 14,934
                                                          ========         ========

Upon closing of the sale of its remaining 50% interest in SCGC on May 3, 1996, the Company's investment in SCGC was eliminated. Other than a guarantee of certain leases, for which the Company has been indemnified by LRGP and Casino America, the Company is not liable for any obligations of SCGC.

During the three months ended July 31, 1995 the Company included approximately $2 million of net costs and expenses, or approximately $.16 per share, attributable to SCGC in its consolidated results of operations.


NOTE C - ACQUISITION OF MBII

On June 11, 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of Mississippi Belle II, Inc. ("MBII") for a purchase price of $40 million. The MBII riverboat casino, located in Clinton, Iowa, has been owned and operated by members of the Kehl family (Robert J. Kehl is a director of the Company), and has been profitable since its opening in June of 1991. The MBII riverboat contains approximately 485 slot machines, 20 table games, and has on-board dining and entertainment facilities. In connection with the agreement the Company will enter into employment agreements with certain members of the Kehl family whereby MBII's existing management will continue to operate the Clinton facility. For the year ended December 31, 1995 MBII had revenues and pretax profits of $30.5 million and $9.5 million, respectively.

The agreement contemplates closing of the transaction no later than November 15, 1996, unless extended by the parties. Closing is subject to certain conditions including financing arrangements and obtaining the approval of the Iowa Racing and Gaming Commission. In connection with the agreement the Company made a deposit by placing 85,000 shares of Casino America common stock owned by the Company in an escrow account. If the Company fails to close the acquisition, under certain circumstances, it could forfeit up to $750,000. In September 1996 the Company executed a commitment letter with a major bank for a $20 million loan, at the rate of prime plus 1%, to be used in the purchase of MBII.

NOTE D - COMMON STOCK

In March 1996 the Company's Board of Directors approved a program to repurchase up to 500,000 shares (which was amended to 1,000,000 shares in May 1996) of the Company's common stock from time to time in the open market. Through July 31, 1996 the Company had repurchased 116,900 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

The weighted average common and common equivalent shares outstanding used in the calculation of earnings per share includes 165,331 and 635,029 common equivalent shares for the three months ended July 31, 1996 and 1995, respectively.



NOTE E - EQUITY AND DEBT SECURITIES

Equity and debt securities consisted of the following at July 31, 1996:

                                                                    Fair Market                      Unrealized
                                                                        Value         Cost Basis        Loss
                                                                    ------------     ------------   -----------
     Casino America common stock (1,850,000 shares)                 $ 12,025,000     $ 12,025,000   $       -

     Note A receivable from LRGP                                      10,000,000       10,000,000           -

     Note B receivable from LRGP                                       9,250,000       10,000,000      (750,000)
                                                                    ------------     ------------   -----------

                                                                    $ 31,275,000     $ 32,025,000      (750,000)
                                                                    ============     ============

     Tax benefit for unrealized loss at 34%                                                             255,000
                                                                                                    -----------

     Net unrealized loss included in stockholders' equity                                           $  (495,000)
                                                                                                    ===========

The cost basis of the 1,850,000 shares of Casino America common stock held by the Company was determined based upon the average of the high and low bid prices of such stock as quoted on the NASDAQ National Market System on the date of closing (May 3, 1996), discounted to reflect that such shares were not registered. The fair market value of the 1,850,000 shares of Casino America common stock was determined based upon the average of the high and low bid prices of such stock as quoted on the NASDAQ National Market System on July 31, 1996, discounted to reflect that such shares were not registered. Included in the 1,850,000 shares of Casino America common stock owned by the Company are 85,000 shares which are held by an escrow agent as a deposit in connection with the proposed acquisition of MBII (see Note C).

The fair market value of Note B at July 31, 1996 is not readily determinable since such note was issued in a private transaction and is not traded, nor is the Company aware of a security with similar terms that does trade. However, on August 6, 1996, in connection with Casino America's issuance of the Casino America Bonds, Note A was paid off and Note B became an obligation of Casino America. Interest on Note B is payable monthly at 11 1/2% per annum, and principal is due in seventeen equal fully amortizing payments beginning in June 1997 with final maturity in June 2001. Based upon the 12 1/2% yield of the Casino America Bonds at issuance, and factoring in an estimated premium for the differences in security, ranking and liquidity, management believes the fair market value of Note B was approximately $9,250,000 at July 31, 1996. The fair market value of Note A was deemed to be equal to its face value on July 31, 1996 since its payoff was imminent on such date.

During the three months ended July 31, 1996 management determined, principally as a result of entering into a definitive asset purchase agreement to acquire MBII (see Note C), that the Company was likely to sell or otherwise dispose of Notes A and B prior to their scheduled maturity in June 2001. Accordingly, such securities are deemed "available-for-sale" and are carried at their estimated fair market value, with any unrealized gains or losses being reported as a separate component of stockholders' equity.

NOTE F - COMMITMENTS AND CONTINGENCIES

Litigation

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed its lost profits and lost overhead amount to approximately
$2.5 million.   The Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the Company.


Severance Agreements

In July 1996 the Board of Directors of the Company authorized the Company to enter into severance agreements with three of its executive officers which provide for payments to the executives in the event of their termination after a change in control, as defined, of the Company. These agreements will provide, among other things, for a compensation payment equal to 2.99 times the annual compensation paid to the executive as well as accelerated vesting of options under the Company's incentive stock option plan.

Louisiana Local Option Referendums

As of August 6, 1996 the Company was the holder of 2,534,786 shares of Casino America common stock and a $10 million note receivable from Casino America. Casino America currently operates four gaming facilities, two in Mississippi and two in Louisiana. In April 1996 Louisiana gaming statutes were modified to provide for a local option vote to decide whether or not to continue riverboat gaming, video draw poker and the New Orleans land-based casino. The vote will be conducted on a parish-by-parish basis in November 1996 with separate votes for each form of gaming. The discontinuation of riverboat gaming in Bossier Parish or Calcasieu Parish would have a material adverse effect on Casino America and, to the extent the Company continues to hold a material amount of securities of Casino America, the Company. Based upon published polls, the Company believes that the vote to continue riverboat gaming in the two parishes in which Casino America operates will be approved, although there can be no assurance as to the outcome of the referendums.



NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the three months ended July 31, 1996 and 1995:

                                                                       Three Months Ended
                                                                             July 31,
                                                                      1996                1995
                                                                  -----------         -----------
        Note received for sale of first 50% interest in SCGC                          $20,000,000
        Stock received for sale of second 50% interest in SCGC    $12,025,000
        Interest paid, net of amount capitalized                       33,493           1,045,162

                            CROWN CASINO CORPORATION
                        PRO-FORMA FINANCIAL INFORMATION




             PREPAYMENT OF NOTE A AND CASINO AMERICA STOCK PURCHASE

On or about August 6, 1996 Casino America acquired the remaining interest in Louisiana Riverboat Gaming Partnership it did not already own and issued $315 million of senior secured notes, a portion of the proceeds of which was used to pay off Note A in the amount of $10 million. Also on such date, pursuant to a rights offering declared by Casino America, the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118. As a result of the Casino America transactions, Note B has become an unsecured, subordinated obligation of Casino America.


                  PENDING ACQUISITION OF MISSISSIPPI BELLE II

On June 11, 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of Mississippi Belle II, Inc. ("MBII") for
a purchase price of $40 million.   MBII has been operating a riverboat casino
in Clinton, Iowa since June of 1991. Closing of the transaction is subject to certain conditions including financing arrangements and obtaining the approval of the Iowa Racing and Gaming Commission. The Company anticipates raising the purchase price from some combination of (i) the issuance of $20 million of debt to a bank for which the Company has received a commitment letter, (ii) cash on hand, (iii) the sale of all or a portion of the Company's 2,534,786 shares of Casino America common stock, (iv) the sale of the Company's Las Vegas land, and/or (v) the sale of Note B. For purposes of these pro-forma financial statements, it is assumed that the Company's sources of cash to pay the purchase price will come from (i) issuing $20 million of debt to a bank, (ii) selling all of its Casino America common stock at market value, and (iii) using cash on hand for the balance of the purchase price.


                         PRO-FORMA FINANCIAL STATEMENTS

The following Pro-Forma Consolidated Balance Sheet of the Company as of July 31, 1996 gives effect to (i) the prepayment of Note A, (ii) the purchase of 684,786 shares of Casino America common stock, and (iii) the acquisition of MBII, as if such transactions had occurred on such date.

The following Pro-Forma Consolidated Statement of Operations of the Company for the three months ended July 31, 1996 gives effect to (i) the prepayment of Note A, (ii) the purchase of 684,786 shares of Casino America common stock, and
(iii) the acquisition of MBII, as if such transactions had occurred on May 1, 1996.

The pro-forma information is based on the historical financial statements of the Company and MBII giving effect to the transactions described above and the adjustments described in the accompanying Notes to Pro-Forma Consolidated Financial Statements, and may not be indicative of the results that actually would have occurred had the transactions taken place on the dates indicated or the results which may be obtained in the future.

                            CROWN CASINO CORPORATION
                      PRO-FORMA CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                                 JULY 31, 1996
                                 (IN THOUSANDS)



                                                                              Note A
                                                                             Prepayment
                                                             Historical      and Stock     Acquisition      Pro-Forma
                                                               Crown          Purchase       of MBII       Consolidated
                                                             ----------      ----------    -----------     ------------
Current assets:
    Cash and cash equivalents                                 $    596       $   5,977 (a)  $   (3,924)(f)  $     2,649
    Other current assets                                           103                             300              403
    Marketable equity securities                                12,025           4,451 (b)     (16,476)
    Debt securities                                             19,250         (10,000)(c)                        9,250
                                                              --------       ---------      ----------      -----------
        Total current assets                                    31,974             428         (20,100)          12,302
                                                              --------       ---------      ----------      -----------
Property and equipment:
    Furniture, fixtures and equipment                            1,971                           5,700            7,671
    Riverboat                                                                                   10,000           10,000
    Land, buildings and improvements                                                             1,700            1,700
    Land held for development                                   16,170                                           16,170
                                                              --------                      ----------      -----------
                                                                18,141                          17,400           35,541
    Less accumulated depreciation                                 (239)                                            (239)
                                                              --------                      ----------      -----------
                                                                17,902                          17,400           35,302
                                                              --------                      ----------      -----------

Goodwill and other                                                                              22,700           22,700
                                                              --------       ---------      ----------      -----------
                                                              $ 49,876       $     428      $   20,000      $    70,304
                                                              ========       =========      ==========      ===========
Current liabilities:
    Accounts payable and accrued liabilities                  $    898                                      $       898
    Income taxes payable                                           225       $   1,746 (d)                        1,971
    Debt and capital lease obligations                              75                      $    2,600            2,675
                                                              --------       ---------      ----------      -----------
        Total current liabilities                                1,198           1,746           2,600            5,544
                                                              --------       ---------      ----------      -----------

Long-term debt, less current portion                               891                          17,400           18,291
Deferred income taxes                                            4,745          (1,600)(d)                        3,145

Stockholders' equity                                            43,042             282 (e)                       43,324
                                                              --------       ---------      ----------      -----------
                                                              $ 49,876       $     428      $   20,000      $    70,304
                                                              ========       =========      ==========      ===========





See accompanying Notes to Pro-Forma Consolidated Financial Statements.

                            CROWN CASINO CORPORATION
                 PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 1996
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                        Historical       Historical                        Pro-Forma
                                                          Crown             MBII         Adjustments     Consolidated
                                                        ----------       ----------      -----------     ------------
Revenues:
    Casino                                                                $ 7,249                          $  7,249
    Food and beverage                                                         479                               479
    Other                                                                      65                                65
                                                                          -------                          --------
                                                                            7,793                             7,793
                                                                          -------                          --------
Costs and expenses:
    Casino                                                                  4,652          $  (477)(g)        4,175
    Food and beverage                                                         292                               292
    General and administrative                           $    602             346                               948
    Gaming development                                         19                                                19
    Depreciation and amortization                              44             190              379 (h)          613
                                                         --------         -------          -------         --------
                                                              665           5,480              (98)           6,047
                                                         --------         -------          -------         --------

Other income (expense):
    Interest expense                                          (25)           (125)            (371)(i)         (521)
    Interest income                                           601             132             (420)(j)          313
    Gain on sale of remaining 50% of SCGC                  14,935                                            14,935
                                                         --------         -------          -------         --------
                                                           15,511               7             (791)          14,727
                                                         --------         -------          -------         --------
        Income before income taxes                         14,846           2,320             (693)          16,473

Provision for income taxes                                  1,225                              651 (k)        1,876
                                                         --------         -------          -------         --------


        Net income                                       $ 13,621         $ 2,320          $(1,344)        $ 14,597
                                                         ========         =======          =======         ========

Earnings per share                                       $   1.16                                          $   1.24
                                                         ========                                          ========

Weighted average common and common
    equivalent shares outstanding                          11,781                                            11,781
                                                         ========                                          ========





See accompanying Notes to Pro-Forma Consolidated Financial Statements.

                            CROWN CASINO CORPORATION
              NOTES TO PRO-FORMA CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)



                                 BALANCE SHEET

a -      Proceeds from the prepayment of Note A                                               $10,000
         Purchase of 684.8 shares of Casino America common stock                               (4,023)
                                                                                              -------
                                                                                              $ 5,977
                                                                                              =======


b -      Market value per share of Casino America common stock                                $  6.50
         Number of Casino America shares purchased                                              684.8
                                                                                              -------
                                                                                              $ 4,451
                                                                                              =======

c -      To reflect the prepayment of Note A.

d -      Reclassification of deferred income taxes to income taxes payable upon the prepayment of Note A which for income tax purposes has been treated
           as an installment sale.                                                            $ 1,600
         Income tax on unrealized gain of Casino America common stock ($428 x 34%)                146
                                                                                              -------
                                                                                              $ 1,746
                                                                                              =======


e -      Unrealized gain on the purchase of Casino America common stock                       $   428
         Less income tax on unrealized gain at 34%                                               (146)
                                                                                              -------
                                                                                              $   282
                                                                                              =======


f -      Payment of purchase price of MBII                                                    $40,000
         Payment of debt issuance costs                                                           400
         Proceeds from bank borrowings                                                        (20,000)
         Proceeds from sale of Casino America common stock                                    (16,476)
                                                                                              -------
              Cash on hand used in acquisition                                                $ 3,924
                                                                                              =======



                           STATEMENT OF OPERATIONS

g - To eliminate rent paid by MBII to lease the riverboat from a related party. Since the riverboat will be acquired by the Company in the acquisition the rent payments will be eliminated.

h - To adjust MBII depreciation and amortization to reflect a stepped-up basis in the assets of MBII upon its acquisition by the Company.

i -      To adjust MBII interest expense as follows:


                 Eliminate existing interest expense                                          $   125
                 Interest expense on $20,000 of bank debt at 9.25%                               (463)
                 Amortization of debt issuance costs                                              (33)
                                                                                              -------
                                                                                              $  (371)
                                                                                              =======

j -      To adjust interest income as follows:

                 To eliminate interest income on Note A                                       $  (288)
                 To eliminate MBII interest income on a note receivable not being purchased      (132)
                                                                                              -------
                                                                                              $  (420)
                                                                                              =======

k - To record a provision for income taxes on the income before income taxes of MBII and the adjustments described above based upon a 40% effective income tax rate. MBII is currently a subchapter S corporation and does not pay corporate income taxes. Upon completing the acquisition the Company anticipates it will cause MBII to become a subchapter C corporation and file a consolidated income tax return with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

OVERVIEW

The Company owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which may be used in the development of a hotel and casino, and in June 1996 the Company entered into a definitive asset purchase agreement to acquire the Mississippi Belle II, Inc. ("MBII") riverboat casino located in Clinton, Iowa. The Company is also actively pursuing other gaming opportunities in these and other jurisdictions.

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

In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture then owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of (i) a five-year $20 million note (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a pretax gain of approximately $21.5 million. In July 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana as an Isle of Capri(SM) themed property.

In May 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional five- year warrant to purchase up to another 416,667 shares of Casino America common stock (bringing the total number of shares purchasable pursuant to warrants by the Company to 833,334) at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of 12 1/2% senior secured notes due 2003 (the "Casino America Bonds"), a portion of the proceeds of which was used to pay off Note A. As a result of the Casino America transactions, Note B has become an unsecured, subordinated obligation of Casino America, with interest payable monthly and principal due in seventeen equal fully amortizing quarterly payments beginning in June 1997 with final maturity in June 2001. The subordination language of Note B requires principal and interest payments to be made according to the terms of the note unless there is a payment default of
(i) principal on, or (ii) interest on and a resulting acceleration of, the Casino America Bonds, in which case the payments to the Company would be suspended during the pendency of such default.

The original Casino America warrant received in the sale of the first 50% of SCGC and the additional Casino America warrant received in the sale of the remaining 50% of SCGC, both of which expire in May 2001, may only be exercised by converting all or a portion of the principal amount of Note B based upon a $12 per share exercise price.

In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. On August 6, 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118.

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of the MBII riverboat casino located in Clinton, Iowa for a purchase price of $40 million. The MBII riverboat contains approximately 485 slot machines, 20 table games and has on-board dining and entertainment facilities. For the year ended December 31, 1995 MBII had revenues and pretax profits of $30.5 million and $9.5 million, respectively. See Note C.

RESULTS OF OPERATIONS

Prior to June 9, 1995 SCGC's operating results were consolidated with the Company. From June 9, 1995 (the date of sale of the first 50% interest in SCGC) to May 2, 1996 (the day prior to the sale of the Company's remaining 50% interest in SCGC), the Company accounted for its investment in SCGC on the equity method, and accordingly has included its proportionate share of SCGC's operating results in its consolidated results of operations. Accordingly, operating results for the current and prior fiscal quarters are not entirely comparable.

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THE THREE MONTHS ENDED
JULY 31, 1995

General and administrative expenses for the three months ended July 31, 1996 decreased $12,876 compared to the same period in the prior fiscal year. The decrease was a result of lower legal and consulting costs, partially offset by higher travel, rent and franchise taxes. Gaming development costs for the three months ended July 31, 1996 decreased $46,398 compared to the same period in the prior fiscal year principally as a result of the Company ceasing to pursue a riverboat gaming license in the State of Illinois. SCGC pre-opening and development costs for the three months ended July 31, 1996 decreased $536,110 compared to the same period in the prior fiscal year as a result of the Company no longer consolidating SCGC's operating results from and after June 9, 1995.

Interest expense for the three months ended July 31, 1996 decreased $940,306 compared to the same period in the prior fiscal year. The decrease was the result of the Company no longer consolidating SCGC's operating results from and after June 9, 1995. Interest income for the three months ended July 31, 1996 increased $105,416 compared to the same period in the prior fiscal year. The increase was the result of interest being recognized in the current fiscal period on $20 million of notes receivable from LRGP for a full fiscal quarter, whereas in the prior fiscal period such $20 million receivable was not outstanding during the entire period.

LIQUIDITY AND CAPITAL RESOURCES

As of August 6, 1996 after (i) the sale of the Company's remaining 50% interest in SCGC, (ii) receiving a $10 million prepayment on Note A, and (iii) purchasing an additional 684,786 shares of Casino America common stock, the Company's sources of liquidity included (a) $6.1 million in cash, (b) the sale of all or a portion of the Company's 2,534,786 shares of Casino America common stock (which stock was valued at approximately $18.4 million on such date), (c) the sale of Note B, (d) the sale of the Company's Las Vegas land, and (e) the issuance of debt and/or equity. See "Overview".

In August 1996 Casino America filed a registration statement with the Securities and Exchange Commission to register the 1,850,000 shares of Casino America common stock received by the Company in the sale of the Company's remaining 50% interest in SCGC, which registration statement has not as yet been declared effective. During the effectiveness of such registration statement the Company may sell such shares in the open market. The 684,786 shares of Casino America common stock purchased by the Company pursuant to the Casino America rights offering are freely tradable shares and may be sold by the Company at any time.

In connection with the proposed acquisition of the MBII riverboat casino the Company anticipates raising the $40 million purchase price from some combination of (i) the issuance of $20 million of debt to a bank for which the Company has received a commitment letter, (ii) cash on hand, (iii) the sale of all or a portion of the Company's Casino America common stock, (iv) the sale of the Company's Las Vegas land, and/or (v) the sale of Note B.

In March 1996 the Company's Board of Directors approved a program to repurchase up to 500,000 shares (which was amended to 1,000,000 shares in May 1996) of the Company's common stock from time to time in the open market. At July 31, 1996 the Company had repurchased 116,900 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

Management of the Company continues to evaluate the potential development of a hotel and casino project on the Company's 18.6 acre tract of land in Las Vegas. Management is considering a variety of scenarios with respect to the operation and ownership of the proposed hotel and casino, including a potential joint venture relationship, but currently has no definitive development plan in place. In connection with the stock purchase agreement with LRGP, the Company granted LRGP a right of first refusal, which expires in June 1998, to develop such project with the Company in the event the Company chooses to develop such project on a joint venture basis. In addition to seeking an acceptable joint venture arrangement, the Company has considered selling its Las Vegas land and has had discussions with certain parties in that regard, although no agreement has been reached with any party respecting such a sale.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed its lost profits and lost overhead amount to approximately
$2.5 million.   The Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that this litigation will not have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 27      Financial data schedule (filed herewith)

         (b)     Reports on Form 8-K:

                 There were no reports on Form 8-K filed in the first quarter of the current fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        CROWN CASINO CORPORATION



                                        By: /s/ MARK D. SLUSSER
                                            ------------------------------------
                                            Mark D. Slusser
                                            Chief Financial Officer, Vice
                                            President Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)





Dated:  September 12, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
- -------          -----------
  27             Financial Data Schedule