Form 10-K/A
period 1996-04-30
CROWN CASINO CORP
filed 1996-10-16
CIK 799850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

                               Amendment No. 1 to

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                4040 N. MacArthur Blvd., Suite 100, Irving, Texas
                     (Address of principal executive office)

                                      75038
                                   (Zip Code)

                                 (972) 717-3423
              (Registrant's telephone number, including area code)



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

The following items of Form 10-K are hereby amended: Part I, Item 1. Business


                                     Part I

Item 1. Business

Executive Officers

The executive officers of the Company are as follows:

Name                              Age      Position with the Company
----                              ---      -------------------------

Edward R. McMurphy................45       Chairman of the Board,
                                           President and Chief Executive Officer

Tilman J. Falgout, III............47       Executive Vice President,
                                           General Counsel and Director

Mark D. Slusser...................38       Chief Financial Officer,
                                            Vice President Finance and Secretary

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


                                                      CROWN CASINO CORPORATION



                                                      Dated: October 16, 1996

                                                      By:    /s/ Mark D. Slusser
                                                      Mark D. Slusser
                                                      Chief Financial Officer