Form 10-Q
period 1996-10-31
CROWN CASINO CORP
filed 1996-12-12
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal quarter ended:                     Commission file number:
            OCTOBER 31, 1996                                   0-14939


                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


            TEXAS                                               63-0851141
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               4040 N. MACARTHUR BLVD., SUITE 100, IRVING, TEXAS
                    (Address of principal executive offices)


                                   75038-6424
                                   (Zip Code)


                                 (972) 717-3423
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
          Title of Each Class                              December 10, 1996
          -------------------                              -----------------
 Common stock, par value $.01 per share                        10,414,608

         PART I - FINANCIAL INFORMATION            ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                             CROWN CASINO CORPORATION

                                                                        October 31, 1996    April 30,
                                                                           (Unaudited)        1996
                                                                        ----------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                              $  6,243,730    $    668,853
   Receivables                                                               9,838,652         742,246
   Prepaid expenses                                                            273,381          49,766
   Marketable equity securities                                              8,550,380
                                                                          ------------    ------------
         Total current assets                                               24,906,143       1,460,865
                                                                          ------------    ------------

Property and equipment:
   Furniture, fixtures and equipment                                         2,062,231       1,892,666
   Land held for development                                                16,169,709      16,169,709
                                                                          ------------    ------------
                                                                            18,231,940      18,062,375
   Less accumulated depreciation                                              (285,654)       (194,179)
                                                                          ------------    ------------
                                                                            17,946,286      17,868,196
                                                                          ------------    ------------

Deferred transactions costs                                                    565,650
Note receivable from LRGP                                                                   20,000,000
                                                                          ------------    ------------
                                                                               565,650      20,000,000
                                                                          ------------    ------------

                                                                          $ 43,418,079    $ 39,329,061
                                                                          ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    181,645    $     72,773
   Accrued liabilities                                                         340,169         819,018
   Capital lease obligations                                                     3,281           6,329
   Current portion of long-term debt                                            69,763          62,676
   Income taxes payable                                                      2,586,000
                                                                          ------------    ------------
         Total current liabilities                                           3,180,858         960,796
                                                                          ------------    ------------

Long-term debt, less current portion                                           875,695         918,564
Deferred income taxes                                                        1,300,000       4,000,000
Investment in SCGC                                                                           3,297,043
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      10,499,508 issued and outstanding (11,650,559 at April 30, 1996)         104,995         116,506
   Additional paid-in capital                                               38,715,114      41,784,088
   Unrealized loss on securities                                            (2,163,000)
   Retained earnings (accumulated deficit)                                   1,404,417     (11,747,936)
                                                                          ------------    ------------
         Total stockholders' equity                                         38,061,526      30,152,658
                                                                          ------------    ------------

                                                                          $ 43,418,079    $ 39,329,061
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  CROWN CASINO CORPORATION
(UNAUDITED)

                                                     Three Months Ended
                                                          October 31,
                                                     1996              1995
                                                 ------------      ------------
Revenues                                         $       --        $       --

Costs and expenses:
   General and administrative                         928,535           623,235
   Gaming development                                  20,269            61,723
   Depreciation and amortization                       46,939            29,026
                                                 ------------      ------------
                                                      995,743           713,984
                                                 ------------      ------------

Other income (expense):
   Interest expense                                   (24,656)             (376)
   Interest income                                    353,604           588,619
   Equity in loss of SCGC                                              (645,718)
   Loss on sale of securities                        (526,370)
   Other income                                       500,000
                                                 ------------      ------------
                                                      302,578           (57,475)
                                                 ------------      ------------

      Loss before income taxes                       (693,165)         (771,459)

Benefit for income taxes                             (225,000)          (43,200)
                                                 ------------      ------------


      Net loss                                   $   (468,165)     $   (728,259)
                                                 ============      ============



Loss per share                                   $       (.04)     $       (.06)
                                                 ============      ============



Weighted average common and common
   equivalent shares outstanding                   11,006,604        11,741,286
                                                 ============      ============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  CROWN CASINO CORPORATION
(UNAUDITED)

                                                       Six Months Ended
                                                          October 31,
                                                     1996              1995
                                                 ------------      ------------
Revenues                                         $       --        $       --

Costs and expenses:
   General and administrative                       1,530,453         1,238,029
   Gaming development                                  38,825           126,677
   SCGC pre-opening and development                                     536,110
   Depreciation and amortization                       91,474            72,553
                                                 ------------      ------------
                                                    1,660,752         1,973,369
                                                 ------------      ------------

Other income (expense):
   Interest expense                                   (49,767)         (965,793)
   Interest income                                    954,699         1,084,298
   Equity in loss of SCGC                                            (1,585,753)
   Gain on sale of SCGC                            14,934,543        21,512,640
   Loss on sale of securities                        (526,370)
   Other income                                       500,000
                                                 ------------      ------------
                                                   15,813,105        20,045,392
                                                 ------------      ------------

      Income before income taxes                   14,152,353        18,072,023

Provision for income taxes                          1,000,000         8,054,800
                                                 ------------      ------------


      Net income                                 $ 13,152,353      $ 10,017,223
                                                 ============      ============



Earnings per share                               $       1.15      $        .82
                                                 ============      ============



Weighted average common and common
   equivalent shares outstanding                   11,475,228        12,263,377
                                                 ============      ============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  CROWN CASINO CORPORATION
(UNAUDITED)

                                                                     Six Months Ended
                                                                       October 31,
                                                                   1996            1995
                                                               ------------    ------------
Operating activities:
   Net income                                                  $ 13,152,353    $ 10,017,223
   Adjustments to reconcile net income to net
      cash used by operating activities:
      Depreciation and amortization                                  91,474          72,553
      Amortization of debt issuance costs/discount                                  389,360
      Deferred income taxes                                      (2,700,000)      8,054,800
      Equity in loss of SCGC                                                      1,585,753
      Gain on sale of SCGC                                      (14,934,543)    (21,512,640)
      Loss on sale of securities                                    526,370
      Changes in assets and liabilities, net of disposition:
          Receivables                                               103,597        (364,784)
          Prepaid expenses                                         (223,615)       (801,474)
          Accounts payable and accrued liabilities                 (757,477)       (195,840)
          Income taxes payable                                    3,700,000
                                                               ------------    ------------
       Net cash used by operating activities                     (1,041,841)     (2,755,049)
                                                               ------------    ------------

Investing activities:
   Purchase of assets                                              (169,564)     (4,160,168)
   Deferred transaction costs                                      (161,900)
   Sale of SCGC                                                                   1,000,000
   Purchase of securities                                        (4,023,118)
   Sale of securities                                             4,090,615
   Collection of note receivable                                 10,000,000
                                                               ------------    ------------
       Net cash provided (used) by investing activities           9,736,033      (3,160,168)
                                                               ------------    ------------

Financing activities:
   Issuance of common stock                                                          23,215
   Purchase of common stock                                      (3,080,485)        (50,937)
   Advances from LRGP                                                             4,627,897
   Payments of debt and capital lease obligations                   (38,830)        (41,725)
                                                               ------------    ------------
       Net cash provided (used) by financing activities          (3,119,315)      4,558,450
                                                               ------------    ------------

Increase (decrease) in cash and cash equivalents                  5,574,877      (1,356,767)
Cash and cash equivalents at: Beginning of period                   668,853       1,692,440
                                                               ------------    ------------

                              End of period                    $  6,243,730    $    335,673
                                                               ============    ============





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              CROWN CASINO CORPORATION
(UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 1996



NOTE A - CHANGE IN BUSINESS OF THE COMPANY

Through October 1996 Crown Casino Corporation and subsidiaries (the "Company") had been engaged in the business of owning, operating and developing casino gaming properties. In November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field which has yet to be determined. The Board cited several factors contributing to its decision including (i) the limited growth prospects for casino gaming, (ii) increasing competetive pressures in virtually all gaming markets, (iii) the low valuation small and mid cap gaming companies receive in the public market, and (iv) the risk of increasing federal and state regulation and taxes. As a result of the Board's decision, the Company will not complete the planned acquisition of the Mississippi Belle II, Inc. riverboat casino located in Clinton, Iowa (see Note
D). Further, the Company now plans to sell its 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which had previously been held for development. The Company is actively pursuing potential acquisition and/or merger possibilities, but can not predict if and when any agreement may be reached.



NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.



NOTE C - SALE OF SCGC

On June 9, 1995 pursuant to a definitive stock purchase agreement, the Company sold a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"), which owns and operates a riverboat casino located in Calcasieu Parish, Louisiana, to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture then owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. SCGC was originally acquired by the Company in June 1993 and remained in the development stage until opening its riverboat casino in July 1995. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana.
The purchase price consisted of (i) a five-year $20 million non-recourse note with interest payable monthly at 11.5% per annum and secured by LRGP's 50% interest in SCGC (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a gain before income taxes of approximately $21.5 million.

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

In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. In August 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118. In October 1996 the Company sold 649,700 shares of the Casino America common stock it had acquired in the rights offering for net proceeds of $4,090,615 (or approximately $6.30 per share) resulting in a gain before income taxes of $273,630. The balance of the Casino America common stock owned by the Company (1,885,086 shares) was sold in November 1996 for net proceeds of approximately $7.5 million resulting in a loss before income taxes of approximately $4.7 million. This loss will be included in the Company's fiscal quarter ended January 31, 1997.

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of 12 1/2% senior secured notes due 2003 (the "Casino America Bonds"), a portion of the proceeds of which was used to pay off Note A. As a result of the Casino America transactions, Note B became an unsecured, subordinated obligation of Casino America. Late in October 1996 the Company sold Note B at a discount of $800,000, resulting in net proceeds of $9,200,000 which was received in November 1996. At October 31, 1996 the $9,200,000 net sales price of Note B was included in receivables on the accompanying balance sheet.

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

During the six months ended October 31, 1995 the Company included approximately $2.6 million of net costs and expenses, or approximately $.21 per share, attributable to SCGC in its consolidated results of operations.



NOTE D - ABANDONED ACQUISITION OF MBII

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of Mississippi Belle II, Inc. ("MBII") for a purchase price of $40 million. As discussed in Note A, in November 1996 the Board of Directors of the Company made the decision to exit the casino gaming industry and explore acquisition or merger opportunities in other fields. As a result of the Board's decision, the Company will not complete the planned acquisition of MBII. In November 1996, the Company wrote-off approximately $680,000 of costs pertaining to such proposed acquisition, including a $500,000 non-refundable deposit. This loss will be included in the Company's fiscal quarter ended January 31, 1997.



NOTE E - COMMON STOCK

The Company's Board of Directors have approved a stock repurchase program which, as amended, provides authorization for the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market, or in negotiated private transactions. Through October 31, 1996 the Company had repurchased 1,176,051 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

The weighted average common and common equivalent shares outstanding used in the calculation of earnings per share includes 164,012 and 550,907 common equivalent shares for the six months ended October 31, 1996 and 1995, respectively.

NOTE F - MARKETABLE EQUITY SECURITIES

Marketable equity securities consisted of the following at October 31, 1996:

                                                           Fair Market                      Unrealized
                                                               Value        Cost Basis         Loss
                                                           -----------   --------------    ------------
     Casino America common stock (1,885,086 shares)        $ 8,954,130     $ 12,231,130    $ (3,277,000)

     Tax benefit related to unrealized loss at 34%                                            1,114,000
                                                                                           ------------
     Net unrealized loss included in stockholders' equity                                  $ (2,163,000)
                                                                                           ============


The cost basis of the 1,850,000 shares of Casino America common stock received by the Company in the sale of its remaining 50% interest in SCGC was determined based upon the average of the high and low bid prices of such stock as quoted on the NASDAQ National Market System on the date of closing (May 3, 1996), discounted to reflect that such shares were not registered on such date. The fair market value of the 1,885,086 shares of Casino America common stock at October 31, 1996 was determined based upon the average of the high and low bid prices of such stock as quoted on the NASDAQ National Market System, with no discount as all such shares had been registered for resale on such date. Included in the 1,885,086 shares of Casino America common stock owned by the Company at October 31, 1996 are 85,000 shares which are included in deferred transaction costs in the accompanying balance sheet. Such shares were being held by an escrow agent as a deposit in connection with the proposed acquisition of MBII which was abandoned in November 1996 (see Note D).

In November 1996 the Company sold all of its Casino America common stock (1,885,086 shares) for net proceeds of approximately $7.5 million resulting in a realized loss before income taxes of approximately $4.7 million. This loss will be recognized in the Company's fiscal quarter ended January 31, 1997.



NOTE G - COMMITMENTS AND CONTINGENCIES

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


Severance Agreements
In July 1996 the Board of Directors of the Company authorized the Company to enter into severance agreements with three of its executive officers which provide for payments to the executives in the event of their termination after a change in control, as defined, of the Company. The agreements provide, among other things, for a compensation payment equal to 2.99 times the annual compensation paid to the executive, as well as accelerated vesting of options under the Company's incentive stock option plan, in the event of such executives termination in connection with a change in control.

NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the six months ended October 31, 1996 and 1995:

                                                                               Six Months Ended
                                                                                  October 31,
                                                                           1996               1995
                                                                          ------             ------
             Note received for sale of first 50% interest in SCGC                          $20,000,000
             Stock received for sale of second 50% interest in SCGC    $12,025,000
             Interest paid, net of amount capitalized                       49,767           1,045,538

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

OVERVIEW

In November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field which has yet to be determined. As a result of the Board's decision, the Company will not complete the planned acquisition of the Mississippi Belle II, Inc. ("MBII") riverboat casino located in Clinton, Iowa. Further, the Company now plans to sell its 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which had previously been held for development. The Company is actively pursuing potential acquisition and/or merger possibilities, but can not predict if and when any agreement may be reached.


RECENT HISTORY

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

In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture then owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. LRGP owns the Isle of Capri(SM) dockside riverboat casino in Bossier City, Louisiana. The purchase price consisted of (i) a five-year $20 million non-recourse note (the "LRGP Note"), (ii) $1 million cash, and (iii) a warrant (which may only be exercised by converting a portion of the LRGP Note) to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a gain before income taxes of approximately $21.5 million. In July 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana as an Isle of Capri(SM) themed property.

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

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of 12 1/2% senior secured notes due 2003 (the "Casino America Bonds"), a portion of the proceeds of which was used to pay off Note A. As a result of the Casino America transactions, Note B became an unsecured, subordinated obligation of Casino America. Late in October 1996 the Company sold Note B at a discount of $800,000, resulting in net proceeds of $9,200,000 which was received in November 1996.

In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. In August 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118. In October 1996 the Company sold 649,700 shares of the Casino America common stock it had acquired in the rights offering for net proceeds of $4,090,615 (or approximately $6.30 per share), resulting in a gain before income taxes of $273,630. The balance of the Casino America common stock owned by the Company (1,885,086 shares) was sold in November 1996 for net proceeds of approximately $7.5 million resulting in a loss before income taxes of approximately $4.7 million.

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of the MBII riverboat casino located in Clinton, Iowa for a purchase price of $40 million. As discussed above, in November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field. As a result the Company will not complete the planned acquisition of MBII. In November 1996, the Company wrote-off approximately $680,000 of costs pertaining to such proposed acquisition, including a $500,000 non-refundable deposit.

RESULTS OF OPERATIONS

Prior to June 9, 1995 SCGC's operating results were consolidated with the Company. From June 9, 1995 (the date of sale of the first 50% interest in SCGC) to May 2, 1996 (the day prior to the sale of the Company's remaining 50% interest in SCGC), the Company accounted for its investment in SCGC on the equity method, and accordingly has included its proportionate share of SCGC's operating results in its consolidated results of operations. As a result, operating results for the current and prior fiscal periods are not entirely comparable.

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1995

General and administrative expenses for the three months ended October 31, 1996 increased $305,300 compared to the same period in the prior fiscal year. The increase was a result of higher consulting and transportation costs. Gaming development costs for the three months ended October 31, 1996 decreased $41,454 compared to the same period in the prior fiscal year principally as a result of the elimination of certain personnel.

Interest expense for the three months ended October 31, 1996 increased $24,280 compared to the same period in the prior fiscal year. The increase was the result of the Company's issuance of a $1.0 million note to a bank in November 1995. Interest income for the three months ended October 31, 1996 decreased $235,015 compared to the same period in the prior fiscal year. The decrease was principally the result of the prepayment of Note A by Casino America in August 1996 that had been earning interest at 11.5% per annum, which resulted in a lesser amount of notes receivable outstanding during the current fiscal period in comparison to the prior fiscal period. Other income pertains to a fee earned by the Company in assisting another company complete an acquisition.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1995

General and administrative expenses for the six months ended October 31, 1996 increased $292,424 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased consulting and transportation costs. Gaming development costs for the six months ended October 31, 1996 decreased $87,852 compared to the same period in the prior fiscal year principally as a result of the elimination of certain personnel.

Interest expense for the six months ended October 31, 1996 decreased $916,026 compared to the same period in the prior fiscal year. The decrease was principally the result of the Company no longer consolidating the operating results of SCGC from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the six months ended October 31, 1996 decreased $129,599 compared to the same period in the prior fiscal year. The decrease was principally the result of the prepayment of Note A by Casino America in August 1996 that had been earning interest at 11.5% per annum, which resulted in a lesser amount of notes receivable outstanding during the current fiscal period in comparison to the prior fiscal period. Other income pertains to a fee earned by the Company in assisting another company complete an acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1996 after (i) the sale of the balance of the Company's Casino America common stock (1,885,086 shares) and (ii) collection of the proceeds from the sale of Note B in late October 1996, the Company's sources of liquidity included (a) approximately $22.3 million of cash on hand, (b) the anticipated sale of the Company's Las Vegas land, and (c) the potential issuance of debt and/or equity. See "Overview".

The Company's Board of Directors have approved a stock repurchase program which, as amended, provides authorization for the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market, or in negotiated private transactions. Through October 31, 1996 the Company had repurchased 1,176,051 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

The Company is actively pursuing potential acquisitions and/or merger possibilities, but can not predict if and when any agreement may be reached. Should some future agreement be reached, it is not presently determinable whether or not the Company would have, or have access to, adequate financial resources to consumate any such proposed acquisition.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's plans to acquire and/or merge with another company. Such forward-looking statements are based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to the Company's ability to acquire and/or merge with another company, the ability of the Company to obtain adequate financing for any proposed acquisition, and the impact of litigation. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 27      Financial data schedule (filed herewith)

         (b)     Reports on Form 8-K:

                 During the fiscal quarter ended October 31, 1996 the Company filed a report on Form 8-K dated October 8, 1996 respecting the proposed acquisition of MBII.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        CROWN CASINO CORPORATION



                                        By: /s/ Mark D. Slusser
                                            ----------------------------------

                                            Mark D. Slusser
                                            Chief Financial Officer, Vice
                                            President Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)





Dated: December 10, 1996
       -----------------

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
