Form 10-Q
period 1997-01-31
CROWN CASINO CORP
filed 1997-03-21
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal quarter ended:                   Commission file number:
            JANUARY 31, 1997                                0-14939


                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


             TEXAS                                            63-0851141
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
          Title of Each Class                            March 20, 1997
          -------------------                            --------------
 Common stock, par value $.01 per share                    10,414,585

  PART I - FINANCIAL INFORMATION                   ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                             CROWN CASINO CORPORATION

                                                                                       January 31, 1997     April 30,
                                                                                         (Unaudited)          1996
                                                                                       ----------------   -------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                            $  21,689,268     $     668,853
   Receivables                                                                                328,566           742,246
   Prepaid expenses                                                                            17,121            49,766
   Land held for sale                                                                      16,169,709
                                                                                        -------------     -------------
         Total current assets                                                              38,204,664         1,460,865
                                                                                        -------------     -------------
Property and equipment:
   Furniture, fixtures and equipment                                                        1,610,500         1,892,666
   Land held for development                                                                                 16,169,709
                                                                                        -------------     -------------
                                                                                            1,610,500        18,062,375
   Less accumulated depreciation                                                             (188,414)         (194,179)
                                                                                        -------------     -------------
                                                                                            1,422,086        17,868,196
                                                                                        -------------     -------------
Note receivable from LRGP                                                                                    20,000,000
                                                                                        -------------     -------------
                                                                                        $  39,626,750     $  39,329,061
                                                                                        =============     =============



                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $      87,909     $      72,773
   Accrued liabilities                                                                        336,706           819,018
   Capital lease obligations                                                                    1,671             6,329
   Current portion of long-term debt                                                                             62,676
   Income taxes payable                                                                       435,000
                                                                                        -------------     -------------
         Total current liabilities                                                            861,286           960,796
                                                                                        -------------     -------------
Long-term debt, less current portion                                                                            918,564
Deferred income taxes                                                                       2,250,000         4,000,000
Investment in SCGC                                                                                            3,297,043
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      10,414,585 issued and outstanding (11,650,559 at April 30, 1996)                        104,146           116,506
   Additional paid-in capital                                                              38,537,853        41,784,088
   Accumulated deficit                                                                     (2,126,535)    (  11,747,936)
                                                                                        -------------     -------------
         Total stockholders' equity                                                        36,515,464        30,152,658
                                                                                        -------------     -------------
                                                                                        $  39,626,750     $  39,329,061
                                                                                        =============     =============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  January 31,
                                                                                              1997             1996
                                                                                         -------------    -------------
Revenues                                                                                 $         -      $         -

Costs and expenses:
   General and administrative                                                                  659,023          657,758
   Write-down of land held for sale                                                                              49,822
   Depreciation and amortization                                                                38,978           29,497
   Gaming development                                                                            2,108           45,419
   Gaming acquisition abandonment                                                              696,009          652,908
                                                                                         -------------    -------------
                                                                                             1,396,118        1,435,404
                                                                                         -------------    -------------
Other income (expense):
   Interest expense                                                                            (18,946)         (17,396)
   Interest income                                                                             297,600          576,489
   Equity in loss of SCGC                                                                                      (983,451)
   Loss on sale of securities                                                               (4,728,488)
                                                                                         -------------    -------------
                                                                                            (4,449,834)        (424,358)
                                                                                         -------------    -------------
      Loss before income taxes                                                              (5,845,952)      (1,859,762)

Benefit for income taxes                                                                    (2,315,000)        (331,300)
                                                                                         -------------    -------------

      Net loss                                                                           $  (3,530,952)   $  (1,528,462)
                                                                                         =============    =============


Loss per share                                                                           $        (.34)   $        (.13)
                                                                                         =============    =============

Weighted average common and common
   equivalent shares outstanding                                                            10,424,961       11,725,559
                                                                                         =============    =============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                              1997             1996
                                                                                         -------------    -------------
Revenues                                                                                 $     -          $     -

Costs and expenses:
   General and administrative                                                                2,189,476        1,895,787
   Write-down of land held for sale                                                                              49,822
   Depreciation and amortization                                                               130,452          102,050
   Gaming development                                                                           40,933          172,096
   SCGC pre-opening and development                                                                             536,110
   Gaming acquisition abandonment                                                              696,009          652,908
                                                                                         -------------    -------------
                                                                                             3,056,870        3,408,773
                                                                                         -------------    -------------

Other income (expense):
   Interest expense                                                                            (68,713)        (983,189)
   Interest income                                                                           1,252,299        1,660,787
   Gain on sale of SCGC                                                                     14,934,543       21,512,640
   Equity in loss of SCGC                                                                                    (2,569,204)
   Loss on sale of securities                                                               (5,254,858)
   Other income                                                                                500,000
                                                                                         -------------    -------------
                                                                                            11,363,271       19,621,034
                                                                                         -------------    -------------

      Income before income taxes                                                             8,306,401       16,212,261

Provision (benefit) for income taxes                                                        (1,315,000)       7,723,500
                                                                                         -------------    -------------

      Net income                                                                         $   9,621,401    $   8,488,761
                                                                                         =============    =============



Earnings per share                                                                       $         .86    $         .70
                                                                                         =============    =============

Weighted average common and common
   equivalent shares outstanding                                                            11,179,023       12,106,161
                                                                                         =============    =============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   CROWN CASINO CORPORATION
(UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                               1997             1996
                                                                                         -------------    -------------
Operating activities:
   Net income                                                                             $   9,621,401    $   8,488,761
   Adjustments to reconcile net income to net
      cash used by operating activities:
      Depreciation and amortization                                                             130,452          102,050
      Amortization of debt issuance costs/discount                                                               389,360
      Deferred income taxes                                                                  (1,750,000)       7,723,500
      Gain on sale of SCGC                                                                  (14,934,543)     (21,512,640)
      Equity in loss of SCGC                                                                                   2,569,204
      Write-down of assets                                                                      696,009          702,730
      Loss on sale of securities                                                              5,254,858
      Changes in assets and liabilities, net of disposition:
          Receivables                                                                           413,680       (1,121,059)
          Prepaid expenses                                                                       32,645         (614,230)
          Accounts payable and accrued liabilities                                               15,324         (297,890)
          Income taxes payable                                                                 (435,000)
                                                                                          -------------    -------------
       Net cash used by operating activities                                                   (955,174)      (3,570,214)
                                                                                          -------------    -------------
Investing activities:
   Purchase of assets                                                                          (875,060)      (4,294,133)
   Sale of assets                                                                               325,000
   Purchase of securities                                                                    (4,023,118)
   Sale of securities                                                                        11,593,260
   Sale/collection of notes receivable                                                       19,200,000
   Sale of SCGC                                                                                                1,000,000
                                                                                          -------------    -------------
       Net cash provided (used) by investing activities                                      26,220,082       (3,294,133)
                                                                                          -------------    -------------

Financing activities:

   Issuance of common stock                                                                                       23,215
   Purchase of common stock                                                                  (3,258,595)         (50,937)
   Issuance of debt                                                                                            1,000,000
   Payments of debt and capital lease obligations                                              (985,898)         (52,769)
   Advances from LRGP                                                                                          4,627,897
                                                                                          -------------    -------------
       Net cash provided (used) by financing activities                                      (4,244,493)       5,547,406
                                                                                          -------------    -------------
Increase (decrease) in cash and cash equivalents                                             21,020,415       (1,316,941)
Cash and cash equivalents at:    Beginning of period                                            668,853        1,692,440
                                                                                          -------------    -------------

                                 End of period                                            $  21,689,268    $     375,499
                                                                                          =============    =============





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              CROWN CASINO CORPORATION
(UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 1997



NOTE A - CHANGE IN BUSINESS OF THE COMPANY

Through October 1996 Crown Casino Corporation and subsidiaries (the "Company") had been engaged in the business of owning, operating and developing casino gaming properties. In November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field. The Board cited several factors contributing to its decision including (i) the limited growth prospects for casino gaming, (ii) increasing competitive pressures in virtually all gaming markets, (iii) the low valuation small and mid cap gaming companies receive in the public market, and (iv) the risk of increasing federal and state regulation and taxes. As a result of the Board's decision, the Company abandoned the proposed acquisition of the Mississippi Belle II, Inc. riverboat casino located in Clinton, Iowa (see Note E). Further, the Company now plans to sell its 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which had previously been held for development.

In December 1996 the Company entered into a definitive asset purchase agreement to acquire substantially all the assets and operations of CH Medical, Inc. d/b/a Cardio Systems and certain affiliated assets and operations for $40 million in cash, a $5 million subordinated note and the assumption of certain liabilities. Cardio Systems operates in the medical industry, see Note C.



NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.



NOTE C - ACQUISITION OF CARDIO SYSTEMS

On December 20, 1996 the Company entered into a definitive asset purchase agreement to acquire substantially all the assets and operations of CH Medical, Inc. d/b/a Cardio Systems and certain affiliated assets and operations (collectively, "Cardio Systems") for $40 million in cash, a $5 million subordinated note and the assumption of certain liabilities. Cardio Systems designs, manufactures, markets and distributes specialized frameless air support therapy mattress systems used in the treatment and prevention of decubitus ulcers and pulmonary disorders. Cardio Systems, which has been a supplier to the medical industry since 1971, provides sales, rental and technical assistance to hospitals, nursing homes and the home health care market from approximately 70 offices throughout the United States, and has two manufacturing and production facilities in Carrollton, Texas. Closing of the transaction is subject to certain conditions including the completion of due diligence procedures.

While the Company's agreement to acquire Cardio Systems remains in force, the Company has also had discussions with the owner of Cardio Systems regarding the possibility of restructuring the transaction to include a stock component, although no agreement has been reached in that regard.



NOTE D - SALE OF SCGC

On June 9, 1995, pursuant to a definitive stock purchase agreement, the Company sold a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"), which owns and operates a riverboat casino located in Calcasieu Parish, Louisiana, to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture then owned 50% by Casino America, Inc. ("Casino America") and 50%
by Louisiana Downs, Inc.   SCGC was originally acquired by the Company in June
1993 and remained in the development stage until opening its riverboat casino in July 1995. The purchase price consisted of (i) a five-year $20 million non-recourse note with interest payable monthly at 11.5% per annum and secured by LRGP's 50% interest in SCGC (the "LRGP Note"), (ii) $1 million cash, and (iii) a non-detachable five-year warrant to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a gain before income taxes of approximately $21.5 million.

On May 3, 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional non- detachable five-year warrant to purchase up to another 416,667 shares of Casino America common stock at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of senior secured notes, a portion of the proceeds of which was used to pay off Note A. Late in October 1996 the Company sold Note B at a discount of $800,000, resulting in net proceeds of $9,200,000 which was received in November 1996.

In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. In August 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118. In October 1996 the Company sold 649,700 shares of the Casino America common stock it had acquired in the rights offering for net proceeds of $4,090,615 (or approximately $6.30 per share) resulting in a gain before income taxes of $273,630. The balance of the Casino America common stock owned by the Company (1,885,086 shares) was sold in November 1996 for net proceeds of $7,502,645 resulting in a loss before income taxes of $4,728,488 million.

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

                                                                                        Sale of             Sale of
                                                                                       First 50%           Second 50%
                                                                                      (June 1995)          (May 1996)
                                                                                      -----------          ----------
    Consideration received in sale                                                       $ 21,000         $ 12,025
    The Company's negative basis in stock sold                                                889            3,297
    Transaction and other costs                                                              (376)            (388)
                                                                                         --------         --------
       Gain before income taxes on sale of SCGC                                          $ 21,513         $ 14,934
                                                                                         --------         --------

Upon closing of the sale of its remaining 50% interest in SCGC on May 3, 1996, the Company's investment in SCGC was eliminated. Other than a guarantee of certain leases, for which the Company has been indemnified by LRGP and Casino America, the Company is not liable for any obligations of SCGC.

During the nine months ended January 31, 1996 the Company included approximately $3.5 million of net costs and expenses, or approximately $.29 per share, attributable to SCGC in its consolidated results of operations.



NOTE E - ABANDONED ACQUISITION OF MBII

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of Mississippi Belle II, Inc. ("MBII") for a purchase price of $40 million. As discussed in Note A, in November 1996 the Board of Directors of the Company made the decision to exit the casino gaming industry and seek an acquisition or merger in another field. As a result of the Board's decision, the Company abandoned the proposed acquisition of MBII and wrote-off $696,009 of costs, including a $500,000 non-refundable deposit.

NOTE F - COMMON STOCK

The Company's Board of Directors has approved a stock repurchase program which, as amended, provides authorization for the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market, or in negotiated private transactions. Through January 31, 1997 the Company had repurchased 1,260,974 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

The weighted average common and common equivalent shares outstanding used in the calculation of earnings per share includes 160,392 and 389,328 common equivalent shares for the nine months ended January 31, 1997 and 1996, respectively.



NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed its lost profits and lost overhead amount to approximately
$2.5 million.   The Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this litigation will not have a material adverse effect on the Company.


Severance Agreements

In July 1996 the Board of Directors of the Company authorized the Company to enter into severance agreements with its three executive officers which provide for payments to the executives in the event of their termination after a change in control, as defined, of the Company. The agreements provide, among other things, for a compensation payment equal to 2.99 times the annual compensation paid to the executive, as well as accelerated vesting of options under the Company's incentive stock option plan, in the event of such executive's termination in connection with a change in control.



NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the nine months ended January 31, 1997 and 1996:

                                                                                         Nine Months Ended
                                                                                           January 31,
                                                                                       1997            1996
                                                                                   -----------     -----------
    Note received for sale of first 50% interest in SCGC                                           $20,000,000
    Stock received for sale of second 50% interest in SCGC                         $12,025,000
    Interest paid, net of amount capitalized                                            68,713       1,062,934

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.

OVERVIEW

In November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field. As a result of the Board's decision, the Company has abandoned the proposed acquisition of the Mississippi Belle II, Inc. ("MBII") riverboat casino located in Clinton, Iowa. Further, the Company now plans to sell its 18.6 acre tract of land in the gaming district of Las Vegas, Nevada which had previously been held for development.

In December 1996 the Company entered into a definitive asset purchase agreement to acquire substantially all the assets and operations of CH Medical, Inc. d/b/a Cardio Systems and certain affiliated assets and operations
(collectively, "Cardio Systems") for $40 million in cash, a $5 million subordinated note and the assumption of certain liabilities.


GAMING HISTORY AND TRANSACTIONS

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

In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP"), a joint venture then owned 50% by Casino America, Inc. ("Casino America") and 50% by Louisiana Downs, Inc. The purchase price consisted of (i) a five-year $20 million non-recourse note (the "LRGP Note"),
(ii) $1 million cash, and (iii) a non-detachable five-year warrant to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction the Company recorded a gain before income taxes of approximately $21.5 million. In July 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana.

In May 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional non- detachable five-year warrant to purchase up to another 416,667 shares of Casino America common stock at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

In August 1996 Casino America acquired the remaining interest in LRGP it did not already own and issued $315 million of senior secured notes, a portion of the proceeds of which was used to pay off Note A. Late in October 1996 the Company sold Note B at a discount of $800,000, resulting in net proceeds of $9,200,000 which was received in November 1996.

In connection with a rights offering declared by Casino America, the Company was granted the right to purchase 684,786 shares of Casino America common stock at a price of $5.875 per share. In August 1996 the Company exercised its right and purchased 684,786 shares of Casino America common stock for an aggregate exercise price of $4,023,118. In October 1996 the Company sold 649,700 shares of the Casino America common stock it had acquired in the rights offering for net proceeds of $4,090,615 (or approximately $6.30 per share), resulting in a gain before income taxes of $273,630. The balance of the Casino America common stock owned by the Company (1,885,086 shares) was sold in November 1996 for net proceeds of $7,502,645 resulting in a loss before income taxes of $4,728,488.

In June 1996 the Company entered into a definitive asset purchase agreement to acquire the assets and operations of the MBII riverboat casino located in Clinton, Iowa for a purchase price of $40 million. As discussed above, in November 1996 the Board of Directors of the Company reached a decision to discontinue operating in the casino gaming industry and seek an acquisition or merger in another field. As a result of the Board's decision, the Company abandoned the proposed acquisition of MBII and wrote-off $696,009 of costs, including a $500,000 non-refundable deposit.

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

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996

General and administrative expenses for the three months ended January 31, 1997 remained relatively flat as compared to the same period in the prior fiscal year. Decreases in compensation and travel costs were offset by increases in consulting fees. Gaming development costs for the three months ended January 31, 1997 decreased $43,311 compared to the same period in the prior fiscal year as a result of the Company's decision to exit the casino gaming industry.

Interest expense for the three months ended January 31, 1997 was substantially unchanged compared to the same period in the prior fiscal year. Interest income for the three months ended January 31, 1997 decreased $278,889 compared to the same period in the prior fiscal year. The decrease was principally the result of earning interest at 11.5% per annum on the $20 million LRGP Note in the prior fiscal period, as compared to earning approximately 5.3% per annum in certain money market funds during the current fiscal period.

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1996

General and administrative expenses for the nine months ended January 31, 1997 increased $293,689 compared to the same period in the prior fiscal year. The increase was primarily attributable to increased consulting and transportation costs, partially offset by a decrease in compensation costs. Gaming development costs for the nine months ended January 31, 1997 decreased $131,163 compared to the same period in the prior fiscal year as a result of the Company's decision to exit the casino gaming industry and the elimination of certain personnel.

Interest expense for the nine months ended January 31, 1997 decreased $914,476 compared to the same period in the prior fiscal year. The decrease was principally the result of the Company no longer consolidating the operating results of SCGC from and after June 9, 1995 as SCGC was formerly responsible for substantially all of the Company's consolidated interest expense. Interest income for the nine months ended January 31, 1997 decreased $408,488 compared to the same period in the prior fiscal year. The decrease was principally the result of the prepayment of Note A by Casino America in August 1996 and the sale of Note B in October 1996 both of which had been earning interest at 11.5% per annum. The proceeds from such notes were placed in money market funds which currently earn interest at approximately 5.3% per annum. Other income pertains to a fee earned by the Company in assisting another company complete an acquisition.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the proposed acquisition of Cardio Systems and the Company's payment of the $40 million cash portion of the purchase price, the Company's sources of liquidity include (i) approximately $21.7 million of cash on hand,
(ii) the potential sale of the Company's Las Vegas land, (iii) the issuance of bank or other debt financing, and (iv) the issuance of equity. The Company has had discussions with certain banks and believes it can obtain debt financing for a substantial portion of the purchase price. Furthermore, while the Company's agreement to acquire Cardio Systems remains in force, the Company has also had discussions with the owner of Cardio Systems regarding the possibility of restructuring the transaction to include a stock component, although no agreement has been reached in that regard.

The Company's Board of Directors has approved a stock repurchase program which, as amended, provides authorization for the Company to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market, or in negotiated private transactions. Through January 31, 1997 the Company had repurchased 1,260,974 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's plans to acquire Cardio Systems and the potential sale of the Company's Las Vegas land. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to the Company's proposed acquisition of Cardio Systems including results to be obtained from completion of due diligence procedures, the ability of the Company to obtain adequate financing for such proposed acquisition, the potential unavailability of buyers for the Company's Las Vegas land, and the impact of litigation. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                            CROWN CASINO CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and made certain misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed its lost profits and lost overhead amount to approximately
$2.5 million.   The Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this litigation will not have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 2.4     Asset Purchase Agreement dated December 20, 1996 by
                           and between the Company and CH Medical, Inc., d/b/a Cardio Systems, affiliates of Cardio Systems, CH Administration, Inc., CH Production, Inc., CH Industries, Inc. and Charles E. Hasty (1).

                 10.11   Form of Severence Agreement between the Company and
                           Edward R. McMurphy, T.J. Falgout, III, and Mark D. Slusser (1).

                 27      Financial data schedule (1).

         (b)     Reports on Form 8-K:

                 There were no reports on Form 8-K filed in the third fiscal quarter of the current year.


_______________________

(1) Filed herewith.

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





Dated: March 20, 1997

                                 EXHIBIT INDEX



   EXHIBIT
   NUMBER                DESCRIPTION
   -------               -----------
     2.4      Asset Purchase Agreement dated December 20, 1996 by
                and between the Company and CH Medical, Inc., d/b/a
                Cardio Systems, affiliates of Cardio Systems, CH
                Administration, Inc., CH Production, Inc., CH
                Industries, Inc. and Charles E. Hasty (1).

     10.11    Form of Severence Agreement between the Company and
                Edward R. McMurphy, T.J. Falgout, III, and Mark D.
                Slusser (1).

     27       Financial data schedule (1).

--------------------

(1) Filed herewith.