Form 10-K
period 1997-04-30
CROWN CASINO CORP
filed 1997-08-13
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:                 Commission file number:
             APRIL 30, 1997                                0-14939



                          CROWN CASINO CORPORATION
           (Exact name of registrant as specified in its charter)


        TEXAS                                             63-0851141
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ X ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 8, 1997 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (7,465,186 shares) was $19,362,826.

As of August 8, 1997 there were 9,925,785 shares of the Registrant's common stock outstanding.



DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1997 are incorporated by reference into Part II of this report, and portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the development of Concorde's mortgage lending business, competition, dependence on existing management, the stability of Argentina's government, currency exchange rate fluctuations, the repatriation of funds from Argentina, domestic or global economic conditions, changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations.


GENERAL AND HISTORY

Crown Casino Corporation ("Crown" or the "Company") is a holding company which presently owns 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, and 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina. Crown also owns 100% of Gaming Entertainment Management Services, Inc. ("GEMS") which owns an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada. GEMS has entered into a contract to sell the Las Vegas land for $15.25 million. The Company is presently focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending.

Since its inception in 1983 through June 1993 the Company was principally engaged in various facets of the cable and related programming businesses. During fiscal 1992 management determined the Company's programming business had become increasingly competitive from a profit margin standpoint and future growth was limited. As a result, in late fiscal 1992 the Company sold the majority of its programming business and began exploring new business opportunities. In June 1993 the Company made the decision to enter the gaming business, and, as a result, proceeded to sell the balance of its cable assets.

From June 1993, with the acquisition of 100% of St. Charles Gaming Company, Inc. ("SCGC"), until November 1996 the Company's primary business focus was that of owning, operating and developing casino gaming properties. SCGC owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana which had been in the development stage until opening in July 1995. In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP") and in May 1996 sold its remaining 50% interest in SCGC to Casino America, Inc. ("Casino America").

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result, in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN from Casino Magic Corp. ("Casino Magic"). CMN operates casinos in the cities of Neuquen and San Martin de los Andes ("San Martin") in the Province of Neuquen, Argentina under an exclusive concession contract.


GAMING BUSINESS

DEVELOPMENT

In June 1993 the Company completed the acquisition of 100% of the outstanding common stock of SCGC, a Louisiana corporation, which had received preliminary approval from the Louisiana Riverboat Gaming Commission to construct and operate a riverboat gaming casino. In March 1994 SCGC received a license from the Louisiana Riverboat Gaming Enforcement Division of the Office of State Police. In January 1995 SCGC made the strategic decision to relocate the site for its planned Louisiana riverboat casino from St. Charles Parish (near New Orleans) to Calcasieu Parish in the southwest part of the state near the Texas border. In July 1995 SCGC's riverboat casino opened for business in Calcasieu Parish, Louisiana, as an Isle of Capri(SM) themed property.

In June 1995 the Company sold a 50% interest in SCGC to LRGP, a joint venture then owned 50% by Casino America and 50% by Louisiana Downs, Inc. The purchase price consisted of (i) a five-year $20 million non-recourse note (the "LRGP Note"), (ii) $1 million cash, and (iii) a non-detachable five-year warrant to purchase 416,667 shares of Casino America common stock at $12 per share. In connection with this transaction, in June 1995, the Company recorded a gain before income taxes of approximately $21.5 million.

In May 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, (ii) the exchange of the $20 million LRGP Note for LRGP Note A ("Note A") and LRGP Note B ("Note B"), each in the principal amount of $10 million, and (iii) an additional non-detachable five-year warrant to purchase up to another 416,667 shares of Casino America common stock at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million. During fiscal 1997 Note A was paid off, and the Company sold Note B and its 1,850,000 shares of Casino America common stock for cash.

In December 1993 the Company acquired 100% of the outstanding common stock of GEMS, a Nevada corporation, which was organized for the purpose of developing a hotel and casino in Las Vegas, Nevada. GEMS' primary asset was its option to purchase an 18.6 acre tract of land in the gaming district of Las Vegas. In June 1994 the option was exercised and the land was purchased for $10 million. In November 1996 the Company determined not to develop a hotel and casino on such property but rather to sell the land. In April 1997 the Company entered into an agreement, subject to certain conditions, to sell its Las Vegas land for $15.25 million. Closing is expected in September 1997.

In June 1997 the Company acquired 49% of the capital stock of CMN, as well as interests in certain other assets and contracts related to CMN, from Casino Magic for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin in the Province of Neuquen, Argentina under an exclusive concession contract that expires in 2007, but can be extended by CMN for an additional five years under certain circumstances. The interests in certain other assets and contracts include (i) a demand promissory note in the amount of $4,226,473 issued by CMN, (ii) a 16.4% interest in a certain management agreement relating to CMN, and (iii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN.

The Company believes there will be additional opportunities to acquire or develop casinos in Argentina as the country continues to privatize its provincial run casinos.


CASINO MAGIC NEUQUEN

General

CMN operates casinos in the cities of Neuquen and San Martin in the Province of Neuquen, Argentina. Prior to 1995 these casinos were operated by the provincial government. In January 1995 CMN entered into a twelve-year exclusive concession contract to operate these casinos. The concession contract can be extended by CMN for an additional five years under certain circumstances. CMN is owned 51% by Casino Magic and 49% by the Company.

Location, Facilities and Operations

The Province of Neuquen is located approximately 400 miles east of Buenos Aires in central Argentina. The Neuquen facility, which is leased by CMN from the Province of Neuquen, is located at the Neuquen International Airport approximately 15 miles from downtown Neuquen City. This facility has approximately 1,000 dedicated parking spaces available to its patrons, and has an additional 3,000 parking spaces available at the adjacent airport. The San Martin facility is leased from a third party and is located in the center of the city. Certain information regarding the Neuquen and San Martin casinos is as follows:


                                                    Neuquen           San Martin
                                                    -------           ----------
                 Total square feet                   37,000                2,500
                 Gaming square feet                  28,125                1,875
                 Slot machines                          342                   55
                 Table games                             48                   10
                 Revenues (in millions):
                       Calendar 1995                  $12.1                 $1.0
                       Calendar 1996                   14.0                  1.9



Management is in the process of installing additional slot machines at the properties (50 at Neuquen and 25 at San Martin). The casinos are open seven days a week generally from 10:00 p.m to 5:00 a.m. Monday through Thursday, 5:00 p.m. to 5:00 a.m. on Friday, and 2:00 p.m. to 5:00 a.m. on Saturday and Sunday. Peak admission occurs around 1:00 a.m. The casinos offer slot machines, table games, food, beverages and gift items, as well as live entertainment at the Neuquen casino on weekends. Table games include roulette, black jack, punto y banca and big six.

Market and Marketing Strategy

Greater Neuquen City has a population of approximately 220,000 with an estimated 600,000 people living within 120 miles while San Martin has a population of approximately 17,000 with an estimated 150,000 people living within 120 miles. Neuquen is one of the wealthiest Argentine provinces per capita, principally due to energy production. The Province of Neuquen holds approximately 40% of Argentina's proven oil and gas reserves. San Martin is located in the Andes Mountains near one of the country's largest ski resorts, and is well known for its trout and salmon fly fishing.

CMN's marketing strategy has been to provide the customer with an American style gaming atmosphere. Most casinos in Argentina have a European style gaming atmosphere. European style casinos tend to be more formal, oftentimes with casino dealers dressed in tuxedos, little or no emphasis on slot play and rarely provide live entertainment. Since taking over operating control of the Neuquen and San Martin casinos in early 1995 CMN has substantially increased the number of slot machines (from 89 in March 1995 to 384 currently), eliminated admission fees, reduced the price of food and beverages, encouraged a casual dress code and provided live entertainment for free on the weekends. As a result of these changes, CMN has dramatically increased the customer count and revenues of its two casinos.

Concession Contract

In January 1995 CMN entered into a twelve-year concession contract with the Province of Neuquen providing CMN with the exclusive right to develop and operate all gaming activities within 50 kilometers (31 miles) of each of the Neuquen and San Martin casinos, within the boundaries of the Province, during the concession term. The concession term will automatically be extended an additional five years in the event CMN individually, or jointly with others, invests at least $5 million in lodging infrastructure. The transfer of the ownership of the concession is subject to the approval of the Province.

In connection with the granting of the concession contract CMN paid a one-time concession fee of $9 million to the Province of Neuquen. CMN also pays the Province $220,000 per month as a combination tax/rent payment. If CMN decides to move from the Neuquen casino location, which is currently being leased from the Province, it will receive a $40,000 per month reduction in its payment to the Province. The monthly tax/rent payment is subject to increase in the event annual net gaming revenues exceed $52.8 million.

In addition, CMN is obligated to pay all applicable federal and provincial taxes including a 2% provincial tax on net gaming revenue, and a 33% federal income tax on earnings. Pursuant to the concession, the Province of Neuquen guarantees that no additional municipal or provincial taxes will be levied on CMN's operations, and that existing provincial and municipal taxes will not be increased.

Shareholders' Agreement

In connection with the Company's 49% purchase of CMN, the Company and Casino Magic entered into a shareholders' agreement (the "Shareholders' Agreement") which provides, among other things, that in the event either the Company or Casino Magic desires to sell its interest in CMN such shareholder must first offer to sell its interest to the other shareholder under the terms and conditions provided in the Shareholders' Agreement. Except as expressly permitted by the Shareholders' Agreement, neither the Company nor Casino Magic may sell, assign, or otherwise transfer or encumber any part of the CMN stock owned by either of them without the written consent of the other shareholder.

As required by the Shareholders' Agreement CMN has four directors on its board, two of which are appointed by the Company and the other two are appointed by Casino Magic. The Shareholders' Agreement requires the unanimous approval of all shareholders prior to authorizing certain corporate actions. Those actions requiring unanimous CMN shareholder approval include matters pertaining to (i) the issuance or purchase of CMN stock, (ii) amendments to CMN's articles of incorporation or by-laws, (iii) a liquidation or merger, (iv) the sale of a substantial portion of CMN's assets, (v) material or related party contracts,
(vi) incurring debt, and (vii) amendments to the concession contract with the Province of Neuquen.

The Shareholders' Agreement also provides that the Company and Casino Magic may jointly develop additional casinos in Argentina on mutually satisfactory terms, and that neither the Company nor Casino Magic may own, operate or obtain any material benefit from another casino in Argentina without the prior written consent of the other shareholder.

Competition

CMN's two casinos are currently the only operating casinos in the Province of Neuquen. Since the concession contract restricts competition within 50 kilometers (31 miles) of CMN's two casinos, CMN does not experience significant competition in its primary market area. There are, however, approximately 44 government-operated casino properties throughout the country, including a casino in Chipolletti, across the Rio Negro River from the City of Neuquen in the Rio Negro Province, and a second casino in the Rio Negro Province approximately 30 miles southeast of the City of Neuquen. The Company's concession with the Province of Neuquen is the second out of twelve which have been or are expected to be awarded under the Argentine government's casino privatization program.

Regulation

The Province of Neuquen enacted a casino privatization program in order for it to issue the twelve-year exclusive concession contract to CMN to operate the Neuquen and San Martin casinos. These two casinos are the only casinos in the Province of Neuquen. The casinos had previously been operated by the provincial government. The Ministry of Finance of Argentina has adopted a modified regulatory system for casinos, based on the regulatory system utilized by the State of Nevada, and such regulatory system is being administered by the Province of Neuquen. Such modified regulatory system provides rules and regulations relating to, among other things, (i) the suitability of officers, directors and significant shareholders, (ii) maintenance of effective controls over operating and financial practices, and (iii) the submission of financial reports. CMN can not predict what effect the enactment of other laws, regulations or pronouncements that relate to casino gaming may have on the operations of CMN.

REQUIRED DIVESTITURE OF COMMON STOCK

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

MORTGAGE BUSINESS

GENERAL

In June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Concorde focuses on lending to individuals who have impaired or unsubstantiated credit histories and/or unverifiable income. Loans made to these individuals do not qualify for purchase by government-sponsored agencies such as the Federal Home Loan Mortgage Association and the Federal Home Loan Mortgage Corporation, and thus are sometimes referred to as non-conforming or sub-prime mortgage loans. Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the type of properties securing the mortgage loans, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. These loans generally provide a higher interest rate yield than first mortgage loans, and are secured by a second lien on the property.

Management believes the sub-prime mortgage loan industry is fragmented and operates inefficiently compared to the conforming loan industry, and as a result, higher interest rate yields are available to sub-prime mortgage lenders even after considering a higher rate of loan defaults. Management also believes the sub-prime mortgage loan industry is less cyclical than the conforming loan industry because the sub-prime mortgage borrower is more "payment" sensitive rather than "interest rate" sensitive. In addition, the federal tax code's preferential treatment of the interest expense deduction for home mortgage loans makes it financially advantageous for many individuals to convert their credit card and other consumer loans into a mortgage loan.

LOAN ORIGINATIONS AND PURCHASES

Concorde began originating and purchasing mortgage loans in July 1997. Concorde originates loans through a network of independent retail mortgage brokers and directly through telemarketing and direct mail programs. Concorde also purchases mortgage loans from a network of wholesale loan brokers and correspondents, including banks and thrift institutions. Loans purchased from wholesale loan brokers and correspondents typically require Concorde to pay a premium, whereas Concorde does not pay premiums on loans originated through retail mortgage brokers.

Prior to purchasing loans through wholesale loan brokers and correspondents, Concorde reviews the loan packages to determine whether the packages are complete and adhere to Concorde's underwriting guidelines. Depending on the size of the pool of loans purchased, Concorde may engage a third-party underwriter to reunderwrite the loans, verify the borrower's employment status, determine the quality of the appraisal and assign a credit grade. Concorde also analyzes the financial condition of the mortgage banker, which includes a review of the mortgage bankers' licenses and financial statements. Upon approval, Concorde typically requires each mortgage banker to enter into a purchase and sale agreement that contains customary representations and warranties regarding the loans such mortgage banker will sell to Concorde.

UNDERWRITING

Concorde's underwriting guidelines are provided to mortgage loan brokers and mortgage bankers so they can create loan applications or bulk purchase packages which meet such guidelines. Upon receipt of a completed loan package from a mortgage loan broker, Concorde's underwriting staff reviews the package, which includes the loan application, a current appraisal of the underlying collateral property, a preliminary title report and a credit report to determine if the proposed loan meets its underwriting guidelines. To assess the credit quality of each loan, Concorde's underwriters consider various factors, including the appraised value of the collateral property, the applicant's debt payment history, credit profile and employment status, and the combined debt ratio and loan-to-value ratio upon completion of the proposed mortgage loan. Personal circumstances including divorce, family illnesses or deaths and temporary job loss due to layoffs and corporate downsizing often impair an applicant's credit record. On an exception basis mortgage loans may be made to individuals whose credit profile does not conform to Concorde's guidelines, but only with the approval of an officer of Concorde. Concorde does not delegate underwriting authority to any broker or correspondent.

Property appraisals for loans originated or purchased by Concorde are conducted by licensed, independent appraisers who are approved by Concorde. Upon receipt of the appraisal, Concorde's underwriting staff reviews the value of the underlying collateral based upon a full review of the appraisal. Concorde selects its appraisers based on professional experience, education, membership in related professional organizations and experience with the appraiser. For wholesale and correspondent loans purchased, Concorde will typically request a second appraisal if the original appraisal was completed by an appraiser who is not acceptable to Concorde.

Prior to funding a loan, Concorde's underwriting staff determines the applicant's creditworthiness and ability to service the loan. Verification of personal financial information, credit history, and employment history is required prior to closing the loan. Concorde has established classifications with respect to its borrowers based upon the credit profile of such borrower and certain other borrower characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D", with sub-ratings within each category), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by Concorde, as well as the maximum loan-to- value ratio and debt service-to-income ratio (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. The criteria currently used by Concorde in classifying loan applicants is described below. Generally, loan applicants are required to have two years of employment with their current employer or two years of similar business experience.

Verification of information regarding the first mortgage, if any, is also required, including balance, status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Upon successful completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney or title company who is responsible for closing the loan in accordance with Concorde's closing procedures.

                   CONCORDE'S GENERAL UNDERWRITING GUIDELINES

                                        A                      B                     C                      D
                               ------------------     ----------------      ----------------       -------------------
Mortgage credit (last 12       Maximum of two 30-     Maximum of three      Maximum of four        Maximum of four 30-
mo.)                           day late payments      30-day late           30-day late            day late payments
                               and no 60-day          payments and no       payments and one       and one 60-day late
                               delinquencies.         60-day                60-day late            payment, and no
                                                      delinquencies.        payment.               120-day
                                                                                                   delinquencies.

Non-mortgage credit (last 12   Account paid as        Maximum of 35% of     Maximum of 50% of      Maximum of 66% of
mo.)                           agreed.  Maximum of    accounts with 30-     accounts with          accounts with
                               25% of accounts        day late payments     derogatory credit,     derogatory credit,
                               with 30-day late       and one 60-day        and one 90-day         and no 120-day late
                               payments, and no       late payment.         late payment.          payments.  Charge-
                               60-day late            Small charge-offs,    Charge-offs,           offs, collections
                               payments.  Nominal     collections or        collections and        and judgements
                               isolated charge-       judgements.           judgements allowed     allowed on a case-
                               offs, collections                            on a case-by-case      by-case basis.
                               or judgements.                               basis.

Bankruptcy filings             Two years since        Two years since       Must be                Must be discharged,
                               discharged.            discharged.           discharged, active     active Chapter 13
                                                                            Chapter 13             allowed.
                                                                            allowed.

Maximum debt service-to-
income ratio                           50%                    55%                   55%                    55%

Maximum loan-to-value ratio
(1):
    Owner-occupied                     90%                    90%                   85%                    70%

    Non-owner occupied                 85%                    80%                   75%                    55%

        (1) Reductions in the maximum loan-to-value ratio are made for (i) the residence being a second or vacation home, condominium, townhouse, two-to-four family residence, or located in a rural area, and (ii) the borrower qualifying under alternative documentation or a non-income based qualification.

As described above, Concorde uses the foregoing categories and characteristics as underwriting guidelines only. On a case-by-case basis, Concorde's underwriters may determine that the prospective mortgagor warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category. An upgrade or exception may generally be allowed if the application reflects certain compensating factors, including among others: a low loan-to-value ratio; a maximum of one 30-day late payment on all mortgage loans during the last twelve months; stable employment; and the length of residence in the subject property. Accordingly, Concorde may classify certain mortgage loan applications in a more favorable risk category than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.

LOAN SERVICING AND COLLECTIONS

Servicing involves, among other things, collecting payments, applying such payments of principal and interest to the appropriate loan, ensuring the underlying collateral is properly insured, preparing reports relative to such loans and enforcing the lender's rights with respect to the loans, including, recovering delinquent payments, instituting foreclosures and liquidating the underlying collateral. Management believes that servicing Concorde's own portfolio enhances certain operating efficiencies and provides an additional and profitable revenue stream that is less cyclical than the business of originating and purchasing loans. Concorde's servicing portfolio is subject to reduction by normal monthly payments, prepayments and foreclosures. In general, revenue from Concorde's loan servicing portfolio may be adversely affected as interest rates decline and loan prepayments increase. In some states in which Concorde operates, prepayment fees may be limited or prohibited by applicable law.

Concorde sends borrowers a monthly billing statement ten days prior to the monthly payment due date. Although borrowers generally make loan payments within ten to fifteen days after the due date (the "grace period"), if a borrower fails to pay the monthly payment within the grace period, Concorde commences collection efforts by notifying the borrower of the delinquency. If the loan remains unpaid, Concorde will contact the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower shortly after the due date of the next subsequently scheduled installment, providing 30 days' notice of the impending foreclosure action. During the 30-day notice period, collection efforts continue. However, if no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings will begin. Generally, Concorde will have commenced foreclosure proceedings when a loan is 45 to 60 days delinquent.

Loans originated or purchased by Concorde are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and must pay the loan in full to prevent the scheduled foreclosure sale.

Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, it is likely the lender will purchase the property from the trustee or referee for an amount equal to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending upon market conditions and loan-to-value ratios, the ultimate proceeds from the sale of the collateral may not equal Concorde's investment in the property.

LOAN SALES AND SECURITIZATIONS

It is Concorde's plan to sell the majority of the loans it originates and purchases either through wholesale loan sales or through securitization transactions. Loans will be sold periodically to provide Concorde with greater flexibility and operating leverage than that of a traditional portfolio lender. Concorde will periodically evaluate which method of loan disposition is most advantageous, with the manner of disposition varying from time to time depending upon prevailing market conditions. Loans sold on a wholesale basis are done so to third party institutions on a non-recourse basis for cash with servicing rights released. Securitizations, on the other hand, are loan sales in which the lender continues to be exposed to some prepayment and credit risk as long as the underlying loan portfolio remains outstanding.

Generally, in a securitization transaction, a lender sells mortgage loans it has originated or purchased to a special purpose trust. The trust issues mortgage passthrough certificates. The senior certificates, which typically carry a coupon well below the weighted average coupon of the underlying mortgage loans, are sold in an offering and the lender retains the interest-only and residual certificates, which are amortized over the estimated average life of the loan portfolio. The cash flow realized from these interest only and residual certificates is subject to the prepayment and loss characteristics of the underlying loans. These interest only and residual certificates are valued at the time of the securitization. The valuation takes into account certain loss and prepayment assumptions, servicing and other fees to be paid and discounts the projected future net cash flow stream to its present value. Thus, to the extent loss and prepayment rates exceed the original assumptions used in recording the interest-only and residual certificates, the value of such certificates will be reduced.

Typically the special purpose trust has the benefit of a financial guaranty policy from a monoline insurance company, which insures the timely payment of interest and the ultimate payment of principal of the investor certificate. Loan losses first reduce the amounts otherwise available to the interest-only and residual certificate holders and thereafter, if necessary, the monoline insurance company will pay any further losses experienced by the holders of the senior certificates.

REGULATION

The operations of Concorde are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by Concorde, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

Concorde's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Concorde's activities as a lender are also subject to various federal laws including, among others, the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA").

The TILA and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type originated by Concorde. Management of Concorde believes that it is in compliance with TILA and Regulation Z in all material respects.

In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act made certain amendments to TILA. The TILA Amendments, which became effective in October 1995, generally apply to mortgage loans with (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400, or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. treasury securities. Loans covered by the TILA Amendments are known as "Section 32 loans."

The TILA Amendments impose additional disclosure requirements on lenders originating Section 32 loans and prohibit lenders from originating Section 32 loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. In accordance with the TILA Amendments, Concorde applies underwriting criteria that takes into consideration the borrower's ability to repay the loan.

The TILA Amendments also prohibit lenders from including prepayment fee clauses in Section 32 loans to borrowers with a debt-to-income ratio in excess of 50%. In addition, a lender that refinances a Section 32 loan previously made by such lender will not be able to enforce any prepayment penalty clause contained in such refinanced loan. The TILA Amendments impose other restrictions on Section 32 loans, including restrictions on balloon payments and negative amortization features.

Concorde is also required to comply with the ECOA, which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with a name and address of the reporting agency. Concorde is also subject to RESPA and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

In the course of its business, Concorde may acquire properties as a result of foreclosure. There is a risk that hazardous or toxic waste could be found on such properties. In such event, under certain state and federal environmental laws, Concorde could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

The laws, rules and regulations applicable to Concorde are subject to amendment. There are currently various proposed laws, rules and regulations which, if adopted, could impact Concorde. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict Concorde's ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by Concorde, or otherwise adversely affect the business or prospects of Concorde.

COMPETITION

The Company is a new entrant in the sub-prime mortgage lending industry, is small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, and amount and term of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than Concorde.

Concorde believes that its competitive strengths include providing prompt, responsive service and flexible underwriting to independent mortgage brokers. Concorde's underwriters apply its underwriting guidelines on an individual basis but have the flexibility to deviate from them when an exception or upgrade is warranted by a particular loan applicant's situation.


EMPLOYEES

As of July 31, 1997 the Company, including Concorde, employed thirteen persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory. CMN currently employs approximately 250 persons.


EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                            AGE      POSITION WITH THE COMPANY
----                            ---      -------------------------
Edward R. McMurphy  . . . . .   46       Chairman of the Board,
                                         President and Chief Executive Officer

Tilman J. Falgout, III  . . .   48       Executive Vice President,
                                         General Counsel and Director

Mark D. Slusser . . . . . . .   39       Chief Financial Officer,
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

The Company owns 18.6 acres of land at the southeast corner of the intersection of Flamingo Road and Arville Street in Las Vegas, Nevada. This property is presently under contract to be sold, which sale is expected to close in September 1997.


ITEM 3.  LEGAL PROCEEDINGS

On September 21, 1994, an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action, Avondale alleges that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale alleges that the Company breached a duty to negotiate in good faith toward the execution of a definitive vessel construction contract. Alternatively, Avondale alleges that a separate, oral contract for the construction of the vessel existed and that the Company committed unspecified unfair trade practices and misrepresentations. Avondale seeks unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale has claimed
its lost profits and lost overhead amount to approximately $2.5 million.   The
Company intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes its resolution will not have a material adverse effect on the Company.

On July 3, 1997 an action was filed against certain officers of Concorde, along with Concorde and the Company (collectively, the "Defendants") in the 134th Judicial District Court of Dallas County, Texas by Eagle Capital Corp. ("Eagle"). In this action Eagle alleges that while such officers were employed by Eagle they disseminated confidential and proprietary information regarding Eagle to the Company in order to create a competing business. Eagle seeks to enjoin all Defendants from their alleged possession and use of Eagle's confidential business information and to recover damages in an unspecified amount. The Company believes the allegations of this action are without merit and intends to vigorously contest liability in this matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes its resolution will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 1997.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company's 1997 Annual Report to Stockholders ("1997 Annual Report") under the heading "Common Stock Information, Dividends and Related Stockholder Matters" and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Company's 1997 Annual Report under the heading "Selected Financial Data" and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included in the Company's 1997 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held on October 1, 1997. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on October 1, 1997 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.


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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountant's report included in the Company's 1997 Annual Report are incorporated herein by reference in Item 8 of this report:


                 Report of Independent Accountants

                 Consolidated Balance Sheets as of April 30, 1996 and 1997

                 Consolidated Statements of Operations for the fiscal years ended April 30, 1995, 1996 and 1997

                 Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1995, 1996 and 1997

                 Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1995, 1996 and 1997

                 Notes to Consolidated Financial Statements

(a)(2).  FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3).  EXHIBITS

EXHIBIT
NUMBER                                            DESCRIPTION OF EXHIBIT
------                                            ----------------------
2.1      Purchase Agreement dated as of May 31, 1997 by and among the Company and Casino Magic Corp. ("Casino Magic").
         (13)

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

4.7      Stock Purchase Warrant dated October 6, 1994 granting Don Farris the right to purchase 50,000 shares of Common
         Stock of the Company. (8)

4.8      Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of
         Common Stock of the Company. (8)

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

10.4     Form of Severance Agreement dated July 2, 1996 between the Company and Edward R. McMurphy, T.J. Falgout, III
         and Mark D. Slusser. (12)

10.5     Shareholders Agreement dated June 9, 1995 between the Company and LRGP. (10)

10.6     Shareholders' Agreement dated as of May 31, 1997 between the Company and Casino Magic. (13)

10.7     Teaming Agreement dated June 2, 1994 between the Company and Gerard M. Jacobs. (8)


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

10.8.2   Second Amendment to Lease (South Tract) dated May 16, 1995 by and among Landlord, SCGC, the Company and LRGP.
         (10)

10.9     Lease (North Tract) dated July 17, 1995 by and among Landlord, SCGC and the Company. (11)

10.9.1   Amendment to Lease (North Tract) dated July 17, 1995 by and among Landlord, SCGC, the Company and LRGP. (11)

10.9.2   Second Amendment to Lease (North Tract) dated July 25, 1995 by and among Landlord, SCGC, the Company and LRGP.
         (11)

10.10    Lease Agreement dated May 20, 1994 between IGT-North America and SCGC. (9)

10.10.1  Modification of Lease Agreement dated December 23, 1994 between IGT-North America and SCGC. (8)

13.1     Annual Report to Stockholders for the fiscal year ended April 30, 1997. (1)

21.1     Subsidiaries of Crown Casino Corporation. (1)

23.1     Consent of Independent Accountants. (1)

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

----------------------

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

(12) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 and incorporated herein by reference.

(13) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 2, 1997 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth fiscal quarter ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CROWN CASINO CORPORATION

Dated:  August 11, 1997                By:  /s/ Edward R. McMurphy
                                            -------------------------------
                                               Edward R. McMurphy
                                               President and Chief Executive
                                               Officer (principal executive
                                               officer)


Dated:  August 11 1997                 By:  /s/ Mark D. Slusser
                                            ------------------------------------
                                               Mark D. Slusser
                                               Vice President Finance and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                    Title                                   Date
            ---------                                    -----                                   ----
                   *                          Chairman of the Board, President            August 11, 1997
-------------------------------------         and Chief Executive Officer
Edward R. McMurphy

                   *                          Executive Vice President,                   August 11, 1997
--------------------------------------        General Counsel and Director
Tilman J. Falgout, III

                   *                          Director                                    August 11, 1997
--------------------------------------
David J. Douglas

                   *                          Director                                    August 11, 1997
--------------------------------------
John David Simmons

                   *                          Director                                    August 11, 1997
--------------------------------------
Gerald L. Adams

                   *                          Director                                    August 11, 1997
--------------------------------------
Gerard M. Jacobs

                   *                          Director                                    August 11, 1997
--------------------------------------
Robert J. Kehl

* By /s/ Mark D. Slusser                                                                   August 11, 1997
     --------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
13.1           Annual Report of Stockholders for the fiscal year ended April 30, 1997.

21.1           Subsidiaries of Crown Casino Corporation.

23.1           Consent of Independent Accountants.

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