Form 10-Q
period 1997-07-31
CROWN CASINO CORP
filed 1997-09-19
CIK 799850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal quarter ended:                      Commission file number:
             JULY 31, 1997                                      0-14939


                            CROWN CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


           TEXAS                                                63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
          Title of Each Class                         September 16, 1997
          -------------------                         ------------------
Common stock, par value $.01 per share                    9,838,785

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS                            Crown Casino Corporation

                                                                                         July 31, 1997       April 30,
                                                                                          (Unaudited)          1997
                                                                                        -------------     -------------
                                                              ASSETS

Current assets:
   Cash and cash equivalents                                                            $  11,890,131     $  21,117,960
   Receivables                                                                                735,771           345,780
   Loans held for sale                                                                        314,500
   Prepaids and other assets                                                                   97,221            37,674

   Land held for sale                                                                      15,150,000        15,150,000
                                                                                        -------------     -------------
        Total current assets                                                               28,187,623        36,651,414
                                                                                        -------------     -------------

Property and equipment:
   Furniture, fixtures and equipment                                                        1,893,868         1,811,581
   Less accumulated depreciation                                                             (222,059)         (226,404)
                                                                                        -------------     -------------
                                                                                            1,671,809         1,585,177
                                                                                        -------------     -------------


Note receivable from CMN                                                                    4,226,743
Investment in CMN and related assets                                                        2,977,663
                                                                                        -------------     -------------

                                                                                        $  37,063,838     $  38,236,591
                                                                                        =============     =============





                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $      86,062     $      41,284
   Accrued liabilities                                                                        804,934           422,609
   Income taxes payable                                                                                         335,000
   Deferred income taxes                                                                    1,420,000         1,325,000
                                                                                        -------------     -------------
        Total current liabilities                                                           2,310,996         2,123,893
                                                                                        -------------     -------------

Deferred income taxes, less current portion                                                   460,000           400,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      9,935,785 issued and outstanding (10,394,585 at April 30, 1997)                          99,358           103,946
   Additional paid-in capital                                                              37,390,928        38,496,803
   Accumulated deficit                                                                     (3,197,444)       (2,888,051)
                                                                                        -------------     -------------
        Total stockholders' equity                                                         34,292,842        35,712,698
                                                                                        -------------     -------------
                                                                                        $  37,063,838     $  38,236,591
                                                                                        =============     =============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  Crown Casino Corporation
(UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     July 31,
                                                                                              1997             1996
                                                                                          ------------     ------------
Revenues:
   Interest income                                                                       $     379,048    $     601,095
   Fees and rentals from CMN                                                                    89,967
   Other income                                                                                 25,195
                                                                                          ------------     ------------
                                                                                               494,210          601,095
                                                                                          ------------     ------------


Costs and expenses:
   General and administrative                                                                1,110,287          601,918
   Depreciation and amortization                                                                92,364           44,535
   Gaming development                                                                                            18,556
                                                                                          ------------     ------------
                                                                                             1,202,651          665,009
                                                                                          ------------     ------------

Other income (expense):

   Equity in earnings of CMN                                                                   239,879
   Interest expense                                                                                             (25,111)
   Gain on sale of SCGC                                                                                      14,934,543
                                                                                          ------------     ------------
                                                                                               239,879       14,909,432
                                                                                          ------------     ------------

      Income (loss) before income taxes                                                       (468,562)      14,845,518

Provision (benefit) for income taxes                                                          (159,169)       1,225,000
                                                                                          ------------     ------------



      Net income (loss)                                                                  $    (309,393)   $  13,620,518
                                                                                          ============     ============


Earnings (loss) per share                                                                $        (.03)   $        1.16
                                                                                          ============     ============

Weighted average common and common
     equivalent shares outstanding                                                          10,240,868       11,781,160
                                                                                          ============     ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  Crown Casino Corporation
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      July 31,
                                                                                               1997             1996
                                                                                          -------------    -------------
Operating activities:
   Net income (loss)                                                                      $    (309,393)   $  13,620,518
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                                              92,364           44,535

      Deferred income taxes                                                                     155,000        1,000,000
      Equity in earnings of CMN                                                                (239,879)
      Gain on sale of SCGC                                                                                   (14,934,543)
      Changes in assets and liabilities:
          Receivables                                                                          (389,991)         674,646
          Loans originated or acquired                                                         (314,500)
          Prepaids and other assets                                                             (59,547)          14,554
          Accounts payable and accrued liabilities                                              412,103         (381,080)
          Income taxes payable                                                                 (335,000)         225,000
                                                                                          -------------    -------------
       Net cash provided (used) by operating activities                                        (988,843)         263,630
                                                                                          -------------    -------------


Investing activities:
   Purchase of assets                                                                          (128,522)         (78,113)
   Purchase of CMN and related assets                                                        (7,000,001)
                                                                                          -------------    -------------
       Net cash used by investing activities                                                 (7,128,523)         (78,113)
                                                                                          -------------    -------------


Financing activities:
   Purchase of common stock                                                                  (1,110,463)        (236,587)
   Payments of debt and capital lease obligations                                                                (21,682)
                                                                                          -------------    -------------
       Net cash used by financing activities                                                 (1,110,463)        (258,269)
                                                                                          -------------    -------------

Decrease in cash and cash equivalents                                                        (9,227,829)         (72,752)
Cash and cash equivalents at:    Beginning of period                                         21,117,960          668,853
                                                                                          -------------    -------------


                                  End of period                                           $  11,890,131    $     596,101
                                                                                          =============    =============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             Crown Casino Corporation
FOR THE THREE MONTHS ENDED JULY 31, 1997
(Unaudited)



NOTE A - History and Description of Business

Crown Casino Corporation ("Crown" or the "Company") is a holding company which presently owns 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, and 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina. Crown also owns 100% of Gaming Entertainment Management Services, Inc. ("GEMS") which owned an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada. In September 1997 GEMS sold the Las Vegas land for $15.25 million. The Company is presently focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending.

From June 1993, with the acquisition of 100% of St. Charles Gaming Company, Inc. ("SCGC"), until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. SCGC owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana, which had been in the development stage until opening in July 1995. In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP") and in May 1996 sold its remaining 50% interest in SCGC to Casino America, Inc. ("Casino America") (see Note D).

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. ("Casino Magic"). CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract (see Note C).



NOTE B - BASIS OF PRESENTATION

General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Amortization of CMN Related Assets
As discussed in Note C the Company acquired interests in certain agreements and other assets in connection with its purchase of 49% of CMN. The management and royalty agreements are being amortized over 9 1/2 years which represents the remaining term of the concession contract. The slot equipment and lease are being amortized over five years.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1998 presentation.

NOTE C - ACQUISITION OF 49% OF CMN

On June 2, 1997 the Company acquired 49% of the capital stock of CMN, as well as interests in certain other assets and contracts related to CMN, from Casino Magic for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract that expires in 2007, but can be extended by CMN for an additional five years under certain circumstances. The interests in certain other assets and contracts include (i) a demand promissory note in the amount of $4,226,743 issued by CMN, (ii) a 16.4% interest in a certain management agreement relating to CMN, and (iii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN.

Pursuant to the various CMN agreements, the Company receives its respective share of various fees and rental payments due under such agreements.

The Company has allocated the purchase price as follows (in thousands):

                Purchase price:
                     Cash                                          $7,000
                     Transaction costs                                 15
                                                                   ------

                                                                   $7,015
                                                                   ======

                Purchase price allocation:
                     Note receivable                               $4,226
                     Management and royalty agreements                504
                     Slot equipment and lease                       1,290
                     Stock of CMN                                     995
                                                                   ------

                                                                   $7,015
                                                                   ======

At July 31, 1997 CMN had assets, liabilities and stockholders' equity of approximately $12.4 million, $10.0 million, and $2.4 million, respectively. For the three months ended July 31, 1997 CMN's summarized unaudited results of operations were as follows (in thousands):

                    Revenues                                           $4,639
                    Costs and expenses                                  3,692
                    Provision for income taxes                            322
                                                                       ------
                            Net income                                 $  625
                                                                       ======

The following unaudited condensed pro forma results of operations of the Company for the three months ended July 31, 1997 and 1996 were prepared as if the acquisition of 49% of CMN and related assets had occurred on May 1, 1997 and May 1, 1996, respectively (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) recognizing the Company's pro-rata share of CMN earnings and contractual fees,
(ii) recording interest income on the note receivable from CMN, (iii) eliminating interest income on the $7 million used to acquire 49% of CMN and related assets, and (iv) amortizing the CMN related agreements and equipment.

                                           Three Months              Three Months
                                               Ended                    Ended
                                           July 31, 1997            July 31, 1996
                                           -------------            -------------
Revenue                                       $  537                  $     615

Net income (loss)                               (253)                    13,804
Income (loss) per share                       $ (.02)                 $    1.17

The unaudited condensed pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition of 49% of CMN and related assets taken place on the dates indicated.

NOTE D - SALE OF SCGC INTEREST

On May 3, 1996 the Company sold its remaining 50% interest in SCGC to Casino America for (i) 1,850,000 shares of Casino America common stock, which the Company valued at $6.50 per share, (ii) the exchange of the $20 million LRGP Note for LRGP Note A and LRGP Note B, each in the principal amount of $10 million and bearing interest at 11.5% per annum, and (iii) an additional non-detachable five-year warrant to purchase up to another 416,667 shares of Casino America common stock at an exercise price of $12 per share. In connection with this transaction, in May 1996, the Company recorded a gain before income taxes of approximately $14.9 million.

Other than a guarantee of certain leases, for which the Company has been indemnified by LRGP, the Company is not liable for any obligations of SCGC.


NOTE E -  STOCK REPURCHASE PROGRAM

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market. At July 31, 1997 the Company had repurchased 1,739,774 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.


NOTE F - SETTLEMENT OF LAWSUITS

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action Avondale alleged that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale was seeking unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale claimed its lost profits and lost overhead amounted to approximately $2.5 million. This matter was settled in August, 1997, by the payment to Avondale of an undisclosed sum, which sum has been reflected in these financial statements.

In July 1997 an action was filed against certain officers of Concorde, along with Concorde and the Company (collectively, the "Defendants") in the 134th Judicial District Court of Dallas County, Texas by Eagle Capital Corp. ("Eagle"). In this action Eagle alleged that while such officers were employed by Eagle they disseminated confidential and proprietary information regarding Eagle to the Company in order to create a competing business. Eagle sought to enjoin all Defendants from their alleged possession and use of Eagle's confidential business information and to recover damages in an unspecified amount. This matter was settled in August, 1997, with full release of all parties and without the payment by the Company of any monetary consideration.


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has entered into severance agreements with its three executive officers which provide for payments to the executives in the event of their termination after a change in control, as defined, of the Company. The agreements provide, among other things, for a compensation payment equal to
2.99 times the annual compensation paid to the executive, as well as accelerated vesting of options under the Company's incentive stock option plan, in the event of such executive's termination in connection with a change in control.


NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the three months ended July 31, 1997 and 1996:

                                               Three Months Ended
                                                    July 31,
                                                1997        1996
                                                ----        ----
   Stock received for sale of second 50%
     interest in SCGC                                    $12,025,000
   Interest paid, net of amount capitalized                   33,493
   Income taxes paid                           $300,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.


OVERVIEW

Crown Casino Corporation ("Crown" or the "Company") is a holding company which presently owns 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, and 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina. Crown also owns 100% of Gaming Entertainment Management Services, Inc. ("GEMS") which owned an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada. In September 1997 GEMS sold the Las Vegas land for $15.25 million. The Company is presently focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending.

Since its inception in 1983 through June 1993 the Company was principally engaged in various facets of the cable and related programming businesses.
From June 1993, with the acquisition of 100% of St. Charles Gaming Company, Inc. ("SCGC"), until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. SCGC owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana, which had been in the development stage until opening in July 1995. In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP") and in May 1996 sold its remaining 50% interest in SCGC to Casino America, Inc.

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract.


RESULTS OF OPERATIONS

Three months ended July 31, 1997 compared to the three months ended July 31,
1996

Interest income for the three months ended July 31, 1997 decreased $222,047 compared to the same period in the prior fiscal year. The decrease was principally the result of earning 11.5% per annum on the $20 million of notes due from LRGP in the prior fiscal period, as compared to earning from 5.3% to 11.7% on monies invested in certain money market funds, residential mortgage notes and certain other notes held during the current fiscal period.

General and administrative expenses for the three months ended July 31, 1997 increased $508,369 compared to the same period in the prior fiscal year. The increase was principally the result of (i) approximately $520,000 of costs associated with defending and settling certain lawsuits, and (ii) approximately $70,000 of personnel, licensing and marketing costs associated with the formation and development of Concorde's mortgage based lending business, partially offset by decreases in compensation and travel expenses.
Depreciation and amortization for the three months ended July 31, 1997 increased $47,829 compared to the same period in the prior fiscal year. The increase was the result of amortizing certain CMN related assets and agreements. Gaming development costs for the three months ended July 31, 1997 decreased $18,556 compared to the same period in the prior fiscal year as a result of the Company's decision to cease pursuing gaming opportunities in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of September 12, 1997 the Company's sources of liquidity included (i) approximately $25 million cash on hand, (ii) approximately $6 million of mortgage and other notes receivable, and (iii) the issuance of debt and/or equity.

While the Company is focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and
(iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending, the Company has made no definitive plans for the utilization of the Company's capital resources. Presently management believes that the Company's capital resources are sufficient to satisfy its capital needs for the fiscal year ending April 30, 1998.

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market. As of July 31, 1997 the Company had repurchased 1,739,774 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.


FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's current focus on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, the risk that the Company may not (i) acquire or develop other casino gaming properties in Argentina, (ii) expand Concorde's mortgage based lending business, or (iii) acquire or develop other businesses unrelated to casino gaming or mortgage based lending, or if so acquired or developed, operate such businesses profitably. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.                             Crown Casino Corporation

On September 21, 1994 an action was filed against the Company and SCGC in the 24th Judicial District Court for the Parish of Jefferson, Louisiana by Avondale Industries, Inc. ("Avondale"). In this action Avondale alleged that the Company was contractually obligated to Avondale for the construction of SCGC's riverboat vessel based upon a letter of intent (allegedly reaffirming a previous agreement entered into between Avondale and SCGC). Avondale was seeking unspecified damages including "all lost profits and lost overhead" and attorneys fees. Avondale claimed its lost profits and lost overhead amounted to approximately $2.5 million. This matter was settled in August, 1997, by the payment to Avondale of an undisclosed sum, which sum has been reflected in these financial statements.

In July 1997 an action was filed against certain officers of Concorde, along with Concorde and the Company (collectively, the "Defendants") in the 134th Judicial District Court of Dallas County, Texas by Eagle Capital Corp. ("Eagle"). In this action Eagle alleged that while such officers were employed by Eagle they disseminated confidential and proprietary information regarding Eagle to the Company in order to create a competing business. Eagle sought to enjoin all Defendants from their alleged possession and use of Eagle's confidential business information and to recover damages in an unspecified amount. This matter was settled in August, 1997, with full release of all parties and without the payment by the Company of any monetary consideration.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 27      Financial data schedule (1).

         (b)     Reports on Form 8-K:

                 During the fiscal quarter ended July 31, 1997 the Company filed a report on Form 8-K dated June 16, 1997 (event date June 2, 1997) respecting the acquisition of 49% of CMN and related assets.


-----------------------

(1) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                CROWN CASINO CORPORATION


                                By:  \s\ Mark D. Slusser
                                     -------------------
                                Mark D. Slusser
                                Chief Financial Officer,
                                Vice President Finance and Secretary
                                (Principal Financial and Accounting Officer)





Dated: September 17, 1997

                                EXHIBIT INDEX



Index No.            Description
27           Financial date schedule (1).



(1) Filed herewith.