Form 10-Q
period 1997-10-31
CROWN GROUP INC /TX/
filed 1997-12-15
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal quarter ended:               Commission file number:
             OCTOBER 31, 1997                              0-14939

                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                63-0851141
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                4040 N. MACARTHUR BLVD., SUITE 100, IRVING, TEXAS
                    (Address of principal executive offices)


                                   75038-6424
                                   (Zip Code)


                                 (972) 717-3423
              (Registrant's telephone number, including area code)


                            CROWN CASINO CORPORATION
                   (Former name if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
        Title of Each Class                                December 15, 1997
        -------------------                                -----------------
Common stock, par value $.01 per share                        9,800,285

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS                                   Crown Group, Inc.

                                                                           October 31, 1997       April 30,
                                                                             (Unaudited)            1997
                                                                             ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 19,128,079        $ 21,117,960
   Receivables                                                                    764,246             345,780
   Loans held for sale                                                          6,204,821
   Prepaids and other assets                                                      239,617              37,674
   Land held for sale                                                                              15,150,000
                                                                             ------------        ------------
        Total current assets                                                   26,336,763          36,651,414
                                                                             ------------        ------------

Property and equipment:
   Furniture, fixtures and equipment                                            2,469,700           1,811,581
   Less accumulated depreciation                                                 (218,703)           (226,404)
                                                                             ------------        ------------
                                                                                2,250,997           1,585,177
                                                                             ------------        ------------

Note receivable from CMN                                                        1,306,000
Investment in CMN and related assets                                            5,583,011
                                                                             ------------        ------------
                                                                             $ 35,476,771        $ 38,236,591
                                                                             ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $     61,654        $     41,284
   Accrued liabilities                                                            298,704             422,609
   Income taxes payable                                                           780,000             335,000
   Deferred income taxes                                                                            1,325,000
                                                                             ------------        ------------
        Total current liabilities                                               1,140,358           2,123,893
                                                                             ------------        ------------

Deferred income taxes, less current portion                                       410,000             400,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      9,826,768 issued and outstanding (10,394,585 at April 30, 1997)              98,268             103,946
   Additional paid-in capital                                                  37,076,418          38,496,803
   Accumulated deficit                                                         (3,248,273)         (2,888,051)
                                                                             ------------        ------------
        Total stockholders' equity                                             33,926,413          35,712,698
                                                                             ------------        ------------
                                                                             $ 35,476,771        $ 38,236,591
                                                                             ============        ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         Crown Group, Inc.
(UNAUDITED)

                                                  Three Months Ended
                                                     October 31,
                                               1997                1996
                                           ------------        ------------
Revenues:
   Interest income                         $    415,299        $    353,604
   Fees and rentals from CMN                    126,334
   Other income                                  14,000             500,000
                                           ------------        ------------
                                                555,633             853,604
                                           ------------        ------------

Costs and expenses:
   General and administrative                 1,017,167             928,535
   Depreciation and amortization                127,191              46,939
   Gaming development                                                20,269
                                           ------------        ------------
                                              1,144,358             995,743
                                           ------------        ------------

Other income (expense):
   Equity in earnings of CMN                    167,806
   Interest expense                              (1,614)            (24,656)
   Gain (loss) on sale of securities             23,674            (526,370)
                                           ------------        ------------
                                                189,866            (551,026)
                                           ------------        ------------

      Loss before income taxes                 (398,859)           (693,165)

Benefit for income taxes                       (348,030)           (225,000)
                                           ------------        ------------

      Net loss                             $    (50,829)       $   (468,165)
                                           ============        ============

Loss per share                             $       (.01)       $       (.04)
                                           ============        ============

Weighted average common and common
     equivalent shares outstanding            9,870,063          11,006,604
                                           ============        ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         Crown Group, Inc.
(UNAUDITED)

                                                     Six Months Ended
                                                        October 31,
                                                  1997                1996
                                              ------------        ------------
Revenues:
   Interest income                            $    794,347        $    954,699
   Fees and rentals from CMN                       216,301
   Other income                                     39,195             500,000
                                              ------------        ------------
                                                 1,049,843           1,454,699
                                              ------------        ------------

Costs and expenses:
   General and administrative                    2,127,454           1,530,453
   Depreciation and amortization                   219,555              91,474
   Gaming development                                                   38,825
                                              ------------        ------------
                                                 2,347,009           1,660,752
                                              ------------        ------------

Other income (expense):
   Equity in earnings of CMN                       407,685
   Interest expense                                 (1,614)            (49,767)
   Gain (loss) on sale of securities                23,674            (526,370)
   Gain on sale of SCGC                                             14,934,543
                                              ------------        ------------
                                                   429,745          14,358,406
                                              ------------        ------------

      Income (loss) before income taxes           (867,421)         14,152,353

Provision (benefit) for income taxes              (507,199)          1,000,000
                                              ------------        ------------


      Net income (loss)                       $   (360,222)       $ 13,152,353
                                              ============        ============

Earnings (loss) per share                     $       (.04)       $       1.15
                                              ============        ============

Weighted average common and common
   equivalent shares outstanding                10,055,465          11,475,228
                                              ============        ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         Crown Group, Inc.
(UNAUDITED)

                                                                       Six Months Ended
                                                                          October 31,
                                                                    1997                1996
                                                               ------------        ------------
Operating activities:
   Net income (loss)                                           $   (360,222)       $ 13,152,353
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                                 219,555              91,474
      Deferred income taxes                                      (1,315,000)         (2,700,000)
      Equity in earnings of CMN                                    (407,685)
      Gain on sale of SCGC                                                          (14,934,543)
      (Gain) loss on sale of securities                             (23,674)            526,370
      Changes in assets and liabilities:
          Receivables                                              (318,466)            103,597
          Loans originated or acquired                           (6,204,821)
          Prepaids and other assets                                 (61,057)           (223,615)
          Accounts payable and accrued liabilities                 (218,535)           (757,477)
          Income taxes payable                                      445,000           3,700,000
                                                               ------------        ------------
       Net cash used by operating activities                     (8,244,905)         (1,041,841)
                                                               ------------        ------------

Investing activities:
   Purchase of assets                                              (755,950)           (169,564)
   Deferred transaction costs                                                          (161,900)
   Sale of land                                                  15,250,000
   Purchase of securities                                          (339,207)         (4,023,118)
   Sale of securities                                               221,995           4,090,615
   Issuance of note receivable                                     (100,000)
   Collection of notes receivable                                   404,250          10,000,000
   Purchase of CMN and related assets                            (7,000,001)
                                                               ------------        ------------
       Net cash provided by investing activities                  7,681,087           9,736,033
                                                               ------------        ------------

Financing activities:
   Purchase of common stock                                      (1,426,063)         (3,080,485)
   Payments of capital lease obligations                                                (38,830)
                                                               ------------        ------------
       Net cash used by financing activities                     (1,426,063)         (3,119,315)
                                                               ------------        ------------

Increase (decrease) in cash and cash equivalents                 (1,989,881)          5,574,877
Cash and cash equivalents at: Beginning of period                21,117,960             668,853
                                                               ------------        ------------

                              End of period                    $ 19,128,079        $  6,243,730
                                                               ============        ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    Crown Group, Inc.
FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
(UNAUDITED)



NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Crown Group, Inc., formerly Crown Casino Corporation, ("Crown" or the "Company") is a holding company which presently owns 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, and 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina. Crown also owns 100% of Gaming Entertainment Management Services, Inc. ("GEMS") which owned an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada. In September 1997 GEMS sold the Las Vegas land for $15.25 million. The Company is presently focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending.

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

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first or second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. ("Casino Magic"). CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract (see Note C).

In October 1997, upon receiving shareholder approval, the Company changed its name from Crown Casino Corporation to Crown Group, Inc. to more accurately reflect the diversified nature of the Company's business.



NOTE B - BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

Origination Fees and Costs

The Company earns various fees and incurs certain costs in connection with the origination of loans. Such loan origination fees, net of direct loan costs, are deferred until such time as the related loan is sold, whereupon such net fees are recognized as a component in the calculation of the gain on sale of loans.

Investment in CMN

The Company accounts for its 49% interest in CMN using the equity method of accounting. The Company's investment in CMN is translated into U.S. Dollars from Argentine Pesos based upon the exchange rate in effect on the balance sheet date. CMN's net operating results are translated into U.S. Dollars based upon the average exchange rate during the period.

Amortization of CMN Related Assets

As discussed in Note C the Company acquired interests in certain agreements and other assets in connection with its purchase of 49% of CMN. The management and royalty agreements are being amortized over 9 1/2 years which represents the remaining term of the concession contract. The slot equipment and lease are being amortized over five years. Accumulated amortization of such agreements and equipment amounted to $129,425 as of October 31, 1997.

Income Taxes

The provision for income taxes differs from the amount by applying the statutory federal income tax rate primarily as a result of available foreign tax credits on the Company's portion of earnings generated by CMN.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1998 presentation.



NOTE C - ACQUISITION OF 49% OF CMN

On June 2, 1997 the Company acquired 49% of the capital stock of CMN, as well as interests in certain other assets and contracts related to CMN, from Casino Magic for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract that expires in 2007, but can be extended by CMN for an additional five years under certain circumstances. The interests in certain other assets and contracts included (i) a demand promissory note in the amount of $4,226,743 issued by CMN, (ii) a 16.4% interest in a certain management agreement relating to CMN, and (iii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN.

Pursuant to the various CMN agreements, the Company receives its respective share of fees and rental payments due under such agreements.

The Company has allocated the purchase price as follows (in thousands):


Purchase price:
     Cash                                            $  7,000
     Transaction costs                                     15
                                                      -------
                                                     $  7,015
                                                      =======

Purchase price allocation:
     Note receivable                                 $  4,226
     Management and royalty agreements                    504
     Slot equipment and lease                           1,290
     Stock of CMN                                         995
                                                      -------
                                                     $  7,015
                                                      =======

In October 1997, each of the Company and Casino Magic converted approximately $2.5 million of principal due on certain notes receivable from CMN into shares of CMN capital stock such that each party retained the same ownership percentage of CMN as previously held. At October 31, 1997 CMN had assets, liabilities and stockholders' equity of approximately $12.3 million, $4.5 million, and $7.8 million, respectively. For the six months ended October 31, 1997 CMN's summarized unaudited results of operations were as follows (in thousands):

Revenues                                             $  8,821
Costs and expenses                                      7,434
Provision for income taxes                                413
                                                      -------
        Net income                                   $    974
                                                      =======

The following unaudited condensed pro forma results of operations of the Company for the six months ended October 31, 1997 and 1996 were prepared as if the acquisition of 49% of CMN and related assets had occurred on May 1, 1997 and May 1, 1996, respectively (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) recognizing the Company's pro-rata share of CMN earnings and contractual fees, (ii) recording interest income on the note receivable from CMN, (iii) eliminating interest income on the $7 million used to acquire 49% of CMN and related assets, and (iv) amortizing the CMN related agreements and equipment.

                                                   Six Months Ended
                                                     October 31,
                                                 1997           1996
                                               -------        -------
Revenue                                        $ 1,092        $ 1,698
Net income (loss)                                 (280)        13,533
Income (loss) per share                        $  (.03)       $  1.18

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



NOTE E - WAREHOUSE LINE OF CREDIT

In December 1997 the Company entered into a $20 million warehouse line of credit with a bank. Borrowings under the warehouse line may be used for the origination or purchase of mortgage loans. The warehouse line matures in December 1998 and borrowings under such facility bear interest principally at the U.S. Federal Funds rate plus 2.25%. The warehouse line is secured by certain mortgage loans.

NOTE F -  STOCK REPURCHASE PROGRAM

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market. At October 31, 1997 the Company had repurchased 1,848,791 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



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



NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the six months ended October 31, 1997 and 1996:

                                                                     Six Months Ended
                                                                       October 31,
                                                                 1997              1996
                                                             -----------       -----------
Conversion of a portion of CMN note to equity                $ 2,516,493
Stock received for sale of second 50% interest in SCGC                         $12,025,000
Income taxes paid                                                300,000
Interest paid                                                      1,614            49,767

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.



OVERVIEW

Crown Group, Inc., formerly Crown Casino Corporation, ("Crown" or the "Company") is a holding company which presently owns 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, and 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina. Crown also owns 100% of Gaming Entertainment Management Services, Inc. ("GEMS") which owned an 18.6 acre tract of land in the gaming district of Las Vegas, Nevada. In September 1997 GEMS sold the Las Vegas land for $15.25 million. The Company is presently focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending.

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

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first or second liens on residential properties. These loans are expected to be sold in privately negotiated transactions as well as to institutional investors in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract.



RESULTS OF OPERATIONS

Three months ended October 31, 1997 compared to the three months ended October 31, 1996

Interest income for the three months ended October 31, 1997 increased $61,695 compared to the same period in the prior fiscal year. The increase was principally the result of an increase in the amount of mortgage loans outstanding during the current fiscal period and the prepayment of LRGP Note A in the amount $10 million in August 1996 that had been earning interest at 11.5% per annum.

General and administrative expenses for the three months ended October 31, 1997 increased $88,632 compared to the same period in the prior fiscal year. The increase was principally the result of approximately $380,000 of expenses associated with operating Concorde's mortgage based lending business, partially offset by decreases in consulting and travel expenses. Depreciation and amortization for the three months ended October 31, 1997 increased $80,252 compared to the same period in the prior fiscal year. The increase was the result of amortizing certain CMN related assets and agreements. Gaming development costs for the three months ended October 31, 1997 decreased $20,269 compared to the same period in the prior fiscal year as a result of the Company's decision to cease pursuing gaming opportunities in the United States.

Six months ended October 31, 1997 compared to the six months ended October 31, 1996

Interest income for the six months ended October 31, 1997 decreased $160,352 compared to the same period in the prior fiscal year. The decrease was principally the result of earning 11.5% per annum on the $20 million of notes due from LRGP during most of the prior fiscal period, as compared to earning from 5.3% to approximately 17.0% on monies invested in certain money market funds, residential mortgage notes and certain other notes held during the current fiscal period. Other income in the prior fiscal period pertains to a fee earned by the Company in assisting another company complete an acquisition.

General and administrative expenses for the six months ended October 31, 1997 increased $597,001 compared to the same period in the prior fiscal year. The increase was principally the result of (i) approximately $453,000 of expenses associated with the operation of Concorde's mortgage based lending business and (ii) approximately $520,000 of costs associated with defending and settling certain lawsuits, partially offset by
(iii) decreases in compensation, consulting and travel expenses. Depreciation and amortization for the six months ended October 31, 1997 increased $128,081 compared to the same period in the prior fiscal year. The increase was the result of amortizing certain CMN related assets and agreements. Gaming development costs for the six months ended October 31, 1997 decreased $38,825 compared to the same period in the prior fiscal year as a result of the Company's decision to cease pursuing gaming opportunities in the United States.



LIQUIDITY AND CAPITAL RESOURCES

As of December 8, 1997 the Company's sources of liquidity included (i) approximately $15 million cash on hand, (ii) approximately $11 million of mortgage and other notes receivable, (iii) a $20 million warehouse line of credit with a bank, and (iv) the issuance of debt and/or equity.

While the Company is focusing on (i) the acquisition or development of other casino gaming properties in Argentina, (ii) the development and expansion of Concorde's mortgage based lending business, and (iii) the potential acquisition or development of other businesses unrelated to casino gaming or mortgage based lending, the Company has made no definitive plans for the utilization of the Company's capital resources. Presently management believes that the Company's capital resources are sufficient to satisfy its identified capital needs for the next twelve months.

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 2,000,000 shares of the Company's common stock from time to time in the open market. As of October 31, 1997 the Company had repurchased 1,848,791 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Crown Group, Inc.

The Company's 1997 annual meeting of shareholders was held on October 1, 1997. The record date for such meeting was August 15, 1997 on which date there were a total of 9,935,785 shares of common stock outstanding and entitled to vote. At such meeting the following proposals were approved by the Company's shareholders:

         1.  Election of Directors.

                              Votes           Votes              Votes
                               For           Against           Abstained
                            ----------       --------          ----------
Edward R. McMurphy          9,073,576        104,734              50,342
T.J. Falgout, III           9,072,276        103,234              50,342
David J. Douglas            9,075,276        103,034              50,342
J. David Simmons            9,075,476        102,834              50,342
Gerald L. Adams             9,075,276        103,034              50,342
Robert J. Kehl              9,072,276        106,034              50,342
Gerard M. Jacobs            8,895,223        283,087              50,342

         2. Proposal to change the name of the Company from Crown Casino Corporation to Crown Group, Inc.

                  Votes for                                 9,177,150
                  Votes against                                37,567
                  Votes abstained                              13,935


         3. Proposal to adopt the Company's 1997 Stock Option Plan.

                  Votes for                                 4,843,676
                  Votes against                               665,414
                  Votes abstained                             112,668
                  Broker non-votes                          3,606,894



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



                                        CROWN GROUP, INC.



                                        By: \s\ Mark D. Slusser
                                           ------------------------------------
                                            Mark D. Slusser
                                            Chief Financial Officer, Vice
                                            President Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)


Dated: December 15, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  27                   Financial Data Schedule