Form 10-Q
period 1998-01-31
CROWN GROUP INC /TX/
filed 1998-03-17
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal quarter ended:            Commission file number:
             JANUARY 31, 1998                           0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                       63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
        Title of Each Class                                      March 13, 1998
        -------------------                                      --------------
Common stock, par value $.01 per share                              9,497,820

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS                                    Crown Group, Inc.


                                                                                    January 31, 1998      April 30,
                                                                                      (Unaudited)           1997
                                                                                    ----------------    ------------
                                                            ASSETS

Current assets:
   Cash and cash equivalents                                                          $ 16,029,565      $ 21,117,960
   Notes and other receivables                                                             888,906           345,780
   Mortgage loans held for sale, net                                                     8,708,076
   Prepaids and other assets                                                               418,492            37,674
   Land held for sale                                                                                     15,150,000
                                                                                      ------------      ------------
        Total current assets                                                            26,045,039        36,651,414
                                                                                      ------------      ------------

Property and equipment:
   Furniture, fixtures and equipment                                                     2,818,907         1,811,581
   Less accumulated depreciation                                                          (271,851)         (226,404)
                                                                                      ------------      ------------
                                                                                         2,547,056         1,585,177
                                                                                      ------------      ------------

Note receivable from Paaco                                                               3,000,000
Note receivable from CMN                                                                 1,172,000
Investment in CMN and related assets                                                     5,630,559
                                                                                      ------------      ------------

                                                                                      $ 38,394,654      $ 38,236,591
                                                                                      ============      ============



                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $    232,458      $     41,284
   Accrued liabilities                                                                     378,615           422,609
   Income taxes payable                                                                     87,500           335,000
   Deferred income taxes                                                                                   1,325,000
   Warehouse line of credit                                                              4,189,889
                                                                                      ------------      ------------
        Total current liabilities                                                        4,888,462         2,123,893
                                                                                      ------------      ------------

Deferred income taxes, less current portion                                                351,431           400,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
   Common stock, par value $.01 per share, 50,000,000 shares authorized
      9,569,020 issued and outstanding (10,394,585 at April 30, 1997)                       95,690           103,946
   Additional paid-in capital                                                           36,293,649        38,496,803
   Accumulated deficit                                                                  (3,234,578)       (2,888,051)
                                                                                      ------------      ------------
        Total stockholders' equity                                                      33,154,761        35,712,698
                                                                                      ------------      ------------

                                                                                      $ 38,394,654      $ 38,236,591
                                                                                      ============      ============



See accompanying notes to consolidated financial statements.
                                        2

CONSOLIDATED STATEMENTS OF OPERATIONS                          Crown Group, Inc.
(UNAUDITED)

                                               Three Months Ended
                                                  January 31,
                                             1998             1997
                                         -----------      -----------
Revenues:
   Interest income                       $   586,423      $   297,600
   Gain on sale of mortgage loans            430,434
   Fees and rentals from CMN                 132,981
   Other income                               14,800
                                         -----------      -----------
                                           1,164,638          297,600
                                         -----------      -----------

Costs and expenses:
   General and administrative              1,202,306          659,023
   Depreciation and amortization             130,803           38,978
   Gaming development                                           2,108
   Gaming acquisition abandonment                             696,009
                                         -----------      -----------
                                           1,333,109        1,396,118
                                         -----------      -----------

Other income (expense):
   Equity in earnings of CMN                 125,203
   Interest expense                          (80,081)         (18,946)
   Gain (loss) on sale of securities          40,895       (4,728,488)
                                         -----------      -----------
                                              86,017       (4,747,434)
                                         -----------      -----------

      Loss before income taxes               (82,454)      (5,845,952)

Benefit for income taxes                     (96,149)      (2,315,000)
                                         -----------      -----------


      Net income (loss)                  $    13,695      $(3,530,952)
                                         ===========      ===========


Earnings (loss) per share:
   Basic                                 $       .00      $      (.34)
                                         ===========      ===========

   Diluted                               $       .00      $      (.34)
                                         ===========      ===========








See accompanying notes to consolidated financial statements.
                                        3

CONSOLIDATED STATEMENTS OF OPERATIONS                          Crown Group, Inc.
(UNAUDITED)

                                                  Nine Months Ended
                                                     January 31,
                                                1998              1997
                                            ------------      ------------
Revenues:
   Interest income                          $  1,380,770      $  1,252,299
   Gain on sale of mortgage loans                430,434
   Fees and rentals from CMN                     349,282
   Other income                                   53,995           500,000
                                            ------------      ------------
                                               2,214,481         1,752,299
                                            ------------      ------------

Costs and expenses:
   General and administrative                  3,329,760         2,189,476
   Depreciation and amortization                 350,358           130,452
   Gaming development                                               40,933
   Gaming acquisition abandonment                                  696,009
                                            ------------      ------------
                                               3,680,118         3,056,870
                                            ------------      ------------

Other income (expense):
   Equity in earnings of CMN                     532,888
   Interest expense                              (81,695)          (68,713)
   Gain (loss) on sale of securities              64,569        (5,254,858)
   Gain on sale of SCGC                                         14,934,543
                                            ------------      ------------
                                                 515,762         9,610,972
                                            ------------      ------------

      Income (loss) before income taxes         (949,875)        8,306,401

Benefit for income taxes                        (603,348)       (1,315,000)
                                            ------------      ------------


      Net income (loss)                     $   (346,527)     $  9,621,401
                                            =============     ============


Earnings (loss) per share:
  Basic                                     $       (.03)     $        .87
                                            ============      ============

  Diluted                                   $       (.03)     $        .86
                                            ============      ============






See accompanying notes to consolidated financial statements.
                                        4

CONSOLIDATED STATEMENTS OF CASH FLOWS                          Crown Group, Inc.
(UNAUDITED)

                                                                   Nine Months Ended
                                                                       January 31,
                                                                 1998              1997
                                                             ------------      ------------
Operating activities:
   Net income (loss)                                         $   (346,527)     $  9,621,401
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
      Depreciation and amortization                               350,358           130,452
      Deferred income taxes                                    (1,373,569)       (1,750,000)
      Provision for credit losses                                  21,500
      Gain on sale of mortgage loans                             (430,434)
      (Gain) loss on sale of securities                           (64,569)        5,254,858
      Gain on sale of SCGC                                                      (14,934,543)
      Write-down of assets                                                          696,009
      Equity in earnings of CMN                                  (532,888)
      Changes in assets and liabilities:
          Notes and other receivables                            (543,126)          413,680
          Mortgage loans originated or acquired               (17,252,309)
          Mortgage loans sold and principal repayments          8,953,167
          Prepaids and other assets                              (165,649)           32,645
          Accounts payable and accrued liabilities                 32,180            15,324
          Income taxes payable                                   (247,500)         (435,000)
                                                             ------------      ------------
       Net cash used by operating activities                  (11,599,366)         (955,174)
                                                             ------------      ------------

Investing activities:
   Purchase of assets                                          (1,105,157)         (875,060)
   Sale of land/assets                                         15,250,000           325,000
   Purchase of securities                                      (1,939,285)       (4,023,118)
   Sale of securities                                           1,788,685        11,593,260
   Loan to Paaco                                               (3,000,000)
   Sale/collection of notes receivable                            538,250        19,200,000
   Purchase of CMN and related assets                          (7,000,001)
                                                             ------------      ------------
       Net cash provided by investing activities                4,532,492        26,220,082
                                                             ------------      ------------

Financing activities:
   Purchase of common stock                                    (2,211,410)       (3,258,595)
   Borrowings under warehouse line of credit, net               4,189,889
   Payments of debt and capital lease obligations                                  (985,898)
                                                             ------------      ------------
       Net cash provided (used) by financing activities         1,978,479        (4,244,493)
                                                             ------------      ------------

Increase (decrease) in cash and cash equivalents               (5,088,395)       21,020,415
Cash and cash equivalents at: Beginning of period              21,117,960           668,853
                                                             ------------      ------------

                              End of period                  $ 16,029,565      $ 21,689,268
                                                             ============      ============



See accompanying notes to consolidated financial statements.
                                        5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     Crown Group, Inc.
FOR THE NINE MONTHS ENDED JANUARY 31, 1998
(UNAUDITED)



NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Crown Group, Inc., formerly Crown Casino Corporation, ("Crown" or the "Company") is a holding company which presently owns (i) 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (ii) 53% of Paaco, Inc. ("Paaco"), a vertically integrated used car sales and finance company, (iii) 80% of Precision IBC, Incorporated ("Precision") and M & S Tank Rentals, Inc. ("M & S"), suppliers of intermediate bulk containers, and (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), the owner and operator of two casinos in the Province of Neuquen, Argentina. The Company is presently focusing on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields.

From June 1993, with the acquisition of 100% of St. Charles Gaming Company, Inc. ("SCGC"), until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. SCGC owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana, which had been in the development stage until opening in July 1995. In June 1995 the Company sold a 50% interest in SCGC to Louisiana Riverboat Gaming Partnership ("LRGP") and in May 1996 sold its remaining 50% interest in SCGC to Casino America, Inc. ("Casino America") (see Note F).

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are collateralized primarily by first or second liens on residential properties. These loans are presently being sold in privately negotiated transactions to institutional investors, and in the future may be sold in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. ("Casino Magic"). CMN owns and operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract (see Note C).

In February 1998 the Company acquired 53% of the common stock of Paaco. Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft. Worth area (see Note D).

In February and March 1998 the Company acquired 80% of the common stock of Precision and M & S, respectively. Precision and M & S are in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers (see Note E).

In October 1997, upon receiving shareholder approval, the Company changed its name from Crown Casino Corporation to Crown Group, Inc. to more accurately reflect the diversified nature of the Company's business.



NOTE B - BASIS OF PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

Origination Fees and Costs

The Company earns various fees and incurs certain costs in connection with the origination of mortgage loans. Such loan origination fees, net of direct loan costs, are deferred until such time as the related loan is sold, whereupon such net fees are recognized as a component in the calculation of the gain on sale of mortgage loans.

Investment in CMN

The Company accounts for its 49% interest in CMN using the equity method of accounting. The Company's investment in CMN is translated into U.S. Dollars from Argentine Pesos based upon the exchange rate in effect on the balance sheet date. CMN's net operating results are translated into U.S. Dollars based upon the average exchange rate during the period.

Amortization of CMN Related Assets

As discussed in Note C the Company acquired interests in certain agreements and other assets in connection with its purchase of 49% of CMN. The management and royalty agreements are being amortized over 9 1/2 years which represents the remaining term of the concession contract. The slot equipment and lease are being amortized over five years. Accumulated amortization of such agreements and equipment amounted to $207,080 as of January 31, 1998.

Income Taxes

The provision for income taxes differs from the amount by applying the statutory federal income tax rate primarily as a result of available foreign tax credits on the Company's portion of earnings generated by CMN.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1998 presentation.

Earnings (Loss) Per Share:

Effective November 1, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share ("EPS")," which replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Fully diluted EPS remains the same under SFAS No. 128 but is referred to as diluted EPS. Calculations of basic and diluted EPS are as follows. Prior period EPS data has been restated to conform with the provisions of SFAS No. 128.



                                                              For the Three Months Ended
                          -----------------------------------------------------------------------------------------------
                                       January 31, 1998                                     January 31, 1997
                          ------------------------------------------            -----------------------------------------
                            Income         Shares            EPS                Income (loss)      Shares          EPS
                          ----------     -----------      ----------            --------------   -----------    ---------
Basic EPS                 $   13,695       9,742,747      $      .00            $   (3,530,952)   10,424,961    $    (.34)
                                                          ==========                                            =========
Options                                      195,243
Warrants                                      21,653
                          ----------     -----------                            --------------   -----------

Diluted EPS               $   13,695       9,959,643      $      .00            $   (3,530,952)   10,424,961    $    (.34)
                          ==========     ===========      ==========            ==============   ===========    =========

                                                              For the Nine Months Ended
                        --------------------------------------------------------------------------------------------------
                                      January 31, 1998                                      January 31, 1997
                        ----------------------------------------------           -----------------------------------------
                        Income (loss)        Shares           EPS                  Income          Shares           EPS
                        -------------     ------------     ----------            -----------     -----------      --------
Basic EPS               $    (346,527)       9,951,226     $     (.03)           $ 9,621,401      11,018,631      $    .87
                                                           ==========                                             ========
Options                                                                                              160,392
                        -------------     ------------                           -----------     -----------

Diluted EPS             $    (346,527)       9,951,226     $     (.03)           $ 9,621,401      11,179,023      $    .86
                        =============     ============     ==========            ===========     ===========      ========

Options and warrants to purchase an aggregate of 1,983,889 shares of Common Stock at prices ranging from $.41 to $12.00 per share were outstanding as of January 31, 1998 but were not included in the computation of diluted EPS for the nine months then ended because inclusion of such potentially diluting shares would be antidilutive. These options and warrants expire between March 1998 and July 2007.



NOTE C - ACQUISITION OF 49% OF CMN

On June 2, 1997 the Company acquired 49% of the capital stock of CMN, as well as interests in certain other assets and contracts related to CMN, from Casino Magic for a purchase price of $7 million. CMN owns and operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract that expires in 2007, but can be extended by CMN for an additional five years under certain circumstances. The interests in certain other assets and contracts included (i) a demand promissory note in the amount of $4,226,743 issued by CMN, (ii) a 16.4% interest in a certain management agreement relating to CMN, and (iii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN.

Pursuant to the various CMN agreements, the Company receives its respective share of fees and rental payments due under such agreements.

The Company has allocated the purchase price as follows (in thousands):


Purchase price:
     Cash                                            $  7,000
     Transaction costs                                     15
                                                     --------

                                                     $  7,015
                                                     ========

Purchase price allocation:
     Note receivable                                 $  4,226
     Management and royalty agreements                    504
     Slot equipment and lease                           1,290
     Stock of CMN                                         995
                                                     --------

                                                     $  7,015
                                                     ========

In October 1997, each of the Company and Casino Magic converted approximately $2.5 million of principal due on certain notes receivable from CMN into shares of CMN capital stock such that each party retained the same ownership percentage of CMN as previously held. At January 31, 1998 CMN had assets, liabilities and stockholders' equity of approximately $12.3 million, $4.2 million, and $8.1 million, respectively. For the nine months ended January 31, 1998 CMN's summarized unaudited results of operations were as follows (in thousands):


Revenues                                             $  13,382
Costs and expenses                                      11,572
Provision for income taxes                                 581
                                                     ---------

        Net income                                   $   1,229
                                                     =========

The following unaudited condensed pro forma results of operations of the Company for the nine months ended January 31, 1998 and 1997 were prepared as if the acquisition of 49% of CMN and related assets had occurred on May 1, 1997 and May 1, 1996, respectively (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) recognizing the Company's pro-rata share of CMN earnings and contractual fees, (ii) recording interest income on the note receivable from CMN, (iii) eliminating interest income on the $7 million used to acquire 49% of CMN and related assets, and (iv) amortizing the CMN related agreements and equipment.


                                                               Nine Months Ended
                                                                  January 31,
                                                             1998              1997
                                                             ----              ----
Revenue                                                  $  2,257           $   2,116
Net income (loss)                                            (266)              9,942
Earnings (loss) per share                                $   (.03)          $     .89

The unaudited condensed pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition of 49% of CMN and related assets taken place on the dates indicated.



NOTE D - ACQUISITION OF 53% OF PAACO

Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million. The purchase price was funded from cash on hand and the conversion of a $3 million note receivable from Paaco. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders").

Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft. Worth area. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market. For the year ended December 31, 1997 Paaco's unaudited revenues were approximately $48 million.

In connection with the Paaco transaction, Crown and the Paaco Management Shareholders entered into a Shareholders' Agreement (the "Paaco Shareholders' Agreement") which provides, among other things, that in the event either the Company or any Paaco Management Shareholder desires to sell their interest in Paaco such shareholder must first offer to sell such interest to Paaco and the other shareholders in accordance with the provisions of the Paaco Shareholders' Agreement.



NOTE E - ACQUISITION OF 80% OF PRECISION AND M & S

On February 3, 1998 the Company acquired 80% of the common stock of Precision for a purchase price of approximately $2.4 million. The shares of Precision common stock were purchased directly from Precision's President, Van P. Finger, who previously was the sole shareholder of Precision. In connection with this transaction, the Company loaned Precision approximately $3.1 million, the proceeds of which were used to pay off existing bank debt.

On March 5, 1998 the Company acquired 80% of the common stock of M & S for a purchase price of $1.65 million. The shares were purchased directly from M & S's President, Mark McAdams, who previously was the sole shareholder of M & S.

Precision and M & S are in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers to customers primarily in the petroleum and chemical industries. For the year ended December 31, 1997 Precision's and M & S's unaudited revenues were approximately $3.3 million and $.8 million, respectively. It is the Company's intention to merge Precision and M & S together.

As part of the Precision and M & S transactions, the Company entered into a Right of First Refusal and Put Agreement ( the "First Refusal and Put Agreement") with each of Mr. Finger and Mr. McAdams. The First Refusal and Put Agreements provide among other things, that in the event Mr. Finger or Mr. McAdams desire to sell their interest in Precision or M & S, as the case may be, they must first offer to sell such interest to Crown under the terms and conditions provided in the agreements. Pursuant to these agreements, each of Mr. Finger and Mr. McAdams have the right to make an election during the months of June 2000 or June 2001 to cause Crown to purchase all of their shares of Precision or M & S common stock, as the case may be, based upon the Fair Market Value of their stock, as such term is defined in the First Refusal and Put Agreements.



NOTE F - SALE OF SCGC INTEREST

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



NOTE G - WAREHOUSE LINE OF CREDIT

In December 1997 Concorde entered into a $20 million warehouse line of credit with a bank. Borrowings under the warehouse line may be used for the origination or purchase of mortgage loans. The warehouse line matures in December 1998 and borrowings under such facility bear interest principally at the U.S. Federal Funds rate plus 2.25%. The warehouse line is collateralized by certain mortgage loans.



NOTE H -  STOCK REPURCHASE PROGRAM

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 3,000,000 shares of the Company's common stock from time to time in the open market. As of January 31, 1998 the Company had repurchased 2,106,539 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



NOTE I - COMMITMENTS AND CONTINGENCIES

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

The Company has also made a commitment to acquire an additional 11% interest in CMN (bringing the Company's ownership interest up to 60%) for a purchase price of $2 million. Such potential purchase is subject to a number of conditions, and presently the Company can not predict the likelihood of whether such conditions will be satisfied.

In connection with the Company's sale of mortgage loans in the ordinary course of business, such loan sales involve limited recourse to the Company for the first few months following the sale. Generally, the events which could give rise to these recourse provisions involve (i) the prepayment of a loan within six months of the sale, and (ii) the foreclosure of a loan that results in a loss within 120 days of such sale. Considering the relatively short time frame in which these events must occur in order to give rise to the recourse provisions, management believes the risk of loss associated with these recourse provisions is minimal.



NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows for the nine months ended January 31, 1998 and 1997:

                                                                                Nine Months Ended
                                                                                   January 31,
                                                                              1998               1997
                                                                             ------             -----
             Conversion of a portion of CMN note to equity                 $2,516,493
             Stock received for sale of second 50% interest in SCGC                           $12,025,000
             Income taxes paid                                                925,000
             Interest paid                                                     58,620              68,713


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.


OVERVIEW

Crown Group, Inc., formerly Crown Casino Corporation, ("Crown" or the "Company") is a holding company which presently owns (i) 79% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (ii) 53% of Paaco, Inc. ("Paaco"), a vertically integrated used car sales and finance company, (iii) 80% of Precision IBC, Incorporated ("Precision") and M & S Tank Rentals, Inc. ("M & S"), suppliers of intermediate bulk containers, and (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), the owner and operator of two casinos in the Province of Neuquen, Argentina. The Company is presently focusing on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields.

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

In November 1996 the Company decided to cease pursuing gaming opportunities in the United States and began pursuing business opportunities in fields unrelated to casino gaming. As a result in June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are collateralized primarily by first or second liens on residential properties. These loans are presently being sold in privately negotiated transactions to institutional investors, and in the future may be sold in the secondary market through securitization programs.

Also in June 1997 the Company acquired a 49% interest in CMN and related assets from Casino Magic Corp. for a purchase price of $7 million. CMN owns and operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract.

In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million. Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft. Worth area.

In February and March 1998 the Company acquired 80% of the common stock of Precision and M & S, respectively, for an aggregate purchase price of approximately $4.0 million. Precision and M & S are in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers.


RESULTS OF OPERATIONS

Three months ended January 31, 1998 compared to the three months ended January 31, 1997

Interest income for the three months ended January 31, 1998 increased $288,823 compared to the same period in the prior fiscal year. The increase was principally the result of an increase in the amount of mortgage loans outstanding during the current fiscal period.

General and administrative expenses for the three months ended January 31, 1998 increased $543,283 compared to the same period in the prior fiscal year. The increase was principally the result of approximately $650,000 of expenses associated with operating Concorde's mortgage based lending business, partially offset by decreases in compensation, consulting and travel expenses. Depreciation and amortization for the three months ended January 31, 1998 increased $91,825 compared to the same period in the prior fiscal year. The increase was principally the result of amortizing certain CMN related assets and agreements, and depreciating certain new equipment acquired in connection with Concorde's mortgage based lending business.

Interest expense for the three months ended January 31, 1998 increased $61,135 compared to the same period in the prior fiscal year. The increase was the result of borrowings on a warehouse line of credit in connection with Concorde's mortgage based lending business.

Nine months ended January 31, 1998 compared to the nine months ended January 31, 1997

Interest income for the nine months ended January 31, 1998 increased $128,471 compared to the same period in the prior fiscal year. The increase was principally the result of an increase in the amount of mortgage loans outstanding during the current fiscal period, partially offset by a decrease in interest income resulting from the sale and payoff of $20 million of notes due from LRGP which had been earning interest at 11.5% per annum during a portion of the prior fiscal period. Other income in the prior fiscal period pertains to a fee earned by the Company in assisting another company complete an acquisition.

General and administrative expenses for the nine months ended January 31, 1998 increased $1,140,284 compared to the same period in the prior fiscal year. The increase was principally the result of (i) approximately $1,100,000 of expenses associated with the operation of Concorde's mortgage based lending business and
(ii) approximately $520,000 of costs associated with defending and settling certain lawsuits, partially offset by (iii) decreases in compensation, consulting and travel expenses. Depreciation and amortization for the nine months ended January 31, 1998 increased $219,906 compared to the same period in the prior fiscal year. The increase was the result of amortizing certain CMN related assets and agreements, and depreciating certain new equipment acquired in connection with Concorde's mortgage based lending business. Gaming development costs for the nine months ended January 31, 1998 decreased $40,933 compared to the same period in the prior fiscal year as a result of the Company's decision to cease pursuing gaming opportunities in the United States.


LIQUIDITY AND CAPITAL RESOURCES

As of March 13, 1998 the Company's sources of liquidity included (i) approximately $4 million of cash on hand, (ii) approximately $12 million of mortgage and other notes receivable, (iii) approximately $12 million available to be drawn under a $20 million warehouse line of credit with a bank, and (iv) the issuance of debt and/or equity.

The Company intends to focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. The Company anticipates it will obtain a revolving credit facility of approximately $5 million in connection with Precision's and M & S's intermediate bulk container rental businesses. Proceeds from such facility will be used to
(i) repay approximately $3.3 million of monies the Company has advanced to Precision, and (ii) expand the number of tanks in Precision's and M & S's rental fleets. The Company has also made a commitment to acquire an additional 11% interest in CMN (bringing the Company's ownership interest up to 60%) for a purchase price of $2 million. Such potential purchase is subject to a number of conditions, and presently the Company can not predict the likelihood of whether such conditions will be satisfied. Presently management believes that the Company's capital resources are sufficient to satisfy its identified capital needs for the next twelve months.

In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 3,000,000 shares of the Company's common stock from time to time in the open market. As of January 31, 1998 the Company had repurchased 2,106,539 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.


FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, the risk that the Company may not expand its existing businesses, or acquire or develop businesses in other fields, or if so acquired or developed, operate such businesses profitably. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                    Crown Group, Inc.

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





                                              CROWN GROUP, INC.



                                              By:      /s/ Mark D. Slusser
                                                       ------------------------
                                                       Mark D. Slusser
                                                       Chief Financial Officer,
                                                       Vice President Finance
                                                       and Secretary
                                                       (Principal Financial and
                                                       Accounting Officer)






Dated: March 16, 1998

                               INDEX TO EXHIBITS

Exhibit
Number          Description
-------         -----------
 27             Financial data schedule (1).


---------------------
(1) Filed herewith.