Form 10-K405
period 1998-04-30
CROWN GROUP INC /TX/
filed 1998-08-13
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:                                                             Commission file number:
             APRIL 30, 1998                                                                           0-14939



                               CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                            TEXAS                                                                     63-0851141
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 10, 1998 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (7,516,394 shares) was $26,777,154.

As of August 10, 1998 there were 10,243,731 shares of the Registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1998 are incorporated by reference into Part II of this report, and portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of Argentina's government, currency exchange rate fluctuations, the repatriation of funds from Argentina, domestic or global economic conditions (particularly in the Dallas/Ft. Worth area), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations.


GENERAL AND HISTORY

Crown Group, Inc. ("Crown") and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. For a summary of the Company's operating results and other financial data by business segment, see Note S of the Company's consolidated financial statements appearing elsewhere in this annual report. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other businesses unrelated to its existing businesses.

Since its inception in 1983 through June 1993 the Company was engaged in various facets of the cable and related programming businesses. During 1992 the Company sold the majority of its programming business and began exploring new business opportunities. In June 1993 the Company made the decision to enter the gaming business, and, as a result, proceeded to sell the balance of its cable assets.

From June 1993, with the acquisition of 100% of St. Charles Gaming Company, Inc. ("SCGC"), until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. SCGC owns and operates a riverboat gaming casino located in Calcasieu Parish, Louisiana which had been in the development stage until opening in July 1995. The Company sold a 50% interest in SCGC in June 1995 and the remaining 50% interest in May 1996, in each case resulting in a substantial gain.

In November 1996 the Company decided to expand its business interests beyond casino gaming and began pursuing business opportunities in other fields. As a result the Company has either acquired or formed a number of businesses in a variety of industries as follows:

         CMN - In June 1997 the Company acquired a 49% interest in CMN from Casino Magic Corp. ("Casino Magic") for a purchase price of $7 million. CMN operates casinos in the cities of Neuquen and San Martin de los Andes ("San Martin") in the Province of Neuquen, Argentina under an exclusive concession contract.

         CONCORDE - In June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are sold in privately negotiated transactions to institutional investors and other third parties.

         PAACO - In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco. Effective May 1, 1998 the Company purchased an additional 12% interest in Paaco from the management shareholders. The purchase price of approximately $1.5 million was paid by issuing 375,000 shares of the Company's common stock. Paaco is a vertically integrated used car sales and finance company which operates seven used car dealerships in the Dallas-Ft. Worth metropolitan area. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market.

         PRECISION - In February 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million cash. In March 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company acquired the remaining 20% of Precision by issuing 288,027 shares of the Company's common stock. Precision is in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers.



CMN - GAMING

GENERAL

CMN operates casinos in the cities of Neuquen and San Martin in the Province of Neuquen, Argentina. Prior to 1995 these casinos were operated by the provincial government. In January 1995 CMN entered into a twelve-year exclusive concession contract to operate these casinos. The concession contract can be extended by CMN for an additional five years under certain circumstances. CMN is owned 51% by Casino Magic and 49% by the Company. In addition, the Company also owns (i) a 16.4% interest in a certain management agreement relating to CMN, and (ii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN. In addition to receiving periodic dividends from CMN's earnings, the Company also receives its pro-rata share of fees and rentals from these agreements.
For a summary of CMN's operating results and identifiable assets, see Note C of the Company's consolidated financial statements appearing elsewhere in this annual report.

LOCATION, FACILITIES AND OPERATIONS

The Province of Neuquen is located approximately 400 miles east of Buenos Aires in central Argentina. The Neuquen facility, which is leased by CMN from the Province of Neuquen, is located at the Neuquen International Airport approximately 15 miles from downtown Neuquen City. This facility has approximately 1,000 dedicated parking spaces available to its patrons, and has an additional 3,000 parking spaces available at the adjacent airport. The San Martin facility is leased from a third party and is located in the center of the city. Certain combined information regarding the Neuquen and San Martin casinos is as follows:

           Gaming square feet                           29,500
           Slot machines                                   473
           Table games                                      56
           Revenues (in millions):
                Calendar 1995                        $    13.0
                Calendar 1996                             15.9
                Calendar 1997                             17.5

The casinos are open seven days a week generally from 10:00 p.m. to 5:00 a.m. Monday through Thursday, 5:00 p.m. to 5:00 a.m. on Friday, and 2:00 p.m. to 5:00 a.m. on Saturday and Sunday. Peak admission occurs around 1:00 a.m. The casinos offer slot machines, table games, food, beverages and gift items, as well as live entertainment at the Neuquen casino on weekends. Table games include roulette, black jack, punto y banca and big six.

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

CMN's marketing strategy has been to provide the customer with an American style gaming atmosphere. Most casinos in Argentina have a European style gaming atmosphere. European style casinos tend to be more formal, oftentimes with casino dealers dressed in tuxedos, little or no emphasis on slot play and rarely provide live entertainment. Since taking over operating control of the Neuquen and San Martin casinos in early 1995 CMN has substantially increased the number of slot machines, eliminated admission fees, reduced the price of food and beverages, encouraged a casual dress code and provided live entertainment at no charge on the weekends. As a result of these changes, CMN has dramatically increased the customer count and revenues of its two casinos.

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

COMPETITION

CMN's two casinos are currently the only operating casinos in the Province of Neuquen. Since the concession contract restricts competition in the Province of Neuquen that is within 50 kilometers (31 miles) of CMN's two casinos, CMN does not experience significant competition in its primary market area. There are, however, approximately 44 government-operated casino properties throughout the country, including a casino in Chipolletti, across the Rio Negro River from the City of Neuquen in the Rio Negro Province, and a second casino in the Rio Negro Province approximately 30 miles southeast of the City of Neuquen.

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



CONCORDE - MORTGAGE BUSINESS

GENERAL

In June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are sold in privately negotiated transactions to institutional investors and other third parties, and in the future may be sold in the secondary market through securitization programs.

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

LOAN ORIGINATIONS AND PURCHASES

Concorde began originating and purchasing mortgage loans in July 1997. Concorde originates loans through a network of independent retail mortgage brokers and directly through telemarketing and direct mail programs. Concorde also purchases mortgage loans from a network of wholesale loan brokers and correspondents, including banks and thrift institutions. Loans purchased from wholesale loan brokers and correspondents typically require Concorde to pay a premium, whereas Concorde generally does not pay premiums on loans originated through retail mortgage brokers.

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

Concorde sends borrowers a monthly billing statement twenty days prior to the monthly payment due date. Although borrowers generally make loan payments within ten to fifteen days after the due date (the "grace period"), if a borrower fails to pay the monthly payment within the grace period, Concorde commences collection efforts by notifying the borrower of the delinquency. If the loan remains unpaid, Concorde will contact the borrower to determine the cause of the delinquency and to obtain a commitment to cure the delinquency at the earliest possible time.

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower generally 30 days after the due date of the next subsequently scheduled installment, providing 30 days notice of the impending foreclosure action. During the 30-day notice period, collection efforts continue. However, if no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings generally begin. Generally, Concorde will have commenced foreclosure proceedings when a loan is over 60 days delinquent.

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

LOAN SALES AND SECURITIZATIONS

Concorde sells the majority of the loans it originates and purchases to institutional investors and other third parties. In the future Concorde may sell loans in the secondary market through securitization transactions. Loans are sold periodically to provide Concorde with greater flexibility and operating leverage than that of a traditional portfolio lender. Loans sold on a wholesale basis are done so to third party institutions on a limited recourse basis for cash with servicing rights released. Securitizations, on the other hand, are loan sales in which the lender continues to be exposed to some prepayment and credit risk as long as the underlying loan portfolio remains outstanding.

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

The laws, rules and regulations applicable to Concorde are subject to amendment and change. Changes or amendments to existing law, or new laws could make compliance much more difficult or expensive, restrict Concorde's ability to originate, purchase, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated or sold by Concorde, or otherwise adversely affect the business or prospects of Concorde.

COMPETITION

The Company is a new entrant in the sub-prime mortgage lending industry, is small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, and amount and terms of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than Concorde.

PAACO - USED CAR SALES AND FINANCE

GENERAL

Paaco is a vertically integrated used car sales and finance company that presently operates seven used car dealerships in the Dallas-Ft. Worth metropolitan area ("DFW Metroplex"). Paaco's dealerships target Hispanic customers who have limited credit histories, low incomes, or past credit problems (hereinafter referred to as "Sub-Prime Borrowers"). Paaco's operations include the purchase, reconditioning and sale of used cars and trucks, and the underwriting, financing and servicing of the related retail installment contract, and, if necessary, the repossession and remarketing of a vehicle.

INDUSTRY

Used Car Sales

Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. Paaco believes that the factors that have led to growth in this industry include (i) substantial increases in new car prices, which have made new cars less affordable to the average consumer relative to used cars,
(ii) the greater reliability and durability of used cars resulting from the production of higher quality cars, and (iii) the increasing number of vehicles coming off lease programs in recent years. Many analysts expect these trends to continue, leading to further expansion of the used car sales market.

Paaco participates in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by numerous small independent used car dealerships that sell and finance sales of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here" dealers). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments dues within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

Used Car Financing

The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here-Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. Paaco believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the approximately 64,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of contract receivables at a discount.


OPERATIONS

Purchasing Vehicles

Paaco purchases the majority of its vehicles from about twelve auctions held in cities throughout the State of Texas and in neighboring states. In addition, Paaco purchases vehicles on a wholesale basis from dealers in and around the DFW Metroplex. Vehicles are purchased at prices ranging from about $4,000 to $9,000, with an average purchase price of $6,000. Prior to purchasing a vehicle, Paaco performs certain inspections and, as permitted, test drives each vehicle. The identity of the buyer responsible for each vehicle acquired is tracked through Paaco's system in order for Paaco to monitor the results of that buyer's purchases. For each buyer Paaco monitors (i) the average number of days vehicles are held in inventory, and (ii) the cost of each vehicle in comparison to similar models purchased by other buyers and in comparison to NADA wholesale values.

Reconditioning

Each vehicle purchased is taken to Paaco's centralized reconditioning center in Irving, Texas where a variety of parts, assemblies, and systems are inspected and, if necessary, repaired or replaced. In addition to inspecting, repairing and preparing acquired vehicles for sale, the Irving facility performs repair and service work on vehicles for cash paying customers and pursuant to service contracts. More than 90% of Paaco's customers elect to purchase a service contract when purchasing a vehicle.

Selling, Marketing and Advertising

Each lot is typically staffed with a manager, up to six bilingual sales personnel, and several others including clerical workers, collectors, mechanics and a porter. The lots are operated six days a week, generally between the hours of 10:00 am and 9:00 pm. Each lot maintains an inventory level of 40 to 75 cars and trucks. Each week Paaco's sales personnel attend training classes conducted by a full-time sales trainer. Each phase of the sales process is rehearsed with the salesman employing trial closing questions. Salesmen are paid principally on a commission basis.

Paaco's marketing objective is to cause Paaco to become a distinguishable brand name among the Hispanic community that stands for value, dependability and service. Paaco achieves this goal by (i) locating its dealerships in densely populated Hispanic neighborhoods, (ii) frequently airing a series of advertisements on local Hispanic television and radio stations, and (iii) offering a thoroughly inspected and reconditioned vehicle for sale at a fair price.

In addition to its television and radio advertising, Paaco conducts a variety of promotional activities including a sales referral program, occasional live entertainment at its dealerships, and distribution of promotional items. Existing customers have historically been a good source of referrals. Paaco also has a mascot named "Senor Paaco", a jovial Hispanic gentleman who wears an oversized sombrero and has become very popular with the customers.

Underwriting and Finance

Paaco finances approximately 98% of the used cars and trucks sold at its dealerships. These retail installment contracts are serviced exclusively by Paaco. In connection with such financing, Paaco requires an acceptable deal structure and credit profile. The required deal structure typically involves a down payment between 10% and 15% of the vehicles purchase price, a term not to exceed 36 months, an acceptable interest rate and payment terms that coincide with the customer's pay dates.

Upon the customer agreeing to a specific deal structure, the salesmen turns the potential customer over to credit personnel who obtain a credit application. Paaco's credit personnel reviews and verifies the credit information including employment, residence and credit history, income information and personal references. Upon completion of the review and verification process, each deal is forwarded to a centralized deal desk where the proposed transaction is reviewed for adherence to Paaco's underwriting and financing guidelines.

Collections

Paaco believes a key element in the success of its business is its effective collections department. Upon completion of a financed sale pertinent data is entered into Paaco's computer system. Paaco's bilingual collection staff utilizes its collection software to monitor the payment activity of its installment contracts. This software provides its collections staff with reports stratified principally by the number of days a payment is past due. If a customer's payment is late, collection personnel will contact the customer by phone within three days (one day if its the first payment) of the scheduled due date. Paaco personnel document pertinent information (promises to pay, alternative payment schedules, etc.) from each phone contact with a customer. The collections staff works in teams and team members can receive bonuses based upon the results of their collection efforts. Paaco monitors the results of its collections department based upon a number of quantitative criteria including (i) the number of calls placed, contacts made and promises received,
(ii) the gross number of payments and dollars collected each week, (iii) the average number of days past due, (iv) installment contract agings, and (v) static pool analysis.

If a customer becomes seriously delinquent in his payments and management determines that timely collection of future payments is not probable, Paaco will take steps to repossess the vehicle. Of the vehicles repossessed, many are returned to Paaco by the customer on a voluntary basis. Other repossessions are performed using third party repossession agents. The majority of repossessed vehicles are reconditioned and resold through Paaco's dealerships.

COMPETITION

The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 23,000 franchised automobile dealers and 64,000 independent used vehicle dealers. In recent years a number of large companies including Auto Nation USA and Driver's Mart have entered the used car sales business or announced plans to develop large used car sales operations. Management believes these operations do not provide significant competition for Paaco as they tend to sell higher priced vehicles to consumers with stronger credit histories. Paaco competes principally with other Buy Here-Pay Here dealers, and to a lesser degree with (i) the used vehicle retailing operation of franchised automobile dealerships, (ii) independent used vehicle dealers, and
(iii) individual consumers who sell used vehicles in private transactions.

Paaco believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to Sub-Prime Borrowers, (ii) the breadth and quality of vehicle selection, (iii) the availability of popular vehicles, (iv) pricing, (v) the convenience of a dealership's location, (vi) customer service, and (vii) the ability to communicate in Spanish and English with its customers. Paaco believes that its dealerships are competitive in each of these areas.

REGULATION AND LICENSING

Paaco's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statues, ordinances, and regulations. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws required that Paaco obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that Paaco originates, require specified disclosures to customers, limit Paaco's right to repossess and sell collateral, and prohibit Paaco from discriminating against customers on the basis of certain characteristics including age, race and gender.

Paaco typically charges fixed interest rates in excess of traditional finance companies on the contracts originated at its dealerships. The State of Texas imposes limits on the interest rates the Paaco may charge on its loans, with such limits generally being a function of the age of the vehicle.



PRECISION - IBC RENTALS AND SALES

GENERAL

Precision is in the business of renting and selling intermediate bulk containers ("IBC's" or "tanks") to petroleum related, industrial and manufacturing concerns. Precision's tanks generally come in two sizes (350 gallon and 550 gallon) and are used primarily to store liquids in bulk. These liquids include industrial and textile chemicals (surfactants, soaps, dyes and brighteners), solvents, lubricants, water clarifiers, corrosive inhibitors, contract packaging items (shampoo), and food items (mayonnaise, ketchup, barbecue sauce, honey, syrup and concentrate). Precision also performs certain tank maintenance and testing services, and sells spare parts such as valves and lids. Precision operates from facilities in Fairhope, Alabama and Lafayette, Louisiana and presently has a fleet of approximately 4,800 stainless steel tanks.

MARKET AND MARKETING

Precision's primary focus is on renting tanks. As a secondary focus Precision sells new and used tanks and related spare parts. A large portion of tank rentals and sales comes from existing customers and referrals. On occasion Precision mails marketing literature to a list of potential customers. Precision's sales personnel also attend certain industry trade shows and make sales calls to existing and potential customers. Presently, Precision has about 100 customers in 20 states throughout the United States. Precision's customers are principally in the oil field production and drilling, chemical, textile and manufacturing industry segments.

A portion of Precision's new business comes from industrial and manufacturing concerns that previously used 55 gallon polyethylene or carbon steel drums ("drums") to store liquids in bulk. Management believes its stainless steel 350 and 550 gallon tanks are far superior to drums in many respects. In particular, drums are expensive to dispose of as a result of the environmentally damaging materials they sometimes contain. Drums are also more difficult to handle and dispense from, have more problems with leaks, and require more space to store the same amount of liquid. Typically fluids are extracted from drums via a removable pump, which may require cleaning prior to placing it into another drum. Tanks, on the other hand, discharge fluids through a valve located on the bottom of the tank which operates on the principal of gravity.

Management believes there is a trend of drums being replaced by reusable and returnable 350 and 550 gallon tanks, and that Precision is in a position to benefit from those making the transition.

OPERATIONS

Tanks are purchased principally from two suppliers, although other manufacturing sources are available. Precision maintains a supply of tanks, valves and lids to meet the needs of its customers. The lids are also sold to tank manufacturers as a component in making new tanks. These lids are manufactured by Precision utilizing certain subcontractors, while valves are manufactured overseas according to Precision's specifications.

Periodically Precision receives tanks back from customers who are returning them from rental. As necessary, these tanks are cleaned and repaired, and either returned to the rental fleet, or sold as a used tank. Precision also performs testing services on a fee basis for its customers. The U.S. Department of Transportation regulations require that Precision's tanks be tested every 30 months if they are being used to transport regulated materials (flammables, corrosives, methanol) over public roadways. This certification is the customer's responsibility to maintain. For some customers Precision performs maintenance services on its tanks. For a fee Precision will change valves and lids as needed and perform external cleanings.

COMPETITION

Precision competes with other companies specializing in the sale and rental of tanks. Precision believes it is the second largest supplier of tanks in the country. Competitive factors in the industry include price, availability, service, product quality and convenience. Precision believes it competes effectively with other tank suppliers.

Precision's tanks also compete with 55 gallon drums. Precision's 350 and 550 gallon tanks are considerably more expensive than drums. However, Precision believes its tanks have certain competitive advantages over drums, including their (i) greater durability and ease in storing and dispensing liquids, (ii) longer useful life, and (iii) higher space efficiencies.



HOME STAY - LODGING

In May 1998 the Company along with a 20% minority partner formed Home Stay to develop and operate extended-stay lodging facilities in the Southeastern United States. Presently, Home Stay has two facilities under construction in the Pensacola, Florida area. Each of these facilities will contain 120 units. The total cost of these two facilities is estimated to be approximately $6.2 million, of which $5.4 million is being financed by a local bank. If the initial two properties perform as anticipated, the Company expects to build additional properties throughout the Southeastern United States.

Home Stay will target a market niche in the lodging industry which it believes is currently underserved by other extended-stay chains. Its facilities will be designed to offer quality accommodations for guests, at rates generally lower than are charged by most other extended-stay lodging providers. Weekly lodging rates are expected to average less than $150 for single occupancy and less than $175 for double occupancy. Management expects Home Stay customers to primarily include business travelers (particularly those with limited expense accounts), blue-collar workers on temporary assignments, persons between domestic situations, and persons relocating or purchasing a home, with most guests staying for multiple weeks.

Each Home Stay studio unit will contain 288 square feet and will provide a variety of features which are attractive to the extended-stay guest, including a fully-equipped kitchenette, weekly housekeeping, color television with cable or satellite hook-up, coin-operated laundromat, and telephone service with voice mail messaging. In order to control operating costs and offer attractive rental rates, no restaurants, swimming pools, or recreational facilities will be provided. Management plans to locate Home Stay facilities near commercial, industrial and/or military centers where the employment base consists largely of lower to moderate income workers, or where large numbers of people are living on modest pensions. The initial properties will be managed by the Windham Company, an experienced property manager for hotels, motels and apartments.



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


EMPLOYEES

As of April 30, 1998 the Company, including its consolidated subsidiaries employed approximately 275 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.



EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

        NAME                                               AGE      POSITION WITH THE COMPANY
        ----                                               ---      -------------------------
        Edward R. McMurphy  . . . . . . . . . . . . . . .  47       Chairman of the Board,
                                                                    President and Chief Executive Officer

        Tilman J. Falgout, III  . . . . . . . . . . . . .  49       Executive Vice President,
                                                                    General Counsel and Director

        Mark D. Slusser . . . . . . . . . . . . . . . . .  40       Chief Financial Officer,
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



ITEM 2.  PROPERTIES

As of April 30, 1998 the Company owned the properties on which two of its automobile dealerships are located, and a 3.5 acre tract of land in Louisiana where it plans to build an office/warehouse facility that will house a portion of Precision's IBC business. In addition, the Company leases nine other facilities, five of which are automobile dealerships and four are office facilities. The Company's corporate headquarters are located in approximately 6,000 square feet of leased space in Irving, Texas.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which its properties are subject.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 1998.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company's 1998 Annual Report to Stockholders ("1998 Annual Report") under the heading "Common Stock Information, Dividends and Related Stockholder Matters" and such information is incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Company's 1998 Annual Report under the heading "Selected Financial Data" and such information is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included in the Company's 1998 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in the Company's 1998 Annual Report are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 1998. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held in 1998 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.



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



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountant's report included in the Company's 1998 Annual Report are incorporated herein by reference in Item 8 of this report:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of April 30, 1997 and 1998

                  Consolidated Statements of Operations for the fiscal years ended April 30, 1996, 1997 and 1998

                  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996, 1997 and 1998

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1996, 1997 and 1998

                  Notes to Consolidated Financial Statements

(a)(2).  FINANCIAL STATEMENT SCHEDULES

         Schedule I - Condensed Financial Information of Crown Group, Inc. (Parent Company Only)

         The other financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3).  EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT

2.1 Purchase Agreement dated as of May 31, 1997 by and among the Company and Casino Magic Corp. ("Casino Magic"). (11)

2.2 Stock Purchase Agreement dated as of February 1, 1998 by and among Paaco Automotive Group, Inc., Premium Auto Acceptance Corporation, Larry Lange, Daniel Chu, Ted Lange and Crown Group, Inc. (13)

2.3 Stock Purchase Agreement dated February 3, 1998 by and among Van P. Finger and Crown Group, Inc. (13)

3.1      Articles of Incorporation of the Company (formerly SKAI, Inc.). (3)

3.1.1 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)

3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (1)

3.2      By-Laws dated August 24, 1989. (4)

4.1      Specimen stock certificate. (9)

4.2 Form of Registration Rights Agreement dated January 5, 1994 by and between the Company and Dabney-Resnick, Inc. (8)

4.2.1 Form of Stock Purchase Warrant dated January 5, 1994 allowing Dabney-Resnick, Inc. to purchase shares of common stock of the Company.
         (8)

4.3 Form of Registration Rights Agreement dated January 5, 1994 by and between the Company and Sun Life Insurance Company of America, Inc. (8)

4.3.1 Form of Stock Purchase Warrant dated January 5, 1994 allowing Sun Life Insurance Company of America, Inc. to purchase shares of common stock of the Company. (8)

4.4 Form of Stock Purchase Warrant dated March 18, 1994 granting Dabney-Resnick, Inc. the right to purchase 120,000 shares of Common Stock of the Company. (8)

4.5 Stock Purchase Warrant dated October 6, 1994 granting Don Farris the right to purchase 50,000 shares of Common Stock of the Company. (8)

4.6 Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of the Company. (8)

4.7 Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated Promissory Note. (1)

10.1     1986 Incentive Stock Option Plan. (2)

10.1.1 Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (5)

10.2     1991 Non-Qualified Stock Option Plan. (6)

10.3     1997 Stock Option Plan. (12)

10.4 Form of Indemnification Agreement between the Company and Edward R. McMurphy, Mark D. Slusser, T.J. Falgout, III, David J. Douglas, J. David Simmons, Gerald L. Adams, Robert J. Kehl, Gerard M. Jacobs and Michael B. Cloud. (7)

10.5 Form of Severance Agreement dated July 2, 1996 between the Company and Edward R. McMurphy, T.J. Falgout, III and Mark D. Slusser. (10)

10.6 Shareholders' Agreement dated as of May 31, 1997 between the Company and Casino Magic. (11)

10.7 Shareholders' Agreement dated as February 1, 1998 by and among Larry Lange, Daniel Chu, Ted Lange and Crown Group, Inc. (13)

13.1     Annual Report to Stockholders for the fiscal year ended April 30, 1998.
         (1)

21.1     Subsidiaries of Crown Group, Inc. (1)

23.1     Consent of Independent Accountants. (1)

23.2     Opinion of Independent Accountants on Financial Statement Schedule.

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

----------

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

(10) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 and incorporated herein by reference.

(11) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 2, 1997 and incorporated herein by reference.

(12) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8, as amended, initially filed with the Securities and Exchange Commission on October 20, 1997 (No. 333-38475) and incorporated herein by reference.

(13) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated February 1, 1998 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 1998 the Company filed reports on Form 8-K and 8-K/A as follows:

                            EVENT
      FORM                  DATE                               DESCRIPTION OF EVENT
------------------     -----------------     -------------------------------------------------------
       8-K             February 1, 1998      Acquisition of 53% of Paaco and 80% of Precision.
      8-K/A            February 1, 1998      Amendment No. 1 to Form 8-K dated February 1, 1998
                                             including the financial statements of Paaco and
                                             pro-forma financial information of the Company.
       8-K             April 15, 1998        Ownership of Inktomi stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CROWN GROUP, INC.

Dated:  August 11, 1998               By: /s/ Edward R. McMurphy
                                          ------------------------------------
                                              Edward R. McMurphy
                                              President and Chief Executive
                                              Officer (principal executive
                                              officer)


Dated:  August 11, 1998               By: /s/ Mark D. Slusser
                                          ------------------------------------
                                              Mark D. Slusser
                                              Vice President Finance and Chief
                                              Financial Officer (principal
                                              financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                     Title                                  Date
            ---------                                     -----                                  ----
                   *                          Chairman of the Board, President            August 11, 1998
-------------------------------------         and Chief Executive Officer
Edward R. McMurphy

                   *                          Executive Vice President,                   August 11, 1998
--------------------------------------        General Counsel and Director
Tilman J. Falgout, III

                   *                          Director                                    August 11, 1998
--------------------------------------
David J. Douglas

                   *                          Director                                    August 11, 1998
--------------------------------------
John David Simmons

                   *                          Director                                    August 11, 1998
--------------------------------------
Gerald L. Adams

                   *                          Director                                    August 11, 1998
--------------------------------------
Gerard M. Jacobs

                   *                          Director                                    August 11, 1998
--------------------------------------
Robert J. Kehl

* By /s/ Mark D. Slusser                                                                   August 11, 1998
     ---------------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                   SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF CROWN GROUP, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEET
                                 APRIL 30, 1998


Assets:
     Cash and cash equivalents                                             $ 5,030,861
     Marketable equity securities                                            4,742,180
     Receivables from subsidiaries                                           4,640,718
     Investment in subsidiaries                                             17,590,658
     Investment in CMN and related assets, net                               6,606,114
     Other                                                                     688,329
                                                                           -----------

                                                                           $39,298,860
                                                                           ===========

Liabilities and stockholders' equity:
     Accounts payable and accrued liabilities                              $   373,165
     Payables to subsidiaries                                                2,641,637
     Deferred tax liability                                                  1,251,805
                                                                           -----------
          Total liabilities                                                  4,266,607
                                                                           -----------

     Stockholders' equity                                                   35,032,253
                                                                           -----------

                                                                           $39,298,860
                                                                           ===========


                        CONDENSED STATEMENT OF OPERATION
                        FOR THE YEAR ENDED APRIL 30, 1998

Revenues:
     Interest income                                                       $ 1,081,583
     Interest income from subsidiaries                                         387,615
     Interest, fees and rentals from CMN                                       680,697
     Other                                                                     388,827
                                                                           -----------
                                                                             2,538,722
                                                                           -----------
Costs and expenses:
     Selling, general and administrative                                     2,924,675
     Interest expense                                                           13,444
     Depreciation and amortization                                             557,318
                                                                           -----------
                                                                             3,495,437
                                                                           -----------
Other income:
     Equity in earnings of CMN                                                 926,598
     Equity in loss of subsidiaries                                            (25,341)
     Gain on sale of securities                                                 38,258
                                                                           -----------
                                                                               939,515
                                                                           -----------

          Loss before income taxes                                             (17,200)
Benefit for income taxes                                                       365,295
                                                                           -----------

          Net income                                                       $   348,095
                                                                           ===========


See accompanying notes to condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)

                        CONDENSED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED APRIL 30, 1998


Operating activities:
   Net income                                                                           $   348,095
   Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation and amortization                                                        557,318
       Amortization of discount                                                            (252,765)
       Deferred income taxes                                                                305,341
       Gain on sale of assets                                                              (373,999)
       Gain on sale of securities                                                           (38,258)
       Equity in earnings of CMN                                                           (926,598)
       Equity in loss of subsidiaries                                                        25,341
       Changes in assets and liabilities, net of transactions:
            Other                                                                            86,139
            Accounts payable and accrued liabilities                                       (169,203)
            Income taxes payable                                                           (271,525)
                                                                                        -----------
                    Net cash used by operating activities                                  (710,114)
                                                                                        -----------


Investing activities:
       Purchase of assets                                                                  (788,784)
       Sale of assets                                                                     2,191,861
       Purchase of securities                                                            (5,551,714)
       Sale of securities                                                                 3,772,792
       Advances to subsidiaries                                                          (4,618,220)
       Repayments from subsidiaries                                                      13,732,772
       Collection of notes receivable                                                     1,050,750
       Formation of Concorde                                                             (2,000,800)
       Purchase of CMN and related assets                                                (7,000,001)
       Purchase of Paaco                                                                 (9,174,212)
       Purchase of Precision and M&S                                                     (4,032,389)
                                                                                        -----------
                    Net cash used by investing activities                               (12,417,945)
                                                                                        -----------


Financing activities:
       Issuance of common stock                                                              93,282
       Purchase of common stock                                                          (3,052,322)
                                                                                        -----------
                    Net cash used by financing activities                                (2,959,040)
                                                                                        -----------


Decrease in cash and cash equivalents                                                   (16,087,099)
Cash and cash equivalents at:  Beginning of year                                         21,117,960
                                                                                        -----------

                               End of year                                              $ 5,030,861
                                                                                        ===========


See accompanying notes to condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


A -  GUARANTEES

     Crown Group, Inc. ("Crown") has made the following guarantees with respect to its subsidiaries:

                                            Amount
                          Facility         Drawn at          Maximum
          Debtor           Amount       April 30, 1998      Guarantee
          ------           ------       --------------      ---------
         Concorde        $20 million     $11.1 million    $5.0 million
         Home Stay        5.4 million         --           5.4 million


     In addition, Crown has entered into a reimbursement agreement with the minority shareholders of Paaco who have guaranteed Paaco's debt with a specific lender. At April 30, 1998 the amount of debt guaranteed by such minority shareholders was approximately $26 million. To the extent such minority shareholders pay monies pursuant to such guaranties, Crown has agreed to reimburse the minority shareholders 65% thereof.



B -  ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES

     As of April 30, 1998 the following balances were eliminated in the consolidated financial statements of Crown:

                 Receivables from subsidiaries        $  4,640,718
                 Investments in subsidiaries            17,590,658
                 Payables to subsidiaries                2,641,637

     For the year ended April 30, 1998 the following transactions were eliminated in the consolidated financial statements of Crown:

                 Interest income                      $   387,615

                                 EXHIBIT INDEX



EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997.

4.7            Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive
               Group, Inc. and Premium Auto Acceptance Corporation including the Eighth Amended and
               Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated
               Promissory Note.

13.1           Annual Report of Stockholders for the fiscal year ended April 30, 1998.

21.1           Subsidiaries of Crown Group, Inc.

23.1           Consent of Independent Accountants.

23.2           Opinion of Independent Accountants on Financial Statement Schedule.

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