Form 10-Q
period 1998-07-31
CROWN GROUP INC /TX/
filed 1998-09-17
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


       For the fiscal quarter ended:                Commission file number:
               JULY 31, 1998                                 0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                         TEXAS                                                                          63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                                     Outstanding at
            Title of Each Class                                                                    September 11, 1998
            -------------------                                                                    ------------------
    Common stock, par value $.01 per share                                                             10,019,031

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.

CONSOLIDATED BALANCE SHEETS


                                                                                          July 31, 1998
                                                                                           (unaudited)      April 30, 1998
                                                                                          -------------     --------------
Assets:
    Cash and cash equivalents                                                             $   3,788,310      $   6,481,706
    Marketable equity securities                                                             12,029,033          4,742,180
    Accounts and other receivables                                                            2,448,265          2,311,668
    Mortgage loans held for sale, net                                                        11,952,515         14,350,437
    Finance receivables, net                                                                 41,864,070         36,049,525
    Inventory                                                                                 4,575,085          3,783,290
    Prepaid and other assets                                                                    600,260            572,089
    Property and equipment, net                                                              13,246,827          9,165,703
    Investment in CMN and related assets, net                                                 6,305,047          6,606,114
    Goodwill, net                                                                            11,268,982          9,613,972
                                                                                          -------------      -------------

                                                                                          $ 108,078,394      $  93,676,684
                                                                                          =============      =============


Liabilities and stockholders' equity:
    Accounts payable                                                                      $   2,341,708      $   2,014,698
    Accrued liabilities                                                                       1,603,311          1,952,828
    Income taxes payable                                                                         87,723            142,572
    Revolving credit facilities                                                              43,163,484         41,164,524
    Other notes payable                                                                       6,613,508          4,870,074
    Deferred sales tax                                                                        2,445,005          2,090,303
    Deferred income taxes                                                                     5,718,829          2,961,727
                                                                                          -------------      -------------
          Total liabilities                                                                  61,973,568         55,196,726
                                                                                          -------------      -------------

    Minority interests                                                                        2,710,659          3,447,705
    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
          authorized; 10,243,731 issued and outstanding (9,433,963 at April 30)                 102,437             94,340
       Additional paid-in capital                                                            38,108,261         35,547,369
       Accumulated deficit                                                                   (1,532,675)        (2,539,956)
       Unrealized appreciation of securities                                                  6,716,144          1,930,500
                                                                                          -------------      -------------
          Total stockholders' equity                                                         43,394,167         35,032,253
                                                                                          -------------      -------------

                                                                                          $ 108,078,394      $  93,676,684
                                                                                          =============      =============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                   Three Months Ended
                                                                       July 31,
                                                                 1998              1997
                                                             ------------      ------------
Revenues:
    Sales                                                    $ 16,513,001
    Rental income                                                 629,058
    Gain on sale of mortgage loans                              1,142,195
    Interest income                                             2,524,070      $    318,595
    Interest, fees and rentals from CMN                           250,302           150,420
    Other                                                          11,164            25,195
                                                             ------------      ------------
                                                               21,069,790           494,210
                                                             ------------      ------------

Costs and expenses:
    Cost of sales                                              10,434,153
    Selling, general and administrative                         5,719,839         1,110,287
    Provision for credit losses                                 1,939,055
    Interest expense                                            1,311,425
    Depreciation and amortization                                 489,191            92,364
                                                             ------------      ------------
                                                               19,893,663         1,202,651
                                                             ------------      ------------

Other income (expense):
    Equity in earnings of CMN                                     568,621           239,879
    Loss on sale of securities                                    (74,403)
                                                             ------------      ------------
                                                                  494,218           239,879
                                                             ------------      ------------

       Income (loss) before taxes and minority interests        1,670,345          (468,562)

Provision (benefit) for income taxes                              460,373          (159,169)
Minority interests                                                202,691
                                                             ------------      ------------

       Net income (loss)                                     $  1,007,281      $   (309,393)
                                                             ============      ============



Earnings (loss) per share:
       Basic                                                 $       0.10      $      (0.03)
       Diluted                                               $       0.10      $      (0.03)

Weighted average number of shares outstanding:
       Basic                                                   10,207,065        10,240,868
       Diluted                                                 10,454,696        10,240,868




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)

                                                                    Three Months Ended
                                                                        July 31,
                                                                   1998           1997
                                                                ----------     ----------
Net income (loss)                                               $1,007,281     $ (309,393)

Unrealized appreciation of securities arising during period      4,785,644
                                                                ----------     ----------


     Comprehensive income (loss)                                $5,792,925     $ (309,393)
                                                                ==========     ==========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                                    Three Months Ended
                                                                                        July 31,
                                                                                 1998              1997
                                                                             ------------      ------------
Operating activities:
   Net income (loss)                                                         $  1,007,281      $   (309,393)
   Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
       Depreciation and amortization                                              489,191            92,364
       Amortization of finance receivable discount                               (268,976)
       Deferred income taxes                                                      377,717           155,000
       Provision for credit losses                                              1,939,055
       Minority interests                                                         202,691
       Gain on sale of mortgage loans                                          (1,142,195)
       Gain on sale of assets                                                     (16,997)
       Loss on sale of securities                                                  74,403
       Equity in earnings of CMN                                                 (568,621)         (239,879)
       Changes in assets and liabilities, net of transactions:
            Accounts and other receivables                                       (136,597)         (389,991)
            Mortgage loans originated or acquired                             (22,533,785)         (314,500)
            Mortgage loans sold and principal repayments                       25,999,910
            Inventory                                                             862,031
            Prepaids and other assets                                             (28,171)          (59,547)
            Accounts payable, accrued liabilities and deferred sales tax          489,637           412,103
            Income taxes payable                                                  (54,849)         (335,000)
                                                                             ------------      ------------
                    Net cash provided (used) by operating activities            6,691,725          (988,843)
                                                                             ------------      ------------


Investing activities:
       Finance receivable originations                                        (14,793,819)
       Finance receivable collections                                           5,319,139
       Purchase of property and equipment                                      (4,457,983)         (128,522)
       Sale of assets                                                             146,516
       Purchase of securities                                                    (471,266)
       Sale of securities                                                         360,984
       Dividends and collections of notes receivable from CMN                     792,033
       Purchase of CMN and related assets                                                        (7,000,001)
                                                                             ------------      ------------
                    Net cash used by investing activities                     (13,104,396)       (7,128,523)
                                                                             ------------      ------------


Financing activities:
       Capital contribution from minority owner                                    60,000
       Purchase of common stock                                                   (83,119)       (1,110,463)
       Proceeds from revolving credit facilities, net                           1,998,960
       Proceeds from other debt, net                                            1,743,434
                                                                             ------------      ------------
                    Net cash provided (used) by financing activities            3,719,275        (1,110,463)
                                                                             ------------      ------------


Decrease in cash and cash equivalents                                          (2,693,396)       (9,227,829)
Cash and cash equivalents at:     Beginning of period                           6,481,706        21,117,960
                                                                             ------------      ------------

                                  End of period                              $  3,788,310      $ 11,890,131
                                                                             ============      ============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.

A - HISTORY AND DESCRIPTION OF BUSINESS

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

     Since its inception in 1983 through June 1993 the Company was engaged in various facets of the cable and related programming businesses. From June 1993 until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. In November 1996 the Company decided to expand its business interests beyond casino gaming and began pursuing business opportunities in other fields. As a result the Company has recently acquired or formed a number of businesses in a variety of industries.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

Marketable Equity Securities

     Investments in marketable equity securities are recorded at market value based upon closing stock prices as quoted on national stock exchanges or over-the-counter markets. The Company considers all of its equity securities to be "available for sale" securities, and the difference between the Company's cost and such security's market value is included as a separate component of stockholders' equity entitled "unrealized appreciation of securities," on a net of tax basis.

     At July 31, 1998 the Company held 222,222 shares of Inktomi Corporation common stock, which company completed its initial public offering ("IPO") on or about June 9, 1998. The Company's Inktomi shares are subject to an underwriter's lock-up agreement which restricts the Company from selling its Inktomi stock until December 8, 1998. Further, the Company's Inktomi shares are not registered, and thus the Company may not sell such shares in the public markets until the completion of a one year holding period which ends on February 25, 1999. The Company valued its Inktomi shares based upon the closing stock price of $56.875 per share on July 31, 1998, less a 10% discount to reflect the restrictions on such shares. Accordingly, at July 31, 1998 the carrying value of the Company's Inktomi stock was $11,374,989, which reflects a gross unrealized gain of $10,299,989 over the Company's cost of $1,075,000.

Goodwill

     Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At July 31, 1998 accumulated amortization of goodwill amounted to $301,626.

Reclassifications

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1999 presentation.

C - ACQUISITIONS

Paaco Purchase

     Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 the Company acquired an additional 12% interest in Paaco directly from the Paaco Management Shareholders. With this purchase the Company now owns 65% of Paaco. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock.

Precision Purchase

     On February 3, 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million cash. On March 5, 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company acquired the remaining 20% interest in Precision it did not previously own by issuing 288,027 shares of the Company's common stock.

D - CMN OPERATING RESULTS

    The operating results of CMN for the three months ended July 31, 1998 and 1997 were as follows (in thousands):

                                               Three Months Ended
                                                    July 31,
                                                1998       1997
                                               ------     ------
Revenues                                       $5,651     $4,639
Costs and expenses                              3,450      3,140
Interest, fees and rentals to shareholders        436        552
Provision for income taxes                        605        322
                                               ------     ------

     Net income                                $1,160     $  625
                                               ======     ======

E - FINANCE RECEIVABLES

     The Company originates installment sales contracts from the sale of used vehicles at its dealerships. These installment sales contracts typically include interest rates ranging from 18-26% per annum and provide for payments over periods ranging from 24 to 36 months. A summary of finance receivables as of July 31, 1998 and April 30, 1998 is as follows:

                                  July 31,          April 30,
                                    1998              1998
                                ------------      ------------
Finance receivables             $ 59,570,830      $ 51,417,981
Unearned finance charges         (11,542,541)       (9,930,356)
Allowance for credit losses       (5,469,994)       (4,727,679)
Valuation discount                  (694,225)         (710,421)
                                ------------      ------------

                                $ 41,864,070      $ 36,049,525
                                ============      ============

     In accordance with APB Opinion No. 16, as of the dates the Company acquired an interest in Paaco (53% on February 1, 1998 and 12% on May 1, 1998), the Company valued Paaco's finance receivable portfolios at market value and determined that an aggregate valuation discount of $1,215,966 was appropriate. This discount is being amortized into interest income over the life of the related finance receivable portfolio that existed on the purchase date using the interest method.

     A summary of the finance receivables allowance for credit losses for the period from April 30, 1998 to July 31, 1998 is as follows:

Balance at April 30, 1998         $ 4,727,679
Provision for credit losses         1,865,063
Net charge offs                    (1,122,748)
                                  -----------

     Balance at July 31, 1998     $ 5,469,994
                                  ===========

     In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale and trade accounts receivable aggregating $73,600 as of July 31, 1998.

F - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of July 31, 1998 and April 30, 1998 is as follows:

                                                     July 31,          April 30,
                                                       1998              1998
                                                   ------------      ------------
Land and buildings                                 $  3,762,442      $  2,332,750
Rental equipment                                      5,572,688         4,749,652
Furniture, fixtures and equipment                     3,837,843         1,904,536
Leasehold improvements                                1,048,577           920,583
Less accumulated depreciation and amortization         (974,723)         (741,818)
                                                   ------------      ------------

                                                   $ 13,246,827      $  9,165,703
                                                   ============      ============

G - DEBT

     A summary of debt at July 31, 1998 is as follows:

                                         Revolving Credit Facilities
--------------------------------------------------------------------------------------------------------------
                                     Facility       Interest                      Primary         Balance at
  Borrower           Lender           Amount          Rate         Maturity      Collateral     July 31, 1998
------------   ------------------  ------------  --------------   -----------  ---------------  --------------
Paaco          Finova              $35 million   Prime + 3.00%    Apr  2000    Finance rec.     $   30,672,375
Concorde       Bank One            $20 million   Libor + 2.25%    Dec  1998    Mortgage loans        8,324,445
Precision      Wells Fargo         $5 million    Prime            June 2000    IBC's and rec.        3,666,664
Paaco          Comerica            $500,000      Prime + 2.00%    Demand       Vehicle inv.            500,000
                                                                                                --------------

                                                                                                $   43,163,484
                                                                                                ==============

                                             Other Notes Payable
--------------------------------------------------------------------------------------------------------------
                                     Facility       Interest                      Primary         Balance at
  Borrower           Lender           Amount          Rate         Maturity      Collateral     July 31, 1998
------------   ------------------  ------------  --------------   -----------  ---------------  --------------
Home Stay      Bank of Pensacola   $5.4 million  8.50%            Feb 2004     Real estate      $    1,092,727
Paaco          Texas Commerce      N/A           8.50%            Oct 2003     Real estate             988,875
Paaco          Heller Financial    N/A           Prime + 2.25%    Dec 2015     Real estate             626,194
Paaco          Various             N/A           Various          1998 to 1999 None                  3,905,712
                                                                                                --------------

                                                                                                $    6,613,508
                                                                                                ==============

H - COMPREHENSIVE INCOME INFORMATION

     Supplemental comprehensive income disclosures for the three months ended July 31, 1998 are as follows:

                                                                      Three Months
                                                                         Ended
                                                                     July 31, 1998
                                                                     -------------
Gross unrealized appreciation of securities arising during period     $7,250,974
Provision for income taxes                                             2,465,330
                                                                      ----------

     Unrealized appreciation of securities arising during period      $4,785,644
                                                                      ==========

     Changes to unrealized appreciation of securities for the three months ended July 31, 1998 are as follows:

                                  Three Months
                                     Ended
                                 July 31, 1998
                                 -------------
Balance at April 30, 1998         $1,930,500
Current period change              4,785,644
                                  ----------

     Balance at July 31, 1998     $6,716,144
                                  ==========

I - EARNINGS PER SHARE

     A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 1998 and 1997 is as follows:

                                                Three Months Ended
                                                    July 31,
                                              1998             1997
                                          ------------     ------------
Net income (loss)                         $  1,007,281     $   (309,393)
                                          ============     ============

Average shares outstanding-basic            10,207,065       10,240,868
     Dilutive options                          198,653
     Dilutive warrants                          48,978
                                          ------------     ------------

Average shares outstanding-diluted          10,454,696       10,240,868
                                          ============     ============

Earnings (loss) per share:
     Basic                                $       0.10     $      (0.03)
     Diluted                              $       0.10     $      (0.03)

Antidilutive securities not included:
     Options                                    35,000          899,643
                                          ============     ============

     Warrants                                  391,198        1,084,246
                                          ============     ============

J - COMMON STOCK ISSUANCES

     Effective May 1, 1998 the Company issued 375,000 and 288,027 shares of its common stock in the purchases of an additional 12% interest in Paaco and an additional 20% interest in Precision, respectively (see Note C). Furthermore, in June 1998 the Company issued 169,941 shares of its common stock to Nomura Holding America, Inc. ("Nomura") in connection with Nomura's full exercise of a warrant held by them to purchase 508,414 shares of the Company's common stock. Nomura exercised the warrant pursuant to its "cashless exercise" feature.

K - COMMITMENTS AND CONTINGENCIES

Mortgage Loan Sales

     In connection with the Company's sale of mortgage loans in the ordinary course of business, in certain circumstances such loan sales involve limited recourse to the Company for up to the first twelve months following the sale. Generally, the events which could give rise to these recourse provisions involve the prepayment or foreclosure of a loan, and violations of customary representations and warranties. If the recourse provisions are triggered the Company may be required to refund all or part of the premium received on the sale of such loan, and in some cases the Company may be required to repurchase the loan. Periodically, the Company estimates the potential exposure related to such recourse provisions and accrues a percentage of the total potential liability.

Severance Agreements

     The Company has entered into severance agreements with its three executive officers which provide for payments to the executives in the event of their termination after a change in control, as defined, of the Company. The agreements provide, among other things, for a compensation payment equal to 2.99 times the annual compensation paid to the executive, as well as accelerated vesting of any unvested options under the Company's stock option plans, in the event of such executive's termination in connection with a change in control.

Paaco Purchase Contingent Consideration

     In connection with the Company's purchase of an additional 12% interest in Paaco effective May 1, 1998, the Company agreed to pay the sellers as additional consideration an amount equal to 60% of the excess of Paaco's pretax income in excess of $2.5 million for the twelve months ending January 31, 1999. Such additional consideration, if any, is to be paid in Company common stock valued at $4.00 per share.

Litigation

     In August 1998 an action was filed against the Company in the 8th Judicial District Court of Clark County, Nevada by Resort Properties of America ("RPA"). In this action RPA alleges it had a verbal agreement with the Company pertaining to the sale of the Company's Las Vegas land which was sold in September 1997. RPA claims it is due a brokerage commission of $450,000 plus attorney's fees. While the Company has yet to formally respond to the complaint, it intends to deny the material allegations of the claim and vigorously contest any liability in the matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company.

L - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow disclosures for the three months ended July 31, 1998 and 1997 are as follows:

                                                 Three Months Ended
                                                      July 31,
                                                1998           1997
                                             ----------     ----------
Value of stock issued in acquisitions        $2,652,108
Inventory acquired in repossession            1,653,826
Interest paid, net of amount capitalized      1,287,801
Income taxes paid                               100,000     $  300,000

M - BUSINESS SEGMENTS

     Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended July 31, 1998 and 1997. These segments are categorized by legal entity, which also corresponds to the lines of business of the Company. The segments include (i) Paaco, which sells and finances used vehicles, (ii) Precision, which rents and sells intermediate bulk containers, (iii) Concorde, which originates and sells sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, activities of relatively inactive subsidiaries and the Company's equity investment in CMN. The Company's business segment data for the three months ended July 31, 1998 and 1997 is as follows (in thousands):

                                                        Three Months Ended July 31, 1998
                                 ------------------------------------------------------------------------------
                                  Paaco      Precision     Concorde      Other      Eliminations   Consolidated
                                 --------    ---------     --------     --------    ------------   ------------
Revenues:
     Sales and other             $ 15,861     $  1,282     $  1,142     $    261                     $ 18,546
     Interest income                1,810                       407          422      $    (115)        2,524
                                 --------     --------     --------     --------      ---------      --------
          Total                    17,671        1,282        1,549          683           (115)       21,070
                                 --------     --------     --------     --------      ---------      --------

Costs and expenses:
     Interest expense               1,030           92          304                        (115)        1,311
     Depreciation and amort.           68          153           32          236                          489
     Other                         15,622          768        1,140          564                       18,094
                                 --------     --------     --------     --------      ---------      --------
          Total                    16,720        1,013        1,476          800           (115)       19,894
                                 --------     --------     --------     --------      ---------      --------

CMN earnings and other                                                       494                          494
                                 --------     --------     --------     --------      ---------      --------

Income before taxes
     and minority interests      $    951     $    269     $     73     $    377      $      --      $  1,670
                                 ========     ========     ========     ========      =========      ========

Capital expenditures             $    227     $  1,065     $    142     $  3,024      $      --      $  4,458
                                 ========     ========     ========     ========      =========      ========

Total assets                     $ 52,119     $ 11,064     $ 14,158     $ 57,961      $ (27,224)     $108,078
                                 ========     ========     ========     ========      =========      ========

                                                     Three Months Ended July 31, 1997
                              ---------------------------------------------------------------------------------------
                                 Paaco        Precision      Concorde        Other      Eliminations    Consolidated
                              ------------  -------------  ------------  -------------  ------------   --------------
Revenues:
     Sales and other                                       $         1   $        174   $        --    $        175
     Interest income                                                12            307                           319
                                                           -----------   ------------   -----------    ------------
          Total                                                     13            481            --             494
                                                           -----------   ------------   -----------    ------------

Costs and expenses:
     Depreciation and amort.                                                       92                            92
     Other                                                         201            909                         1,110
                                                           -----------   ------------   -----------    ------------
          Total                                                    201          1,001            --           1,202
                                                           -----------   ------------   -----------    ------------

CMN earnings and other                                                            239                           239
                                                           -----------   ------------   -----------    ------------

Loss before taxes
     and minority interests                                $      (188)  $       (281)  $        --    $       (469)
                                                           ===========   ============   ===========    ============

Capital expenditures                                       $        --   $        129   $        --    $        129
                                                           ===========   ============   ===========    ============

Total assets                                               $     1,908   $     51,945   $   (16,789)   $     37,064
                                                           ===========   ============   ===========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.


OVERVIEW

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

     Since its inception in 1983 through June 1993 the Company was engaged in various facets of the cable and related programming businesses. From June 1993 until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. In November 1996 the Company decided to expand its business interests beyond casino gaming and began pursuing business opportunities in other fields. As a result the Company has recently acquired or formed a number of businesses in a variety of industries as follows:


         CMN - In June 1997 the Company acquired a 49% interest in CMN for a purchase price of $7 million cash. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract.

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

         PAACO - In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco. Effective May 1, 1998 the Company purchased an additional 12% interest in Paaco from the management shareholders. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock. Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft. Worth metropolitan area. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market.

         PRECISION - In February 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million cash. In March 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company purchased the remaining 20% of Precision. The purchase price of approximately $1.1 million was paid by issuing 288,027 shares of the Company's common stock. Precision is in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers.

RESULTS OF OPERATIONS

     The Company's investment in 49% of CMN is accounted for on the equity method. Since the Company's investment in CMN was completed in June 1997, the fiscal quarter ended July 31, 1997 only includes two months of CMN operating results. Concorde was formed in June 1997, and, as a result, only had limited operations during the fiscal quarter ended July 31, 1997. Paaco and Precision were acquired in February 1998, and, as a result, are not reflected in the Company's operating results for the fiscal quarter ended July 31, 1997. As a result of the above transactions, operating results of the Company for the three months ended July 31, 1998 and 1997 are not entirely comparable.

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1997

     Revenues from sales and rental income pertain to the businesses of Paaco and Precision, which were acquired during the fourth quarter of fiscal 1998. Interest income for the three months ended July 31, 1998 increased $2.2 million compared to the same period in the prior fiscal period. The increase resulted from (i) interest earned on Paaco's finance receivable portfolio ($1.8 million), and (ii) interest earned on Concorde's mortgage loans ($.4 million).

     Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the three months ended July 31, 1998 increased $4.6 million compared to the same period in the prior fiscal period. The increase resulted principally from (i) expenses relating to Paaco and Precision ($4.1 million), and (ii) the formation and development of Concorde's mortgage based lending business ($1.1 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the three months ended July 31, 1998 increased $1.3 million compared to the same period in the prior fiscal period. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization for the three months ended July 31, 1998 increased $.4 million compared to the same period in the prior fiscal period. The increase resulted from (i) amortizing certain agreements and other assets obtained in the acquisition of 49% of CMN for three months in the current fiscal period versus two months in the prior fiscal period ($25,885), (ii) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($164,196), and (iii) depreciating the assets of Paaco and Precision ($178,135).

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998 the Company's sources of liquidity included approximately (i) $4 million of cash on hand, of which $2 million was held by Crown, (ii) $12 million of marketable equity securities held by Crown, the majority of which is subject to a lock-up agreement with an underwriter which prohibits Crown from selling such securities until December 8, 1998, (iii) $22 million remaining to be drawn on the credit facilities of Paaco, Concorde, Precision and Home Stay, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale, intermediate bulk containers and lodging facilities), and (iv) the issuance of additional debt and/or equity. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown.

     For the three months ended July 31, 1998 net cash provided by operating activities amounted to $6.7 million. The principal source of cash resulted from the sale of mortgage loans. The excess of mortgage loans sold and principal repayments over mortgage loans originated or acquired was $3.5 million. Net cash used by investing activities of $13.1 million included (i) a $9.5 million use of cash in finance receivable originations in excess of finance receivable collections, and (ii) a $4.5 million use of cash in the purchase of assets (rental and other equipment and construction of lodging facilities). Net cash provided by financing activities of $3.7 million principally relates to $2.0 million of cash provided by the asset based revolving credit facilities of Paaco, Concorde and Precision, and $1.7 million of proceeds from the issuance of other debt (Home Stay construction loan and financing of Paaco real estate).

     The Company is presently focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The Company's credit facilities can support the majority of the expected growth of the Company's existing businesses over the next twelve months. Presently management believes that the Company's capital resources are sufficient to satisfy its identified capital needs for the next twelve months.

     In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 3,000,000 shares of the Company's common stock from time to time in the open market. As of July 31, 1998 the Company had repurchased 2,406,939 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

DATA PROCESSING AND YEAR 2000

     Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. Most of the Company's hardware, software and networking systems are year 2000 compliant, however, a more complete description on a company by company basis is as follows:

           PAACO - Paaco utilizes two primary software packages (operating and accounting), and several secondary software packages (word processing, spreadsheet and database) in the operation of its business. Its operating software, which includes (i) finance receivables and related collection records and (ii) vehicle data relating to cars sold and those in inventory, is year 2000 compliant. In addition, all of its secondary software applications are year 2000 compliant. The version of accounting software presently utilized by Paaco is not year 2000 compliant. However, the respective software vendor has a more recent version available which is year 2000 compliant, and has made arrangements with Paaco to install the updated software in October 1998. Paaco utilizes two local area networking systems. The local area network associated with its operating software is year 2000 compliant.

           The local area network associated with its accounting software is not presently year 2000 compliant, but is expected to be updated in October 1998. All of Paaco's data processing hardware is year 2000 compliant.

           CONCORDE - Concorde utilizes three primary software packages (front-end origination and processing, mortgage servicing and accounting), and approximately nine secondary software packages (document generation, scanning, telephone management, E-mail, database, fax, credit bureau, word processing and spreadsheet) in the operation of its business. All of its software applications are year 2000 compliant. In addition, Concorde's local area networking software and all of its data processing hardware is year 2000 compliant.

           PRECISION - Precision utilizes two primary software packages (tank tracking and accounting), and approximately five secondary software packages (word processing, database, spreadsheet, desktop publishing and lock box communication) in the operation of its business. Precision's accounting software and most of its secondary software applications are year 2000 compliant. Precision has yet to determine whether its tank tracking, database and lock box communication software is year 2000 compliant. All of Precision's data processing equipment, which consists principally of personal computers, is year 2000 compliant. In the near future, Precision expects to determine the year 2000 compliance of all its software packages.

           CMN - CMN utilizes one primary software package (accounting), and a few secondary software packages (word processing and spreadsheet) in the operation of its business. All of CMN's software applications are year 2000 compliant. CMN's data processing equipment, which consists principally of personal computers, is year 2000 compliant.

           CROWN - Crown utilizes one primary software package (accounting), and approximately three secondary software packages (word processing, spreadsheet and desktop publishing) in the operation of its business. All of its software applications are year 2000 compliant. Crown's file server and local area networking software are not presently year 2000 compliant. However, Crown is in the process of replacing such file server and networking software, and expects to complete this process in October 1998. All of Crown's other data processing equipment, which consists principally of personal computers, is year 2000 compliant.

     Each of Crown and its subsidiaries rely to varying degrees on third parties in the operation of their businesses. Such third parties include banking institutions, telecommunications companies, utilities, manufacturers and parts suppliers. The Company has made inquiries of some of these third parties as to their year 2000 compliance, but has yet to complete this process. The Company believes to the extent a particular third party vendor does not become year 2000 compliant, and such lack of compliance is expected to have a material impact on such vendor's ability to effectively provide goods or services, the Company could replace such vendor to obtain the goods or services it needs. The Company plans to monitor its more material third party relationships and take appropriate action as necessary.

     The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. The Company does not presently have a contingency plan with respect to its year 2000 compliance as it expects to be fully compliant by the end of 1998.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of Argentina's government, currency exchange rate fluctuations, the repatriation of funds from Argentina, domestic or global economic conditions (particularly in the Dallas/Ft. Worth area), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SEASONALITY

     The Company's automobile sales operation is seasonal in nature. In the automobile business, the Company's third fiscal quarter (November through January) is historically the slowest period of time for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot easily be reduced during periods of decreased sales. None of the Company's other businesses experience significant seasonal fluctuations.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

     In August 1998 an action was filed against the Company in the 8th Judicial District Court of Clark County, Nevada by Resort Properties of America ("RPA"). In this action RPA alleges it had a verbal agreement with the Company pertaining to the sale of the Company's Las Vegas land which was sold in September 1997. RPA claims it is due a brokerage commission of $450,000 plus attorney's fees. While the Company has yet to formally respond to the complaint, it intends to deny the material allegations of the claim and vigorously contest any liability in the matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Paaco Purchase

     Effective May 1, 1998 the Company issued 375,000 shares of its common stock to the minority shareholders of Paaco to acquire an additional 12% interest in Paaco. The shares were valued at $1.5 million in the aggregate.

Precision Purchase

     Effective May 1, 1998 the Company issued 288,027 shares of its common stock to the minority shareholders of Precision to acquire the remaining 20% interest in Precision it did not previously own. The shares were valued at approximately $1.1 million in the aggregate.

Warrant Exercise

     In June 1998 the Company issued 169,941 shares of its common stock to Nomura Holding America, Inc. ("Nomura") in connection with Nomura's full exercise of a warrant held by them to purchase 508,414 shares of the Company's common stock. Nomura exercised the warrant pursuant to its "cashless exercise" feature.

     All of the above securities were issued in reliance upon an exemption from registration pursuant to Section 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1 Financial data schedule(1).

         (b)     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the fiscal quarter ended July 31, 1998.

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


Dated: September 14, 1998

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
 27.1          Financial Data Schedule