Form 10-Q
period 1998-10-31
CROWN GROUP INC /TX/
filed 1998-12-15
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal quarter ended:               Commission file number:
             OCTOBER 31, 1998                              0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                          TEXAS                                                                         63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
            Title of Each Class                       December 10, 1998
            -------------------                       -----------------
    Common stock, par value $.01 per share                9,945,313

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                          October 31, 1998
                                                                                            (unaudited)           April 30, 1998
                                                                                          -----------------       ---------------

Assets:
    Cash and cash equivalents                                                                $   1,712,004          $  6,481,706
    Marketable equity securities                                                                17,316,545             4,742,180
    Accounts and other receivables, net                                                          3,951,002             2,311,668
    Mortgage loans held for sale, net                                                            9,731,175            14,350,437
    Finance receivables, net                                                                    46,210,303            36,049,525
    Inventory                                                                                    4,862,716             3,783,290
    Prepaid and other assets                                                                       552,098               572,089
    Property and equipment, net                                                                 15,473,145             9,165,703
    Investment in CMN and related assets, net                                                    5,501,547             6,606,114
    Goodwill, net                                                                               11,106,726             9,613,972
                                                                                             -------------          ------------

                                                                                             $ 116,417,261          $ 93,676,684
                                                                                             =============          ============




Liabilities and stockholders' equity:
    Accounts payable                                                                         $   1,480,234          $  2,014,698
    Accrued liabilities                                                                          1,755,206             1,952,828
    Income taxes payable                                                                           107,678               142,572
    Revolving credit facilities                                                                 44,853,274            41,164,524
    Other notes payable                                                                          8,610,017             4,870,074
    Deferred sales tax                                                                           2,683,859             2,090,303
    Deferred income taxes                                                                        7,734,381             2,961,727
                                                                                             -------------          ------------
          Total liabilities                                                                     67,224,649            55,196,726
                                                                                             -------------          ------------

    Minority interests                                                                           2,848,609             3,447,705
    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
          authorized; 9,945,336 issued and outstanding (9,433,963 at April 30, 1998)                99,453                94,340
       Additional paid-in capital                                                               37,070,219            35,547,369
       Accumulated deficit                                                                      (1,031,567)           (2,539,956)
       Unrealized appreciation of securities                                                    10,205,898             1,930,500
                                                                                             -------------          ------------
          Total stockholders' equity                                                            46,344,003            35,032,253
                                                                                             -------------          ------------

                                                                                             $ 116,417,261          $ 93,676,684
                                                                                             =============          ============




See accompanying notices to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                        Three Months Ended
                                                                            October 31,
                                                                     1998                 1997
                                                                 ------------         ------------

Revenues:
    Sales                                                        $ 14,801,080
    Rental income                                                     642,957
    Gain on sale of mortgage loans                                  1,171,458
    Interest income                                                 2,745,432         $    415,299
    Interest, fees and rentals from CMN                               358,711              126,334
    Other                                                              30,386               14,000
                                                                 ------------         ------------
                                                                   19,750,024              555,633
                                                                 ------------         ------------

Costs and expenses:
    Cost of sales                                                   9,508,849
    Selling, general and administrative                             5,774,728            1,017,167
    Provision for credit losses                                     1,704,788
    Interest expense                                                1,478,277                1,614
    Depreciation and amortization                                     510,127              127,191
                                                                 ------------         ------------
                                                                   18,976,769            1,145,972
                                                                 ------------         ------------

Other income:
    Equity in earnings of CMN                                         147,807              167,806
    Gain on sale of securities                                                              23,674
                                                                 ------------         ------------
                                                                      147,807              191,480
                                                                 ------------         ------------

       Income (loss) before taxes and minority interests              921,062             (398,859)

Provision (benefit) for income taxes                                  282,004             (348,030)
Minority interests                                                    137,950
                                                                 ------------         ------------

       Net income (loss)                                         $    501,108         $    (50,829)
                                                                 ============         ============



Earnings (loss) per share:
       Basic                                                     $       0.05         $      (0.01)
       Diluted                                                   $       0.05         $      (0.01)


Weighted average number of shares outstanding:
       Basic                                                       10,071,689            9,870,063
       Diluted                                                     10,177,528            9,870,063





See accompanying notices to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                         Six Months Ended
                                                                            October 31,
                                                                     1998                  1997
                                                                 ------------          ------------

Revenues:
    Sales                                                        $ 31,314,081
    Rental income                                                   1,272,015
    Gain on sale of mortgage loans                                  2,313,653
    Interest income                                                 5,269,502          $    794,347
    Interest, fees and rentals from CMN                               609,013               216,301
    Other                                                              41,550                39,195
                                                                 ------------          ------------
                                                                   40,819,814             1,049,843
                                                                 ------------          ------------

Costs and expenses:
    Cost of sales                                                  19,943,002
    Selling, general and administrative                            11,524,459             2,127,454
    Provision for credit losses                                     3,613,951
    Interest expense                                                2,789,702                 1,614
    Depreciation and amortization                                     999,318               219,555
                                                                 ------------          ------------
                                                                   38,870,432             2,348,623
                                                                 ------------          ------------

Other income (expense):
    Equity in earnings of CMN                                         716,428               407,685
    Gain (loss) on sale of securities                                 (74,403)               23,674
                                                                 ------------          ------------
                                                                      642,025               431,359
                                                                 ------------          ------------

       Income (loss) before taxes and minority interests            2,591,407              (867,421)

Provision (benefit) for income taxes                                  742,377              (507,199)
Minority interests                                                    340,641
                                                                 ------------          ------------

       Net income (loss)                                         $  1,508,389          $   (360,222)
                                                                 ============          ============



Earnings (loss) per share:
       Basic                                                     $       0.15          $      (0.04)
       Diluted                                                   $       0.15          $      (0.04)


Weighted average number of shares outstanding:
       Basic                                                       10,143,969            10,055,465
       Diluted                                                     10,305,483            10,055,465






See accompanying notices to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)


                                                            Three Months Ended                      Six Months Ended
                                                                October 31,                             October 31,
                                                          1998                1997                 1998                1997
                                                      -----------         -----------          -----------         -----------

Net income (loss)                                     $   501,108         $   (50,829)         $ 1,508,389         $  (360,222)

Unrealized appreciation of securities arising
  during period                                         3,489,754                                8,275,398
                                                      -----------         -----------          -----------         -----------


     Comprehensive income (loss)                      $ 3,990,862         $   (50,829)         $ 9,783,787         $  (360,222)
                                                      ===========         ===========          ===========         ===========





See accompanying notices to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                     1998                  1997
                                                                                 ------------          ------------

Operating activities:
   Net income (loss)                                                             $  1,508,389          $   (360,222)
   Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
       Depreciation and amortization                                                  999,318               219,555
       Amortization of finance receivable discount                                   (479,208)
       Deferred income taxes                                                          595,511            (1,315,000)
       Provision for credit losses                                                  3,613,951
       Minority interests                                                             340,641
       Gain on sale of mortgage loans                                              (2,313,653)
       Gain on sale of assets                                                         (85,629)
       (Gain) loss on sale of securities                                               74,403               (23,674)
       Equity in earnings of CMN                                                     (716,428)             (407,685)
       Changes in assets and liabilities, net of transactions:
            Accounts and other receivables                                           (804,417)             (318,466)
            Mortgage loans originated or acquired                                 (45,185,853)           (6,204,821)
            Mortgage loans sold and principal repayments                           52,068,737
            Inventory                                                               2,195,142
            Prepaids and other assets                                                  78,214               (61,057)
            Accounts payable, accrued liabilities and deferred sales tax              138,518              (218,535)
            Income taxes payable                                                      (34,894)              445,000
                                                                                 ------------          ------------
                    Net cash provided (used) by operating activities               11,992,742            (8,244,905)
                                                                                 ------------          ------------


Investing activities:
       Finance receivable originations                                            (28,219,935)
       Finance receivable collections                                              11,167,831
       Purchase of property and equipment                                          (8,131,647)             (755,950)
       Sale of assets                                                                 501,356            15,250,000
       Purchase of securities                                                        (471,266)             (339,207)
       Sale of securities                                                             360,984               221,995
       Dividends and collections of notes receivable from CMN                       1,665,685               304,250
       Purchase of CMN and related assets                                                                (7,000,001)
                                                                                 ------------          ------------
                    Net cash provided (used) by investing activities              (23,126,992)            7,681,087
                                                                                 ------------          ------------


Financing activities:
       Capital contribution from minority owner                                        60,000
       Purchase of common stock                                                    (1,124,145)           (1,426,063)
       Proceeds from revolving credit facilities, net                               3,688,750
       Proceeds from other debt, net                                                3,739,943
                                                                                 ------------          ------------
                    Net cash provided (used) by financing activities                6,364,548            (1,426,063)
                                                                                 ------------          ------------


Decrease in cash and cash equivalents                                              (4,769,702)           (1,989,881)
Cash and cash equivalents at:       Beginning of period                             6,481,706            21,117,960
                                                                                 ------------          ------------

                                    End of period                                $  1,712,004          $ 19,128,079
                                                                                 ============          ============






See accompanying notices to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses. In December 1998 the Company entered into an agreement to acquire Fleeman Holding Company, including its wholly-owned subsidiary America's Car-Mart, Inc. ("Car-Mart"), for $41 million. Car-Mart is a used car sales and finance company that operates 30 dealerships in four states (see Note N).

    Since its inception in 1983 through June 1993 the Company was engaged in various facets of the cable and related programming businesses. From June 1993 until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. In November 1996 the Company decided to expand its business interests beyond casino gaming and began pursuing business opportunities in other fields. As a result the Company has acquired or formed several businesses in a variety of industries.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

Marketable Equity Securities

   Investments in marketable equity securities are recorded at market value based upon closing stock prices as quoted on national stock exchanges or the NASDAQ stock market. The Company considers all of its equity securities to be "available for sale" securities, and the difference between the Company's cost and such security's market value is included as a separate component of stockholders' equity entitled "unrealized appreciation of securities," on a net of tax basis.

   As of April 30, 1998 and October 31, 1998 the Company held 222,222 shares of Inktomi Corporation common stock, which company completed its initial public offering ("IPO") on or about June 9, 1998. The Company's Inktomi shares were subject to an underwriter's lock-up agreement which restricted the Company from selling its Inktomi stock until December 8, 1998. Presently, the Company's Inktomi shares are not registered, and thus the Company may not sell such shares in the public markets until the completion of a one year holding period which ends on February 25, 1999. However, the Company is free to sell its Inktomi shares in a private transaction. The Company valued its Inktomi shares based upon the closing stock price of $84.3125 per share on October 31, 1998, less a 10% discount to reflect the restrictions on such shares. Accordingly, at October 31, 1998 the carrying value of the Company's Inktomi stock was $16,862,500 which reflects a gross unrealized gain of $15,787,500 over the Company's cost of $1,075,000.

Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At October 31, 1998 accumulated amortization of goodwill amounted to $465,882.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1999 presentation.

C - ACQUISITIONS

Paaco Purchase

   Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 the Company acquired an additional 12% interest in Paaco directly from the Paaco Management Shareholders. With this purchase the Company now owns 65% of Paaco. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock.

Precision Purchase

   On February 3, 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million in cash. On March 5, 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million in cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company acquired the remaining 20% interest in Precision it did not previously own by issuing 288,027 shares of the Company's common stock to the minority shareholders of Precision in a private placement.



D - CMN OPERATING RESULTS

    The operating results of CMN for the six months ended October 31, 1998 and 1997 were as follows (in thousands):

                                                               Six Months Ended
                                                                  October 31,
                                                             1998             1997
                                                           --------         -------

Revenues                                                   $ 10,945         $ 8,821
Costs and expenses                                            7,944           6,357
Interest, fees and rentals to shareholders                      832           1,077
Provision for income taxes                                      707             413
                                                           --------         -------

     Net income                                            $  1,462         $   974
                                                           ========         =======



E - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 18 to 26% per annum and provide for payments over periods ranging from 24 to 36 months. A summary of finance receivables as of October 31, 1998 and April 30, 1998 is as follows:

                                             October 31,            April 30,
                                                1998                  1998
                                            ------------          ------------

Finance receivables                         $ 65,130,613          $ 51,417,981
Unearned finance charges                     (12,434,894)           (9,930,356)
Allowance for credit losses                   (6,001,423)           (4,727,679)
Valuation discount                              (483,993)             (710,421)
                                            ------------          ------------

                                            $ 46,210,303          $ 36,049,525
                                            ============          ============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired an interest in Paaco (53% on February 1, 1998 and 12% on May 1, 1998), the Company valued Paaco's finance receivable portfolios at market value and determined that an aggregate valuation discount of $1,215,966 was appropriate. This discount is being amortized into interest income over the life of the related finance receivable portfolios that existed on the purchase date using the interest method.

A summary of the finance receivables allowance for credit losses for the period from April 30, 1998 to October 31, 1998 is as follows:

        Balance at April 30, 1998                                        $ 4,727,679
        Provision for credit losses                                        3,528,351
        Net charge offs                                                   (2,254,607)
                                                                         -----------

             Balance at October 31, 1998                                 $ 6,001,423
                                                                         ===========

   In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale ($102,600) and trade accounts receivable ($12,500) as of October 31, 1998.



F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of October 31, 1998 and April 30, 1998 is as follows:

                                                                 October 31,           April 30,
                                                                    1998                 1998
                                                                ------------          ------------

         Land and buildings                                     $  2,778,117          $  2,332,750
         Construction in progress                                  3,577,646
         Rental equipment                                          6,000,009             4,749,652
         Furniture, fixtures and equipment                         3,221,152             1,904,536
         Leasehold improvements                                    1,122,728               920,583
         Less accumulated depreciation and amortization           (1,226,507)             (741,818)
                                                                ------------          ------------

                                                                $ 15,473,145          $  9,165,703
                                                                ============          ============



G - DEBT

   A summary of debt at October 31, 1998 is as follows:

                                             Revolving Credit Facilities
-----------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                       Primary          Balance at
Borrower            Lender           Amount          Rate         Maturity       Collateral     October 31, 1998
------------   ------------------  ------------  --------------   -----------  ---------------  -----------------

Paaco          Finova              $38 million   Prime + 3.00%    Apr 2000     Finance rec.         $ 34,927,375
Concorde       Bank One            $20 million   Libor + 2.25%    Jan 1999     Mortgage loans          5,572,149
Precision      Wells Fargo         $5 million    Prime            June 2000    IBC's and rec.          3,853,750
Paaco          Comerica            $500,000      Prime + 2.00%    Demand       Vehicle inv.              500,000
                                                                                                    ------------

                                                                                                    $ 44,853,274
                                                                                                    ============


                                              Other Notes Payable
-----------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                       Primary          Balance at
Borrower            Lender           Amount          Rate         Maturity       Collateral     October 31, 1998
------------   ------------------  ------------  --------------   -----------  ---------------  -----------------

Home Stay      Bank of Pensacola   $5.4 million  8.50%            Feb 2004       Real estate       $ 3,231,883
Paaco          Chase Texas         N/A           8.50%            Oct 2003       Real estate           973,054
Paaco          Heller Financial    N/A           Prime + 2.25%    Dec 2015       Real estate           624,957
Paaco          Various             N/A           Various          1998 to 1999   None                3,780,123
                                                                                                   -----------

                                                                                                   $ 8,610,017
                                                                                                   ===========

H - COMPREHENSIVE INCOME INFORMATION

    Supplemental comprehensive income disclosures for the six months ended October 31, 1998 are as follows:

                                                                                 Six Months
                                                                                    Ended
                                                                              October 31, 1998
                                                                              ------------------

     Gross unrealized appreciation of securities arising during period            $ 12,538,482
     Provision for income taxes                                                      4,263,084
                                                                                  ------------

          Unrealized appreciation of securities arising during period             $  8,275,398
                                                                                  ============


    Changes to unrealized appreciation of securities for the six months ended October 31, 1998 are as follows:

                                                                                 Six Months
                                                                                    Ended
                                                                              October 31, 1998
                                                                              ------------------

    Balance at April 30, 1998                                                     $  1,930,500
    Current period change                                                            8,275,398
                                                                                  ------------

         Balance at October 31, 1998                                              $ 10,205,898
                                                                                  ============



I - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the six months ended October 31, 1998 and 1997 is as follows:

                                                                Six Months Ended
                                                                  October 31,
                                                           1998                 1997
                                                       ------------         ------------

         Net income (loss)                             $  1,508,389         $   (360,222)
                                                       ============         ============

         Average shares outstanding-basic                10,143,969           10,055,465
              Dilutive options                              143,543
              Dilutive warrants                              17,971
                                                       ------------         ------------

         Average shares outstanding-diluted              10,305,483           10,055,465
                                                       ============         ============

         Earnings (loss) per share:
              Basic                                    $       0.15         $      (0.04)
              Diluted                                  $       0.15         $      (0.04)

         Antidilutive securities not included:
              Options                                       185,000              814,643
                                                       ============         ============

              Warrants                                      391,198            1,184,246
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

Litigation

   In August 1998 an action was filed against the Company in the 8th Judicial District Court of Clark County, Nevada by Resort Properties of America ("RPA"). In this action RPA alleges it had a verbal agreement with the Company pertaining to the sale of the Company's Las Vegas land which was sold in September 1997. RPA claims it is due a brokerage commission of $450,000 plus attorney's fees. The Company has denied the material allegations of the claim and intends to vigorously contest any liability in the matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company.



L - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the six months ended October 31, 1998 and 1997 are as follows:

                                                             Six Months Ended
                                                                October 31,
                                                          1998                1997
                                                      -----------         -----------

Conversion of a portion of CMN note to equity                             $ 2,516,493
Value of stock issued in acquisitions                 $ 2,652,108
Inventory acquired in repossession                      3,274,568
Interest paid, net of amount capitalized                2,738,257               1,614
Income taxes paid                                         100,000             300,000

M - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended October 31, 1998 and 1997. These segments are categorized by legal entity, which also corresponds to the lines of business of the Company. The segments include (i) Paaco, which sells and finances used vehicles, (ii) Precision, which rents and sells intermediate bulk containers, (iii) Concorde, which originates and sells sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, activities of relatively inactive subsidiaries and the Company's equity investment in CMN. The Company's business segment data for the three months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                    Three Months Ended October 31, 1998
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other             $ 14,049      $  1,395       $  1,205       $    356                    $  17,005
     Interest income                2,108             3            393            385     $    (144)         2,745
                                 ---------     ---------      ---------      ---------    ----------     ----------
          Total                    16,157         1,398          1,598            741          (144)        19,750
                                 ---------     ---------      ---------      ---------    ----------     ----------

Costs and expenses:
     Cost of sales                  8,958           551                                                      9,509
     Selling, gen. and admin.       3,614           319          1,116            726                        5,775
     Prov. for credit losses        1,663            10             32                                       1,705
     Interest expense               1,220            98            304                         (144)         1,478
     Depreciation and amort.           66           163             41            240                          510
                                 ---------     ---------      ---------      ---------    ----------     ----------
          Total                    15,521         1,141          1,493            966          (144)        18,977
                                 ---------     ---------      ---------      ---------    ----------     ----------

CMN earnings and other                                                            148                          148
                                 ---------     ---------      ---------      ---------    ----------     ----------

Income (loss) before taxes
     and minority interests      $    636      $    257       $    105       $    (77)    $     --       $     921
                                 =========     =========      =========      =========    ==========     ==========


Capital expenditures             $    147      $  1,103       $     77       $  2,347     $     --       $   3,674
                                 =========     =========      =========      =========    ==========     ==========


Total assets                     $ 56,428      $ 11,438       $ 10,981       $ 64,300     $ (26,730)     $ 116,417
                                 =========     =========      ========       ========     =========      =========


                                                         Three Months Ended October 31, 1997
                              -------------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations      Consolidated
                              ------------  ------------   ----------    ------------  -------------    -----------------
Revenues:
     Sales and other                                                      $    141                              $ 141
     Interest income                                        $    82            368     $     (35)                 415
                                                            -------       --------     ---------             --------
          Total                                                  82            509           (35)                 556
                                                            -------       --------     ---------             --------

Costs and expenses:
     Selling, gen. and admin.                                   384            633                              1,017
     Interest expense                                            37                          (35)                   2
     Depreciation and amort.                                      6            121                                127
                                                            -------       --------     ---------             --------
          Total                                                 427            754           (35)               1,146
                                                            -------       --------     ---------             --------

CMN earnings and other                                                        191                                 191
                                                            -------       --------     ---------             --------

Income (loss) before taxes
     and minority interests                                 $  (345)      $    (54)    $    --               $   (399)
                                                            =======       ========     =========             ========


Capital expenditures                                        $   198       $    429     $    --               $    627
                                                            =======       ========     =========             ========


Total assets                                                $ 7,626       $ 42,551     $ (14,700)            $ 35,477
                                                            =======       ========     =========             ========

The Company's business segment data for the six months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                     Six Months Ended October 31, 1998
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other               $ 29,909      $  2,677      $  2,356      $    608                     $  35,550
     Interest income                  3,919             3           804           803      $    (259)         5,270
                                   --------      --------      --------      --------      ---------      ---------
          Total                      33,828         2,680         3,160         1,411           (259)        40,820
                                   --------      --------      --------      --------      ---------      ---------

Costs and expenses:
     Cost of sales                   18,935         1,008                                                    19,943
     Selling, gen. and admin          7,393           629         2,223         1,280                        11,525
     Prov. for credit losses          3,528            10            76                                       3,614
     Interest expense                 2,250           190           609                         (259)         2,790
     Depreciation and amort             135           315            73           476                           999
                                   --------      --------      --------      --------      ---------      ---------
          Total                      32,241         2,152         2,981         1,756           (259)        38,871
                                   --------      --------      --------      --------      ---------      ---------

CMN earnings and other                                                            642                           642
                                   --------      --------      --------      --------      ---------      ---------

Income before taxes
     and minority interests        $  1,587      $    528      $    179      $    297      $    --        $   2,591
                                   ========      ========      ========      ========      =========      =========


Capital expenditures               $    374      $  2,168      $    219      $  5,371      $    --        $   8,132
                                   ========      ========      ========      ========      =========      =========


Total assets                       $ 56,428      $ 11,438      $ 10,981      $ 64,300      $ (26,730)     $ 116,417
                                   ========      ========      ========      ========      =========      =========


                                                     Six Months Ended October 31, 1997
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other                                        $      1       $    255                      $    256
     Interest income                                              94            735      $     (35)           794
                                                            --------       --------      ---------       --------
          Total                                                   95            990            (35)         1,050
                                                            --------       --------      ---------       --------

Costs and expenses:
     Selling, gen. and admin                                     584          1,543                         2,127
     Interest expense                                             37                           (35)             2
     Depreciation and amort                                        7            213                           220
                                                            --------       --------      ---------       --------
          Total                                                  628          1,756            (35)         2,349
                                                            --------       --------      ---------       --------

CMN earnings and other                                                          432                           432
                                                            --------       --------      ---------       --------

Loss before taxes
     and minority interests                                 $   (533)      $   (334)     $    --         $   (867)
                                                            ========       ========      =========       ========


Capital expenditures                                        $    198       $    558      $    --         $    756
                                                            ========       ========      =========       ========


Total assets                                                $  7,626       $ 42,551      $ (14,700)      $ 35,477
                                                            ========       ========      =========       ========

N - SUBSEQUENT EVENT

   In December 1998 the Company entered into a definitive stock purchase agreement to acquire 100% of the outstanding common stock of Fleeman Holding Company, the parent company of Car-Mart, for $41 million. The purchase price consists of $33.5 million in cash, and a $7.5 million note with interest payable monthly at 8.5% per annum and the principal due in five years. Closing of the transaction is subject to certain conditions, including obtaining financing for a portion of the purchase price.

   Car-Mart was founded in 1981 and presently operates thirty "buy-here pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. As of May 31, 1998 Car-Mart's finance receivable portfolio consisted of approximately 15,000 accounts representing $45 million in receivables. For the year ended May 31, 1998 Car-Mart reported revenues of approximately $52 million. The transaction is scheduled to close in January 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.



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



OVERVIEW

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodge I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses. In December 1998 the Company entered into a definitive stock purchase agreement to acquire 100% of the outstanding common stock of Fleeman Holding Company, the parent company of America's Car-Mart, Inc. ("Car-Mart"), for $41 million. The purchase price consists of $33.5 million in cash, and a $7.5 million note with interest payable monthly at 8.5% per annum and the principal due in five years. Car-Mart is a used car sales and finance company that operates 30 dealerships in four states.

    Since its inception in 1983 through June 1993 the Company was engaged in various facets of the cable and related programming businesses. From June 1993 until November 1996, the Company's primary business focus was that of owning, operating and developing casino gaming properties. In November 1996 the Company decided to expand its business interests beyond casino gaming and began pursuing business opportunities in other fields. As a result the Company has acquired or formed several businesses in a variety of industries as follows:

         CMN - In June 1997 the Company acquired a 49% interest in CMN for a purchase price of $7 million in cash. CMN operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina under an exclusive concession contract.

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

         PAACO - In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco. Effective May 1, 1998 the Company purchased an additional 12% interest in Paaco from the management shareholders. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock. Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft. Worth metropolitan area. Paaco is in the process of opening two dealerships in Houston, Texas. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market.

         PRECISION - In February 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million in cash. In March 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million in cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company purchased the remaining 20% of Precision. The purchase price of approximately $1.1 million was paid by issuing 288,027 shares of the Company's common stock. Precision is in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers.

         HOME STAY - In May 1998 the Company, along with a minority holder, formed Home Stay. Home Stay is in the business of constructing and operating extended-stay lodging facilities.



RESULTS OF OPERATIONS

    The Company's 49% investment in CMN is accounted for on the equity method. Since the Company's investment in CMN was completed in June 1997, the six months ended October 31, 1997 only includes five months of CMN operating results. Concorde was formed in June 1997, and, as a result, only had limited operations during the three and six months ended October 31, 1997. Paaco and Precision were acquired in February 1998, and, as a result, are not reflected in the Company's operating results for the three and six months ended October 31, 1997. As a result of the above transactions, the Company's operating results for the three and six months ended October 31, 1998 and 1997 are not entirely comparable.



THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1997

    Below is a presentation of the operating results for the four principal business segments of the Company for the three months ended October 31, 1998 and 1997. The segments include (i) Paaco, which sells and finances used vehicles,
(ii) Precision, which rents and sells intermediate bulk containers, (iii) Concorde, which originates and sells sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, activities of relatively inactive subsidiaries and the Company's equity investment in CMN. The Company's business segment data for the three months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                    Three Months Ended October 31, 1998
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other             $ 14,049      $  1,395       $  1,205       $    356                    $  17,005
     Interest income                2,108             3            393            385     $    (144)         2,745
                                 --------      --------       --------       --------     ---------      ---------
          Total                    16,157         1,398          1,598            741          (144)        19,750
                                 --------      --------       --------       --------     ---------      ---------

Costs and expenses:
     Cost of sales                  8,958           551                                                      9,509
     Selling, gen. and admin.       3,614           319          1,116            726                        5,775
     Prov. for credit losses        1,663            10             32                                       1,705
     Interest expense               1,220            98            304                         (144)         1,478
     Depreciation and amort.           66           163             41            240                          510
                                 --------      --------       --------       --------     ---------      ---------
          Total                    15,521         1,141          1,493            966          (144)        18,977
                                 --------      --------       --------       --------     ---------      ---------

CMN earnings and other                                                            148                          148
                                 --------      --------       --------       --------     ---------      ---------

Income (loss) before taxes
     and minority interests      $    636      $    257       $    105       $    (77)    $     --       $     921
                                 ========      ========       ========       ========     =========      =========

                                                        Three Months Ended October 31, 1997
                              -------------------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations        Consolidated
                              ------------  ------------   ----------    ------------  -------------    ----------------------
Revenues:
     Sales and other                                                      $    141                           $    141
     Interest income                                        $    82            368     $     (35)                 415
                                                            -------       --------     ---------             --------
          Total                                                  82            509           (35)                 556
                                                            -------       --------     ---------             --------

Costs and expenses:
     Selling, gen. and admin.                                   384            633                              1,017
     Interest expense                                            37                          (35)                   2
     Depreciation and amort.                                      6            121                                127
                                                            -------       --------     ---------             --------
          Total                                                 427            754           (35)               1,146
                                                            -------       --------     ---------             --------

CMN earnings and other                                                        191                                 191
                                                            -------       --------     ---------             --------

Income (loss) before taxes
     and minority interests                                 $  (345)      $    (54)    $    --               $   (399)
                                                            =======       ========     =========             ========


    Revenues from sales and rental income pertain to the businesses of Paaco and Precision, which were acquired during the fourth quarter of fiscal 1998. Interest income for the three months ended October 31, 1998 increased $2.3 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) interest earned on Paaco's finance receivable portfolio ($2.1 million), and (ii) greater interest earned on Concorde's mortgage loans ($.3 million) as a result of an increase in the average amount of mortgage loans held for sale.

    Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the three months ended October 31, 1998 increased $4.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Paaco and Precision ($3.9 million), and (ii) the development of Concorde's mortgage based lending business ($.7 million). Interest expense for the three months ended October 31, 1998 increased $1.5 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization expense for the three months ended October 31, 1998 increased $.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($164,256),
(ii) depreciating the assets of Paaco and Precision ($186,030), and (iii) greater depreciation at Concorde ($33,693).

    The provision for income taxes for the three months ended October 31, 1998 was $282,004 on pretax income of $921,062. This equates to an effective tax rate of 36.5% after removing from pretax income the equity in earnings of CMN ($147,807), which earnings are presented on an after tax basis. The benefit for income taxes for the three months ended October 31, 1997 was $348,030 on a pretax loss of $398,859. The prior period benefit differed from the amount determined by applying the 34% federal statutory rate principally as a result of
(i) equity in earnings of CMN being reported on an after tax basis, and (ii) a change in the valuation allowance of certain deferred tax assets. Minority interests for the three months ended October 31, 1998 ($137,950) pertain to the portion of Paaco (35%) not owned by the Company during the period. Net income for the three months ended October 31, 1998 increased $551,937 compared to the same period in the prior fiscal year. The increase was the result of (i) including the results of operations of Paaco and Precision in the current period, and (ii) Concorde reporting pretax earnings in the current period ($105,360) compared to a pretax loss ($345,034) in the prior period.

SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1997

The Company's business segment data for the six months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                     Six Months Ended October 31, 1998
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other               $ 29,909      $  2,677      $  2,356      $    608                      $ 35,550
     Interest income                  3,919             3           804           803       $   (259)         5,270
                                   --------      --------      --------      --------       --------       --------
          Total                      33,828         2,680         3,160         1,411           (259)        40,820
                                   --------      --------      --------      --------       --------       --------

Costs and expenses:
     Costs of sales                  18,935         1,008                                                    19,943
     Selling, gen. and admin.         7,393           629         2,223         1,280                        11,525
     Prov. for credit losses          3,528            10            76                                       3,614
     Interest expense                 2,250           190           609                         (259)         2,790
     Depreciation and amort.            135           315            73           476                           999
                                   --------      --------      --------      --------       --------       --------
          Total                      32,241         2,152         2,981         1,756           (259)        38,871
                                   --------      --------      --------      --------       --------       --------

CMN earnings and other                                                            642                           642
                                   --------      --------      --------      --------       --------       --------

Income before taxes
     and minority interests        $  1,587      $    528      $    179      $    297       $   --         $  2,591
                                   ========      ========      ========      ========       ========       ========


                                                     Six Months Ended October 31, 1997
                              -------------------------------------------------------------------------------------
                                 Paaco       Precision      Concorde        Other       Eliminations  Consolidated
                              ------------  ------------   ------------  -------------  ------------  -------------
Revenues:
     Sales and other                                        $      1       $    255                      $    256
     Interest income                                              94            735      $     (35)           794
                                                            --------       --------      ---------       --------
          Total                                                   95            990            (35)         1,050
                                                            --------       --------      ---------       --------

Costs and expenses:
     Selling, gen. and admin.                                    584          1,543                         2,127
     Interest expense                                             37                           (35)             2
     Depreciation and amort.                                       7            213                           220
                                                            --------       --------      ---------       --------
          Total                                                  628          1,756            (35)         2,349
                                                            --------       --------      ---------       --------

CMN earnings and other                                                          432                           432
                                                            --------       --------      ---------       --------

Loss before taxes
     and minority interests                                 $   (533)      $   (334)     $    --         $   (867)
                                                            ========       ========      =========       ========


    Revenues from sales and rental income pertain to the businesses of Paaco and Precision, which were acquired during the fourth quarter of fiscal 1998. Interest income for the six months ended October 31, 1998 increased $4.5 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) interest earned on Paaco's finance receivable portfolio ($3.9 million), and (ii) greater interest earned on Concorde's mortgage loans ($.7 million) as a result of an increase in the average amount of mortgage loans held for sale.

    Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the six months ended October 31, 1998 increased $9.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Paaco and Precision ($8.0 million), and (ii) the development of Concorde's mortgage based lending business ($1.6 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the six months ended October 31, 1998 increased $2.8 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization expense for the six months ended October 31, 1998 increased $.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($328,452), (ii) depreciating the assets of Paaco and Precision ($364,165), and (iii) greater depreciation at Concorde ($66,645).

    The provision for income taxes for the six months ended October 31, 1998 was $742,377 on pretax income of $2,591,407. This equates to an effective tax rate of 39.6% after removing from pretax income the equity in earnings of CMN ($716,428), which earnings are presented on an after tax basis. The benefit for income taxes for the six months ended October 31, 1997 was $507,199 on a pretax loss of $867,421. This equates to an effective tax rate of 39.8% after removing from the pretax loss the equity in earnings of CMN ($407,685), which earnings are presented on an after tax basis. Minority interests for the six months ended October 31, 1998 ($340,641) pertain to the portion of Paaco (35%) not owned by the Company during the period. Net income for the six months ended October 31, 1998 increased $1,868,611 compared to the same period in the prior fiscal year. The increase was the result of (i) including the results of operations of Paaco and Precision in the current period, and (ii) Concorde reporting pretax earnings in the current period ($178,499) compared to a pretax loss ($532,565) in the prior period.



LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1998 net cash provided by operating activities amounted to $12.0 million. The principal source of cash resulted from the sale of mortgage loans. The excess of mortgage loans sold and principal repayments over mortgage loans originated or acquired was $6.9 million. Net cash used by investing activities of $23.1 million included (i) a $17.0 million use of cash in finance receivable originations in excess of finance receivable collections, and (ii) an $8.1 million use of cash in the purchase of assets (rental and other equipment and the construction of lodging facilities). Net cash provided by financing activities of $6.4 million principally relates to $3.7 million of cash provided by the asset based revolving credit facilities of Paaco, Concorde and Precision, and $3.7 million of proceeds from the issuance of other debt (Home Stay construction loan and financing of Paaco real estate).

    As of October 31, 1998 the Company's sources of liquidity included approximately (i) $2 million of cash on hand, of which $1 million was held by Crown, (ii) $17 million of marketable equity securities held by Crown, (iii) $21 million remaining to be drawn on the credit facilities of Paaco, Concorde, Precision and Home Stay, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale, intermediate bulk containers and lodging facilities), and (iv) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity other than in connection with the Car-Mart acquisition described below. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown.

    The acquisition of Car-Mart requires that the Company (i) pay the sellers $33.5 million in cash, and (ii) issue a $7.5 million promissory note bearing interest at 8.5% per annum with the principal balance due in five years. In connection with the cash portion of the purchase price, the Company anticipates it will (i) enter into an asset based revolving credit facility with a commercial bank or finance company for up to $35 million, and (ii) sell all or part of the Company's marketable equity securities. The Company is presently evaluating a number of proposals from several potential lenders which range from $15 million to $35 million. Each proposal is subject to the satisfaction of certain conditions. The Company expects to complete the acquisition of Car-Mart in January 1999.

    The Company is also focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. Precision's and Home Stay's credit facilities can support the majority of their expected growth over the next twelve months. Concorde's $20 million revolving credit facility, which expires in January 1999, is in the process of being renewed. Upon renewal, which is expected to be completed in January 1999, the Company believes such facility will be sufficient to meet Concorde's borrowing needs over the next twelve months. Paaco and its principal lender are in the process of increasing Paaco's revolving credit facility. Paaco expects such facility will be increased to $60 million in January 1999. Upon such increase the Company believes such facility will be sufficient to meet Paaco's borrowing needs over the next twelve months.

    In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 3,000,000 shares of the Company's common stock from time to time in the open market. As of October 31, 1998 the Company had repurchased 2,722,029 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



DATA PROCESSING AND YEAR 2000

   Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. Most of the Company's hardware, software and networking systems are year 2000 compliant, however, a more complete description on a company by company basis is as follows:

           PAACO - Paaco utilizes two primary software packages (operating and accounting), and several secondary software packages (word processing, spreadsheet and database) in the operation of its business. Each of its operating, accounting and secondary software applications are year 2000 compliant. Paaco utilizes two local area networking systems, both of which are year 2000 compliant. All of Paaco's data processing hardware is year 2000 compliant.

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

           PRECISION - Precision utilizes two primary software packages (tank tracking and accounting), and approximately five secondary software packages (word processing, database, spreadsheet, desktop publishing and lock box communication) in the operation of its business. Precision's accounting software and most of its secondary software applications are year 2000 compliant. Precision has yet to determine whether its tank tracking, database and lock box communication software is year 2000 compliant. All of Precision's data processing equipment, which consists principally of personal computers, is year 2000 compliant. By January 1999, Precision expects to determine the year 2000 compliance of all its software packages.

           CMN - CMN utilizes one primary software package (accounting), and a few secondary software packages (word processing and spreadsheet) in the operation of its business. All of CMN's software applications are year 2000 compliant. CMN's data processing equipment, which consists principally of personal computers, is year 2000 compliant.

           CROWN - Crown utilizes one primary software package (accounting), and approximately three secondary software packages (word processing, spreadsheet and desktop publishing) in the operation of its business. All of its software applications are year 2000 compliant. In addition, Crown's local area networking software and all of its data processing hardware is year 2000 compliant.

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

    The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. The Company does not presently have a contingency plan with respect to its year 2000 compliance as it expects to be fully compliant by March of 1999.



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

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

   In August 1998 an action was filed against the Company in the 8th Judicial District Court of Clark County, Nevada by Resort Properties of America ("RPA"). In this action RPA alleges it had a verbal agreement with the Company pertaining to the sale of the Company's Las Vegas land which was sold in September 1997. RPA claims it is due a brokerage commission of $450,000 plus attorney's fees. The Company has denied the material allegations of the claim and intends to vigorously contest any liability in the matter. While no assurance can be given as to the ultimate outcome of this litigation, management believes that the resolution of this matter will not have a material adverse effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 annual meeting of shareholders was held on October 15, 1998. The record date for such meeting was August 21, 1998 on which date there were a total of 10,118,231 shares of common stock outstanding and entitled to vote. At such meeting the election of directors was approved by the Company's shareholders with a summary of the voting as follows:

                                Votes            Votes             Votes
       Director                  For            Against          Abstained
------------------------     ------------     -------------     ------------

Edward R. McMurphy            8,443,360         114,315           50,485
T.J. Falgout, III             8,443,360         114,315           50,485
David J. Douglas              8,436,290         121,385           50,485
J. David Simmons              8,437,060         120,615           50,485
Gerald L. Adams               8,444,822         112,853           50,485
Robert J. Kehl                8,441,860         115,815           50,485
Gerard M. Jacobs              8,447,360         110,315           50,485



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits:

                   27.1   Financial data schedule (1).

          (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1998.

-----------------------

(1) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      CROWN GROUP, INC.



                                      By:   /s/ Mark D. Slusser
                                            ---------------------------------
                                            Mark D. Slusser
                                            Chief Financial Officer,
                                            Vice President Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)






Dated: December 14, 1998

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

 27.1                  Financial Data Schedule