Form 10-K405/A
period 1998-04-30
CROWN GROUP INC /TX/
filed 1999-01-14
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-KA



                                 AMENDMENT NO. 1



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


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1998 are incorporated by reference into Part II of this report.

                                     PART II


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

The Company owns a 49% interest in Casino Magic Neuquen S.A. ("CMN"). CMN's financial results are not consolidated with the Company, but rather are accounted for on the equity method. Following are the consolidated financial statements of CMN as of December 31, 1997 and April 30, 1998 (unaudited) together with the report of independent public accountants.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Casino Magic Neuquen S.A.:


We have audited the accompanying consolidated balance sheet of Casino Magic Neuquen S.A. (a majority-owned subsidiary of Casino Magic Corp.) and subsidiary as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casino Magic Neuquen S.A. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


New Orleans, Louisiana                                       Arthur Andersen LLP
March 6, 1998

                            CASINO MAGIC NEUQUEN S.A.
                           CONSOLIDATED BALANCE SHEETS


                                                                        April 30, 1998        December 31,
Assets                                                                   (Unaudited)              1997
                                                                        ------------          ------------
Cash and cash equivalents                                               $  2,358,052          $  1,312,969
Other receivables                                                            394,893               540,326
Inventories                                                                   54,501                54,501
                                                                        ------------          ------------

         Total current assets                                              2,807,446             1,907,796

Property and equipment:
   Machinery and equipment                                                 1,536,852             1,371,698
   Furniture, fixtures and equipment                                         231,213               219,786
   Transportation equipment                                                   74,953                96,733
                                                                        ------------          ------------

                                                                           1,843,018             1,688,217
   Less accumulated depreciation                                            (651,779)             (544,074)
                                                                        ------------          ------------

                                                                           1,191,239             1,144,143

Concession costs, net of accumulated amortization of $3,162,983
   and $2,846,685, respectively                                            8,223,757             8,540,055
Organization and development costs, net of accumulated
   amortization of $1,409,754 and $1,277,599, respectively                   317,129               522,055
                                                                        ------------          ------------

                                                                        $ 12,539,571          $ 12,114,049
                                                                        ============          ============


Liabilities and Shareholders' Equity

Accounts payable                                                        $    121,899          $     67,063
Payroll and payroll taxes                                                    373,114               237,407
Taxes payable                                                              1,326,113               869,820
Other liabilities                                                            295,411               422,016
Payables to Shareholders                                                     134,321               278,332
                                                                        ------------          ------------

         Total current liabilities                                         2,250,858             1,874,638

Notes payable to Shareholders                                              1,358,182             2,398,050

Minority interest                                                                (86)                 (932)

Shareholders' equity:
   Common stock, par value $1.00 per share, 3,917,000
     shares authorized, issued and outstanding                             3,917,000             3,917,000
   Additional paid-in-capital                                              2,777,957            21,142,000
   Premium not yet paid in                                                      --             (18,364,043)
   Earnings reserved                                                          37,569                37,569
   Retained earnings                                                       2,198,091             1,109,767
                                                                        ------------          ------------

Total shareholders' equity                                                 8,930,617             7,842,293
                                                                        ------------          ------------

                                                                        $ 12,539,571          $ 12,114,049
                                                                        ============          ============


See accompanying notes to consolidated financial statements.

                            CASINO MAGIC NEUQUEN S.A.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Unaudited
                                                           Four Months Ended
                                                                April 30,                      Year Ended
                                                       1998                  1997           December 31, 1997
                                                   ------------          ------------       -----------------
Revenues:
   Casino                                          $  6,078,062          $  5,411,106          $ 16,241,138
   Food and beverage                                    452,773               460,040             1,183,609
                                                   ------------          ------------          ------------
                                                      6,530,835             5,871,146            17,424,747

Costs and expenses:
   Casino                                             2,929,577             2,845,427             9,042,634
   Food and beverage                                    408,102               348,841             1,042,524
   Selling, general and administrative                  972,726             1,054,650             2,691,455
   Depreciation and amortization                        569,952               602,852             1,823,404
                                                   ------------          ------------          ------------

                                                      4,880,357             4,851,770            14,600,017
                                                   ------------          ------------          ------------

Operating income                                      1,650,478             1,019,376             2,824,730

Other income (expense):
   Interest expense                                     (54,659)             (247,926)             (652,459)
   Interest income                                       21,465                14,921                35,811
   Other                                                (68,816)              (98,766)             (112,042)
                                                   ------------          ------------          ------------

                                                       (102,010)             (331,771)             (728,690)

Minority interest                                          (114)                  438                   960

     Income before income taxes                       1,548,354               688,043             2,097,000
Provision for income taxes                              460,030               232,489               708,679
                                                   ------------          ------------          ------------

     Net income                                    $  1,088,324          $    455,554          $  1,388,321
                                                   ============          ============          ============

Earnings per share                                 $       0.28          $       0.81          $       1.23
                                                   ============          ============          ============

Weighted average common shares outstanding            3,917,000               560,000             1,130,230
                                                   ============          ============          ============


See accompanying notes to consolidated financial statements.

                            CASINO MAGIC NEUQUEN S.A.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                            Total
                                                           Additional      Retained                     Shareholders'
                                            Common          Paid-In        Earnings           Legal         Equity
                                            Stock           Capital        (Deficit)         Reserve      (Deficit)
                                        --------------   ------------    ------------    ------------   ------------
Balance at December 31, 1996            $      560,000   $  1,000,000    $   (240,985)   $       --     $  1,319,015

   Issuance of common stock                  3,357,000     20,142,000            --              --       23,499,000
   Premium not yet paid in                        --      (18,364,043)           --              --      (18,364,043)
   Appropriation of retained earnings                                         (37,569)         37,569           --

   Net income                                     --             --         1,388,321            --        1,388,321
                                        --------------   ------------    ------------    ------------   ------------

Balance at December 31, 1997                 3,917,000      2,777,957       1,109,767          37,569      7,842,293
                                        --------------   ------------    ------------    ------------   ------------

   Net income (unaudited)                         --             --         1,088,324            --        1,088,324
                                        --------------   ------------    ------------    ------------   ------------

Balance at April 30, 1998 (unaudited)   $    3,917,000   $  2,777,957    $  2,198,091    $     37,569   $  8,930,617
                                        ==============   ============    ============    ============   ============


See accompanying notes to consolidated financial statements.

                            CASINO MAGIC NEUQUEN S.A.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Unaudited
                                                                    Four Months Ended
                                                                        April 30,                Year Ended
                                                                  1998             1997      December 31, 1997
                                                              -----------      -----------   -----------------
Operating activities:
   Net income                                                 $ 1,088,324      $   455,554      $ 1,388,321
   Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
   Depreciation and amortization                                  569,952          602,852        1,823,404
   Minority interest                                                  846              512              178
   Changes in assets and liabilities:
     Receivables                                                  145,433         (151,461)        (429,385)
     Inventories                                                     --               --            (20,389)
     Accounts payable and accrued liabilities                      (7,196)      (1,142,100)      (1,034,649)
     Taxes payable                                                456,293          193,525          725,856
                                                              -----------      -----------      -----------
         Net cash provided (used) by operating activities       2,253,652          (41,118)       2,453,336
                                                              -----------      -----------      -----------

Investing activities:
   Purchase of equipment                                          (79,766)         (19,975)        (545,297)
   Organization and development costs                             (16,058)            --           (203,159)
                                                              -----------      -----------      -----------
         Net cash used by investing activities                    (95,824)         (19,975)        (748,456)
                                                              -----------      -----------      -----------

Financing activities:
   Issuance of common stock                                          --               --          5,134,957
   Payables to shareholders                                    (1,176,683)      (1,016,856)      (7,739,411)
   Other proceeds from issuance of debt                            63,938          209,347          317,797
                                                              -----------      -----------      -----------
         Net cash used by financing activities                 (1,112,745)        (807,509)      (2,286,657)
                                                              -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents                1,045,083         (868,602)        (581,777)
Cash and cash equivalents at beginning of period                1,312,969        1,894,746        1,894,746
                                                              -----------      -----------      -----------

Cash and cash equivalents at end of period                    $ 2,358,052      $ 1,026,144      $ 1,312,969
                                                              ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                            CASINO MAGIC NEUQUEN S.A.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997 AND APRIL 30, 1998 (UNAUDITED)



1.       HISTORY AND DESCRIPTION OF BUSINESS

In December 1994 Casino Magic Corp. ("CMC"), a United States based casino company, was the successful bidder pursuant to an international call for bids to manage and operate two casino properties owned by the Province of Neuquen, Argentina (the "Province"). Pursuant to the bid requirements, CMC was then required to form a new corporation to become a party to the concession contract with the Province. Accordingly, in December 1994 CMC formed Casino Magic Neuquen S.A. (the "Company") to manage and operate the Province's two casinos located in the cities of Neuquen and San Martin de los Andes (collectively, the "Casinos"). The Casinos are managed pursuant to an exclusive twelve-year concession contract that provides for certain renewal options (see Note 3). The Company was a 99.9% majority-owned subsidiary of the CMC until June 1997 (see below and Note 8). The Company began operating the Casinos in January 1995.

On June 2, 1997 Crown Group, Inc. ("Crown"), a United States based holding company, acquired 49% of the common stock of the Company, as well as interests in certain other assets and contracts related to the Company, from the CMC. From that date the Company is owned 51% by CMC and 49% by Crown (collectively the "Shareholders").


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Casino Magic Neuquen S.A. and its 99.9% majority-owned subsidiary, Casino Magic Support Services S.A. ("CMSS"). All significant intercompany accounts and transactions have been eliminated. References to the Company include its subsidiary.

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Casino Revenues

In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Depreciation of property and equipment is computed using the straight-line method over five years.

Concession Costs

Costs incurred to enter into the concession contract with the Province have been capitalized and are being amortized over the twelve-year initial term of the contract.

Organization and Development Costs

The Company incurred certain costs in connection with the organization and development of the Company's business. These costs are being amortized using the straight-line method over three years.

Common Stock

As of December 31, 1997 and April 30, 1998 the Company had 3,917,000 shares of its common stock outstanding, of which 60,000 shares were registered. The remaining shares are in the process of being registered.

Foreign Currency Translation

The Company keeps its accounting records in Argentine pesos, the legal tender in the Republic of Argentina. The Company's financial statements have been translated from its functional currency (Argentine pesos) into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS No. 52") issued by the Financial Accounting Standards Board. In general, SFAS No. 52 requires that assets and liabilities be translated based upon the prevailing exchange rate in effect on the balance sheet date. Revenues, expenses, gains and losses are translated based upon the average exchange rate during the period. All throughout the periods presented the prevailing exchange rate between the Argentine peso and the U.S. dollar was
1.00 to 1.00.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements

Accounting for Start-up Costs. During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of this accounting pronouncement to have a material effect on its financial position or results of operations.


3.       CONCESSION CONTRACT

On December 21, 1994 the Company entered into a concession contract (the "Concession") with the Province which provides the Company with the exclusive right to operate the Casinos, and any other casino located in the Province which is within a 50 kilometer radius of either of the Casinos. The Company is required to operate, manage, maintain and repair the Casinos and related facilities during the term of the Concession. The Company may provide ancillary goods and services related to the operation of the Casinos.

The twelve-year initial term may be extended by the Province at its option for a period of up to ten years, provided the Company requests such extension two years prior to the end of the initial term. Furthermore, should the Company, individually or jointly with others, invest $5 million or more in hotel infrastructure in the Province, the Concession term will automatically be extended for a minimum of five additional years.

Pursuant to the Concession, the Company is required to pay the Province a monthly rental equal to the greater of (i) $220,000, which amount will be reduced $40,000 in the event the Company ceases to use the Neuquen facility in the operation of the Neuquen casino, or (ii) five percent of the monthly average net gaming revenue for the immediately preceding calendar year. In addition, the Company pays the Province a tax of 2% of its net gaming revenue. The Province has guaranteed the Company that no additional municipal or provincial taxes will be levied on the Company's operations, and that existing municipal or provincial taxes will not be increased. The Concession is not assignable and a transfer of more than 49% of the Company's common stock is not permitted without the consent of the Province.


4.       TRANSACTIONS WITH SHAREHOLDERS

The Shareholders provide services to the Company under various agreements. Under the Technical Assistance Agreement the Shareholders provide the Company with certain expertise, technology, information and know-how in the course of operating the Casinos for a fee equal to 3% of revenue. Under the Trademark and Trade Name License Agreement, the Shareholders grant the Company a non-exclusive license to use the trade name "Casino Magic" and related symbols and logotypes in connection with the operation of the Casinos for a fee equal to 2% of revenue. The Shareholders also lease certain slot machine equipment to the Company for a fee of $44,000 per month. A summary of expenses incurred by the Company pursuant to the above agreements are as follows:



                                                                           Four Months Ended
                                                                               April 30,
                                                       Year Ended      -------------------------
                                                   December 31, 1997      1998           1997
                                                   -----------------   ----------     ----------
Technical assistance                                    $  533,021     $  199,067     $  178,623
Royalties for trade name                                   355,348        132,700        119,082
Lease of slot machines                                     528,000        176,000        176,000
                                                        ----------     ----------     ----------

                                                        $1,416,369     $  507,767     $  473,705
                                                        ==========     ==========     ==========

Pursuant to Crown's Purchase of 49% of the Company and certain other assets as described in Note 1, and as set forth in the purchase agreement of such shares, the above mentioned commissions should be distributed as from June 1997 between CMC and Crown in the following way:

    -   Technical Assistance Agreement:  83.6% to CMC and 16.4% to Crown
    -   Trademark and Trade Name License Agreement:  51% to CMC and 49% to Crown
    -   Slot machines lease Agreement:  51% to CMC and 49% to Crown


5.       PAYABLES TO SHAREHOLDERS

         The Company has certain payables to the Shareholders. The majority of such monies due pertain to a loan made by CMC to the Company to fund the initial cost of the Concession. Such loan is in the form of a note payable, which is due no later than December 27, 2006, and bears interest at a rate equal to the prime rate in the United States as published in the Wall Street Journal. Pursuant to such loan the Company incurred interest expense of $652,459 during the year ended December 31, 1997. In addition, the Company has accumulated non-interest bearing balances due to the Shareholders as a result of the various agreements with the Shareholders and other advances made by the Shareholders. The total balances due to the Shareholders by the Company as of December 31, 1997 and April 30, 1998 were as follows:


                                    December 31, 1997       April 30, 1998
                                    -----------------       --------------
Payables to Shareholders               $    278,332          $    134,321
Notes payable to Shareholders             2,398,050             1,358,182
                                       ------------          ------------

                                       $  2,676,382          $  1,492,503
                                       ============          ============


Pursuant to Crown's Purchase of 49% of the Company and certain other assets as described in Note 1, and as set forth in the purchase agreement of such shares, the payables described above are due 51% to CMC and 49% to Crown.


6.       INCOME TAXES

The provisions for income taxes were as follows:


                                       Four Months Ended
                                            April 30,
                Year Ended        -----------------------------
             December 31, 1997        1998               1997
             -----------------    ------------       ----------
Current        $    708,679       $    460,030       $  232,489
Deferred                  -                  -                -
                -----------       ------------       ----------

               $    708,679       $    460,030       $  232,489
               ============       ============       ==========



7.       LITIGATION

Customs Authority

On February 15, 1996 the Argentina Customs Authority ("Customs Authority"), by means of an injunction, attempted to stop the Company from using its slot machines located in the Neuquen casino facility. The Customs Authority demanded the Company file certain documentation with respect to imported slot machines including the number of slot machines, unit prices and the accounting treatment. In response to such demand, on February 19, 1996, the Company filed with the Customs Authority the requested documentation.

Presently the Customs Authority is determining whether the Company's valuation of imported slot machines was proper for purposes of import taxes. Management of the Company does not believe the resolution of this matter will have a material adverse effect on the Company.

Cities of Neuquen and San Martin de los Andes

In July 1996 the cities of Neuquen and San Martin de los Andes modified certain of their respective municipal ordinances in order to impose a $1 cover charge on each person entering the Casinos. Historically the Company has not collected cover charges. In response, the Company filed various actions with the court stating that such cover charge is unconstitutional and that it violates the Concession, in that the Concession provides that the Province will guarantee the Company that there will not be any new or additional taxes relative to the Company's operation of the Casinos during the Concession term.

As of December 31, 1997 the total estimated claim by the cities of Neuquen and San Martin de los Andes amounted to approximately $870,000 for which the Company has made no provision. Management of the Company does not believe the resolution of this matter will have a material adverse effect on the Company.

Pursuant to the purchase agreement between Crown and the CMC, CMC has agreed to reimburse the Company for certain costs and expenses in connection with the litigation previously described. In particular, CMC will reimburse the Company for (i) any fine, penalty or other assessment paid by the Company in connection with the dispute with the Customs Authority, and (ii) an amount equal to the unpaid cover charges for all periods prior to June 2, 1997 to the extent such cover charges are paid by the Company. CMC and Crown also entered into a shareholders' agreement which provides, among other things, that certain material corporate actions require the approval of both CMC and Crown.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT


         The following Crown Group, Inc. financial statements and accountant's report included in the Company's 1998 Annual Report are incorporated herein by reference in Item 8 of this report:



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

               Consolidated Statements of Operations for the fiscal years ended April 30, 1996, 1997 and 1998

               Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996, 1997 and 1998

               Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1996, 1997 and 1998

               Notes to Consolidated Financial Statements


         The following Casino Magic Neuquen S.A. financial statements are included in Item 8 of this report:

               Report of Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 1997 and April 30, 1998 (unaudited)

               Consolidated Statements of Operations for the year ended December 31, 1997 and the unaudited four months ended April 30, 1998 and 1997

               Consolidated Statements of Shareholders Equity for the year ended December 31, 1997 and the unaudited four months ended April 30, 1998

               Consolidated Statements of Cash Flows for the year ended December 31, 1997 and the unaudited four months ended April 30, 1998 and 1997

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

3.1.1 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)


3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (14)


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

4.6 Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of the Company.
          (8)


4.7 Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated Promissory Note. (14)


10.1      1986 Incentive Stock Option Plan. (2)

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


21.1      Subsidiaries of Crown Group, Inc. (14)


23.1      Consent of Independent Accountants. (1)


23.2      Opinion of Independent Accountants on Financial Statement Schedule.
          (14)


23.3      Consent of Independent Public Accountants. (1)


24.1      Power of Attorney of Edward R. McMurphy. (14)



24.2      Power of Attorney of Tilman J. Falgout, III. (14)



24.3      Power of Attorney of David J. Douglas. (14)



24.4      Power of Attorney of J. David Simmons. (14)



24.5      Power of Attorney of Gerald L. Adams. (14)



24.6      Power of Attorney of Gerard M. Jacobs. (14)



24.7      Power of Attorney of Robert J. Kehl. (14)



27.1      Financial Data Schedule. (14)




-------------------

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


(14) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference.


(b) REPORTS ON FORM 8-K


During the fiscal quarter ended April 30, 1998 the Company filed reports on Form 8-K and 8-K/A as follows:


                              EVENT
      FORM                     DATE                                  DESCRIPTION OF EVENT
------------------     ---------------------     -------------------------------------------------------------
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

                                       CROWN GROUP, INC.


Dated:   January 12, 1999              By: /s/ Mark D. Slusser
                                           -------------------------------------
                                           Mark D. Slusser
                                           Vice President Finance and
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

                                   SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF CROWN GROUP, INC. (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEET
                                 APRIL 30, 1998


Assets:
     Cash and cash equivalents                                  $  5,030,861
     Marketable equity securities                                  4,742,180
     Receivables from subsidiaries                                 4,640,718
     Investment in subsidiaries                                   17,590,658
     Investment in CMN and related assets, net                     6,606,114
     Other                                                           688,329
                                                                ------------

                                                                $ 39,298,860
                                                                ============

Liabilities and stockholders' equity:
     Accounts payable and accrued liabilities                   $    373,165
     Payables to subsidiaries                                      2,641,637
     Deferred tax liability                                        1,251,805
                                                                ------------
          Total liabilities                                        4,266,607
                                                                ------------

     Stockholders' equity                                         35,032,253
                                                                ------------

                                                                $ 39,298,860
                                                                ============




                        CONDENSED STATEMENT OF OPERATION
                        FOR THE YEAR ENDED APRIL 30, 1998

Revenues:
     Interest income                                            $  1,081,583
     Interest income from subsidiaries                               387,615
     Interest, fees and rentals from CMN                             680,697
     Other                                                           388,827
                                                                ------------
                                                                   2,538,722
                                                                ------------
Costs and expenses:
     Selling, general and administrative                           2,924,675
     Interest expense                                                 13,444
     Depreciation and amortization                                   557,318
                                                                ------------
                                                                   3,495,437
                                                                ------------
Other income:
     Equity in earnings of CMN                                       926,598
     Equity in loss of subsidiaries                                  (25,341)
     Gain on sale of securities                                       38,258
                                                                ------------
                                                                     939,515
                                                                ------------

          Loss before income taxes                                   (17,200)
Benefit for income taxes                                             365,295
                                                                ------------

          Net income                                            $    348,095
                                                                ============


See accompanying notes to condensed financial information.

                    CROWN GROUP, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED APRIL 30, 1998



Operating activities:
   Net income                                                               $     348,095
   Adjustments to reconcile net income to net cash
     used by operating activities:
       Depreciation and amortization                                              557,318
       Amortization of discount                                                  (252,765)
       Deferred income taxes                                                      305,341
       Gain on sale of assets                                                    (373,999)
       Gain on sale of securities                                                 (38,258)
       Equity in earnings of CMN                                                 (926,598)
       Equity in loss of subsidiaries                                              25,341
       Changes in assets and liabilities, net of transactions:
            Other                                                                  86,139
            Accounts payable and accrued liabilities                             (169,203)
            Income taxes payable                                                 (271,525)
                                                                            -------------
                    Net cash used by operating activities                        (710,114)
                                                                            -------------


Investing activities:
       Purchase of assets                                                        (788,784)
       Sale of assets                                                           2,191,861
       Purchase of securities                                                  (5,551,714)
       Sale of securities                                                       3,772,792
       Advances to subsidiaries                                                (4,618,220)
       Repayments from subsidiaries                                            13,732,772
       Collection of notes receivable                                           1,050,750
       Formation of Concorde                                                   (2,000,800)
       Purchase of CMN and related assets                                      (7,000,001)
       Purchase of Paaco                                                       (9,174,212)
       Purchase of Precision and M&S                                           (4,032,389)
                                                                            -------------
                    Net cash used by investing activities                     (12,417,945)
                                                                            -------------


Financing activities:
       Issuance of common stock                                                    93,282
       Purchase of common stock                                                (3,052,322)
                                                                            -------------
                    Net cash used by financing activities                      (2,959,040)
                                                                            -------------


Decrease in cash and cash equivalents                                         (16,087,099)
Cash and cash equivalents at:    Beginning of year                             21,117,960
                                                                            -------------

                                 End of year                                $   5,030,861
                                                                            =============


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

3.1.1 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)

3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (14)

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

4.5 Stock Purchase Warrant dated October 6, 1994 granting Don Farris the right to purchase 50,000 shares of Common Stock of the Company. (8)

4.6       Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of the Company.
          (8)

4.7       Loan and Security Agreement by and among Finova Capital Corporation,
          Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated Promissory
          Note. (14)

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

21.1      Subsidiaries of Crown Group, Inc. (14)

23.1      Consent of Independent Accountants. (1)

23.2      Opinion of Independent Accountants on Financial Statement
          Schedule. (14)

23.3      Consent of Independent Public Accountants. (1)

24.1      Power of Attorney of Edward R. McMurphy. (14)

24.2      Power of Attorney of Tilman J. Falgout, III. (14)

24.3      Power of Attorney of David J. Douglas. (14)

24.4      Power of Attorney of J. David Simmons. (14)

24.5      Power of Attorney of Gerald L. Adams. (14)

24.6      Power of Attorney of Gerard M. Jacobs. (14)

24.7      Power of Attorney of Robert J. Kehl. (14)

27.1      Financial Data Schedule. (14)



-------------------

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

(14) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference.