Form 10-Q
period 1999-01-31
CROWN GROUP INC /TX/
filed 1999-03-17
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:                                                   Commission file number:
      JANUARY 31, 1999                                                                  0-14939



                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                                                      63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                           Outstanding at
            Title of Each Class                                            March 15, 1999
            -------------------                                            --------------
    Common stock, par value $.01 per share                                   10,156,837

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                    CROWN GROUP, INC
CONSOLIDATED BALANCE SHEETS



                                                                                             January 31, 1999
                                                                                                (unaudited)         April 30, 1998
                                                                                             ----------------       --------------
Assets:
    Cash and cash equivalents                                                                  $  3,713,699          $  6,481,706
    Marketable equity securities                                                                  8,659,385             4,742,180
    Accounts and other receivables, net                                                           7,085,701             2,311,668
    Mortgage loans held for sale, net                                                            11,726,315            14,350,437
    Finance receivables, net                                                                     88,226,548            36,049,525
    Inventory                                                                                     7,457,556             3,783,290
    Prepaid and other assets                                                                      1,388,045               572,089
    Property and equipment, net                                                                  18,792,131             9,165,703
    Investment in CMN and related assets, net                                                     5,461,909             6,606,114
    Goodwill, net                                                                                10,942,500             9,613,972
                                                                                               ------------          ------------

                                                                                               $163,453,789          $ 93,676,684
                                                                                               ============          ============






Liabilities and stockholders' equity:
    Accounts payable                                                                           $  2,740,993          $  2,014,698
    Accrued liabilities                                                                           5,581,655             1,952,828
    Income taxes payable                                                                          2,698,216               142,572
    Revolving credit facilities                                                                  71,770,744            41,164,524
    Other notes payable                                                                          18,005,345             4,870,074
    Deferred sales tax                                                                            2,838,942             2,090,303
    Deferred income taxes                                                                         4,273,447             2,961,727
                                                                                               ------------          ------------
          Total liabilities                                                                     107,909,342            55,196,726
                                                                                               ------------          ------------

    Minority interests                                                                            2,880,416             3,447,705
    Commitments and contingencies




    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
           authorized; 9,930,438 issued and outstanding (9,433,963 at April 30, 1998)                99,304                94,340
       Additional paid-in capital                                                                36,980,767            35,547,369
       Retained earnings (accumulated deficit)                                                   11,555,285            (2,539,956)
       Unrealized appreciation of securities                                                      4,028,675             1,930,500
                                                                                               ------------          ------------
           Total stockholders' equity                                                            52,664,031            35,032,253
                                                                                               ------------          ------------

                                                                                               $163,453,789          $ 93,676,684
                                                                                               ============          ============









See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                           CROWN GROUP, INC
(UNAUDITED)



                                                                                 Three Months Ended
                                                                                     January 31,
                                                                               1999                 1998
                                                                           -----------          -----------
Revenues:
    Sales                                                                  $18,283,991
    Rental income                                                              637,044
    Gain on sale of mortgage loans                                             788,361          $   430,434
    Interest income                                                          3,172,473              586,423
    Interest, fees and rentals from CMN                                        133,818              132,981
    Other                                                                      273,279               14,800
                                                                           -----------          -----------
                                                                            23,288,966            1,164,638
                                                                           -----------          -----------

Costs and expenses:
    Cost of sales                                                           11,259,644
    Selling, general and administrative                                      6,958,791            1,180,806
    Provision for credit losses                                              2,666,523               21,500
    Interest expense                                                         1,653,052               80,081
    Depreciation and amortization                                              577,635              130,803
                                                                           -----------          -----------
                                                                            23,115,645            1,413,190
                                                                           -----------          -----------

Other income:
    Equity in earnings of CMN                                                   38,017              125,203
    Gain on sale of securities, net                                         18,964,236               40,895
                                                                           -----------          -----------
                                                                            19,002,253              166,098
                                                                           -----------          -----------

        Income (loss) before taxes and minority interests                   19,175,574              (82,454)

Provision (benefit) for income taxes                                         6,556,915              (96,149)
Minority interests                                                              31,807
                                                                           -----------          -----------

        Net income                                                         $12,586,852          $    13,695
                                                                           ===========          ===========





Earnings per share:
        Basic                                                              $      1.27          $       .00
        Diluted                                                            $      1.21          $       .00


Weighted average number of shares outstanding:
        Basic                                                                9,942,386            9,742,747
        Diluted                                                             10,372,333            9,959,643







See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                           CROWN GROUP, INC
(UNAUDITED)



                                                                                   Nine Months Ended
                                                                                      January 31,
                                                                               1999                 1998
                                                                           -----------          -----------
Revenues:
    Sales                                                                  $49,598,072
    Rental income                                                            1,909,059
    Gain on sale of mortgage loans                                           3,102,014          $   430,434
    Interest income                                                          8,441,975            1,380,770
    Interest, fees and rentals from CMN                                        742,831              349,282
    Other                                                                      314,829               53,995
                                                                           -----------          -----------
                                                                            64,108,780            2,214,481
                                                                           -----------          -----------

Costs and expenses:
    Cost of sales                                                           31,202,646
    Selling, general and administrative                                     18,483,250            3,308,260
    Provision for credit losses                                              6,280,474               21,500
    Interest expense                                                         4,442,754               81,695
    Depreciation and amortization                                            1,576,953              350,358
                                                                           -----------          -----------
                                                                            61,986,077            3,761,813
                                                                           -----------          -----------

Other income:
    Equity in earnings of CMN                                                  754,445              532,888
    Gain on sale of securities, net                                         18,889,833               64,569
                                                                           -----------          -----------
                                                                            19,644,278              597,457
                                                                           -----------          -----------

        Income (loss) before taxes and minority interests                   21,766,981             (949,875)

Provision (benefit) for income taxes                                         7,299,292             (603,348)
Minority interests                                                             372,448
                                                                           -----------          -----------

        Net income (loss)                                                  $14,095,241          $  (346,527)
                                                                           ===========          ===========





Earnings (loss) per share:
        Basic                                                              $      1.40          $     (0.03)
        Diluted                                                            $      1.36          $     (0.03)


Weighted average number of shares outstanding:
        Basic                                                               10,076,775            9,951,226
        Diluted                                                             10,335,480            9,951,226




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                           CROWN GROUP, INC
(UNAUDITED)



                                                                        Three Months Ended                  Nine Months Ended
                                                                            January 31,                       January 31,
                                                                        1999             1998             1999             1998
                                                                     -----------      -----------      -----------      -----------

Net income (loss)                                                    $12,586,852      $    13,695      $14,095,241      $  (346,527)

Change in unrealized appreciation of securities, net of tax:
    Unrealized appreciation arising during period                      6,339,173                        14,565,465
    Less realized gain included in net income                        (12,516,396)                      (12,467,290)
                                                                     -----------      -----------      -----------      -----------
                                                                      (6,177,223)                        2,098,175
                                                                     -----------      -----------      -----------      -----------

         Comprehensive income (loss)                                 $ 6,409,629      $    13,695      $16,193,416      $  (346,527)
                                                                     ===========      ===========      ===========      ===========




















See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                           CROWN GROUP, INC
(UNAUDITED)



                                                                                      Nine Months Ended
                                                                                          January 31,
                                                                                     1999              1998
                                                                                 ------------      ------------
Operating activities:
  Net income (loss)                                                              $ 14,095,241      $   (346,527)
  Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                                 1,576,953           350,358
      Amortization of finance receivable discount                                    (695,869)
      Deferred income taxes                                                         1,027,609        (1,373,569)
      Provision for credit losses                                                   6,280,474            21,500
      Minority interests                                                              372,448
      Gain on sale of mortgage loans                                               (3,102,014)         (430,434)
      Gain on sale of assets                                                         (265,387)
      Gain on sale of securities                                                  (18,889,833)          (64,569)
      Equity in earnings of CMN                                                      (754,445)         (532,888)
      Changes in assets and liabilities, net of acquisition:
           Accounts and other receivables                                          (1,512,746)         (543,126)
           Mortgage loans originated or acquired                                  (67,572,153)      (17,252,309)
           Mortgage loans sold and principal repayments                            73,203,758         8,953,167
           Inventory                                                                3,603,362
           Prepaids and other assets                                                 (197,171)         (165,649)
           Accounts payable, accrued liabilities and deferred sales tax             2,536,871            32,180
           Income taxes payable                                                     1,282,248          (247,500)
                                                                                 ------------      ------------
                  Net cash provided (used) by operating activities                 10,989,346       (11,599,366)
                                                                                 ------------      ------------

Investing activities:
           Finance receivable originations                                        (44,465,402)
           Finance receivable collections                                          18,629,316
           Purchase of property and equipment                                     (12,184,078)       (1,105,157)
           Sale of assets                                                           1,802,286        15,250,000
           Purchase of securities                                                  (1,995,030)       (1,939,285)
           Sale of securities                                                      21,122,595         1,788,685
           Dividends and collections of notes receivable from CMN                   1,665,685           538,250
           Loan to Paaco                                                                             (3,000,000)
           Purchase of CMN and related assets                                                        (7,000,001)
           Purchase of Car-Mart, net of cash acquired                             (33,420,470)
                                                                                 ------------      ------------
                  Net cash provided (used) by investing activities                (48,845,098)        4,532,492
                                                                                 ------------      ------------

Financing activities:
           Capital contribution from minority owner                                    60,000
           Purchase of common stock                                                (1,213,746)       (2,211,410)
           Proceeds from revolving credit facilities, net                          30,606,220         4,189,889
           Proceeds from other debt, net                                            5,635,271
                                                                                 ------------      ------------
                  Net cash provided by financing activities                        35,087,745         1,978,479
                                                                                 ------------      ------------

Decrease in cash and cash equivalents                                              (2,768,007)       (5,088,395)
Cash and cash equivalents at:                        Beginning of period            6,481,706        21,117,960
                                                                                 ------------      ------------

                                                     End of period               $  3,713,699      $ 16,029,565
                                                                                 ============      ============






See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 80% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (vi) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

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



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

   As of April 30, 1998 and January 31, 1999 the Company held 444,444 and 124,444 shares respectively, of Inktomi Corporation common stock, which company completed its initial public offering ("IPO") on or about June 9, 1998. The Company's Inktomi shares were subject to an underwriter's lock-up agreement which restricted the Company from selling its Inktomi stock until December 8, 1998. From December 9, 1998 through February 25, 1999 the Company could only sell its Inktomi shares in private transactions in that these shares were not registered and had not as yet met the one year holding period. The Company valued its Inktomi shares based upon the closing stock price of $71.875 per share on January 31, 1999, less a 10% discount on all unregistered shares. Accordingly, at January 31, 1999 the carrying value of the Company's Inktomi stock was $8,193,750 which reflects a gross unrealized gain of $6,417,364 over the Company's cost of $1,776,386. Beginning in December 1998 through January 31, 1999 the Company sold 340,000 shares of its Inktomi common stock for approximately $20.8 million, which net of a management bonus of $.9 million and the Company's basis in the securities resulted in a gain of approximately $19.0 million. In February and March 1999 the Company sold the balance of its Inktomi common stock resulting in a gain of approximately $6 million. The Company uses the specific identification method for accounting for securities transactions.

Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At January 31, 1999 accumulated amortization of goodwill amounted to $630,108.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1999 presentation.

C - ACQUISITIONS

Paaco Purchase

   Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 and February 1, 1999 the Company acquired an additional 12% and 15%, respectively, interests in Paaco directly from the Paaco Management Shareholders. The May 1, 1998 purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock. The February 1, 1999 purchase price of $2.6 million was paid by issuing 257,813 shares of the Company's common stock and paying approximately $1.0 million in cash. The Company presently owns 80% of Paaco.

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

Car-Mart Purchase

   On January 15, 1999 the Company acquired 100% of the outstanding common stock of Fleeman Holding Company, including its wholly-owned subsidiary America's Car-Mart, Inc., ("Car-Mart") for $41.35 million. The purchase price consisted of $33.85 million in cash and the issuance of promissory notes aggregating $7.5 million (the "Notes"). The Notes bear interest at 8.5% per annum payable quarterly, with the principal due in five years. Approximately $24 million of the cash portion of the purchase price was obtained pursuant to a $30 million revolving credit facility with a major banking institution. The remaining $9.85 million was funded from cash on hand. Car-Mart was founded in 1981 and presently operates thirty "buy-here-pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. The majority of Car-Mart's assets consist of over 15,000 retail installment contracts.

   The activities of Car-Mart have been included in the Company's consolidated results of operations since the acquisition date. The acquisition of Car-Mart has been accounted for using the purchase method of accounting with existing assets and liabilities being marked to market. The preliminary purchase price and purchase price allocation are as follows (in thousands):

               Purchase Price:
                 Cash                                  $   33,850
                 Notes to sellers                           7,500
                 Transaction costs                            648
                                                       ----------
                                                       $   41,998
                                                       ==========

               Purchase Price Allocation:
                 Cash                                  $    1,077
                 Finance receivables, net                  37,579
                 Inventory                                  2,220
                 Other                                      4,446
                 Liabilities assumed                       (3,324)
                                                       ----------
                                                       $   41,998
                                                       ==========

Pro Forma Financial Information

   The following unaudited pro forma condensed consolidated results of operations of the Company for the nine months ended January 31, 1999 were prepared as if the Car-Mart acquisition had occurred on May 1, 1998, and the following unaudited pro forma condensed consolidated results of operations of the Company for the nine months ended January 31, 1998 were prepared as if the acquisitions of Paaco (65%), Precision and Car-Mart had occurred on May 1, 1997, (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisitions, (ii) amortizing goodwill resulting from the acquisitions, (iii) recording interest expense on the debt issued in the Car-Mart acquisition, (iv) adjusting depreciation expense and interest income resulting from purchase accounting entries, and (v) adjusting income tax expense to reflect the elimination of an S-corporation in the case of Precision and to take into account the above described adjustments.

                                                                                 Nine Months Ended
                                                                                   January 31,
                                                                             1999               1998
                                                                        ---------------    ---------------
                        Revenues                                          $ 113,903           $ 93,003
                        Net income                                           17,621              1,872
                        Earnings per share - diluted                           1.70                .17

D - CMN OPERATING RESULTS

  The operating results of CMN for the nine months ended January 31, 1999 and 1998 were as follows (in thousands):

                                                                       Nine Months Ended
                                                                           January 31,
                                                                       1999           1998
                                                                    ----------     ----------



               Revenues                                             $   16,081     $   13,382
               Costs and expenses                                       10,296         10,078
               Lawsuit settlement and costs                                917
               Interest, fees, and rentals to shareholders               1,070          1,494
               Provision for income taxes                                1,513            581
                                                                    ----------     ----------

                       Net income                                   $    2,285     $    1,229
                                                                    ==========     ==========

   For the nine months ended January 31, 1999, the Company recorded an after tax charge of approximately $365,000 relating to its share of the estimated costs of a dispute between CMN and the City of Neuquen with respect to entrance taxes being charged by the City of Neuquen for each patron entering CMN's casinos. Such amount has been included in "equity in earnings of CMN" on the accompanying statements of operations.



E - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10 to 26% per annum and provide for payments over periods ranging from 14 to 36 months. A summary of finance receivables as of January 31, 1999 and April 30, 1998 is as follows:

                                                        January 31,         April 30,
                                                            1999               1998
                                                       -------------      -------------

               Finance receivables                     $ 121,392,970      $  51,417,981
               Unearned finance charges                  (16,673,687)        (9,930,356)
               Allowance for credit losses               (15,361,238)        (4,727,679)
               Valuation discount                         (1,131,497)          (710,421)
                                                       -------------      -------------

                                                       $  88,226,548      $  36,049,525
                                                       =============      =============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired an interest in Paaco (53% on February 1, 1998 and 12% on May 1, 1998) and Car-Mart, the Company valued Paaco's and Car-Mart's finance receivable portfolios at market value and determined that an aggregate valuation discount of $1,215,966 in the case of Paaco, and $864,165 in the case of Car-Mart, was appropriate. These discounts are being amortized into interest income over the life of the related finance receivable portfolios that existed on the dates of purchase using the interest method.

   A summary of the finance receivables allowance for credit losses for the period from April 30, 1998 to January 31, 1999 is as follows:

               Balance at April 30, 1998               $  4,727,679
               Acquisition of Car-Mart                    8,726,309
               Provision for credit losses                6,137,295
               Net charge offs                           (4,230,045)
                                                       ------------

                  Balance at January 31, 1999          $ 15,361,238
                                                       ============

   In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale ($147,100) and trade accounts receivable ($25,000) as of January 31, 1999.

F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of January 31, 1999 and April 30, 1998 is as follows:

                                                                       January 31,        April 30,
                                                                          1999              1998
                                                                      ------------      ------------

               Land and buildings                                     $  3,417,979      $  2,332,750
               Construction in progress                                  4,505,003
               Rental equipment                                          6,234,027         4,749,652
               Furniture, fixtures and equipment                         4,790,937         1,904,536
               Leasehold improvements                                    1,367,172           920,583
               Less accumulated depreciation and amortization           (1,522,987)         (741,818)
                                                                      ------------      ------------

                                                                      $ 18,792,131      $  9,165,703
                                                                      ============      ============



G - DEBT

   A summary of debt at January 31, 1999 is as follows:

                                          Revolving Credit Facilities
-----------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                     Primary             Balance at
  Borrower       Lender             Amount          Rate         Maturity      Collateral      January 31, 1999
-------------  --------------    -----------    ------------    ----------    -------------    ------------------

Paaco          Finova             $60 million  Prime + 3.00%    Jun 2000       Finance rec.           $37,447,375
Car-Mart       Bank America       $30 million  Prime + 1.13%    Jan 2002       Finance rec.            22,139,722
Concorde       Bank One           $20 million  Libor + 2.00%    Jan 2000       Mortgage loans           7,991,604
Precision      Wells Fargo        $5 million   Prime            Jun 2000       IBC's and rec.           3,692,043
Paaco          Comerica           $500,000     Prime + 2.00%    Demand         Vehicle inv.               500,000
                                                                                                      -----------

                                                                                                      $71,770,744
                                                                                                      ===========



                                            Other Notes Payable
---------------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                     Primary             Balance at
  Borrower       Lender             Amount              Rate         Maturity      Collateral      January 31, 1999
-------------  --------------    -----------        ------------    ----------    -------------    ------------------

Crown          Car-Mart sellers   N/A              8.50%            Jan 2004       Finance rec            $ 7,500,000
Home Stay      Bank of Pensacola  $5.4 million     8.50%            Feb 2004       Real estate              4,530,376
Precision      South Trust Bank   N/A              7.35%            Jan 2014       Real estate                680,000
Paaco          Chase Texas        N/A              8.50%            Oct 2003       Real estate                956,883
Paaco          Heller Financial   N/A              Prime + 2.25%    Dec 2015       Real estate                622,417
Paaco          Various            N/A              Various          1999           None                     3,715,669
                                                                                                          -----------

                                                                                                          $18,005,345
                                                                                                          ===========

H - COMPREHENSIVE INCOME INFORMATION

    Supplemental comprehensive income disclosures for the nine months ended January 31, 1999 are as follows:


                                                                                       Nine Months
                                                                                          Ended
                                                                                    January 31, 1999
                                                                                    ----------------

               Gross unrealized appreciation of securities arising during period       $22,068,886
               Provision for income taxes                                                7,503,421
                                                                                       -----------

                       Unrealized appreciation of securities arising during period     $14,565,465
                                                                                       ===========


   Changes to unrealized appreciation of securities for the nine months ended January 31, 1999 are as follows:


                                                                                  Nine Months
                                                                                     Ended
                                                                                January 31, 1999
                                                                                ----------------

               Balance at April 30, 1998                                          $  1,930,500
               Unrealized appreciation of securities arising during period          14,565,465
               Less realized gain included in net income                           (12,467,290)
                                                                                  ------------

                       Balance at January 31, 1999                                $  4,028,675
                                                                                  ============



I - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the nine months ended January 31, 1999 and 1998 is as follows:


                                                                       Nine Months Ended
                                                                         January 31,
                                                                     1999            1998
                                                                 -----------     -----------

               Net income (loss)                                 $14,095,241     $  (346,527)
                                                                 ===========     ===========

               Average shares outstanding-basic                   10,076,775       9,951,226
                     Dilutive options                                240,555
                     Dilutive warrants                                18,150
                                                                 -----------     -----------

               Average shares outstanding-diluted                 10,335,480       9,951,226
                                                                 ===========     ===========

               Earnings (loss) per share:
                     Basic                                       $      1.40     $      (.03)
                     Diluted                                     $      1.36     $      (.03)

               Antidilutive securities not included:
                     Options                                         295,000         899,643
                                                                 ===========     ===========

                     Warrants                                        391,198       1,084,246
                                                                 ===========     ===========

J - COMMON STOCK ISSUANCES

   Effective May 1, 1998 the Company issued 375,000 and 288,027 shares of its common stock in the purchases of an additional 12% interest in Paaco and an additional 20% interest in Precision, respectively (see Note C). Furthermore, in June 1998 the Company issued 169,941 shares of its common stock to Nomura Holding America, Inc. ("Nomura") in connection with Nomura's full exercise of a warrant held by them to purchase 508,414 shares of the Company's common stock. Nomura exercised the warrant pursuant to its "cashless exercise" feature. Effective February 1, 1999 the Company issued 257,813 shares of its common stock as partial consideration in the purchase of an additional 15% interest in Paaco. Also effective February 1, 1999 the Company issued 37,500 shares of its common stock in satisfaction of a liability in connection with the May 1, 1998 purchase of an additional 12% interest in Paaco (see note K).


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

Paaco Purchase Contingent Consideration

   In connection with the Company's purchase of an additional 12% interest in Paaco effective May 1, 1998, the Company agreed to pay the sellers as additional consideration an amount equal to 60% of the excess of Paaco's pretax income in excess of $2.5 million for the twelve months ending January 31, 1999. Effective February 1, 1999 the Company issued 37,500 shares of its common stock to satisfy its obligation to pay such additional consideration.

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

Investment Fund

   In November 1998 the Company committed $2.0 million to Monarch Venture Partners' Fund I, L.P. ("Monarch"), a private venture capital fund focusing on high technology businesses, such as Internet related concerns. As of January 31, 1999 the Company had funded approximately $.5 million of its $2.0 million commitment. The Company expects it will fund the remaining $1.5 million over the next 12 months. Principals of Monarch assisted the Company in its investment in Inktomi common stock (see Note B).


L - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 1999 and 1998 are as follows:


                                                                              Nine Months Ended
                                                                                 January 31,
                                                                              1999           1998
                                                                           ----------     ----------

               Issuance of notes in acquisition                            $7,500,000
               Value of stock issued in acquisitions                        2,652,108
               Inventory acquired in repossession                           5,057,773
               Interest paid, net of amount capitalized                     4,274,642     $   58,620
               Income taxes paid                                            4,954,189        925,000
               Conversion of a portion of CMN note to equity                               2,516,493

M - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended January 31, 1999 and 1998. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, activities of relatively inactive subsidiaries and the Company's equity investment in CMN. The Company's business segment data for the three months ended January 31, 1999 and 1998 is as follows (in thousands):


                                                                 Three Months Ended January 31, 1999
                                    ------------------------------------------------------------------------------------------
                                    Automobile        IBC's          Mortgage         Other        Eliminations   Consolidated
                                    ----------      ----------      ----------       ----------     ----------      ----------
Revenues:
    Sales and other                 $   17,765      $    1,188      $      890       $      274                     $   20,117
    Interest income                      2,542               3             388              429     $     (190)          3,172
                                    ----------      ----------      ----------       ----------     ----------      ----------
          Total                         20,307           1,191           1,278              703           (190)         23,289
                                    ----------      ----------      ----------       ----------     ----------      ----------

Costs and expenses:
    Cost of sales                       10,898             362                                                          11,260
    Selling, gen. and admin.             4,292             392           1,074            1,200                          6,958
    Prov. for credit losses              2,609              13              44                                           2,666
    Interest expense                     1,433              93             281               36           (190)          1,653
    Depreciation and amort.                112             185              42              239                            578
                                    ----------      ----------      ----------       ----------     ----------      ----------
          Total                         19,344           1,045           1,441            1,475           (190)         23,115
                                    ----------      ----------      ----------       ----------     ----------      ----------

Security gains and other                                                                 19,002                         19,002
                                    ----------      ----------      ----------       ----------     ----------      ----------

Income (loss) before taxes
    and minority interest           $      963      $      146      $     (163)      $   18,230     $     --        $   19,176
                                    ==========      ==========      ==========       ==========     ==========      ==========

Capital expenditures                $      339      $      670      $       11       $    3,032     $     --        $    4,052
                                    ==========      ==========      ==========       ==========     ==========      ==========

Total assets                        $  103,389      $   12,213      $   13,539       $   78,618     $  (44,305)     $  163,454
                                    ==========      ==========      ==========       ==========     ==========      ==========



                                                                 Three Months Ended January 31, 1998
                                     ---------------------------------------------------------------------------------------------
                                     Automobile        IBC's         Mortgage         Other        Eliminations      Consolidated
                                     ------------    -----------    -----------     -----------    -------------     -------------
   Revenues:
       Sales and other                                              $      429      $      148                       $        577
       Interest income                                                     322             448     $       (183)              587
                                                                    ----------      ----------     ------------      ------------
             Total                                                         751             596             (183)            1,164
                                                                    ----------      ----------     ------------      ------------

   Costs and expenses:
       Selling, gen. and admin.                                            627             555                              1,182
       Prov. for credit losses                                              21                                                 21
       Interest expense                                                    249              14             (183)               80
       Depreciation and amort.                                              11             119                                130
                                                                    ----------      ----------     ------------      ------------
             Total                                                         908             688             (183)            1,413
                                                                    ----------      ----------     ------------      ------------

   Security gains and other                                                                166                                166
                                                                    ----------      ----------     ------------      ------------

   Income (loss) before taxes
       and minority interest                                        $    (157)      $       74     $         --      $       (83)
                                                                    ==========      ==========     ============      ============

   Capital expenditures                                             $      244      $      105     $         --      $        349
                                                                    ==========      ==========     ============      ============

   Total assets                                                     $   16,134      $   41,254     $    (18,993)     $     38,395
                                                                    ==========      ==========     ============      ============

The Company's business segment data for the nine months ended January 31, 1999 and 1998 is as follows (in thousands):


                                                                  Nine Months Ended January 31, 1999
                                      ---------------------------------------------------------------------------------------------
                                      Automobile        IBC's          Mortgage        Other        Eliminations      Consolidated
                                      ------------    -----------     -----------    -----------    ------------    -------------
   Revenues:
       Sales and other                $    47,674     $    3,865      $    3,246     $      882                     $     55,667
       Interest income                      6,461              6           1,192          1,232     $     (449)            8,442
                                      -----------     ----------      ----------     ----------     ----------      ------------
             Total                         54,135          3,871           4,438          2,114           (449)           64,109
                                      -----------     ----------      ----------     ----------     ----------      ------------

   Costs and expenses:
       Cost of sales                       29,833          1,370                                                          31,203
       Selling, gen. and admin.            11,685          1,021           3,297          2,480                           18,483
       Prov. for credit losses              6,137             23             120                                           6,280
       Interest expense                     3,683            283             890             36           (449)            4,443
       Depreciation and amort.                247            500             115            715                            1,577
                                      -----------     ----------      ----------     ----------     ----------      ------------
             Total                         51,585          3,197           4,422          3,231           (449)           61,986
                                      -----------     ----------      ----------     ----------     ----------      ------------

   Security gains and other                                                              19,644                           19,644
                                      -----------     ----------      ----------     ----------     ----------      ------------

   Income before taxes
       and minority interest          $     2,550     $      674      $       16     $   18,527     $       --      $     21,767
                                      ===========     ==========      ==========     ==========     ==========      ============

   Capital expenditures               $       713     $    2,838      $      230     $    8,403     $       --      $     12,184
                                      ===========     ==========      ==========     ==========     ==========      ============

   Total assets                       $   103,389     $   12,213      $   13,539     $   78,618     $  (44,305)     $    163,454
                                      ===========     ==========      ==========     ==========     ==========      ============



                                                                      Nine months ended january 31, 1998
                                   ----------------------------------------------------------------------------------------------
                                    Automobile        IBC's         Mortgage         Other        Eliminations      Consolidated
                                   -------------    -----------    -----------     -----------    -------------     -------------
   Revenues:
       Sales and other                                             $      430      $      403                         $      833
       Interest income                                                    416           1,183      $     (218)             1,381
                                                                   ----------      ----------      ----------         ----------
             Total                                                        846           1,586            (218)             2,214
                                                                   ----------      ----------      ----------         ----------

   Costs and expenses:
       Selling, gen. and admin.                                         1,211           2,098                              3,309
       Prov. for credit losses                                             21                                                 21
       Interest expense                                                   286              14            (218)                82
       Depreciation and amort.                                             18             332                                350
                                                                   ----------      ----------      ----------         ----------
             Total                                                      1,536           2,444            (218)             3,762
                                                                   ----------      ----------      ----------         ----------

   Security gains and other                                                               598                                598
                                                                   ----------      ----------      ----------         ----------

   Loss before taxes
         and minority interest                                     $     (690)     $     (260)     $        --        $     (950)
                                                                   ==========      ==========      ===========        ==========

   Capital expenditures                                            $      442      $      663      $        --        $    1,105
                                                                   ==========      ==========      ===========        ==========

   Total assets                                                    $   16,134      $   41,254      $   (18,993)       $   38,395
                                                                   ==========      ==========      ===========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.


FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of Argentina's government, currency exchange rate fluctuations, the repatriation of funds from Argentina, domestic or global economic conditions (particularly in the Dallas/Ft. Worth area and the State of Arkansas), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.



OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 80% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (vi) 80% of Home Stay Lodge I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

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

         PAACO - In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management who prior to this transaction were the sole shareholders of Paaco. Effective May 1, 1998 and February 1, 1999 the Company purchased an additional 12% and 15% interest, respectively, in Paaco from the management shareholders. The May 1, 1998 purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock. The February 1, 1999 purchase price of approximately $2.6 million consisted of 257,813 shares of the Company's common stock and approximately $1.0 million in cash. Paaco is a vertically integrated used car sales and finance company which operates eight used car dealerships in the Dallas-Ft.

         Worth metropolitan area and one dealership in Houston, Texas. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market.

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

         CAR-MART - In January 1999 the Company acquired 100% of the outstanding common stock of Fleeman Holding Company, including its wholly-owned subsidiary America's Car-Mart, Inc. ("Car-Mart") for $41.35 million. The purchase price consisted of $33.85 million in cash and the issuance of promissory notes aggregating $7.5 million. Car-Mart operates thirty "Buy-Here Pay-Here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart sells, underwrites and finances used cars and trucks.

         CROWN EL SALVADOR - In March 1999 the Company, along with minority holders, formed Crown El Salvador. Crown El Salvador is in the business of developing and operating casino properties in El Salvador.


RESULTS OF OPERATIONS

    The Company's 49% investment in CMN is accounted for on the equity method. Since the Company's investment in CMN was completed in June 1997, the nine months ended January 31, 1998 only includes eight months of CMN operating results. Concorde was formed in June 1997, and, as a result, only had limited operations during the three and nine months ended January 31, 1998. Paaco and Precision were acquired in February 1998, and, as a result, are not reflected in the Company's operating results for the three and nine months ended January 31, 1998. Car-Mart was acquired on January 15, 1999, and, as a result, only reflects 17 days of activity during the nine months ended January 31, 1999. As a result, of the above transactions, the Company's operating results for the three and nine months ended January 31, 1999 and 1998 are not entirely comparable.



THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998

   Below is a presentation of the operating results for the four principal business segments of the Company for the three months ended January 31, 1999 and 1998. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, activities of relatively inactive subsidiaries and the Company's equity investment in CMN. The Company's business segment data for the three months ended January 31, 1999 and 1998 is as follows (in thousands):

                                                                       Three Months Ended January 31, 1999
                                       ---------------------------------------------------------------------------------------------
                                       Automobile        IBC's          Mortgage        Other        Eliminations      Consolidated
                                       ------------    -----------     -----------    -----------    --------------    -------------
Revenues:
    Sales and other                     $ 17,765        $  1,188        $    890         $    274                         $ 20,117
    Interest income                        2,542               3             388              429        $   (190)           3,172
                                        --------        --------        --------         --------        --------         --------
          Total                           20,307           1,191           1,278              703            (190)          23,289
                                        --------        --------        --------         --------        --------         --------

Costs and expenses:
    Cost of sales                         10,898             362                                                            11,260
    Selling, gen. and admin.               4,292             392           1,074            1,200                            6,958
    Prov. for credit losses                2,609              13              44                                             2,666
    Interest expense                       1,433              93             281               36            (190)           1,653
    Depreciation and amort.                  112             185              42              239                              578
                                        --------        --------        --------         --------        --------         --------
          Total                           19,344           1,045           1,441            1,475            (190)          23,115
                                        --------        --------        --------         --------        --------         --------

Security gains and other                                                                   19,002                           19,002
                                        --------        --------        --------         --------        --------         --------

Income (loss) before taxes
    and minority interest               $    963        $    146        $   (163)        $ 18,230        $   --           $ 19,176
                                        ========        ========        ========         ========        ========         ========

                                                                     Three Months Ended January 31, 1998
                                   ---------------------------------------------------------------------------------------------
                                   Automobile        IBC's          Mortgage        Other        Eliminations      Consolidated
                                   ------------    -----------     -----------    -----------    --------------    -------------
   Revenues:
       Sales and other                                             $      429     $      148                       $       577
       Interest income                                                    322            448     $     (183)               587
                                                                   -----------    -----------    ------------      ------------
             Total                                                        751            596           (183)             1,164
                                                                   -----------    -----------    ------------      ------------

   Costs and expenses:
       Selling, gen. and admin.                                           627            555                             1,182
       Prov. for credit losses                                             21                                               21
       Interest expense                                                   249             14           (183)                80
       Depreciation and amort.                                             11            119                               130
                                                                   -----------    -----------    ------------      ------------
             Total                                                        908            688           (183)             1,413
                                                                   -----------    -----------    ------------      ------------

   Security gains and other                                                              166                               166
                                                                   -----------    -----------    ------------      ------------

   Income (loss) before taxes
       and minority interest                                       $    (157)     $       74     $        --       $      (83)
                                                                   ===========    ===========    ============      ============


   Net income for the three months ended January 31, 1999 increased $12,573,157 compared to the same period in the prior fiscal year. The increase was the result of (i) recognizing a gain of $19.0 million on the sale of certain securities (principally Inktomi common stock), and (ii) including the results of operations of Car-Mart, Paaco and Precision in the current period.

   Revenues from sales and rental income pertain to the businesses of Car-Mart, Paaco and Precision. Interest income for the three months ended January 31, 1999 increased $2.6 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) interest earned on Car-Mart's and Paaco's finance receivable portfolios ($2.5 million), and (ii) greater interest earned on Concorde's mortgage loans ($.1 million) as a result of an increase in the average amount of mortgage loans held for sale.

   Cost of sales pertains to the operations of Car-Mart, Paaco and Precision. Provision for credit losses pertains principally to Car-Mart's and Paaco's operations. Selling, general and administrative expenses for the three months ended January 31, 1999 increased $5.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Car-Mart, Paaco and Precision ($4.7 million), (ii) the development of Concorde's mortgage based lending business ($.4 million), and (iii) Crown's abandonment of certain business ventures which it had been pursuing ($.5 million). Interest expense for the three months ended January 31, 1999 increased $1.6 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Car-Mart, Paaco, Precision and Concorde. Depreciation and amortization expense for the three months ended January 31, 1999 increased $.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($164,712), (ii) depreciating the assets of Car-Mart, Paaco and Precision ($260,893), and (iii) greater depreciation at Concorde ($30,588).

   The provision for income taxes for the three months ended January 31, 1999 was $6,556,915 on pretax income of $19,175,574. This equates to an effective tax rate of 34.3% after removing from pretax income the equity in earnings of CMN ($38,017), which earnings are presented on an after tax basis. The benefit for income taxes for the three months ended January 31, 1998 was $96,149 on a pretax loss of $82,454. The prior period benefit differed from the amount determined by applying the 34% federal statutory rate principally as a result of (i) equity in earnings of CMN being reported on an after tax basis, and (ii) a change in the valuation allowance of certain deferred tax assets. Minority interests for the three months ended January 31, 1999 ($31,807) pertain to the portion of Paaco (35%) not owned by the Company during the period.

NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1998

The Company's business segment data for the nine months ended January 31, 1999 and 1998 is as follows (in thousands):


                                                                    Nine Months Ended January 31, 1999
                                       --------------------------------------------------------------------------------------------
                                       Automobile         IBC's         Mortgage         Other        Eliminations     Consolidated
                                       ----------       --------        --------        --------        --------         ----------
Revenues:
    Sales and other                     $ 47,674        $  3,865        $  3,246        $    882                         $ 55,667
    Interest income                        6,461               6           1,192           1,232        $   (449)           8,442
                                        --------        --------        --------        --------        --------         --------
          Total                           54,135           3,871           4,438           2,114            (449)          64,109
                                        --------        --------        --------        --------        --------         --------

Costs and expenses:
    Cost of sales                         29,833           1,370                                                           31,203
    Selling, gen. and admin.              11,685           1,021           3,297           2,480                           18,483
    Prov. for credit losses                6,137              23             120                                            6,280
    Interest expense                       3,683             283             890              36            (449)           4,443
    Depreciation and amort.                  247             500             115             715                            1,577
                                        --------        --------        --------        --------        --------         --------
          Total                           51,585           3,197           4,422           3,231            (449)          61,986
                                        --------        --------        --------        --------        --------         --------

Security gains and other                                                                  19,644                           19,644
                                        --------        --------        --------        --------        --------         --------

Income before taxes
    and minority interest               $  2,550        $    674        $     16        $ 18,527        $   --           $ 21,767
                                        ========        ========        ========        ========        ========         ========


                                                                   Nine Months Ended January 31, 1998
                                 -------------------------------------------------------------------------------------------------
                                 Automobile      IBC's          Mortgage            Other           Eliminations      Consolidated
                                 ----------    ---------       ----------         ----------         ----------       ------------
Revenues:
    Sales and other                                            $      430         $      403                            $      833
    Interest income                                                   416              1,183         $     (218)             1,381
                                                               ----------         ----------         ----------         ----------
          Total                                                       846              1,586               (218)             2,214
                                                               ----------         ----------         ----------         ----------

Costs and expenses:
    Selling, gen. and admin.                                        1,211              2,098                                 3,309
    Prov. for credit losses                                            21                                                       21
    Interest expense                                                  286                 14               (218)                82
    Depreciation and amort.                                            18                332                                   350
                                                               ----------         ----------         ----------         ----------
          Total                                                     1,536              2,444               (218)             3,762
                                                               ----------         ----------         ----------         ----------

Security gains and other                                                                 598                                   598
                                                               ----------         ----------         ----------         ----------

Loss before taxes
      and minority interest                                    $     (690)        $     (260)        $     --           $     (950)
                                                               ==========         ==========         ==========         ==========


   Net income for the nine months ended January 31, 1999 increased $14.4 million compared to the same period in the prior fiscal year. The increase was the result of (i) recognizing a gain of $19.0 million on the sale of certain securities (principally Inktomi common stock), (ii) including the results of operations of Car-Mart, Paaco and Precision in the current period, and (iii) Concorde reporting pretax earnings in the current period ($15,374) compared to a pretax loss ($690,496) in the prior period.

   Revenues from sales and rental income pertain to the businesses of Car-Mart, Paaco and Precision. Interest income for the nine months ended January 31, 1999 increased $7.1 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) interest earned on Car-Mart's and Paaco's finance receivable portfolios ($6.5 million), and (ii) greater interest earned on Concorde's mortgage loans ($.8 million) as a result of an increase in the average amount of mortgage loans held for sale.

   Cost of sales pertains to the operations of Car-Mart, Paaco and Precision. Provision for credit losses pertains principally to Car-Mart's and Paaco's operations. Selling, general and administrative expenses for the nine months ended January 31, 1999 increased $15.2 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Car-Mart, Paaco and Precision ($12.7 million), (ii) the development of Concorde's mortgage based lending business ($2.1 million), and (iii) Crown's abandonment of certain business ventures which it had been pursuing ($.5 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the nine months ended January 31, 1999 increased $4.4 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Car-Mart, Paaco, Precision and Concorde. Depreciation and amortization expense for the nine months ended January 31, 1999 increased $1.2 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($.5 million), (ii) depreciating the assets of Car-Mart, Paaco and Precision ($.6 million), and (iii) greater depreciation at Concorde ($.1 million).

    The provision for income taxes for the nine months ended January 31, 1999 was $7,299,292 on pretax income of $21,766,981. This equates to an effective tax rate of 34.7% after removing from pretax income the equity in earnings of CMN ($754,445), which earnings are presented on an after tax basis. The benefit for income taxes for the nine months ended January 31, 1998 was $603,348 on a pretax loss of $949,875. This equates to an effective tax rate of 40.7% after removing from the pretax loss the equity in earnings of CMN ($532,888), which earnings are presented on an after tax basis. Minority interests for the nine months ended January 31, 1999 ($372,448) pertain to the portion of Paaco (35%) not owned by the Company during the period.



LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 31, 1999 net cash provided by operating activities amounted to $11.0 million. The principal sources of cash resulted from the sale of mortgage loans and net income generated by the Company. The excess of mortgage loans sold and principal repayments over mortgage loans originated or acquired was $5.6 million. Net cash used by investing activities of $48.8 million included (i) a $33.4 million use of cash in the acquisition of Car-Mart, (ii) a $25.8 million use of cash in finance receivable originations in excess of finance receivable collections, (iii) a $12.2 million use of cash in the purchase of assets (rental and other equipment and the construction of lodging facilities), and (iv) a $21.1 million source of cash from the sale of securities (principally Inktomi common stock). Net cash provided by financing activities of $35.1 million principally relates to (i) $30.6 million of cash provided by the asset based revolving credit facilities of Car-Mart, Paaco and Precision, and (ii) $5.6 million of proceeds from the issuance of other debt (Home Stay construction loan and financing of Paaco and Precision real estate).

    As of January 31, 1999 the Company's sources of liquidity included approximately (i) $3.7 million of cash on hand, of which $3.2 million was held by Crown, (ii) $8.7 million of marketable equity securities held by Crown, (iii) $44.6 million remaining to be drawn on the credit facilities of Car-Mart, Paaco, Concorde, Precision and Home Stay, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale, intermediate bulk containers and lodging facilities), and (iv) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown.

    The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. Car-Mart's, Paaco's, Precision's, Concorde's, and Home Stay's credit facilities can support the majority of their expected growth over the next twelve months. As of January 31, 1999 the Company had an outstanding commitment of approximately $1.5 million pertaining to an investment in a private venture capital fund which focuses on high technology businesses, such as Internet related concerns. The Company plans to fund this commitment from cash and liquid securities on hand.

    In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 3,000,000 shares of the Company's common stock from time to time in the open market. As of January 31, 1999 the Company had repurchased 2,736,927 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



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

           CONCORDE - Concorde utilizes three primary software packages (front-end origination and processing, mortgage servicing and accounting), and approximately nine secondary software packages (document generation, scanning, telephone management, E-mail, database, fax, credit bureau, word processing and spreadsheet) in the operation of its business. All of its software applications are year 2000 compliant. In addition, Concorde's local area networking software and all of its data processing hardware are year 2000 compliant.

           PRECISION - Precision utilizes two primary software packages (tank tracking and accounting), and approximately five secondary software packages (word processing, database, spreadsheet, desktop publishing and lock box communication) in the operation of its business. Precision's accounting software and most of its secondary software applications are year 2000 compliant. Precision's tank tracking, database and lock box communication software are not presently year 2000 compliant. Precision has purchased new tank tracking and database software that is year 2000 compliant and is in the process of transferring the data files to such new software. The bank which designed Precision's lock box communication software is in the process of making such software year 2000 compliant. All of Precision's data processing equipment, which consists principally of personal computers, is year 2000 compliant. Precision expects all of its software applications to be year 2000 compliant by July 1999.

           CMN - CMN utilizes one primary software package (accounting), and a few secondary software packages (word processing and spreadsheet) in the operation of its business. All of CMN's software applications are year 2000 compliant. CMN's data processing equipment, which consists principally of personal computers, is year 2000 compliant.

           CROWN - Crown utilizes one primary software package (accounting), and approximately three secondary software packages (word processing, spreadsheet and desktop publishing) in the operation of its business. All of its software applications are year 2000 compliant. In addition, Crown's local area networking software and all of its data processing hardware is year 2000 compliant

           CAR-MART - Car-Mart utilizes two primary software packages (operating and accounting), and several secondary software packages (word processing, spreadsheet, database and communication) in the operation of its business. The present version of the operating software utilized by Car-Mart is not year 2000 compliant, but a more recent version is available that is year 2000 compliant. The accounting software utilized by Car-Mart is not year 2000 compliant, however, Car-Mart recently purchased new accounting software that is year 2000 compliant and it plans to install such new software by May 1999. All of Car-Mart's secondary software packages are year 2000 compliant. The majority of Car-Mart's data processing hardware is year 2000 compliant, and the portion that is not will be updated or replaced by July 1999.


   Each of Crown and its subsidiaries rely to varying degrees on third parties in the operation of their businesses. Such third parties include banking institutions, telecommunications companies, utilities, manufacturers and parts suppliers. The Company has made inquiries of some, but not all, of these third parties as to their year 2000 compliance. The Company believes to the extent a particular third party vendor does not become year 2000 compliant, and such lack of compliance is expected to have a material impact on such vendor's ability to effectively provide goods or services, the Company could replace such vendor to obtain the goods or services it needs. The Company plans to monitor its more material third party relationships and take appropriate action as necessary.

   The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. The Company does not presently have a contingency plan with respect to its year 2000 compliance as it expects to be fully compliant by July of 1999.



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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In January 1999 in connection with the acquisition of Car-Mart, the Company issued six promissory notes aggregating $7.5 million (the "Notes"). The Notes bear interest at 8.5% per annum payable quarterly and mature in January 2005.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  4.7.1 First Amended and Restated Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Schedule to First Amended and Restated Loan and Security Agreement and the Twelfth Amended and Restated Promissory Note. (1)

                  27.1 Financial data schedule (1).

         (b)      Reports on Form 8-K:

                  During the fiscal quarter ended January 31, 1999 the Company filed a report on Form 8-K dated January 28, 1999 (event date January 15, 1999) respecting the acquisition of 100% of Car-Mart.

                  -----------------------

                  (1) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      CROWN GROUP, INC.



                                      By:  /s/ Mark D. Slusser
                                           --------------------------------
                                           Mark D. Slusser
                                           Chief Financial Officer,
                                           Vice President Finance and Secretary
                                           (Principal Financial and Accounting
                                           Officer)




Dated: March 16, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION

4.7.1 First Amended and Restated Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc.
                  and Premium Auto Acceptance Corporation including the Schedule to First Amended and Restated Loan and Security Agreement and the Twelfth Amended and Restated Promissory Note. (1)

27.1              Financial data schedule (1).


----------

(1)      Filed herewith.