Form 10-K405
period 1999-04-30
CROWN GROUP INC /TX/
filed 1999-08-13
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:                  Commission file number:
              APRIL 30, 1999                               0-14939



                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                     63-0851141
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 11, 1999 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (7,015,859 shares) was $34,640,804.

As of August 11, 1999 there were 9,763,796 shares of the Registrant's common stock outstanding.



DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to Stockholders for the year ended April 30, 1999 are incorporated by reference into Part II of this report, and portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of Argentina's and El Salvador's governments, currency exchange rate fluctuations, the repatriation of funds from Argentina and El Salvador, domestic or global economic conditions (particularly in the states of Texas and Arkansas), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


GENERAL AND HISTORY

Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 85% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, (vi) 80% of Home Stay Lodge I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities, and (vii) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. For a summary of the Company's operating results and other financial data by business segment, see Note U of the Company's consolidated financial statements appearing elsewhere in this annual report. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other businesses unrelated to its existing businesses.

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

         CMN - In June 1997 the Company acquired a 49% interest in CMN from Casino Magic Corp. ("Casino Magic") for a purchase price of $7 million in cash. CMN operates casinos in the cities of Neuquen and San Martin de los Andes ("San Martin") in the Province of Neuquen, Argentina under an exclusive concession contract.

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

         PAACO - In February 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management who prior to this transaction were the sole shareholders of Paaco. Effective May 1, 1998 and February 1, 1999 the Company purchased an additional 12% and 15% interest, respectively, in Paaco from the management shareholders. The May 1, 1998 purchase price of $1.7 million was paid by issuing 412,500 shares of the Company's common stock. The February 1, 1999 purchase price of approximately $2.6 million consisted of 257,811 shares of the Company's common stock and approximately $1.0 million in cash. In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the Paaco selling shareholders amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco (see Note T to the Consolidated Financial Statements). Paaco is a vertically integrated used car sales and finance company which operates eight dealerships in the Dallas-Ft. Worth metropolitan area and two dealerships in Houston, Texas. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market.

         PRECISION - In February 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million cash. In March 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company acquired the remaining 20% of Precision. The purchase price of approximately $1.1 million was paid by issuing 288,027 shares of the Company's common stock. Precision is in the business of renting, selling, testing and servicing principally stainless steel intermediate bulk containers.

         HOME STAY - In May 1998 the Company, along with a minority holder, formed Home Stay. Home Stay is in the business of constructing and operating extended-stay lodging facilities. In March 1999 Home Stay began operating two newly constructed 128 unit extended-stay lodging facilities in the Pensacola, Florida area.

         CAR-MART - In January 1999 the Company acquired 100% of the outstanding common stock of Fleeman Holding Company, including its wholly-owned subsidiary Car-Mart, for $41.35 million. The purchase price consisted of $33.85 million in cash and the issuance of promissory notes aggregating $7.5 million. Car-Mart operates 35 "Buy-Here Pay-Here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart sells, underwrites and finances used cars and trucks.

         CROWN EL SALVADOR - In March 1999 the Company, along with minority holders, formed Crown El Salvador. Crown El Salvador is in the business of developing and operating casino properties in El Salvador. In June and July 1999 Crown El Salvador completed the construction and began operating its first and second casinos, respectively, in El Salvador.

         ATLANTIC CASTINGS - In March 1999 the Company acquired a 45% interest in Atlantic Castings for a purchase price of $.3 million in cash. Atlantic Castings is an investment casting manufacturer of turbine engine components.

USED CAR SALES AND FINANCE  (CAR-MART AND PAACO)

GENERAL

Car-Mart and Paaco operate separate vertically integrated used car sales and finance companies that primarily target customers who have limited credit histories, low incomes, or past credit problems (hereinafter referred to as "Sub-Prime Borrowers"). These operations include (i) the purchase, reconditioning (Paaco only) and sale of used cars and trucks, (ii) the underwriting, financing and servicing of the related retail installment contract, and, if necessary, (iii) the repossession and remarketing of the vehicle. While Car-Mart and Paaco are in the same business and share a number of operating characteristics, the companies are different in many respects. Paaco operates in large metropolitan areas (Dallas/Fort Worth and Houston, Texas), reconditions most every vehicle prior to its sale and focuses on the Hispanic market. Car-Mart on the other hand operates principally in smaller communities, performs little or no vehicle reconditioning and does not focus on any particular customer group. Paaco also tends to sell newer vehicles with an average selling price more than twice that of Car-Mart. Presented below is a summary of certain information with respect to Car-Mart and Paaco as of April 30, 1999 and for the year then ended.

                                             Car-Mart           Paaco
                                          --------------      ---------
         Founded                               1981             1992
         Acquired by Crown                  Jan. 1999         Feb. 1998
         Dealerships                            35               10
         Location of dealerships          AR, OK, TX, MO        Texas
         Customer accounts                    16,746            6,694

INDUSTRY

Used Car Sales

Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. Management believes that the factors that have led to growth in this industry include (i) substantial increases in new car prices, which have made new cars less affordable to the average consumer, (ii) the greater reliability and durability of used cars resulting from the production of higher quality cars, and (iii) the increasing number of vehicles coming off lease programs in recent years. Many industry analysts expect these trends to continue, leading to further expansion of the used car sales market.

Car-Mart and Paaco participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by numerous small independent used car dealerships that sell and finance sales of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here" dealers). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

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

Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the approximately 63,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of contract receivables at a discount.

OPERATIONS

Purchasing Vehicles

Car-Mart and Paaco purchase vehicles from (i) franchised new and late-model used car dealers, (ii) auctions, (iii) wholesalers, and (iv) customer trade-ins. Prior to purchasing a vehicle, buyers perform an inspection and, as permitted, test drive each vehicle. The identity of the buyer responsible for each vehicle acquired is tracked through Car-Mart's and Paaco's computer systems which allow them to monitor the results of each buyer. Management monitors (i) the average number of days vehicles are held in inventory, and (ii) the cost of each vehicle in comparison to similar models purchased by other Company buyers and in comparison to wholesale market values.

Reconditioning

Paaco reconditions almost every vehicle it purchases at its centralized reconditioning center in Irving, Texas where a variety of parts, assemblies, and systems are inspected and, if necessary, repaired or replaced. In addition to inspecting, repairing and preparing acquired vehicles for sale, the Irving facility performs repair and service work on vehicles for cash paying customers and pursuant to service contracts. More than 90% of Paaco's customers elect to purchase a service contract when purchasing a vehicle.

In general, Car-Mart performs little or no reconditioning on vehicles it purchases. Its buyers are instructed to thoroughly inspect and evaluate each vehicle in order to identify and purchase vehicles that require little or no reconditioning. Like Paaco, Car-Mart offers a service contract to its customers which covers certain vehicle components and assemblies for a specified duration. For covered components Car-Mart customers have their vehicles serviced at third party service centers with which Car-Mart has in many cases previously negotiated labor rates and mark-up on parts. Substantially all of Car-Mart customers elect to purchase a service contract when purchasing a vehicle.

Selling, Marketing and Advertising

Paaco lots are typically staffed with a manager, up to six bilingual sales personnel, and several others including clerical workers, collectors, mechanics and a porter. The lots are operated six days a week, generally between the hours of 10:00 am and 8:00 pm. Each lot maintains an inventory level of 35 to 75 cars and trucks. Periodically, Paaco sales personnel attend training classes conducted by a full-time sales trainer. Each phase of the sales process is rehearsed with the salesman employing trial closing questions. Salesmen are paid principally on a commission basis.

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

The number of persons employed at a Car-Mart dealership varies between two and ten based upon the number of active customer accounts serviced at such dealership. A new dealership with a limited number of accounts may only have a manager and an assistant. In contrast, a mature dealership with several hundred active accounts may have a manager, an assistant manager, a manager trainee, two collectors, two payment takers/office workers, a buyer and an assistant or two. Car-Mart dealerships are operated six days a week from 9:00 am to 6:00 pm. Each dealership maintains an inventory level ranging from 15 to 50 vehicles depending on the maturity of the dealership. Selling is done principally by the manager, assistant manager, manager trainee and sales associate.

Car-Mart's objective is to offer its customers basic transportation at a fair price and treat each customer courteously and with respect. Car-Mart attempts to build a positive reputation in each community it operates and generate new business from such reputation as well as referrals from existing customers. Car-Mart recognizes repeat customers with silver and gold certificates representing the purchase of five and ten vehicles, respectively. Such certificates are prominently displayed at the dealership location where the vehicles were purchased. Its dealerships are generally located on heavily traveled roads that offer high visibility. Car-Mart also advertises in local newspapers, billboards and radio spots.

Underwriting and Finance

Each of Car-Mart and Paaco finance more than 95% of the used cars and trucks sold at their dealerships. These retail installment contracts are serviced exclusively by Car-Mart and Paaco personnel, respectively. In connection with each such financing, the Company requires the sale be made on acceptable terms and to a customer with a satisfactory credit profile. Most financings require a down payment of 10% to 15% of the retail sales price, a term not in excess of 24 months (up to 36 months for Paaco) and payment terms (generally weekly) that coincide with the customer's pay dates.

Upon the customer and the Company coming to a preliminary agreement as to terms, the Company obtains a detailed credit application from the customer which includes information regarding employment, residence and credit history, income level and personal references. This information is then verified by Company personnel. After the verification process, it is the dealership manager who makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. The results of each manager's decisions are constantly monitored by Company personnel through the review of finance receivables agings and repossession reports which are stratified by dealership. In addition, Company personnel periodically review credit files to evaluate the soundness of the manager's judgement and ensure appropriate information was obtained and verified.

Collections

Providing financing to Sub-Prime Borrowers requires not only that the Company have an effective underwriting process, but that its collection policies and procedures be sound and diligently executed. The majority of the Company's customers make their payments in person at one of the dealerships. Each of Car-Mart and Paaco closely monitor their customer accounts using collections software that stratifies past due accounts by dealership and the number of days past due. Customers are normally contacted by phone within a few days if their payment is not received on the scheduled due date. The results of each phone contact are documented (promises to pay, alternative payment arrangements, etc.) by Company personnel.

If a customer becomes seriously delinquent in his payments and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Of the vehicles repossessed, many are returned by the customer on a voluntary basis. Other repossessions are performed by Company personnel and third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold through a Company dealership (generally after some reconditioning in the case of Paaco), or sold for cash to a wholesaler or other third party at an auction.

The Company monitors the results of its collection personnel based upon a number of quantitative criteria including (i) installment contract agings, (ii) the percentage of accounts past due versus a standard, (iii) the average number of days the finance receivable portfolio is past due, and (iv) static pool analysis.

COMPETITION

The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 23,000 franchised automobile dealers and 63,000 independent used vehicle dealers. In recent years a number of large companies including AutoNation U.S.A. and Car Max have entered the used car sales business or announced plans to develop large used car sales operations. Management believes these operations do not provide significant competition for Car-Mart or Paaco as they tend to sell higher priced vehicles to consumers with stronger credit histories. Car-Mart and Paaco compete principally with other independent Buy Here-Pay Here dealers, and to a lesser degree with (i) the used vehicle retailing operation of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individual consumers who sell used vehicles in private transactions.

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to Sub-Prime Borrowers, (ii) the breadth and quality of vehicle selection, in the case of Paaco, (iii) the availability of popular vehicles, (iv) pricing, (v) the convenience of a dealership's location, (vi) customer service, and (vii) in the case of Paaco, the ability to communicate in Spanish and English with its customers. Management believes that its dealerships are competitive in each of these areas.

REGULATION AND LICENSING

Car-Mart's and Paaco's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations pertaining to the sale and financing of vehicles. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts it originates, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race and gender.

In many cases the Company charges fixed interest rates in excess of traditional finance companies on the contracts originated at its dealerships. The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal discount rate, or (ii) the age of the vehicle. Management believes the Company is in substantial compliance with all applicable federal, state, and local laws and regulations. However, if the Company does not remain in compliance with such laws, this failure could have a material adverse effect on operations. In addition, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.


GAMING  (CMN AND CROWN EL SALVADOR)

GENERAL

CMN operates casinos in the cities of Neuquen and San Martin in the Province of Neuquen, Argentina. Prior to 1995 these casinos were operated by the provincial government. In January 1995 CMN entered into a twelve-year exclusive concession contract to operate these casinos. The concession contract can be extended by CMN for an additional five years under certain circumstances. CMN is owned 51% by Casino Magic and 49% by the Company. In addition, the Company also owns (i) a 16.4% interest in a certain management agreement relating to CMN, and (ii) a 49% interest in (a) slot machines and a related lease agreement, and (b) a certain royalty agreement relating to CMN. In addition to receiving periodic dividends from CMN's earnings, the Company also receives its pro-rata share of fees and rentals from these agreements. For a summary of CMN's operating results and identifiable assets, see Note E of the Company's consolidated financial statements appearing elsewhere in this annual report.

In June and July 1999 Crown El Salvador opened its first and second casinos, respectively, in the cities of San Miguel and Antiguo Cuscatlan, El Salvador. The casinos are operated pursuant to licenses granted by the cities. Crown El Salvador anticipates opening a third casino in the City of Santa Ana, El Salvador by April, 2000.

LOCATION, FACILITIES AND OPERATIONS

The Province of Neuquen is located approximately 300 miles west of Buenos Aires in central Argentina. The Neuquen facility, which is leased by CMN from the Province of Neuquen, is located at the Neuquen International Airport approximately 15 miles from downtown Neuquen City. This facility has approximately 1,000 dedicated parking spaces available to its patrons, and has an additional 3,000 parking spaces available at the adjacent airport. The San Martin facility is leased from a third party and is located in the center of the city. Each of Crown El Salvador's San Miguel and Antiguo Cuscatlan facilities are located within the city limits and are leased from third parties. Certain information regarding the CMN's and Crown El Salvador's casinos is as follows:

                                         Crown
                              CMN      El Salvador
                             ------    -----------
Gaming square feet           29,500      12,000
Slot machines                   473         234
Table games                      56          26
Revenues (in millions):
     Fiscal 1998             $ 18.3      Not open
     Fiscal 1999               21.4      Not open

CMN's casinos are open seven days a week generally from 7:00 p.m. to 5:00 a.m. Monday through Thursday, 5:00 p.m. to 5:00 a.m. on Friday, and 2:00 p.m. to 5:00 a.m. on Saturday and Sunday. Peak admission occurs around 1:00 a.m. The casinos offer slot machines, table games, food, beverages and gift items, as well as live entertainment at the Neuquen casino on weekends. Table games include roulette, black jack, punto y banca and big six.

Crown El Salvador's casinos are open 7 days a week generally from 7:00 p.m. to 4:00 a.m. Peak admission occurs around 11:00 p.m. The casinos offer slot machines, table games and limited food and beverages. Table games include black jack, poker and roulette. On weekends the Antiguo Cuscatlan casino provides live entertainment.

MARKET AND MARKETING STRATEGY

Greater Neuquen City has a population of approximately 220,000 with an estimated 600,000 people living within 120 miles of the city while San Martin has a population of approximately 17,000 with an estimated 150,000 people living within 120 miles of the city. Neuquen is one of the wealthiest Argentine provinces per capita, principally due to energy production. The Province of Neuquen holds approximately 40% of Argentina's proven oil and gas reserves. San Martin is located in the Andes Mountains near one of the country's largest ski resorts, and is well known for its trout and salmon fly fishing.

CMN's marketing strategy has been to provide the customer with an American style gaming atmosphere. Most casinos in Argentina have a European style gaming atmosphere. European style casinos tend to be more formal, oftentimes with casino dealers dressed in tuxedos, placing little or no emphasis on slot play and rarely providing live entertainment. Since taking over operating control of the Neuquen and San Martin casinos in early 1995 CMN has substantially increased the number of slot machines, eliminated admission fees, reduced the price of food and beverages, encouraged a casual dress code and provided live entertainment at no charge on the weekends. As a result of these changes, CMN has substantially increased the customer count and revenues of its two casinos.

Greater San Miguel has a population of approximately 400,000, while the population within 15 miles of Antiguo Cuscatlan (including the City of San Salvador) is approximately 1.5 million. El Salvador's economy has been growing in recent years with agriculture and manufacturing (textiles, leather and machinery) being important industries. Inflation has been low (2% in 1997), and the exchange rate between the Salvadoran colon and the U.S. dollar has been stable (around 8.7 colones for each dollar since 1995).

Like CMN, Crown El Salvador's strategy is to provide (i) American style gaming in a comfortable atmosphere with well decorated and spacious facilities, (ii) American slot machines, and (iii) friendly and courteous service. Competing gaming facilities in El Salvador offer older slot machines oftentimes manufactured outside the United States. Crown El Salvador believes its casinos are in most cases superior to the casinos of its competitors due to the age and lack of technological features of the competitors slot machines and general lack of overall casino finish.

CONCESSION CONTRACT AND LICENSING

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

In connection with the granting of the concession contract CMN paid a one-time concession fee to the Province of Neuquen. CMN also pays the Province $220,000 per month as a combination tax/rent payment. If CMN decides to move from the

Neuquen casino location, which is currently being leased from the Province, it will receive a $40,000 per month reduction in its payment to the Province. The monthly tax/rent payment is subject to increase in the event annual net gaming revenues exceed $52.8 million.

In addition, CMN is obligated to pay all applicable federal and provincial taxes including a 2% provincial tax on net gaming revenue, and a 34% federal income tax on earnings. Pursuant to the concession, the Province of Neuquen guarantees that no additional municipal or provincial taxes will be levied on CMN's operations, and that existing provincial and municipal taxes will not be increased.

Crown El Salvador has been granted a non-exclusive gaming license by each city in which it operates. Generally, the licenses specify the location in which gaming may be conducted, the amount of gaming taxes to be paid and permitted hours of operation. The licenses do not contain a specified term. Generally, gaming taxes are assessed based upon the number of slot machines and table games in operation.

SHAREHOLDERS' AGREEMENTS

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

Crown El Salvador's articles of incorporation contain certain provisions oftentimes found in shareholder agreements. These provisions provide that the unanimous approval of all shareholders is required in connection with (i) amending the articles of incorporation, (ii) a liquidation or merger, (iii) issuing additional shares of Crown El Salvador stock, (iv) the sale of all or substantially all of Crown El Salvador's assets, and (v) entering into related party transactions.

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

Crown El Salvador presently competes with four casino facilities located in Greater San Salvador and will compete with one other competitor in San Miguel beginning in September 1999. Furthermore, the licenses granted to Crown El Salvador are non-exclusive, and thus additional casinos could commence operations within Crown El Salvador's primary market.

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

Presently, the regulatory environment in which Crown El Salvador operates is not fully developed. No national body has established rules and regulations for the operation of casinos within El Salvador. The El Salvadoran government has granted cities the right to issue gaming licenses and establish rules and regulations that govern the operation of such casinos. The cities in which Crown El Salvador operates have not as yet promulgated such rules and regulations. There can be no assurance that adherence to such rules and regulations, if and when adopted, will be without excessive cost or administrative burden.

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


MORTGAGE LENDING  (CONCORDE)

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

LOAN ORIGINATIONS AND PURCHASES

Concorde began originating and purchasing mortgage loans in July 1997. Concorde originates loans through a network of independent retail mortgage brokers and directly through Internet, telemarketing and direct mail programs. Concorde also purchases some mortgage loans from a network of wholesale loan brokers and correspondents, including banks and thrift institutions. Concorde typically pays a premium for loans purchased from wholesale loan brokers and correspondents, as well as to retail mortgage brokers for loans they originate. A summary of Concorde's loan originations and purchases for the fiscal years ended April 30, 1999 and 1998 is as follows (dollars in millions):

                                  Fiscal 1999                Fiscal 1998
                              --------------------      --------------------
       Direct                 $ 38.1         34.1%      $  9.6         25.7%
       Retail brokers           64.5         57.7         18.0         48.3
       Wholesale brokers         9.1          8.2          9.7         26.0
                              ------       ------       ------       ------
                              $111.7        100.0%      $ 37.3        100.0%
                              ======       ======       ======       ======


Prior to purchasing loans through wholesale loan brokers and correspondents, Concorde reviews the loan packages to determine whether the packages are complete and adhere to Concorde's underwriting guidelines. Depending on the size of the pool of loans purchased, Concorde may engage a third-party underwriter to reunderwrite the loans, verify the borrower's employment status, determine the quality of the appraisal and assign a credit grade. Concorde also analyzes the financial condition of the mortgage broker, which includes a review of the mortgage broker's licenses and financial statements. Upon approval, Concorde typically requires each mortgage broker to enter into a purchase and sale agreement that contains customary representations and warranties regarding the loans such mortgage broker will sell to Concorde.

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

Prior to funding a loan, Concorde's underwriting staff determines the applicant's creditworthiness and ability to service the loan. Verification of personal financial information, credit history, and employment history is required prior to closing the loan. Concorde has established classifications with respect to its borrowers based upon the credit profile of such borrower and certain other borrower characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D", with sub-ratings within each category), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by Concorde, as well as the maximum loan-to-value ratio and debt service-to-income ratio (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. Generally, loan applicants are required to have two years of employment with their current employer or two years of similar business experience. Verification of information regarding the first mortgage, if any, is also required, including balance, status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Upon successful completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney or title company who is responsible for closing the loan in accordance with Concorde's closing procedures.

LOAN SERVICING AND COLLECTIONS

Servicing involves, among other things, collecting payments, applying such payments of principal and interest to the appropriate loan, ensuring the underlying collateral is properly insured, preparing reports relative to such loans and enforcing the lender's rights with respect to the loans, including, recovering delinquent payments, instituting foreclosures and liquidating the underlying collateral. Management believes that servicing Concorde's own portfolio enhances certain operating efficiencies. Concorde's servicing portfolio is subject to reduction by normal monthly payments, prepayments, foreclosures and the sale of mortgage loans. In some states in which Concorde operates, prepayment fees may be limited or prohibited by applicable law.

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

As a general matter, if efforts to obtain payment have not been successful, a pre-foreclosure notice will be sent to the borrower generally 30 days after the due date of the next subsequently scheduled installment, providing 30 days notice of the impending foreclosure action. During the 30-day notice period, collection efforts continue. However, if no substantial progress has been made in collecting delinquent payments from the borrower, foreclosure proceedings generally begin. Generally, Concorde will have commenced foreclosure proceedings when a loan is over 90 days delinquent.

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

REGULATION

The operations of Concorde are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges, disclosures to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by Concorde, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. Concorde's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Concorde's activities as a lender are also subject to various federal laws including, among others, the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA").

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

IBC RENTALS AND SALES (PRECISION)

GENERAL

Precision is in the business of renting and selling intermediate bulk containers ("IBC's" or "portable tanks") to petroleum related, industrial and manufacturing concerns. Precision's tanks generally come in two sizes (350 gallon and 550 gallon) and are used primarily to transport and store liquids in bulk. These liquids include industrial and textile chemicals (surfactants, soaps, dyes and brighteners), solvents, lubricants, water clarifiers, corrosive inhibitors, contract packaging items (shampoo), and food items (mayonnaise, ketchup, barbecue sauce, honey, syrup and concentrate). Precision also performs certain tank maintenance, testing, tracking and reconditioning services, and sells spare parts such as valves and lids on both a retail and OEM basis. Precision operates from facilities in Fairhope, Alabama and Lafayette, Louisiana and presently has a fleet of approximately 6,000 stainless steel tanks.

OPERATIONS

Precision's portable tanks are manufactured according to its specifications principally from two contractors, although other manufacturing sources are available. Precision maintains a supply of tanks, valves and lids to meet the sometimes immediate needs of its customers. Precision's lids are also sold to tank manufacturers as a component in making new tanks. These lids are typically manufactured by Precision in house with the occasional assistance of certain subcontractors, while valves are manufactured overseas according to Precision's specifications.

Periodically, Precision receives tanks back from customers who are returning them from rental. As necessary, these tanks are cleaned and repaired, and either returned to the rental fleet, or sold as used tanks. Precision also performs testing services on a fee basis for its customers. The U.S. Department of Transportation regulations require that Precision's tanks be tested every 30 months if they are being used to transport regulated materials (flammables, corrosives, methanol) over public roadways. This certification is the customer's responsibility to maintain. For some customers Precision performs maintenance services on its tanks. For a fee, Precision will change valves and lids, perform external cleanings and provide reconditioning services. These services are performed at Precision's LaFayette, Louisiana facility as well as on site.

MARKET AND MARKETING

Precision's primary focus is on renting tanks. As a secondary focus Precision sells new and used tanks and related spare parts. A large portion of tank rentals and sales comes from existing customers and referrals. Precision advertises in nationally distributed periodicals and direct markets extensively. Precision's sales personnel also attend industry trade shows and make sales calls to existing and potential customers. Presently, Precision has about 100 customers in 20 states throughout the United States. Precision's customers are principally in the oil field production and drilling, chemical, water treatment, textile and manufacturing industry segments.

A portion of Precision's new business comes from industrial and manufacturing concerns that previously used 55 gallon polyethylene or carbon steel drums ("drums") to store liquids in bulk. Management believes its stainless steel 350 and 550 gallon tanks are far superior to drums in many respects. In particular, drums are expensive to dispose of as a result of the environmentally damaging materials they sometimes contain. Drums are also more difficult to handle and dispense from, have more problems with leaks, and require more space to store the same amount of liquid. Typically fluids are extracted from drums via a removable pump, which may require cleaning prior to placing it into another drum. Tanks, on the other hand, discharge fluids through a valve located on the bottom of the tank. Management believes there is a trend of drums being replaced by reusable and returnable 350 and 550 gallon tanks, and that Precision is in a position to benefit from those making such a transition.

COMPETITION

Precision competes with other companies specializing in the sale and rental of tanks. Precision believes it is the second largest supplier of tanks in the country. Competitive factors in the industry include price, availability, service, product quality and convenience. Precision believes it competes effectively with other tank suppliers.

Precision's tanks also compete with 55 gallon drums. Precision's 350 and 550 gallon tanks are initially considerably more expensive than drums. However, Precision's tanks offer certain competitive advantages over drums, including their (i) greater durability and ease in storing and dispensing liquids, (ii) longer useful life, and (iii) greater space efficiencies. They also eliminate the disposal costs associated with carbon steel drums.

LODGING (HOME STAY)

GENERAL

Home Stay operates two extended-stay lodging facilities in the Pensacola, Florida metropolitan area. Each property contains 120 units and commenced operations in March 1999 after an eight month construction period. Presently the properties are approximately 80% occupied, which is expected to stabilize in the 85% to 90% range in the next few months. If the initial two properties perform as anticipated, Home Stay expects to build additional properties throughout the Southeastern United States.

FACILITIES AND OPERATION

Each Home Stay studio unit affords 288 square feet of living area and provides a variety of features which are attractive to the extended-stay guest, including a fully-equipped kitchenette, dining area, sofa, weekly housekeeping, a coin-operated laundromat, telephone, and color television with cable service. In order to control operating costs and offer attractive rental rates, no restaurants, swimming pools, or other recreational amenities have been provided. Management plans to locate future Home Stay facilities near commercial, industrial and/or military centers where the employment base consists largely of low to moderate income workers, or in rapidly growing metropolitan areas where demand for temporary housing is the greatest. Home Stay properties are managed by the Windham Company, an experienced operator of hotels, motels and apartments.

MARKET

Home Stay targets a significant and rapidly growing "economy" niche within the extended-stay lodging market which management believes is largely underserved by other industry participants. Its facilities are designed to offer clean, moderately appointed guest accommodations at rates generally lower than those charged by other extended-stay lodging providers. Weekly rental rates average less than $150 for single occupancy and approximately $185 for double occupancy. Home Stay customers primarily include budget conscience business travelers, blue-collar workers on temporary assignment, military personnel, construction crews and leisure-oriented tourists, with most guests staying for multiple weeks.

COMPETITION

The lodging industry is highly competitive. Competitive factors within the lodging industry include room rates, quality of accommodations, service levels, convenience of location, corporate reputation, brand name recognition as well as the overall supply and availability of other lodging alternatives. Home Stay presently competes with budget and economy motels, moderately priced hotels and extended-stay lodging facilities and short-term lease apartments.

Management anticipates that competition within the extended-stay lodging industry will increase as participants in other segments of the lodging industry and others focus on this relatively new market. Many of Home Stay's competitors are established entities with significantly greater financial resources, and better relationships with land owners and lenders than the Company. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services, or amenities or significantly expand, improve, or develop facilities in a market in which Home Stay competes, thereby adversely affecting Home Stay's operations.

EMPLOYEES

As of April 30, 1999 the Company, including its consolidated subsidiaries, employed approximately 630 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

         NAME                                                 AGE      POSITION WITH THE COMPANY
         ----                                                 ---      -------------------------
         Edward R. McMurphy...................................48       Chairman of the Board,
                                                                       President and Chief Executive Officer

         Tilman J. Falgout, III...............................50       Executive Vice President,
                                                                       General Counsel and Director

         Mark D. Slusser......................................41       Chief Financial Officer,
                                                                       Vice President Finance and Secretary

EDWARD R. MCMURPHY, has served as the Company's Chief Executive Officer since July 1984. Mr. McMurphy has been a director of the Company since its inception in April 1983. From 1979 to June 1986, Mr. McMurphy served as President of Marion Properties, Inc., a real estate development company and former parent of the Company from July 1984 to June 1986.

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


ITEM 2.  PROPERTIES

As of April 30, 1999 the Company leased substantially all of its facilities, including dealerships, collection facilities that service dealership portfolios, and the Company's corporate offices. Paaco leases eight of its ten dealership facilities in the Dallas/Fort Worth and Houston metropolitan areas. Car-Mart leases all 35 of its dealership facilities located principally in Arkansas, but also including Oklahoma, Missouri and Texas. The Company's corporate administrative offices are located in approximately 6,000 square feet of leased space in Irving, Texas.


ITEM 3.  LEGAL PROCEEDINGS

In August 1998 an action was filed against the Company in the 8th Judicial District Court of Clark County, Nevada by Resort Properties of America ("RPA"). In this action RPA alleged it had a verbal agreement with the Company pertaining to the sale of the Company's Las Vegas land which was sold in September 1997. RPA claimed it is due a brokerage commission of $450,000 plus attorney's fees. This matter was settled in August, 1999, by the payment to RPA of $75,000.

In the ordinary course of business, the Company has become a defendant in various other types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, management, based on the advice of counsel, does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Company's 1999 Annual Report to Stockholders ("1999 Annual Report") under the heading "Common Stock Information, Dividends and Related Stockholder Matters" and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Company's 1999 Annual Report under the heading "Selected Financial Data" and such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included in the Company's 1999 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and such information is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 22%. These finance receivables have scheduled maturities from one to 36 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 30 to 45 days of origination. At April 30, 1999 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

The table below illustrates the impact which hypothetical changes in market interest rates could have on the Company's pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remain in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments, and (iii) there is no change in prepayment rates as a result of the interest rate changes.

     Change in         Change in
  Interest Rates    Pretax Earnings
  --------------    ---------------
                    (in thousands)
        +2%              $(840)
        +1%              $(420)
         0%                  0
        -1%              $ 420
        -2%              $ 840

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in the Company's 1999 Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 1999. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held in 1999 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in
Item 1 of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the 1999 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is set forth in the 1999 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is set forth in the 1999 Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountant's report included in the Company's 1999 Annual Report are incorporated herein by reference in Item 8 of this report:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of April 30, 1998 and 1999

                  Consolidated Statements of Operations for the fiscal years ended April 30, 1997, 1998 and 1999

                  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1997, 1998 and 1999

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 1997, 1998 and 1999

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

2.4 Stock Purchase Agreement dated as of December 1, 1998 by and among Bill Fleeman Revocable Trust, Fleeman Charitable Remainder Annuity Trust and certain other trusts and individuals, and Crown Group, Inc. (15)

3.1      Articles of Incorporation of the Company (formerly SKAI, Inc.). (3)

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

4.6 Stock Purchase Warrant dated June 2, 1994 granting Gerard M. Jacobs the right to purchase 50,000 shares of Common Stock of the Company. (8)

4.7 Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated Promissory Note. (14)

4.7.1 First Amended and Restated Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Schedule of First Amended and Restated Loan Security Agreement and the Twelfth Amended and Restated Promissory Note. (16)

4.8 Loan and Security Agreement dated January 15, 1999 by and among BankAmerica Business Credit, Inc. and America's Car-Mart, Inc. (15)

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

13.1     Annual Report to Stockholders for the fiscal year ended April 30, 1999.
         (1)

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

(15) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(16) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 1999 the Company filed reports on Form 8-K and 8-K/A as follows:

                    EVENT
       FORM          DATE                                DESCRIPTION OF EVENT
     --------    ----------------     ---------------------------------------------------------
      8-K/A      January 15, 1999     Amendment No. 1 to Form 8-K  dated January 15, 1999
                                      including the financial statements of America's Car-Mart,
                                      Inc. and pro-forma financial information of the Company.

       8-K       February 3, 1999     Updated description of the Company's securities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWN GROUP, INC.

Dated:   August 13, 1999          By:  /s/ Edward R. McMurphy
                                       ------------------------------------
                                           Edward R. McMurphy
                                           President and Chief Executive Officer
                                           (principal executive officer)


Dated:   August 13, 1999          By:  /s/ Mark D. Slusser
                                       ------------------------------------
                                           Mark D. Slusser
                                           Vice President Finance and Chief
                                           Financial Officer (principal
                                           financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                     Title                               Date
              ---------                                     -----                               ----
                   *                            Chairman of the Board, President         August 13, 1999
-------------------------------------           and Chief Executive Officer
Edward R. McMurphy

                   *                            Executive Vice President,                August 13, 1999
--------------------------------------          General Counsel and Director
Tilman J. Falgout, III

                   *                            Director                                 August 13, 1999
--------------------------------------
David J. Douglas

                   *                            Director                                 August 13, 1999
--------------------------------------
John David Simmons

                   *                            Director                                 August 13, 1999
--------------------------------------
Gerald L. Adams

                   *                            Director                                 August 13, 1999
--------------------------------------
Gerard M. Jacobs

                   *                            Director                                 August 13, 1999
--------------------------------------
Robert J. Kehl

* By /s/ Mark D. Slusser
    ----------------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                   SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF CROWN GROUP, INC. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                             April 30,
                                                       1999             1998
                                                    -----------      -----------
                                                                     (Restated)
Assets:
     Cash and cash equivalents                      $12,660,789      $ 5,030,861
     Marketable equity securities                                      4,742,180
     Receivables from subsidiaries                   12,232,940        4,640,718
     Investment in subsidiaries                      26,584,853       10,250,174
     Investment in CMN and related assets, net        5,167,161        6,606,114
     Goodwill, net                                   10,234,197        7,359,555
     Other                                            2,840,661          688,329
                                                    -----------      -----------

                                                    $69,720,601      $39,317,931
                                                    ===========      ===========

Liabilities and stockholders' equity:
     Accounts payable and accrued liabilities       $ 4,535,430      $   373,165
     Payables to subsidiaries                         2,641,637        2,641,637
     Debt                                             8,658,000
     Deferred tax liability                             826,650        1,251,805
                                                    -----------      -----------
          Total liabilities                          16,661,717        4,266,607
                                                    -----------      -----------

     Stockholders' equity                            53,058,884       35,051,324
                                                    -----------      -----------

                                                    $69,720,601      $39,317,931
                                                    ===========      ===========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                        April 30,
                                                                  1999             1998
                                                              -----------      -----------
                                                                                (Restated)
Revenues:
     Interest income                                          $ 1,038,645      $ 1,081,583
     Interest income from subsidiaries                            818,831          387,615
     Interest, fees and rentals from CMN                          694,146          680,697
     Other                                                        239,346          388,827
                                                              -----------      -----------
                                                                2,790,968        2,538,722
                                                              -----------      -----------
Costs and expenses:
     Selling, general and administrative                        3,616,797        2,924,675
     Interest expense                                             211,210           13,444
     Depreciation and amortization                              1,079,564          574,568
                                                              -----------      -----------
                                                                4,907,571        3,512,687
                                                              -----------      -----------
Other income:
     Equity in earnings of non-consolidated subsidiaries        1,259,734          926,598
     Equity in earnings of subsidiaries                         1,696,385           10,980
     Gain on sale of securities                                24,689,130           38,258
                                                              -----------      -----------
                                                               27,645,249          975,836
                                                              -----------      -----------

          Income before income taxes                           25,528,646            1,871
Provision (Benefit) for income taxes                            8,020,236         (365,295)
                                                              -----------      -----------

          Net income                                          $17,508,410      $   367,166
                                                              ===========      ===========


See accompanying notes to condensed financial information.

                    CROWN GROUP, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                 April 30,
                                                                                          1999               1998
                                                                                      ------------       ------------
                                                                                                          (Restated)
Operating activities:
   Net income                                                                         $ 17,508,410       $    367,166
   Adjustments to reconcile net income to net cash used by operating activities:
       Depreciation and amortization                                                     1,079,564            574,568
       Amortization of discount                                                           (825,198)          (252,765)
       Deferred income taxes                                                               778,307            305,341
       Gain on sale of assets                                                             (136,196)          (373,999)
       Gain on sale of securities                                                      (24,689,130)           (38,258)
       Equity in earnings of unconsolidated subsidiaries                                (1,259,734)          (926,598)
       Equity in earnings of subsidiaries                                               (1,696,385)           (10,980)
       Changes in assets and liabilities, net of transactions:
            Other                                                                          756,298             86,139
            Accounts payable and accrued liabilities                                       398,515           (169,203)
            Income taxes payable                                                         3,238,210           (271,525)
                                                                                      ------------       ------------
                    Net cash used by operating activities                               (4,847,339)          (710,114)
                                                                                      ------------       ------------


Investing activities:
       Purchase of assets                                                               (3,475,908)          (788,784)
       Sale of assets                                                                    1,043,711          2,191,861
       Purchase of securities                                                           (6,643,496)        (5,551,714)
       Sale of securities                                                               33,149,806          3,772,792
       Advances to subsidiaries                                                         (2,213,221)        (4,618,220)
       Repayments from subsidiaries                                                      5,350,000         13,732,772
       Dividends and note collections from CMN                                           2,389,152          1,050,750
       Formation of El Salvador                                                         (1,207,000)
       Investment in unconsolidated subsidiaries                                        (1,000,341)
       Formation of Home Stay                                                             (640,000)
       Formation of Concorde                                                                               (2,000,800)
       Purchase of Car-Mart                                                            (10,005,863)
       Purchase of CMN and related assets                                                                  (7,000,001)
       Purchase of Paaco                                                                (3,431,250)        (9,174,212)
       Purchase of Precision and M&S                                                        (2,000)        (4,032,389)
                                                                                      ------------       ------------
                    Net cash provided (used) by investing activities                    13,313,590        (12,417,945)
                                                                                      ------------       ------------


Financing activities:
       Issuance of common stock                                                                                93,282
       Issuance of debt                                                                  1,158,000
       Purchase of common stock                                                         (1,994,323)        (3,052,322)
                                                                                      ------------       ------------
                    Net cash used by financing activities                                 (836,323)        (2,959,040)
                                                                                      ------------       ------------


Increase (Decrease) in cash and cash equivalents                                         7,629,928        (16,087,099)
Cash and cash equivalents at: Beginning of year                                          5,030,861         21,117,960
                                                                                      ------------       ------------

                              End of year                                             $ 12,660,789       $  5,030,861
                                                                                      ============       ============

See accompanying notes to condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


A - GUARANTEES

    Crown Group, Inc. ("Crown") has made the following guarantees with respect to its subsidiaries:

                                          Amount
                         Facility         Drawn at        Maximum
 Debtor                   Amount       April 30, 1999    Guarantee
---------             -------------    --------------  -------------
Paaco                 $60.0 million    $41.8 million   $10.0 million
Car-Mart               30.0 million     25.2 million    10.0 million
Concorde               20.0 million      7.2 million     5.0 million


    In addition, Crown has entered into a reimbursement agreement with the minority shareholders of Paaco who have guaranteed Paaco's debt with a specific lender. At April 30, 1999 the amount of debt guaranteed by such minority shareholders was approximately $41.8 million. To the extent such minority shareholders pay monies pursuant to such guaranties, Crown has agreed to reimburse the minority shareholders 80% thereof.


B - ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES

    As of April 30, 1999 and 1998 the following balances were eliminated in the consolidated financial statements of Crown:

                                                     April 30,
                                               1999             1998
                                          --------------    ------------
Receivables from subsidiaries             $12,232,940       $ 4,640,718
Investments in subsidiaries                26,584,853        10,250,174
Payables to subsidiaries                    2,641,637         2,641,637


                                                     April 30,
                                               1999             1998
                                          --------------    ------------
Interest income                          $    818,831        $387,615


C - DEBT

   A summary of debt at April 30, 1999 is as follows:

--------------------------------------------------------------------------------
                   Facility   Interest               Primary       Balance at
     Lender         Amount      Rate     Maturity   Collateral    April 30, 1999
----------------   --------   --------   --------   -----------   --------------
Car-Mart sellers   N/A          8.50%    Jan 2004   Finance rec.  $    7,500,000
Bank of America    N/A          7.00%    Apr 2001   Equipment          1,158,000
                                                                  --------------

                                                                  $    8,658,000
                                                                  ==============


   A summary of future minimum principal payments required under the aforementioned debt as of April 30,1999 is as follows:

               Years Ended
                April 30,          Amount
               -----------      ------------
                  2000          $        -0-
                  2001             1,158,000
                  2002                   -0-
                  2003                   -0-
                  2004             7,500,000
                                ------------

                                $  8,658,000
                                ============

D - RESTATEMENT

   In connection with the April 30, 1999 year end closing process and subsequent analyses performed, the Company identified certain accounting errors and irregularities at Paaco relating principally to finance receivables, inventory and drafts payable. Such errors and irregularities existed at and subsequent to the Company's purchase of a 53% interest in Paaco on February 1, 1998. To correct for such errors and irregularities, the Company has restated its previously issued consolidated financial statements for the year ended April 30, 1998.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------
13.1     Annual Report of Stockholders for the fiscal year ended April 30, 1999.

21.1     Subsidiaries of Crown Group, Inc.

23.1     Consent of Independent Accountants.

23.2     Report of Independent Accountants on Financial Statement Schedule.

24.1     Power of Attorney of Edward R. McMurphy.

24.2     Power of Attorney of Tilman J. Falgout, III.

24.3     Power of Attorney of David J. Douglas.

24.4     Power of Attorney of J. David Simmons.

24.5     Power of Attorney of Gerald L. Adams.

24.6     Power of Attorney of Gerard M. Jacobs.

24.7     Power of Attorney of Robert J. Kehl.

27.1     Financial Data Schedule.