Form 10-Q/A
period 1998-07-31
CROWN GROUP INC /TX/
filed 1999-09-16
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QA

                                 AMENDMENT NO. 1


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
CONSOLIDATED BALANCE SHEETS


                                                                     July 31, 1998
                                                                      (unaudited)       April 30, 1998
                                                                    ---------------    ---------------
                                                                       (Restated)         (Restated)
Assets:
    Cash and cash equivalents                                       $     3,788,310    $     6,481,706
    Marketable equity securities                                         12,029,033          4,742,180
    Accounts and other receivables                                        2,072,652          1,936,055
    Mortgage loans held for sale, net                                    11,952,515         14,350,437
    Finance receivables, net                                             39,660,401         33,918,014
    Inventory                                                             3,887,001          3,798,800
    Prepaid and other assets                                                600,260            572,089
    Property and equipment, net                                          13,246,827          9,165,703
    Investment in CMN and related assets, net                             6,305,047          6,606,114
    Goodwill, net                                                        12,491,847         10,631,737
                                                                    ---------------    ---------------
                                                                    $   106,033,893    $    92,202,835
                                                                    ===============    ===============
Liabilities and stockholders' equity:
    Accounts payable                                                $     2,604,154    $     2,514,081
    Accrued liabilities                                                   1,603,311          1,952,828
    Income taxes payable                                                     87,723            142,572
    Revolving credit facilities                                          43,163,484         41,164,524
    Other notes payable                                                   6,613,508          4,870,074
    Deferred sales tax                                                    2,445,005          2,090,303
    Deferred income taxes                                                 4,412,798          1,855,058
                                                                    ---------------    ---------------
        Total liabilities                                                60,929,983         54,589,440
                                                                    ---------------    ---------------

    Minority interests                                                    1,932,336          2,562,071
    Commitments and contingencies


    Stockholders' equity:
      Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
      Common stock, par value $.01 per share, 50,000,000 shares
        authorized; 10,243,731 issued and outstanding
        (9,433,963 at April 30)                                             102,437             94,340
      Additional paid-in capital                                         38,108,261         35,547,369
      Accumulated deficit                                                (1,755,268)        (2,520,885)
      Unrealized appreciation of securities                               6,716,144          1,930,500
                                                                    ---------------    ---------------
        Total stockholders' equity                                       43,171,574         35,051,324
                                                                    ---------------    ---------------

                                                                    $   106,033,893    $    92,202,835
                                                                    ===============    ===============






See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                       Three Months Ended
                                                                            July 31,
                                                                    1998                1997
                                                               ---------------    ---------------
                                                                 (Restated)

Revenues:
    Sales                                                      $    16,513,001
    Rental income                                                      629,058
    Gain on sale of mortgage loans                                   1,142,195
    Interest income                                                  2,524,070    $       318,595
    Interest, fees and rentals from CMN                                250,302            150,420
    Other                                                               11,164             25,195
                                                               ---------------    ---------------
                                                                    21,069,790            494,210
                                                               ---------------    ---------------

Costs and expenses:
    Cost of sales                                                   10,900,812
    Selling, general and administrative                              5,749,731          1,110,287
    Provision for credit losses                                      1,981,321
    Interest expense                                                 1,311,425
    Depreciation and amortization                                      510,210             92,364
                                                               ---------------    ---------------
                                                                    20,453,499          1,202,651
                                                               ---------------    ---------------

Other income (expense):
    Equity in earnings of CMN                                          568,621            239,879
    Loss on sale of securities                                         (74,403)
                                                               ---------------    ---------------
                                                                       494,218            239,879
                                                               ---------------    ---------------

      Income (loss) before taxes and minority interests              1,110,509           (468,562)

Provision (benefit) for income taxes                                   261,010           (159,169)
Minority interests                                                      83,882
                                                               ---------------    ---------------

      Net income (loss)                                        $       765,617    $      (309,393)
                                                               ===============    ===============



Earnings (loss) per share:
      Basic                                                    $          0.08    $         (0.03)
      Diluted                                                  $          0.07    $         (0.03)

Weighted average number of shares outstanding:
      Basic                                                         10,207,065         10,240,868
      Diluted                                                       10,454,696         10,240,868






See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)


                                                                                   Three Months Ended
                                                                                         July 31,
                                                                                   1998              1997
                                                                             ---------------   ---------------
                                                                                (Restated)

    Net income (loss)                                                        $       765,617   $      (309,393)

    Unrealized appreciation of securities arising during period                    4,785,644
                                                                             ---------------   ---------------


      Comprehensive income (loss)                                            $     5,551,261   $      (309,393)
                                                                             ===============   ===============





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         CROWN GROUP, INC.
(UNAUDITED)


                                                                                      Three Months Ended
                                                                                           July 31,
                                                                                    1998               1997
                                                                              ---------------    ---------------
                                                                                (Restated)
Operating activities:
   Net income (loss)                                                          $       765,617    $      (309,393)
   Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
       Depreciation and amortization                                                  510,210             92,364
       Amortization of finance receivable discount                                   (268,976)
       Deferred income taxes                                                          178,354            155,000
       Provision for credit losses                                                  1,981,321
       Minority interests                                                              83,882
       Gain on sale of mortgage loans                                              (1,142,195)
       Gain on sale of assets                                                         (16,997)
       Loss on sale of securities                                                      74,403
       Equity in earnings of CMN                                                     (568,621)          (239,879)
       Changes in assets and liabilities, net of transactions:
            Accounts and other receivables                                           (136,597)          (389,991)
            Mortgage loans originated or acquired                                 (22,533,785)          (314,500)
            Mortgage loans sold and principal repayments                           25,999,910
            Inventory                                                               1,565,625
            Prepaids and other assets                                                 (28,171)           (59,547)
            Accounts payable, accrued liabilities and deferred sales tax              282,594            412,103
            Income taxes payable                                                      (54,849)          (335,000)
                                                                              ---------------    ---------------
                    Net cash provided (used) by operating activities                6,691,725           (988,843)
                                                                              ---------------    ---------------


Investing activities:
       Finance receivable originations                                            (14,793,819)
       Finance receivable collections                                               5,319,139
       Purchase of property and equipment                                          (4,457,983)          (128,522)
       Sale of assets                                                                 146,516
       Purchase of securities                                                        (471,266)
       Sale of securities                                                             360,984
       Dividends and collections of notes receivable from CMN                         792,033
       Purchase of CMN and related assets                                                             (7,000,001)
                                                                              ---------------    ---------------
                    Net cash used by investing activities                         (13,104,396)        (7,128,523)
                                                                              ---------------    ---------------


Financing activities:
       Capital contribution from minority owner                                        60,000
       Purchase of common stock                                                       (83,119)        (1,110,463)
       Proceeds from revolving credit facilities, net                               1,998,960
       Proceeds from other debt, net                                                1,743,434
                                                                              ---------------    ---------------
                    Net cash provided (used) by financing activities                3,719,275         (1,110,463)
                                                                              ---------------    ---------------


Decrease in cash and cash equivalents                                              (2,693,396)        (9,227,829)
Cash and cash equivalents at:             Beginning of period                       6,481,706         21,117,960
                                                                              ---------------    ---------------

                                          End of period                       $     3,788,310    $    11,890,131
                                                                              ===============    ===============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of July 31, 1998 owned
(i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

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

Goodwill

     Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At July 31, 1998 accumulated amortization of goodwill amounted to $339,895.

Reclassifications

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1999 presentation.

C - ACQUISITIONS

Paaco Purchase

     Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 the Company acquired an additional 12% interest in Paaco directly from the Paaco Management Shareholders. With this purchase the Company owns 65% of Paaco as of July 31, 1998. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock.

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


D - CMN OPERATING RESULTS

     The operating results of CMN for the three months ended July 31, 1998 and 1997 were as follows (in thousands):

                                                                 Three Months Ended
                                                                      July 31,
                                                               1998              1997
                                                          ---------------   ---------------

Revenues                                                  $         5,651   $         4,639
Costs and expenses                                                  3,450             3,140
Interest, fees and rentals to shareholders                            436               552
Provision for income taxes                                            605               322
                                                          ---------------   ---------------

     Net income                                           $         1,160   $           625
                                                          ===============   ===============


E - FINANCE RECEIVABLES

     The Company originates installment sales contracts from the sale of used vehicles at its dealerships. These installment sales contracts typically include interest rates ranging from 18-26% per annum and provide for payments over periods ranging from 24 to 36 months. A summary of finance receivables as of July 31, 1998 and April 30, 1998 is as follows:

                                                              July 31,           April 30,
                                                                1998               1998
                                                          ---------------    ---------------
                                                             (Restated)         (Restated)
Finance receivables                                       $    56,816,244    $    48,776,278
Unearned finance charges                                      (10,991,624)        (9,420,164)
Allowance for credit losses                                    (5,469,994)        (4,727,679)
Valuation discount                                               (694,225)          (710,421)
                                                          ---------------    ---------------

                                                          $    39,660,401    $    33,918,014
                                                          ===============    ===============


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

     A summary of the restated finance receivables allowance for credit losses for the period from April 30, 1998 to July 31, 1998 is as follows:

Balance at April 30, 1998             $     4,727,679
Provision for credit losses                 1,937,221
Net charge offs                            (1,194,906)
                                      ---------------
     Balance at July 31, 1998         $     5,469,994
                                      ===============

     In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale and trade accounts receivable aggregating $73,600 as of July 31, 1998.


F - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of July 31, 1998 and April 30, 1998 is as follows:

                                                              July 31,           April 30,
                                                                1998               1998
                                                          ---------------    ---------------
Land and buildings                                        $     3,762,442    $     2,332,750
Rental equipment                                                5,572,688          4,749,652
Furniture, fixtures and equipment                               3,837,843          1,904,536
Leasehold improvements                                          1,048,577            920,583
Less accumulated depreciation and amortization                   (974,723)          (741,818)
                                                          ---------------    ---------------

                                                          $    13,246,827    $     9,165,703
                                                          ===============    ===============

G - DEBT

   A summary of debt at July 31, 1998 is as follows:

                                           Revolving Credit Facilities
----------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                         Primary        Balance at
Borrower             Lender          Amount          Rate           Maturity       Collateral    July 31, 1998
--------------  -----------------  ------------  --------------  -------------   --------------- ---------------

Paaco           Finova             $35 million   Prime + 3.00%     Apr  2000     Finance rec.    $    30,672,375
Concorde        Bank One           $20 million   Libor + 2.25%     Dec  1998     Mortgage loans        8,324,445
Precision       Wells Fargo        $5 million    Prime             June 2000     IBC's and rec.        3,666,664
Paaco           Comerica           $500,000      Prime + 2.00%     Demand        Vehicle inv.            500,000
                                                                                                 ---------------
                                                                                                 $    43,163,484
                                                                                                 ===============


                                              Other Notes Payable
----------------------------------------------------------------------------------------------------------------
                                    Facility       Interest                         Primary        Balance at
Borrower             Lender          Amount          Rate           Maturity       Collateral    July 31, 1998
--------------  -----------------  ------------  --------------  -------------   --------------- ---------------
Home Stay       Bank of Pensacola  $5.4 million  8.50%             Feb  2004     Real estate     $     1,092,727
Paaco           Texas Commerce     N/A           8.50%             Oct  2003     Real estate             988,875
Paaco           Heller Financial   N/A           Prime + 2.25%     Dec  2015     Real estate             626,194
Paaco           Various            N/A           Various           1998 to 1999  None                  3,905,712
                                                                                                 ---------------
                                                                                                 $     6,613,508
                                                                                                 ===============

H - COMPREHENSIVE INCOME INFORMATION

     Supplemental comprehensive income disclosures for the three months ended July 31, 1998 are as follows:

                                                                                      Three Months
                                                                                          Ended
                                                                                      July 31, 1998
                                                                                     ---------------
     Gross unrealized appreciation of securities arising during period               $     7,250,974
     Provision for income taxes                                                            2,465,330
                                                                                     ---------------

          Unrealized appreciation of securities arising during period                $     4,785,644
                                                                                     ===============

     Changes to unrealized appreciation of securities for the three months ended July 31, 1998 are as follows:

                                                                                      Three Months
                                                                                           Ended
                                                                                      July 31, 1998
                                                                                     ---------------
    Balance at April 30, 1998                                                        $     1,930,500
    Current period change                                                                  4,785,644
                                                                                     ---------------

         Balance at July 31, 1998                                                    $     6,716,144
                                                                                     ===============

I - EARNINGS PER SHARE

     A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 1998 and 1997 is as follows:

                                                                 Three Months Ended
                                                                      July 31,
                                                               1998               1997
                                                          ---------------   ---------------
                                                            (Restated)
     Net income (loss)                                    $       765,617   $      (309,393)
                                                          ===============   ===============

     Average shares outstanding-basic                          10,207,065        10,240,868
          Dilutive options                                        198,653
          Dilutive warrants                                        48,978
                                                          ---------------   ---------------

     Average shares outstanding-diluted                        10,454,696        10,240,868
                                                          ===============   ===============

     Earnings (loss) per share:
          Basic                                           $          0.08   $         (0.03)
          Diluted                                         $          0.07   $         (0.03)

     Antidilutive securities not included:
          Options                                                  35,000           899,643
                                                          ===============   ===============

          Warrants                                                391,198         1,084,246
                                                          ===============   ===============

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


L - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow disclosures for the three months ended July 31, 1998 and 1997 are as follows:

                                                      Three Months Ended
                                                           July 31,
                                                     1998             1997
                                                --------------   --------------
Value of stock issued in acquisitions           $    2,652,108
Inventory acquired in repossession                   1,653,826
Interest paid, net of amount capitalized             1,287,801
Income taxes paid                                      100,000   $      300,000

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

                                                  Three Months Ended July 31, 1998 (Restated)
                                   -------------------------------------------------------------------------
                                     Paaco     Precision   Concorde     Other     Eliminations  Consolidated
                                   ---------   ---------   ---------   ---------  ------------  ------------
Revenues:
     Sales and other               $  15,861   $   1,282   $   1,151   $     252                 $  18,546
     Interest income                   1,810                     411         418    $    (115)       2,524
                                   ---------   ---------   ---------   ---------    ---------    ---------
          Total                       17,671       1,282       1,562         670         (115)      21,070
                                   ---------   ---------   ---------   ---------    ---------    ---------

Costs and expenses:
     Interest expense                  1,030          92         304                     (115)       1,311
     Depreciation and amort               68         153          32         257                       510
     Other                            16,161         768       1,151         553                    18,633
                                   ---------   ---------   ---------   ---------    ---------    ---------
          Total                       17,259       1,013       1,487         810         (115)      20,454
                                   ---------   ---------   ---------   ---------    ---------    ---------

CMN earnings and other                                                       494                       494
                                   ---------   ---------   ---------   ---------    ---------    ---------

Income before taxes
     and minority interests        $     412   $     269   $      75   $     354    $    --      $   1,110
                                   =========   =========   =========   =========    =========    =========


Capital expenditures               $     227   $   1,065   $     142   $   3,024    $    --      $   4,458
                                   =========   =========   =========   =========    =========    =========


Total assets                       $  48,852   $  11,064   $  14,158   $  59,184    $ (27,224)   $ 106,034
                                   =========   =========   =========   =========    =========    =========


                                                        Three Months Ended July 31, 1997
                                   -------------------------------------------------------------------------
                                     Paaco     Precision   Concorde     Other     Eliminations  Consolidated
                                   ---------   ---------   ---------   ---------  ------------  ------------
Revenues:
     Sales and other                                       $       1   $     174  $         --  $        175
     Interest income                                              12         307                         319
                                                           ---------   ---------  ------------  ------------
          Total                                                   13         481            --           494
                                                           ---------   ---------  ------------  ------------

Costs and expenses:
     Depreciation and amort.                                                  92                          92
     Other                                                       201         909                       1,110
                                                           ---------   ---------  ------------  ------------
          Total                                                  201       1,001            --         1,202
                                                           ---------   ---------  ------------  ------------

CMN earnings and other                                                       239                         239
                                                           ---------   ---------  ------------  ------------

Loss before taxes
     and minority interests                                $    (188)  $    (281) $         --  $       (469)
                                                           =========   =========  ============  ============


Capital expenditures                                       $      --   $     129  $         --  $        129
                                                           =========   =========  ============  ============


Total assets                                               $   1,908   $  51,945  $    (16,789) $     37,064
                                                           =========   =========  ============  ============

N - RESTATEMENT

     In connection with the April 30, 1999 year end closing process and subsequent analyses performed, the Company identified certain accounting errors and irregularities at Paaco relating principally to finance receivables, inventory and drafts payable. Such errors and irregularities existed at and subsequent to the Company's purchase of a 53% interest in Paaco on February 1, 1998. To correct for such errors and irregularities, the Company has restated its previously issued consolidated financial statements for the year ended April 30, 1998 and has amended each of its quarterly reports on Form 10-Q with respect to the fiscal quarters during the year ended April 30, 1999. A summary of the impact of these corrections on the Company's consolidated financial statements for the three months ended July 31, 1998 is set forth below (in thousands, except per share amounts):


                                                              Three Months Ended July 31, 1998
                                                             ----------------------------------
                                                             As Previously            As
                                                                Reported            Restated
                                                             --------------     ---------------
                  Revenues                                   $       21,070     $        21,070
                  Income before taxes and minority
                    interests                                         1,670               1,111
                  Net income                                          1,007                 766

                  Earnings per share (diluted)               $          .10     $           .07


                                                                       July 31, 1998
                                                             ----------------------------------
                                                             As Previously             As
                                                                Reported            Restated
                                                             --------------     ---------------
                  Finance receivables, net                   $       41,864     $        39,660
                  Inventory                                           4,575               3,887
                  Goodwill, net                                      11,268              12,492
                  Total assets                                      108,078             106,034
                  Accounts payable                                    2,342               2,604
                  Deferred income taxes                               5,719               4,413
                  Total liabilities                                  61,974              60,930
                  Minority interests                                  2,711               1,932
                  Stockholders' equity                               43,394              43,172

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report.


OVERVIEW

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of July 31, 1998 owned
(i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

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

     During the course of its fiscal 1999 year end closing process, the Company discovered certain accounting errors and irregularities at Paaco, as a result of which fiscal 1999 earnings of the Company were reduced by certain finance receivable and inventory write-downs, together with an increase in finance receivable reserves and drafts payable. Such errors and irregularities existed at and subsequent to the Company's initial purchase of its interest in Paaco in February 1998. The investigation at Paaco has also resulted in a restatement of fiscal 1998 results of operations and the quarterly financial statements during fiscal 1999. See Note N to the consolidated financial statements for a summary of the impact of the required adjustments on the Company's consolidated financial statements as of July 31, 1998 and for the three months then ended. As a result of its investigation of Paaco, management of the Company has restructured Paaco's management organization and has implemented cost reductions at that subsidiary, while taking steps to ensure the integrity of Paaco's accounting and reporting procedures in future periods. Daniel Chu, former President of Paaco, resigned in July 1999.


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

     Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the three months ended July 31, 1998 increased $4.6 million compared to the same period in the prior fiscal period. The increase resulted principally from (i) expenses relating to Paaco and Precision ($4.1 million), and (ii) the formation and development of Concorde's mortgage based lending business ($1.1 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the three months ended July 31, 1998 increased $1.3 million compared to the same period in the prior fiscal period. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization for the three months ended July 31, 1998 increased $.4 million compared to the same period in the prior fiscal period. The increase resulted from (i) amortizing certain agreements and other assets obtained in the acquisition of 49% of CMN for three months in the current fiscal period versus two months in the prior fiscal period ($25,885), (ii) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($185,215), and (iii) depreciating the assets of Paaco and Precision ($178,135).


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


DATA PROCESSING AND YEAR 2000

     Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. Most of the Company's hardware, software and networking systems are year 2000 compliant, however, a more complete description on a company by company basis as of July 31, 1998 is as follows:

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

     The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. The Company does not presently have a contingency plan with respect to its year 2000 compliance as it expects to be fully compliant prior to the year 2000.


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

---------------------
(1) Filed herewith.

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


Dated: September 16, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
 27.1         Financial data schedule (1).

---------------------
(1) Filed herewith.