Form 10-Q/A
period 1998-10-31
CROWN GROUP INC /TX/
filed 1999-09-16
CIK 799850

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
CONSOLIDATED BALANCE SHEETS


                                                                      October 31, 1998
                                                                        (unaudited)       April 30, 1998
                                                                      ----------------   ----------------
                                                                         (Restated)         (Restated)
Assets:
    Cash and cash equivalents                                         $     1,712,004    $     6,481,706
    Marketable equity securities                                           17,316,545          4,742,180
    Accounts and other receivables, net                                     3,575,389          1,936,055
    Mortgage loans held for sale, net                                       9,731,175         14,350,437
    Finance receivables, net                                               43,300,782         33,918,014
    Inventory                                                               4,185,215          3,798,800
    Prepaid and other assets                                                  552,098            572,089
    Property and equipment, net                                            15,473,145          9,165,703
    Investment in CMN and related assets, net                               5,501,547          6,606,114
    Goodwill, net                                                          12,308,572         10,631,737
                                                                      ---------------    ---------------

                                                                      $   113,656,472    $    92,202,835
                                                                      ===============    ===============



Liabilities and stockholders' equity:
    Accounts payable                                                  $     2,106,937    $     2,514,081
    Accrued liabilities                                                     1,755,206          1,952,828
    Income taxes payable                                                      107,678            142,572
    Revolving credit facilities                                            44,853,274         41,164,524
    Other notes payable                                                     8,610,017          4,870,074
    Deferred sales tax                                                      2,683,859          2,090,303
    Deferred income taxes                                                   6,036,326          1,855,058
                                                                      ---------------    ---------------
          Total liabilities                                                66,153,297         54,589,440
                                                                      ---------------    ---------------

    Minority interests                                                      1,836,660          2,562,071
    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
          authorized; 9,945,336 issued and outstanding (9,433,963
          at April 30, 1998)                                                   99,453             94,340
       Additional paid-in capital                                          37,070,219         35,547,369
       Accumulated deficit                                                 (1,709,055)        (2,520,885)
       Unrealized appreciation of securities                               10,205,898          1,930,500
                                                                      ---------------    ---------------
          Total stockholders' equity                                       45,666,515         35,051,324
                                                                      ---------------    ---------------

                                                                      $   113,656,472    $    92,202,835
                                                                      ===============    ===============



See accompanying notes to consolidated financial statements.

CONSOLIDATES STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                      Three Months Ended
                                                          October 31,
                                                      1998             1997
                                                  ------------    ------------
                                                   (Restated)
Revenues:
    Sales                                         $ 14,801,080
    Rental income                                      642,957
    Gain on sale of mortgage loans                   1,171,458
    Interest income                                  2,745,432    $    415,299
    Interest, fees and rentals from CMN                358,711         126,334
    Other                                               30,386          14,000
                                                  ------------    ------------
                                                    19,750,024         555,633
                                                  ------------    ------------

Costs and expenses:
    Cost of sales                                    9,862,523
    Selling, general and administrative              5,774,728       1,017,167
    Provision for credit losses                      2,410,640
    Interest expense                                 1,478,277           1,614
    Depreciation and amortization                      531,146         127,191
                                                  ------------    ------------
                                                    20,057,314       1,145,972
                                                  ------------    ------------

Other income:
    Equity in earnings of CMN                          147,807         167,806
    Gain on sale of securities                                          23,674
                                                  ------------    ------------
                                                       147,807         191,480
                                                  ------------    ------------

       Loss before taxes and minority interests       (159,483)       (398,859)

Benefit for income taxes                              (110,021)       (348,030)
Minority interests                                     (95,675)
                                                  ------------    ------------

       Net income (loss)                          $     46,213         (50,829)
                                                  ============    ============



Earnings (loss) per share:
       Basic                                      $       0.00    $      (0.01)
       Diluted                                    $       0.00    $      (0.01)


Weighted average number of shares outstanding:
       Basic                                        10,071,689       9,870,063
       Diluted                                      10,177,528       9,870,063


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                Six Months Ended
                                                                  October 31,
                                                              1998             1997
                                                           ------------    ------------
                                                            (Restated)
Revenues:
    Sales                                                  $ 31,314,081
    Rental income                                             1,272,015
    Gain on sale of mortgage loans                            2,313,653
    Interest income                                           5,269,502    $    794,347
    Interest, fees and rentals from CMN                         609,013         216,301
    Other                                                        41,550          39,195
                                                           ------------    ------------
                                                             40,819,814       1,049,843
                                                           ------------    ------------

Costs and expenses:
    Cost of sales                                            20,763,335
    Selling, general and administrative                      11,524,459       2,127,454
    Provision for credit losses                               4,391,961
    Interest expense                                          2,789,702           1,614
    Depreciation and amortization                             1,041,356         219,555
                                                           ------------    ------------
                                                             40,510,813       2,348,623
                                                           ------------    ------------

Other income (expense):
    Equity in earnings of CMN                                   716,428         407,685
    Gain (loss) on sale of securities                           (74,403)         23,674
                                                           ------------    ------------
                                                                642,025         431,359
                                                           ------------    ------------

       Income (loss) before taxes and minority interests        951,026        (867,421)

Provision (benefit) for income taxes                            150,989        (507,199)
Minority interests                                              (11,793)
                                                           ------------    ------------

       Net income (loss)                                   $    811,830    $   (360,222)
                                                           ============    ============



Earnings (loss) per share:
       Basic                                               $       0.08    $      (0.04)
       Diluted                                             $       0.08    $      (0.04)


Weighted average number of shares outstanding:
       Basic                                                 10,143,969      10,055,465
       Diluted                                               10,305,483      10,055,465


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)

                                                   Three Months Ended            Six Months Ended
                                                       October 31,                 October 31,
                                                   1998          1997           1998          1997
                                                -----------   -----------    -----------   -----------
                                                (Restated)                   (Restated)
Net income (loss)                               $    46,213   $   (50,829)   $   811,830   $  (360,222)

Unrealized appreciation of securities arising
  during period                                   3,489,754                    8,275,398
                                                -----------   -----------    -----------   -----------


     Comprehensive income (loss)                $ 3,535,967   $   (50,829)   $ 9,087,228   $  (360,222)
                                                ===========   ===========    ===========   ===========





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                                Six Months Ended
                                                                                   October 31,
                                                                              1998             1997
                                                                           ------------    ------------
                                                                            (Restated)
Operating activities:
   Net income (loss)                                                       $    811,830    $   (360,222)
   Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
       Depreciation and amortization                                          1,041,356         219,555
       Amortization of finance receivable discount                             (479,208)
       Deferred income taxes                                                      4,123      (1,315,000)
       Provision for credit losses                                            4,391,961
       Minority interests                                                       (11,793)
       Gain on sale of mortgage loans                                        (2,313,653)
       Gain on sale of assets                                                   (85,629)
       (Gain) loss on sale of securities                                         74,403         (23,674)
       Equity in earnings of CMN                                               (716,428)       (407,685)
       Changes in assets and liabilities, net of transactions:
            Accounts and other receivables                                     (804,417)       (318,466)
            Mortgage loans originated or acquired                           (45,185,853)     (6,204,821)
            Mortgage loans sold and principal repayments                     52,068,737
            Inventory                                                         2,888,153
            Prepaids and other assets                                            78,214         (61,057)
            Accounts payable, accrued liabilities and deferred sales tax        265,840        (218,535)
            Income taxes payable                                                (34,894)        445,000
                                                                           ------------    ------------
                    Net cash provided (used) by operating activities         11,992,742      (8,244,905)
                                                                           ------------    ------------


Investing activities:
       Finance receivable originations                                      (28,219,935)
       Finance receivable collections                                        11,167,831
       Purchase of property and equipment                                    (8,131,647)       (755,950)
       Sale of assets                                                           501,356      15,250,000
       Purchase of securities                                                  (471,266)       (339,207)
       Sale of securities                                                       360,984         221,995
       Dividends and collections of notes receivable from CMN                 1,665,685         304,250
       Purchase of CMN and related assets                                                    (7,000,001)
                                                                           ------------    ------------
                    Net cash provided (used) by investing activities        (23,126,992)      7,681,087
                                                                           ------------    ------------


Financing activities:
       Capital contribution from minority owner                                  60,000
       Purchase of common stock                                              (1,124,145)     (1,426,063)
       Proceeds from revolving credit facilities, net                         3,688,750
       Proceeds from other debt, net                                          3,739,943
                                                                           ------------    ------------
                    Net cash provided (used) by financing activities          6,364,548      (1,426,063)
                                                                           ------------    ------------


Decrease in cash and cash equivalents                                        (4,769,702)     (1,989,881)
Cash and cash equivalents at:     Beginning of period                         6,481,706      21,117,960
                                                                           ------------    ------------

                                  End of period                            $  1,712,004    $ 19,128,079
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 1998 owned (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender,
(iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses. In December 1998 the Company entered into an agreement to acquire Fleeman Holding Company, including its wholly-owned subsidiary America's Car-Mart, Inc. ("Car-Mart"), for $41 million. Car-Mart is a used car sales and finance company that operates 30 dealerships in four states (see note N).

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

Goodwill

    Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At October 31, 1998 accumulated amortization of goodwill amounted to $525,170.

Reclassifications

    Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1999 presentation.

C - ACQUISITIONS

Paaco Purchase

    Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million in cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management personnel who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 the Company acquired an additional 12% interest in Paaco directly from the Paaco Management Shareholders. With this purchase the Company owns 65% of Paaco as of October 31, 1998. The purchase price of $1.5 million was paid by issuing 375,000 shares of the Company's common stock.

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



D - CMN OPERATING RESULTS

    The operating results of CMN for the six months ended October 31, 1998 and 1997 were as follows (in thousands):

                                                       Six Months Ended
                                                         October 31,
                                                   1998             1997
                                                ------------   ------------
   Revenues                                     $     10,945   $      8,821
   Costs and expenses                                  7,944          6,357
   Interest, fees and rentals to shareholders            832          1,077
   Provision for income taxes                            707            413
                                                ------------   ------------

        Net income                              $      1,462   $        974
                                                ============   ============


E - FINANCE RECEIVABLES

    The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 18 to 26% per annum and provide for payments over periods ranging from 24 to 36 months. A summary of finance receivables as of October 31, 1998 and April 30, 1998 is as follows:


                                        October 31,      April 30,
                                          1998             1998
                                        ------------    ------------
                                        (Restated)       (Restated)
          Finance receivables           $ 61,493,712    $ 48,776,278
          Unearned finance charges       (11,707,514)     (9,420,164)
          Allowance for credit losses     (6,001,423)     (4,727,679)
          Valuation discount                (483,993)       (710,421)
                                        ------------    ------------

                                        $ 43,300,782    $ 33,918,014
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

    A summary of the restated finance receivables allowance for credit losses for the period from April 30, 1998 to October 31, 1998 is as follows:


                Balance at April 30, 1998          $ 4,727,679
                Provision for credit losses          4,306,361
                Net charge offs                     (3,032,617)
                                                   -----------

                     Balance at October 31, 1998   $ 6,001,423
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
                                                     ============    ============


G - DEBT

    A summary of debt at October 31, 1998 is as follows:


                                            Revolving Credit Facilities
    -------------------------------------------------------------------------------------------------------------
                                    Facility        Interest                      Primary          Balance at
    Borrower         Lender          Amount           Rate        Maturity       Collateral     October 31, 1998
    ---------     -------------    -----------   --------------   ---------    --------------   -----------------
    Paaco          Finova          $38 million   Prime + 3.00%    Apr  2000    Finance rec.       $ 34,927,375
    Concorde       Bank One        $20 million   Libor + 2.25%    Jan  1999    Mortgage loans        5,572,149
    Precision      Wells Fargo     $5 million    Prime            June 2000    IBC's and rec.        3,853,750
    Paaco          Comerica        $500,000      Prime + 2.00%    Demand       Vehicle inv.            500,000
                                                                                                  ------------

                                                                                                  $ 44,853,274
                                                                                                  ============


                                                   Other Notes Payable
    -------------------------------------------------------------------------------------------------------------
                                      Facility        Interest                      Primary          Balance at
    Borrower         Lender            Amount           Rate        Maturity       Collateral     October 31, 1998
    ---------     -------------      -----------   --------------   ---------    -------------   -----------------
    Home Stay     Bank of Pensacola   $5.4 million  8.50%           Feb 2004       Real estate     $ 3,231,883
    Paaco         Chase Texas         N/A           8.50%           Oct 2003       Real estate         973,054
    Paaco         Heller Financial    N/A           Prime + 2.25%   Dec 2015       Real estate         624,957
    Paaco         Various             N/A           Various         1998 to 1999   None              3,780,123
                                                                                                   -----------

                                                                                                   $ 8,610,017
                                                                                                   ===========

H - COMPREHENSIVE INCOME INFORMATION

    Supplemental comprehensive income disclosures for the six months ended October 31, 1998 are as follows:

                                                                                Six Months
                                                                                   Ended
                                                                             October 31, 1998
                                                                             ----------------
     Gross unrealized appreciation of securities arising during period       $     12,538,482
     Provision for income taxes                                                     4,263,084
                                                                             ----------------

          Unrealized appreciation of securities arising during period        $      8,275,398
                                                                             ================




    Changes to unrealized appreciation of securities for the six months ended October 31, 1998 are as follows:

                                                                                Six Months
                                                                                   Ended
                                                                             October 31, 1998
                                                                             ----------------
    Balance at April 30, 1998                                                $      1,930,500
    Current period change                                                           8,275,398
                                                                             ----------------

         Balance at October 31, 1998                                         $     10,205,898
                                                                             ================


I - EARNINGS PER SHARE

    A summary reconciliation of basic earnings per share to diluted earnings per share for the six months ended October 31, 1998 and 1997 is as follows:

                                                    Six Months Ended
                                                     October 31,
                                                 1998           1997
                                             ------------   ------------
                                              (Restated)
     Net income (loss)                       $    811,830   $   (360,222)
                                             ============   ============

     Average shares outstanding-basic          10,143,969     10,055,465
          Dilutive options                        143,543
          Dilutive warrants                        17,971
                                             ------------   ------------

     Average shares outstanding-diluted        10,305,483     10,055,465
                                             ============   ============

     Earnings (loss) per share:
          Basic                              $       0.08   $      (0.04)
          Diluted                            $       0.08   $      (0.04)

     Antidilutive securities not included:
          Options                                 185,000        814,643
                                             ============   ============

          Warrants                                391,198      1,184,246
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



L - SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow disclosures for the six months ended October 31, 1998 and 1997 are as follows:


                                                       Six Months Ended
                                                           October 31,
                                                       1998         1997
                                                    ----------   ----------
    Conversion of a portion of CMN note to equity                $2,516,493
    Value of stock issued in acquisitions           $2,652,108
    Inventory acquired in repossession               3,274,568
    Interest paid, net of amount capitalized         2,738,257        1,614
    Income taxes paid                                  100,000      300,000

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

                                                      Three Months Ended October 31, 1998 (Restated)
                                 --------------------------------------------------------------------------------------------
                                     Paaco        Precision        Concorde         Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other             $     14,049    $      1,395    $      1,205    $        356                    $     17,005
     Interest income                    2,108               3             393             385    $       (144)          2,745
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        16,157           1,398           1,598             741            (144)         19,750
                                 ------------    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Costs of sales                     9,312             551                                                           9,863
     Selling, gen. and admin.           3,614             319           1,116             726                           5,775
     Prov. for credit losses            2,369              10              32                                           2,411
     Interest expense                   1,220              98             304                            (144)          1,478
     Depreciation and amort.               66             163              41             261                             531
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        16,581           1,141           1,493             987            (144)         20,058
                                 ------------    ------------    ------------    ------------    ------------    ------------

CMN earnings and other                                                                    148                             148
                                 ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) before taxes
     and minority interests      $       (424)   $        257    $        105    $        (98)   $       --      $       (160)
                                 ============    ============    ============    ============    ============    ============


Capital expenditures             $        147    $      1,103    $         77    $      2,347    $       --      $      3,674
                                 ============    ============    ============    ============    ============    ============


Total assets                     $     52,465    $     11,438    $     10,981    $     65,502    $    (26,730)   $    113,656
                                 ============    ============    ============    ============    ============    ============


                                                             Three Months Ended October 31, 1997
                                 --------------------------------------------------------------------------------------------
                                     Paaco        Precision        Concorde         Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other                                                             $        141                    $        141
     Interest income                                             $         82             368    $        (35)            415
                                                                 ------------    ------------    ------------    ------------
          Total                                                            82             509             (35)            556
                                                                 ------------    ------------    ------------    ------------

Costs and expenses:
     Selling, gen. and admin.                                             384             633                           1,017
     Interest expense                                                      37                             (35)              2
     Depreciation and amort.                                                6             121                             127
                                                                 ------------    ------------    ------------    ------------
          Total                                                           427             754             (35)          1,146
                                                                 ------------    ------------    ------------    ------------

CMN earnings and other                                                                    191                             191
                                                                 ------------    ------------    ------------    ------------

Income (loss) before taxes
     and minority interests                                      $       (345)   $        (54)   $       --      $       (399)
                                                                 ============    ============    ============    ============


Capital expenditures                                             $        198    $        429    $       --      $        627
                                                                 ============    ============    ============    ============


Total assets                                                     $      7,626    $     42,551    $    (14,700)   $     35,477
                                                                 ============    ============    ============    ============

    The Company's business segment data for the six months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                             Six Months Ended October 31, 1998 (Restated)
                                 --------------------------------------------------------------------------------------------
                                     Paaco         Precision      Concorde          Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other             $     29,909    $      2,677    $      2,356    $        608                    $     35,550
     Interest income                    3,919               3             804             803    $       (259)          5,270
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        33,828           2,680           3,160           1,411            (259)         40,820
                                 ------------    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Costs of sales                    19,755           1,008                                                          20,763
     Selling, gen. and admin.           7,393             629           2,223           1,280                          11,525
     Prov. for credit losses            4,306              10              76                                           4,392
     Interest expense                   2,250             190             609                            (259)          2,790
     Depreciation and amort.              135             315              73             518                           1,041
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        33,839           2,152           2,981           1,798            (259)         40,511
                                 ------------    ------------    ------------    ------------    ------------    ------------

CMN earnings and other                                                                    642                             642
                                 ------------    ------------    ------------    ------------    ------------    ------------

Income before taxes
     and minority interests      $        (11)   $        528    $        179    $        255    $       --      $        951
                                 ============    ============    ============    ============    ============    ============


Capital expenditures             $        374    $      2,168    $        219    $      5,371    $       --      $      8,132
                                 ============    ============    ============    ============    ============    ============


Total assets                     $     52,465    $     11,438    $     10,981    $     65,502    $    (26,730)   $    113,656
                                 ============    ============    ============    ============    ============    ============


                                                             Six Months Ended October 31, 1997
                                 --------------------------------------------------------------------------------------------
                                     Paaco         Precision      Concorde          Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other                                             $          1    $        255                    $        256
     Interest income                                                       94             735    $        (35)            794
                                                                 ------------    ------------    ------------    ------------
          Total                                                            95             990             (35)          1,050
                                                                 ------------    ------------    ------------    ------------

Costs and expenses:
     Selling, gen. and admin.                                             584           1,543                           2,127
     Interest expense                                                      37                             (35)              2
     Depreciation and amort.                                                7             213                             220
                                                                 ------------    ------------    ------------    ------------
          Total                                                           628           1,756             (35)          2,349
                                                                 ------------    ------------    ------------    ------------

CMN earnings and other                                                                    432                             432
                                                                 ------------    ------------    ------------    ------------

Loss before taxes
     and minority interests                                      $       (533)   $       (334)   $       --      $       (867)
                                                                 ============    ============    ============    ============


Capital expenditures                                             $        198    $        558    $       --      $        756
                                                                 ============    ============    ============    ============


Total assets                                                     $      7,626    $     42,551    $    (14,700)   $     35,477
                                                                 ============    ============    ============    ============

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



O - RESTATEMENT

    In connection with the April 30, 1999 year end closing process and subsequent analyses performed, the Company identified certain accounting errors and irregularities at Paaco relating principally to finance receivables, inventory and drafts payable. Such errors and irregularities existed at and subsequent to the Company's purchase of a 53% interest in Paaco on February 1, 1998. To correct for such errors and irregularities, the Company has restated its previously issued consolidated financial statements for the year ended April 30, 1998 and has amended each of its quarterly reports on Form 10-Q with respect to the fiscal quarters during the year ended April 30, 1999. A summary of the impact of these corrections on the Company's consolidated financial statements for the three and six months ended October 31, 1998 is set forth below (in thousands, except per share amounts):

                                                 Three Months Ended October 31, 1998    Six Months Ended October 31, 1998
                                                ------------------------------------   ----------------------------------
                                                 As Previously            As            As Previously          As
                                                    Reported           Restated           Reported          Restated
                                                -----------------  -----------------   ----------------  ----------------
Revenues                                            $ 19,750           $ 19,750           $ 40,820          $ 40,820
Income (loss) before taxes and minority
  interests                                              921               (160)             2,591               951
Net income                                               501                 46              1,508               812

Earnings per share (diluted)                        $    .05           $    .00           $    .15          $    .08

                                                            October 31, 1998
                                                 ------------------------------
                                                 As Previously            As
                                                    Reported           Restated
                                                 -------------        ---------
Finance receivables, net                           $ 46,210           $ 43,301
Inventory                                             4,863              4,185
Goodwill, net                                        11,107             12,309
Total assets                                        116,417            113,656
Accounts payable                                      1,480              2,107
Deferred income taxes                                 7,734              6,036
Total liabilities                                    67,225             66,153
Minority interests                                    2,849              1,837
Stockholders' equity                                 46,344             45,667

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



OVERVIEW

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 1998 owned (i) 65% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), a vertically integrated used car sales and finance company, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender,
(iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, and (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses. In December 1998 the Company entered into a definitive stock purchase agreement to acquire 100% of the outstanding common stock of Fleeman Holding Company, the parent company of America's Car-Mart, Inc. ("Car-Mart"), for $41 million. The purchase price consists of $33.5 million in cash, and a $7.5 million note with interest payable monthly at 8.5% per annum and the principal due in five years. Car-Mart is a used car sales and finance company that operates 30 dealerships in four states.

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

    During the course of its fiscal 1999 year end closing process, the Company discovered certain accounting errors and irregularities at Paaco, as a result of which fiscal 1999 earnings of the Company were reduced by certain finance receivable and inventory write-downs, together with an increase in finance receivable reserves and drafts payable. Such errors and irregularities existed at and subsequent to the Company's initial purchase of its interest in Paaco in February 1998. The investigation at Paaco has also resulted in a restatement of fiscal 1998 results of operations and the quarterly financial statements during fiscal 1999. See Note O to the consolidated financial statements for a summary of the impact of the required adjustments on the Company's consolidated financial statements as of October 31, 1998 and for the three and six months then ended. As a result of its investigation of Paaco, management of the Company has restructured Paaco's management organization and has implemented cost reductions at that subsidiary, while taking steps to ensure the integrity of Paaco's accounting and reporting procedures in future periods. Daniel Chu, former President of Paaco, resigned in July 1999.

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

                                                       Three Months Ended October 31, 1998 (Restated)
                                 --------------------------------------------------------------------------------------------
                                     Paaco         Precision       Concorde         Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other             $     14,049    $      1,395    $      1,205    $        356                    $     17,005
     Interest income                    2,108               3             393             385    $       (144)          2,745
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        16,157           1,398           1,598             741            (144)         19,750
                                 ------------    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Costs of sales                     9,312             551                                                           9,863
     Selling, gen. and admin.           3,614             319           1,116             726                           5,775
     Prov. for credit losses            2,369              10              32                                           2,411
     Interest expense                   1,220              98             304                            (144)          1,478
     Depreciation and amort.               66             163              41             261                             531
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        16,581           1,141           1,493             987            (144)         20,058
                                 ------------    ------------    ------------    ------------    ------------    ------------

CMN earnings and other                                                                    148                             148
                                 ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) before taxes
     and minority interests      $       (424)   $        257    $        105    $        (98)   $       --      $       (160)
                                 ============    ============    ============    ============    ============    ============


                                                       Three Months Ended October 31, 1997
                                 --------------------------------------------------------------------------------------------
                                     Paaco         Precision       Concorde         Other        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other                                                             $        141                    $        141
     Interest income                                             $         82             368    $        (35)            415
                                                                 ------------    ------------    ------------    ------------
          Total                                                            82             509             (35)            556
                                                                 ------------    ------------    ------------    ------------

Costs and expenses:
     Selling, gen. and admin.                                             384             633                           1,017
     Interest expense                                                      37                             (35)              2
     Depreciation and amort.                                                6             121                             127
                                                                 ------------    ------------    ------------    ------------
          Total                                                           427             754             (35)          1,146
                                                                 ------------    ------------    ------------    ------------

CMN earnings and other                                                                    191                             191
                                                                 ------------    ------------    ------------    ------------

Income (loss) before taxes
     and minority interests                                      $       (345)   $        (54)   $       --      $       (399)
                                                                 ============    ============    ============    ============


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

    Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the three months ended October 31, 1998 increased $4.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Paaco and Precision ($3.9 million), and (ii) the development of Concorde's mortgage based lending business ($.7 million). Interest expense for the three months ended October 31, 1998 increased $1.5 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization expense for the three months ended October 31, 1998 increased $.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($185,275), (ii) depreciating the assets of Paaco and Precision ($186,030), and
(iii) greater depreciation at Concorde ($33,693).

    The benefit for income taxes for the three months ended October 31, 1998 was $110,021 on a pretax loss of $159,483. This equates to an effective tax rate of 35.8% after removing from pretax income the equity in earnings of CMN ($147,807), which earnings are presented on an after tax basis. The benefit for income taxes for the three months ended October 31, 1997 was $348,030 on a pretax loss of $398,859. The prior period benefit differed from the amount determined by applying the 34% federal statutory rate principally as a result of (i) equity in earnings of CMN being reported on an after tax basis, and (ii) a change in the valuation allowance of certain deferred tax assets. Minority interests for the three months ended October 31, 1998 ($95,675) pertain principally to the portion of Paaco (35%) not owned by the Company during the period. Net income for the three months ended October 31, 1998 increased $97,042 compared to the same period in the prior fiscal year. The increase was the result of (i) including the results of operations of Precision in the current period, and (ii) Concorde reporting pretax earnings in the current period ($105,360) compared to a pretax loss ($345,034) in the prior period, partially offset by losses at Paaco during the period.



SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1997

The Company's business segment data for the six months ended October 31, 1998 and 1997 is as follows (in thousands):

                                                           Six Months Ended October 31, 1998 (Restated)
                                 --------------------------------------------------------------------------------------------
                                      Paaco        Precision      Concorde         Other         Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other             $     29,909    $      2,677    $      2,356    $        608                    $     35,550
     Interest income                    3,919               3             804             803    $       (259)          5,270
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        33,828           2,680           3,160           1,411            (259)         40,820
                                 ------------    ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Costs of sales                    19,755           1,008                                                          20,763
     Selling, gen. and admin.           7,393             629           2,223           1,280                          11,525
     Prov. for credit losses            4,306              10              76                                           4,392
     Interest expense                   2,250             190             609                            (259)          2,790
     Depreciation and amort.              135             315              73             518                           1,041
                                 ------------    ------------    ------------    ------------    ------------    ------------
          Total                        33,839           2,152           2,981           1,798            (259)         40,511
                                 ------------    ------------    ------------    ------------    ------------    ------------

CMN earnings and other                                                                    642                             642
                                 ------------    ------------    ------------    ------------    ------------    ------------

Income before taxes
     and minority interests      $        (11)   $        528    $        179    $        255    $       --      $        951
                                 ============    ============    ============    ============    ============    ============




                                                           Six Months Ended October 31, 1997
                                 --------------------------------------------------------------------------------------------
                                      Paaco        Precision      Concorde         Other         Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Revenues:
     Sales and other                                             $          1    $        255                    $        256
     Interest income                                                       94             735    $        (35)            794
                                                                 ------------    ------------    ------------    ------------
          Total                                                            95             990             (35)          1,050
                                                                 ------------    ------------    ------------    ------------

Costs and expenses:
     Selling, gen. and admin                                              584           1,543                           2,127
     Interest expense                                                      37                             (35)              2
     Depreciation and amort                                                 7             213                             220
                                                                 ------------    ------------    ------------    ------------
          Total                                                           628           1,756             (35)          2,349
                                                                 ------------    ------------    ------------    ------------

CMN earnings and other                                                                    432                             432
                                                                 ------------    ------------    ------------    ------------

Loss before taxes
     and minority interests                                      $       (533)   $       (334)   $       --      $       (867)
                                                                 ============    ============    ============    ============

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

    Cost of sales pertains to the operations of Paaco and Precision. Provision for credit losses pertains principally to Paaco's operations. Selling, general and administrative expenses for the six months ended October 31, 1998 increased $9.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Paaco and Precision ($8.0 million), and (ii) the development of Concorde's mortgage based lending business ($1.6 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the six months ended October 31, 1998 increased $2.8 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Paaco, Precision and Concorde. Depreciation and amortization expense for the six months ended October 31, 1998 increased $.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($370,490), (ii) depreciating the assets of Paaco and Precision ($364,165), and (iii) greater depreciation at Concorde ($66,645).

    The provision for income taxes for the six months ended October 31, 1998 was $150,989 on pretax income of $951,026. This equates to an effective tax rate of 64.4% after removing from pretax income the equity in earnings of CMN ($716,428), which earnings are presented on an after tax basis. The benefit for income taxes for the six months ended October 31, 1997 was $507,199 on a pretax loss of $867,421. This equates to an effective tax rate of 39.8% after removing from the pretax loss the equity in earnings of CMN ($407,685), which earnings are presented on an after tax basis. Minority interests for the six months ended October 31, 1998 ($11,793) pertain principally to the portion of Paaco (35%) not owned by the Company during the period. Net income for the six months ended October 31, 1998 increased $1,172,052 compared to the same period in the prior fiscal year. The increase was the result of (i) including the results of operations of Precision in the current period, and (ii) Concorde reporting pretax earnings in the current period ($178,499) compared to a pretax loss ($532,565) in the prior period.



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



DATA PROCESSING AND YEAR 2000

    Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. Most of the Company's hardware, software and networking systems are year 2000 compliant, however, a more complete description on a company by company basis as of October 31, 1998 is as follows:

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 1998 annual meeting of shareholders was held on October 15, 1998. The record date for such meeting was August 21, 1998 on which date there were a total of 10,118,231 shares of common stock outstanding and entitled to vote. At such meeting the election of directors was approved by the Company's shareholders with a summary of the voting as follows:

                                         Votes          Votes        Votes
                  Director                For          Against     Abstained
                  --------               -----         -------     ---------
             Edward R. McMurphy        8,443,360       114,315       50,485

             T.J. Falgout, III         8,443,360       114,315       50,485

             David J. Douglas          8,436,290       121,385       50,485

             J. David Simmons          8,437,060       120,615       50,485

             Gerald L. Adams           8,444,822       112,853       50,485

             Robert J. Kehl            8,441,860       115,815       50,485

             Gerard M. Jacobs          8,447,360       110,315       50,485




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


-----------------------

(1) Filed herewith.