Form 10-Q/A
period 1999-01-31
CROWN GROUP INC /TX/
filed 1999-09-16
CIK 799850

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
CONSOLIDATED BALANCE SHEETS



                                                                                     January 31, 1999
                                                                                       (unaudited)           April 30, 1998
                                                                                     -----------------     -----------------
                                                                                        (Restated)            (Restated)
Assets:
    Cash and cash equivalents                                                       $  3,713,699              $  6,481,706
    Marketable equity securities                                                       8,659,385                 4,742,180
    Accounts and other receivables, net                                                6,710,088                 1,936,055
    Mortgage loans held for sale, net                                                 11,726,315                14,350,437
    Finance receivables, net                                                          83,997,099                33,918,014
    Inventory                                                                          6,321,585                 3,798,800
    Prepaid and other assets                                                           1,388,045                   572,089
    Property and equipment, net                                                       18,792,131                 9,165,703
    Investment in CMN and related assets, net                                          5,461,909                 6,606,114
    Goodwill, net                                                                     12,123,327                10,631,737
                                                                                    ------------              ------------

                                                                                    $158,893,583              $ 92,202,835
                                                                                    ============              ============





Liabilities and stockholders' equity:
    Accounts payable                                                                $  3,325,035              $  2,514,081
    Accrued liabilities                                                                5,581,655                 1,952,828
    Income taxes payable                                                               2,698,216                   142,572
    Revolving credit facilities                                                       71,770,744                41,164,524
    Other notes payable                                                               18,005,345                 4,870,074
    Deferred sales tax                                                                 2,838,942                 2,090,303
    Deferred income taxes                                                              1,933,169                 1,855,058
                                                                                    ------------              ------------
          Total liabilities                                                          106,153,106                54,589,440
                                                                                    ------------              ------------

    Minority interests                                                                 1,485,738                 2,562,071
    Commitments and contingencies




    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
           authorized; 9,930,438 issued and outstanding (9,433,963 at April 30,
           1998)                                                                          99,304                    94,340
       Additional paid-in capital                                                     36,980,767                35,547,369
       Retained earnings (accumulated deficit)                                        10,145,993                (2,520,885)
       Unrealized appreciation of securities                                           4,028,675                 1,930,500
                                                                                    ------------              ------------
           Total stockholders' equity                                                 51,254,739                35,051,324
                                                                                    ------------              ------------

                                                                                    $158,893,583              $ 92,202,835
                                                                                    ============              ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                           CROWN GROUP, INC
(UNAUDITED)



                                                                          Three Months Ended
                                                                              January 31,
                                                                         1999              1998
                                                                     ------------      ------------
                                                                      (Restated)
Revenues:
    Sales                                                            $ 18,283,991
    Rental income                                                         637,044
    Gain on sale of mortgage loans                                        788,361      $    430,434
    Interest income                                                     3,172,473           586,423
    Interest, fees and rentals from CMN                                   133,818           132,981
    Other                                                                 273,279            14,800
                                                                     ------------      ------------
                                                                       23,288,966         1,164,638
                                                                     ------------      ------------

Costs and expenses:
    Cost of sales                                                      11,675,453
    Selling, general and administrative                                 6,958,791         1,180,806
    Provision for credit losses                                         3,986,452            21,500
    Interest expense                                                    1,653,052            80,081
    Depreciation and amortization                                         598,654           130,803
                                                                     ------------      ------------
                                                                       24,872,402         1,413,190
                                                                     ------------      ------------

Other income:
    Equity in earnings of CMN                                              38,017           125,203
    Gain on sale of securities, net                                    18,964,236            40,895
                                                                     ------------      ------------
                                                                       19,002,253           166,098
                                                                     ------------      ------------

        Income (loss) before taxes and minority interests              17,418,817           (82,454)

Provision (benefit) for income taxes                                    5,914,692           (96,149)
Minority interests                                                       (350,923)
                                                                     ------------      ------------

        Net income                                                   $ 11,855,048      $     13,695
                                                                     ============      ============





Earnings per share:
        Basic                                                        $       1.19      $        .00
        Diluted                                                      $       1.14      $        .00


Weighted average number of shares outstanding:
        Basic                                                           9,942,386         9,742,747
        Diluted                                                        10,372,333         9,959,643



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                           CROWN GROUP, INC
(UNAUDITED)


                                                                           Nine Months Ended
                                                                              January 31,
                                                                         1999              1998
                                                                     ------------      ------------
                                                                      (Restated)
Revenues:
    Sales                                                            $ 49,598,072
    Rental income                                                       1,909,059
    Gain on sale of mortgage loans                                      3,102,014      $    430,434
    Interest income                                                     8,441,975         1,380,770
    Interest, fees and rentals from CMN                                   742,831           349,282
    Other                                                                 314,829            53,995
                                                                     ------------      ------------
                                                                       64,108,780         2,214,481
                                                                     ------------      ------------

Costs and expenses:
    Cost of sales                                                      32,438,788
    Selling, general and administrative                                18,483,250         3,308,260
    Provision for credit losses                                         8,378,413            21,500
    Interest expense                                                    4,442,754            81,695
    Depreciation and amortization                                       1,640,010           350,358
                                                                     ------------      ------------
                                                                       65,383,215         3,761,813
                                                                     ------------      ------------

Other income:
    Equity in earnings of CMN                                             754,445           532,888
    Gain on sale of securities, net                                    18,889,833            64,569
                                                                     ------------      ------------
                                                                       19,644,278           597,457
                                                                     ------------      ------------

        Income (loss) before taxes and minority interests              18,369,843          (949,875)

Provision (benefit) for income taxes                                    6,065,681          (603,348)
Minority interests                                                       (362,716)
                                                                     ------------      ------------

        Net income (loss)                                            $ 12,666,878      $   (346,527)
                                                                     ============      ============





Earnings (loss) per share:
        Basic                                                        $       1.26      $      (0.03)
        Diluted                                                      $       1.23      $      (0.03)


Weighted average number of shares outstanding:
        Basic                                                          10,076,775         9,951,226
        Diluted                                                        10,335,480         9,951,226





See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                 CROWN GROUP, INC
(UNAUDITED)



                                                                      Three Months Ended                  Nine Months Ended
                                                                         January 31,                        January 31,
                                                                   1999             1998               1999              1998
                                                               -------------    -------------     --------------    --------------
                                                                (Restated)                          (Restated)
Net income (loss)                                              $  11,855,048    $      13,695     $   12,666,878    $     (346,527)

Change in unrealized appreciation of securities, net of tax:
    Unrealized appreciation arising during period                  6,339,173                          14,565,465
    Less realized gain included in net income                    (12,516,396)                        (12,467,290)
                                                               -------------    -------------     --------------    --------------
                                                                  (6,177,223)                          2,098,175
                                                               -------------    -------------     --------------    --------------

         Comprehensive income (loss)                           $   5,677,825    $      13,695     $   14,765,053    $     (346,527)
                                                               =============    =============     ==============    ==============









See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC
(UNAUDITED)



                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                            1999                  1998
                                                                                        -------------          ------------
                                                                                         (Restated)
Operating activities:
  Net income (loss)                                                                     $  12,666,878          $   (346,527)
  Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                                         1,640,010               350,358
      Amortization of finance receivable discount                                            (695,869)
      Deferred income taxes                                                                  (206,002)           (1,373,569)
      Provision for credit losses                                                           8,378,413                21,500
      Minority interests                                                                     (362,716)
      Gain on sale of mortgage loans                                                       (3,102,014)             (430,434)
      Gain on sale of assets                                                                 (265,387)
      Gain on sale of securities                                                          (18,889,833)              (64,569)
      Equity in earnings of CMN                                                              (754,445)             (532,888)
      Changes in assets and liabilities, net of acquisition:
           Accounts and other receivables                                                  (1,512,746)             (543,126)
           Mortgage loans originated or acquired                                          (67,572,153)          (17,252,309)
           Mortgage loans sold and principal repayments                                    73,203,758             8,953,167
           Inventory                                                                        4,754,843
           Prepaids and other assets                                                         (197,171)             (165,649)
           Accounts payable, accrued liabilities and deferred sales tax                     2,621,532                32,180
           Income taxes payable                                                             1,282,248              (247,500)
                                                                                        -------------          ------------
                  Net cash provided (used) by operating activities                         10,989,346           (11,599,366)
                                                                                        -------------          ------------

Investing activities:
           Finance receivable originations                                                (44,465,402)
           Finance receivable collections                                                  18,629,316
           Purchase of property and equipment                                             (12,184,078)           (1,105,157)
           Sale of assets                                                                   1,802,286            15,250,000
           Purchase of securities                                                          (1,995,030)           (1,939,285)
           Sale of securities                                                              21,122,595             1,788,685
           Dividends and collections of notes receivable from CMN                           1,665,685               538,250
           Loan to Paaco                                                                                         (3,000,000)
           Purchase of CMN and related assets                                                                    (7,000,001)
           Purchase of Car-Mart, net of cash acquired                                     (33,420,470)
                                                                                        -------------          ------------
                  Net cash provided (used) by investing activities                        (48,845,098)            4,532,492
                                                                                        -------------          ------------

Financing activities:
           Capital contribution from minority owner                                            60,000
           Purchase of common stock                                                        (1,213,746)           (2,211,410)
           Proceeds from revolving credit facilities, net                                  30,606,220             4,189,889
           Proceeds from other debt, net                                                    5,635,271
                                                                                        -------------          ------------
                  Net cash provided by financing activities                                35,087,745             1,978,479
                                                                                        -------------          ------------

Decrease in cash and cash equivalents                                                      (2,768,007)           (5,088,395)
Cash and cash equivalents at:            Beginning of period                                6,481,706            21,117,960
                                                                                        -------------          ------------

                                         End of period                                  $   3,713,699          $ 16,029,565
                                                                                        =============          ============





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of January 31, 1999 owned
(i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 80% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina,
(v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and
(vi) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

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

Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At January 31, 1999 accumulated amortization of goodwill amounted to $710,415.

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

   The activities of Car-Mart have been included in the Company's consolidated results of operations since the acquisition date. The acquisition of Car-Mart has been accounted for using the purchase method of accounting with existing assets and liabilities being marked to market. The preliminary purchase price and purchase price allocation are as follows (in thousands):

               Purchase Price:
                 Cash                             $ 33,850
                 Notes to sellers                    7,500
                 Transaction costs                     648
                                                  --------
                                                  $ 41,998
                                                  ========


               Purchase Price Allocation:
                 Cash                             $  1,077
                 Finance receivables, net           37,579
                 Inventory                           2,220
                 Other                               4,446
                 Liabilities assumed                (3,324)
                                                  --------
                                                  $ 41,998
                                                  ========

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

                                                                        Nine Months Ended
                                                                           January 31,
                                                                      1999             1998
                                                                  -------------    -------------
                                                                   (Restated)
              Revenues                                            $     113,903    $      93,003
              Net income                                                 15,913              888
              Earnings per share - diluted                        $        1.54    $         .08

D - CMN OPERATING RESULTS

   The operating results of CMN for the nine months ended January 31, 1999 and 1998 were as follows (in thousands):

                                                                    Nine Months Ended
                                                                       January 31,
                                                                   1999             1998
                                                             ---------------    ----------------
             Revenues                                        $        16,081    $         13,382
             Costs and expenses                                       10,296              10,078
             Lawsuit settlement and costs                                917
             Interest, fees, and rentals to shareholders               1,070               1,494
             Provision for income taxes                                1,513                 581
                                                             ---------------    ----------------

                     Net income                              $         2,285    $          1,229
                                                             ===============    ================

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



E - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10 to 26% per annum and provide for payments over periods ranging from 14 to 36 months. A summary of finance receivables as of January 31, 1999 and April 30, 1998 is as follows:

                                                                          January 31,         April 30,
                                                                             1999               1998
                                                                        ---------------    ----------------
                                                                          (Restated)          (Restated)
                        Finance receivables                             $   116,106,159    $     48,776,278
                        Unearned finance charges                            (15,616,325)         (9,420,164)
                        Allowance for credit losses                         (15,361,238)         (4,727,679)
                        Valuation discount                                   (1,131,497)           (710,421)
                                                                        ---------------    ----------------

                                                                        $    83,997,099    $     33,918,014
                                                                        ===============    ================

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

   A summary of the restated finance receivables allowance for credit losses for the period from April 30, 1998 to January 31, 1999 is as follows:

                         Balance at April 30, 1998                                           $   4,727,679
                         Acquisition of Car-Mart                                                 8,726,309
                         Provision for credit losses                                             8,235,234
                         Net charge offs                                                        (6,327,984)
                                                                                             -------------

                            Balance at January 31, 1999                                      $  15,361,238
                                                                                             =============

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
                                                             ============      ============



G - DEBT

   A summary of debt at January 31, 1999 is as follows:

                                            Revolving Credit Facilities
     --------------------------------------------------------------------------------------------------------------------
                                        Facility      Interest                        Primary             Balance at
     Borrower          Lender            Amount         Rate          Maturity       Collateral         January 31, 1999
     -----------    -------------      -----------  ------------     ----------     -------------      ------------------
     Paaco          Finova             $60 million  Prime + 3.00%    Jun 2000       Finance rec.       $       37,447,375
     Car-Mart       Bank America       $30 million  Prime + 1.13%    Jan 2002       Finance rec.               22,139,722
     Concorde       Bank One           $20 million  Libor + 2.00%    Jan 2000       Mortgage loans              7,991,604
     Precision      Wells Fargo        $5 million   Prime            Jun 2000       IBC's and rec.              3,692,043
     Paaco          Comerica           $500,000     Prime + 2.00%    Demand         Vehicle inv.                  500,000
                                                                                                       ------------------

                                                                                                       $       71,770,744
                                                                                                       ==================


                                                      Other Notes Payable
     --------------------------------------------------------------------------------------------------------------------
                                        Facility      Interest                        Primary             Balance at
     Borrower          Lender            Amount         Rate          Maturity       Collateral         January 31, 1999
     -----------    -------------      -----------  ------------     ----------     -------------      ------------------
     Crown          Car-Mart sellers   N/A          8.50%            Jan 2004       Finance rec        $        7,500,000
     Home Stay      Bank of Pensacola  $5.4 million 8.50%            Feb 2004       Real estate                 4,530,376
     Precision      South Trust Bank   N/A          7.35%            Jan 2014       Real estate                   680,000
     Paaco          Chase Texas        N/A          8.50%            Oct 2003       Real estate                   956,883
     Paaco          Heller Financial   N/A          Prime + 2.25%    Dec 2015       Real estate                   622,417
     Paaco          Various            N/A          Various          1999           None                        3,715,669
                                                                                                       ------------------

                                                                                                       $       18,005,345
                                                                                                       ==================

H - COMPREHENSIVE INCOME INFORMATION

   Supplemental comprehensive income disclosures for the nine months ended January 31, 1999 are as follows:


                                                                                            Nine Months
                                                                                               Ended
                                                                                          January 31, 1999
                                                                                          ----------------
            Gross unrealized appreciation of securities arising during period             $     22,068,886
            Provision for income taxes                                                           7,503,421
                                                                                          ----------------

                    Unrealized appreciation of securities arising during period           $     14,565,465
                                                                                          ================


   Changes to unrealized appreciation of securities for the nine months ended January 31, 1999 are as follows:


                                                                                            Nine Months
                                                                                               Ended
                                                                                          January 31, 1999
                                                                                          ----------------
            Balance at April 30, 1998                                                     $      1,930,500
            Unrealized appreciation of securities arising during period                         14,565,465
            Less realized gain included in net income                                          (12,467,290)
                                                                                          ----------------

                    Balance at January 31, 1999                                           $      4,028,675
                                                                                          ================



I - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the nine months ended January 31, 1999 and 1998 is as follows:


                                                                                Nine Months Ended
                                                                                  January 31,
                                                                            1999               1998
                                                                       ---------------    ----------------
                                                                         (Restated)
           Net income (loss)                                           $    12,666,878    $       (346,527)
                                                                       ===============    ================

           Average shares outstanding-basic                                 10,076,775           9,951,226
                 Dilutive options                                              240,555
                 Dilutive warrants                                              18,150
                                                                       ---------------    ----------------

           Average shares outstanding-diluted                               10,335,480           9,951,226
                                                                       ===============    ================

           Earnings (loss) per share:
                 Basic                                                 $          1.26    $           (.03)
                 Diluted                                               $          1.23    $           (.03)

           Antidilutive securities not included:
                 Options                                                       295,000             899,643
                                                                       ===============    ================

                 Warrants                                                      391,198           1,084,246
                                                                       ===============    ================

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



L - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 1999 and 1998 are as follows:


                                                                                  Nine Months Ended
                                                                                    January 31,
                                                                              1999               1998
                                                                          -------------    ---------------
           Issuance of notes in acquisition                               $   7,500,000
           Value of stock issued in acquisitions                              2,652,108
           Inventory acquired in repossession                                 5,057,773
           Interest paid, net of amount capitalized                           4,274,642    $        58,620
           Income taxes paid                                                  4,954,189            925,000
           Conversion of a portion of CMN note to equity                                         2,516,493

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


                                                        Three Months Ended January 31, 1999 (Restated)
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's         Mortgage        Other         Eliminations    Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     17,765    $      1,188    $       890    $       274                      $      20,117
       Interest income                2,542               3            388            429     $        (190)           3,172
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   20,307           1,191          1,278            703              (190)          23,289
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 11,314             362                                                           11,676
       Selling, gen. and admin.       4,292             392          1,074          1,200                              6,958
       Prov. for credit losses        3,929              13             44                                             3,986
       Interest expense               1,433              93            281             36              (190)           1,653
       Depreciation and amort.          112             185             42            260                                599
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   21,080           1,045          1,441          1,496              (190)          24,872
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,002                             19,002
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest   $       (773)   $        146    $      (163)   $    18,209     $          --    $      17,419
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $        339    $        670    $        11    $     3,032     $          --    $       4,052
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $     97,648    $     12,213    $    13,539    $    79,799     $     (44,305)   $     158,894
                               ============    ============    ===========    ===========     =============    =============



                                                                  Three Months Ended January 31, 1998
                                   ---------------------------------------------------------------------------------------------
                                   Automobile         IBC's         Mortgage        Other         Eliminations     Consolidated
                                   ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other                                             $       429    $       148                      $         577
       Interest income                                                     322            448     $        (183)             587
                                                                   -----------    -----------     -------------    -------------
             Total                                                         751            596              (183)           1,164
                                                                   -----------    -----------     -------------    -------------

   Costs and expenses:
       Selling, gen. and admin.                                            627            555                              1,182
       Prov. for credit losses                                              21                                                21
       Interest expense                                                    249             14              (183)              80
       Depreciation and amort.                                              11            119                                130
                                                                   -----------    -----------     -------------    -------------
             Total                                                         908            688              (183)           1,413
                                                                   -----------    -----------     -------------    -------------

   Security gains and other                                                               166                                166
                                                                   -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest                                       $      (157)   $        74     $          --    $         (83)
                                                                   ===========    ===========     =============    =============

   Capital expenditures                                            $       244    $       105     $          --    $         349
                                                                   ===========    ===========     =============    =============

   Total assets                                                    $    16,134    $    41,254     $     (18,993)   $      38,395
                                                                   ===========    ===========     =============    =============

   The Company's business segment data for the nine months ended January 31, 1999 and 1998 is as follows (in thousands):


                                                    Nine Months Ended January 31, 1999 (Restated)
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     47,674    $      3,865    $     3,246    $       882                      $      55,667
       Interest income                6,461               6          1,192          1,232     $        (449)           8,442
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,135           3,871          4,438          2,114              (449)          64,109
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 31,069           1,370                                                           32,439
       Selling, gen. and admin.      11,685           1,021          3,297          2,480                             18,483
       Prov. for credit losses        8,235              23            120                                             8,378
       Interest expense               3,683             283            890             36              (449)           4,443
       Depreciation and amort.          247             500            115            778                              1,640
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,919           3,197          4,422          3,294              (449)          65,383
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,644                             19,644
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income before taxes
       and minority interest   $       (784)   $        674    $        16    $    18,464     $          --    $      18,370
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $        713    $      2,838    $       230    $     8,403     $          --    $      12,184
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $     97,648    $     12,213    $    13,539    $    79,799     $     (44,305)   $     158,894
                               ============    ============    ===========    ===========     =============    =============


                                                          Nine Months Ended January 31, 1998
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other                                         $       430    $       403                      $         833
       Interest income                                                 416          1,183     $        (218)           1,381
                                                               -----------    -----------     -------------    -------------
             Total                                                     846          1,586              (218)           2,214
                                                               -----------    -----------     -------------    -------------

   Costs and expenses:
       Selling, gen. and admin.                                      1,211          2,098                              3,309
       Prov. for credit losses                                          21                                                21
       Interest expense                                                286             14              (218)              82
       Depreciation and amort.                                          18            332                                350
                                                               -----------    -----------     -------------    -------------
             Total                                                   1,536          2,444              (218)           3,762
                                                               -----------    -----------     -------------    -------------

   Security gains and other                                                           598                                598
                                                               -----------    -----------     -------------    -------------

   Loss before taxes
       and minority interest                                   $      (690)   $      (260)    $          --    $        (950)
                                                               ===========    ===========     =============    =============

   Capital expenditures                                        $       442    $       663     $          --    $       1,105
                                                               ===========    ===========     =============    =============

   Total assets                                                $    16,134    $    41,254     $     (18,993)   $      38,395
                                                               ===========    ===========     =============    =============

N - RESTATEMENT

   In connection with the April 30, 1999 year end closing process and subsequent analyses performed, the Company identified certain accounting errors and irregularities at Paaco relating principally to finance receivables, inventory and drafts payable. Such errors and irregularities existed at and subsequent to the Company's purchase of a 53% interest in Paaco on February 1, 1998. To correct for such errors and irregularities, the Company has restated its previously issued consolidated financial statements for the year ended April 30, 1998 and has amended each of its quarterly reports on Form 10-Q with respect to the fiscal quarters during the year ended April 30, 1999. A summary of the impact of these corrections on the Company's consolidated financial statements for the three and nine months ended January 31, 1999 is set forth below (in thousands, except per share amounts):

                                                Three Months Ended January 31, 1999      Nine Months Ended January 31, 1999
                                               --------------------------------------    ------------------------------------
                                                As Previously               As           As Previously              As
                                                   Reported               Restated          Reported              Restated
                                               ----------------       ---------------    --------------        --------------
   Revenues                                    $         23,289       $        23,289    $       64,109        $       64,109
   Income before taxes and minority interests            19,176                17,419            21,767                18,370
   Net income                                            12,587                11,855            14,095                12,667

   Earnings per share (diluted)                $           1.21       $          1.14    $         1.36        $         1.23


                                                       January 31, 1999
                                             --------------------------------------
                                              As Previously               As
                                                Reported               Restated
                                             ----------------       ---------------
   Finance receivables, net                  $         88,227       $        83,997
   Inventory                                            7,458                 6,322
   Goodwill, net                                       10,943                12,123
   Total assets                                       163,454               158,894
   Accounts payable                                     2,741                 3,325
   Deferred income taxes                                4,273                 1,933
   Total liabilities                                  107,909               106,153
   Minority interests                                   2,880                 1,486
   Stockholders' equity                                52,664                51,255

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



OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of January 31, 1999 owned
(i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 80% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (vi) 80% of Home Stay Lodge I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

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

   During the course of its fiscal 1999 year end closing process, the Company discovered certain accounting errors and irregularities at Paaco, as a result of which fiscal 1999 earnings of the Company were reduced by certain finance receivable and inventory write-downs, together with an increase in finance receivables reserves and drafts payable. Such errors and irregularities existed at and subsequent to the Company's initial purchase of its interest in Paaco in February 1998. The investigation at Paaco has also resulted in a restatement of fiscal 1998 results of operations and the quarterly financial statements during fiscal 1999. See Note N to the consolidated financial statements for a summary of the impact of the required adjustments on the Company's consolidated financial statements as of January 31, 1999 and for the three and nine months then ended. As a result of its investigation of Paaco, management of the Company has restructured Paaco's management organization and has implemented cost reductions at that subsidiary, while taking steps to ensure the integrity of Paaco's accounting and reporting procedures in future periods. Daniel Chu, former President of Paaco, resigned in July 1999.

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

                                                      Three Months Ended January 31, 1999 (Restated)
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     17,765    $      1,188    $       890    $       274                      $      20,117
       Interest income                2,542               3            388            429     $        (190)           3,172
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   20,307           1,191          1,278            703              (190)          23,289
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 11,314             362                                                           11,676
       Selling, gen. and admin.       4,292             392          1,074          1,200                              6,958
       Prov. for credit losses        3,929              13             44                                             3,986
       Interest expense               1,433              93            281             36              (190)           1,653
       Depreciation and amort.          112             185             42            260                                599
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   21,080           1,045          1,441          1,496              (190)          24,872
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,002                             19,002
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest   $       (773)   $        146    $      (163)   $    18,209     $          --    $      17,419
                               ============    ============    ===========    ===========     =============    =============


                                                         Three Months Ended January 31, 1998
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------

   Revenues:
       Sales and other                                         $       429    $       148                      $         577
       Interest income                                                 322            448     $        (183)             587
                                                               -----------    -----------     -------------    -------------
             Total                                                     751            596              (183)           1,164
                                                               -----------    -----------     -------------    -------------

   Costs and expenses:
       Selling, gen. and admin.                                        627            555                              1,182
       Prov. for credit losses                                          21                                                21
       Interest expense                                                249             14              (183)              80
       Depreciation and amort.                                          11            119                                130
                                                               -----------    -----------     -------------    -------------
             Total                                                     908            688              (183)           1,413
                                                               -----------    -----------     -------------    -------------

   Security gains and other                                                           166                                166
                                                               -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest                                   $      (157)   $        74     $          --    $         (83)
                                                               ===========    ===========     =============    =============


   Net income for the three months ended January 31, 1999 increased $11,841,353 compared to the same period in the prior fiscal year. The increase was the result of (i) recognizing a gain of $19.0 million on the sale of certain securities (principally Inktomi common stock) and (ii) including the results of operations of Car-Mart and Precision in the current period, partially offset by losses at Paaco during the period.

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

   Cost of sales pertains to the operations of Car-Mart, Paaco and Precision. Provision for credit losses pertains principally to Car-Mart's and Paaco's operations. Selling, general and administrative expenses for the three months ended January 31, 1999 increased $5.8 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Car-Mart, Paaco and Precision ($4.7 million), (ii) the development of Concorde's mortgage based lending business ($.4 million), and (iii) Crown's abandonment of certain business ventures which it had been pursuing ($.5 million). Interest expense for the three months ended January 31, 1999 increased $1.6 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Car-Mart, Paaco, Precision and Concorde. Depreciation and amortization expense for the three months ended January 31, 1999 increased $.4 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($185,731), (ii) depreciating the assets of Car-Mart, Paaco and Precision ($260,893), and (iii) greater depreciation at Concorde ($30,588).

   The provision for income taxes for the three months ended January 31, 1999 was $5,914,692 on pretax income of $17,418,817. This equates to an effective tax rate of 34.0% after removing from pretax income the equity in earnings of CMN ($38,017), which earnings are presented on an after tax basis. The benefit for income taxes for the three months ended January 31, 1998 was $96,149 on a pretax loss of $82,454. The prior period benefit differed from the amount determined by applying the 34% federal statutory rate principally as a result of (i) equity in earnings of CMN being reported on an after tax basis, and (ii) a change in the valuation allowance of certain deferred tax assets. Minority interests for the three months ended January 31, 1999 ($350,923) pertain principally to the portion of Paaco (35%) not owned by the Company during the period.



NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1998

The Company's business segment data for the nine months ended January 31, 1999 and 1998 is as follows (in thousands):


                                                    Nine Months Ended January 31, 1999 (Restated)
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     47,674    $      3,865    $     3,246    $       882                      $      55,667
       Interest income                6,461               6          1,192          1,232     $        (449)           8,442
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,135           3,871          4,438          2,114              (449)          64,109
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 31,069           1,370                                                           32,439
       Selling, gen. and admin.      11,685           1,021          3,297          2,480                             18,483
       Prov. for credit losses        8,235              23            120                                             8,378
       Interest expense               3,683             283            890             36              (449)           4,443
       Depreciation and amort.          247             500            115            778                              1,640
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,919           3,197          4,422          3,294              (449)          65,383
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,644                             19,644
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income before taxes
       and minority interest   $       (784)   $        674    $        16    $    18,464     $          --    $      18,370
                               ============    ============    ===========    ===========     =============    =============


                                                             Nine Months Ended January 31, 1998
                               ---------------------------------------------------------------------------------------------
                                Automobile        IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other                                         $       430    $       403                      $         833
       Interest income                                                 416          1,183     $        (218)           1,381
                                                               -----------    -----------     -------------    -------------
             Total                                                     846          1,586              (218)           2,214
                                                               -----------    -----------     -------------    -------------

   Costs and expenses:
       Selling, gen. and admin.                                      1,211          2,098                              3,309
       Prov. for credit losses                                          21                                                21
       Interest expense                                                286             14              (218)              82
       Depreciation and amort.                                          18            332                                350
                                                               -----------    -----------     -------------    -------------
             Total                                                   1,536          2,444              (218)           3,762
                                                               -----------    -----------     -------------    -------------

   Security gains and other                                                           598                                598
                                                               -----------    -----------     -------------    -------------

   Loss before taxes
       and minority interest                                   $      (690)   $      (260)    $          --    $        (950)
                                                               ===========    ===========     =============    =============

   Net income for the nine months ended January 31, 1999 increased $13.0 million compared to the same period in the prior fiscal year. The increase was the result of (i) recognizing a gain of $19.0 million on the sale of certain securities (principally Inktomi common stock), (ii) including the results of operations of Car-Mart and Precision in the current period, and (iii) Concorde reporting pretax earnings in the current period ($15,374) compared to a pretax loss ($690,496) in the prior period, partially offset by losses at Paaco.

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

   Cost of sales pertains to the operations of Car-Mart, Paaco and Precision. Provision for credit losses pertains principally to Car-Mart's and Paaco's operations. Selling, general and administrative expenses for the nine months ended January 31, 1999 increased $15.2 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) expenses relating to Car-Mart, Paaco and Precision ($12.7 million), (ii) the development of Concorde's mortgage based lending business ($2.1 million), and (iii) Crown's abandonment of certain business ventures which it had been pursuing ($.5 million), offset partially by a decrease in costs associated with defending and settling certain lawsuits ($.5 million). Interest expense for the nine months ended January 31, 1999 increased $4.4 million compared to the same period in the prior fiscal year. The increase resulted from interest associated with the debt of Car-Mart, Paaco, Precision and Concorde. Depreciation and amortization expense for the nine months ended January 31, 1999 increased $1.2 million compared to the same period in the prior fiscal year. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision ($.6 million), (ii) depreciating the assets of Car-Mart, Paaco and Precision ($.6 million), and (iii) greater depreciation at Concorde ($.1 million).

   The provision for income taxes for the nine months ended January 31, 1999 was $6,065,681 on pretax income of $18,369,843. This equates to an effective tax rate of 34.4% after removing from pretax income the equity in earnings of CMN ($754,445), which earnings are presented on an after tax basis. The benefit for income taxes for the nine months ended January 31, 1998 was $603,348 on a pretax loss of $949,875. This equates to an effective tax rate of 40.7% after removing from the pretax loss the equity in earnings of CMN ($532,888), which earnings are presented on an after tax basis. Minority interests for the nine months ended January 31, 1999 ($362,716) pertain principally to the portion of Paaco (35%) not owned by the Company during the period.



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

DATA PROCESSING AND YEAR 2000

   Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. Most of the Company's hardware, software and networking systems are year 2000 compliant, however, a more complete description on a company by company basis as of January 31, 1999 is as follows:

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 4.7.1 First Amended and Restated Loan and Security Agreement by and among Finova Capital Corporation, Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation including the Schedule to First Amended and Restated Loan and Security Agreement and the Twelfth Amended and Restated Promissory Note.
                 (2)

                 27.1 Financial data schedule (1).

        (b)      Reports on Form 8-K:

                 During the fiscal quarter ended January 31, 1999 the Company filed a report on Form 8-K dated January 28, 1999 (event date January 15, 1999) respecting the acquisition of 100% of Car-Mart.

                 -----------------------

                 (1) Filed herewith.
                 (2) Previously filed with 10-K on August 13, 1999.

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






Dated: September 16, 1999

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
4.7.1            First Amended and Restated Loan and Security Agreement by
                 and among Finova Capital Corporation, Paaco Automotive Group,
                 Inc. and Premium Auto Acceptance Corporation including the
                 Schedule to First Amended and Restated Loan and Security
                 Agreement and the Twelfth Amended and Restated Promissory Note.
                 (2)

27.1             Financial data schedule (1).

-----------

(1)  Filed herewith.
(2)  Previously filed with 10-K on August 13, 1999.