Form 10-Q
period 1999-07-31
CROWN GROUP INC /TX/
filed 1999-09-17
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       For the fiscal quarter ended:             Commission file number:
               JULY 31, 1999                            0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                     63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
         Title of Each Class                         September 15, 1999
         -------------------                         ------------------
Common stock, par value $.01 per share                    9,711,296

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                July 31, 1999
                                                                                 (unaudited)     April 30, 1999
                                                                                -------------    --------------
Assets:
    Cash and cash equivalents                                                    $  2,212,676     $ 12,910,535
    Accounts and other receivables, net                                             4,066,766        2,572,535
    Mortgage loans held for sale, net                                              14,991,839       10,636,933
    Finance receivables, net                                                       95,392,548       88,424,897
    Inventory                                                                       9,240,946        9,290,272
    Prepaid and other assets                                                        3,170,861        2,748,831
    Property and equipment, net                                                    25,091,395       22,055,174
    Investment in CMN and related assets, net                                       5,823,136        5,167,161
    Goodwill, net                                                                   9,649,897       14,328,241
                                                                                 ------------     ------------

                                                                                 $169,640,064     $168,134,579
                                                                                 ============     ============

Liabilities and stockholders' equity:
    Accounts payable                                                             $  3,095,509     $  4,747,358
    Accrued liabilities                                                             5,138,078        5,040,007
    Income taxes payable                                                            1,655,491        3,875,583
    Revolving credit facilities                                                    83,420,477       78,928,121
    Other notes payable                                                            17,446,272       17,259,544
    Deferred sales tax                                                              3,223,494        2,713,914
    Deferred income taxes                                                             230,569          797,437
                                                                                 ------------     ------------
          Total liabilities                                                       114,209,890      113,361,964
                                                                                 ------------     ------------

    Minority interests                                                              1,394,997        1,713,731
    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           9,765,796 issued and outstanding (10,096,842 at April 30, 1999)             97,658          100,968
       Additional paid-in capital                                                  36,371,587       37,970,391
       Retained earnings                                                           17,565,932       14,987,525
                                                                                 ------------     ------------
           Total stockholders' equity                                              54,035,177       53,058,884
                                                                                 ------------     ------------

                                                                                 $169,640,064     $168,134,579
                                                                                 ============     ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                 Three Months Ended
                                                                     July 31,
                                                              1999              1998
                                                          ------------      ------------
Revenues:
    Sales                                                 $ 40,876,106      $ 16,513,001
    Rental income                                            1,067,294           629,058
    Gain on sale of mortgage loans                           1,329,082         1,142,195
    Gaming                                                     215,286
    Interest income                                          4,997,683         2,524,070
    Interest, fees and rentals from CMN                                          250,302
    Other                                                       70,485            11,164
                                                          ------------      ------------
                                                            48,555,936        21,069,790
                                                          ------------      ------------

Costs and expenses:
    Cost of sales                                           25,096,913        10,900,812
    Selling, general and administrative                     11,356,568         5,749,731
    Provision for credit losses                              5,855,127         1,981,321
    Interest expense                                         2,415,432         1,311,425
    Depreciation and amortization                              754,797           510,210
                                                          ------------      ------------
                                                            45,478,837        20,453,499
                                                          ------------      ------------

Other income:
    Equity in earnings of unconsolidated subsidiaries          740,802           568,621
    Gain on sale of securities, net                                              (74,403)
                                                          ------------      ------------
                                                               740,802           494,218
                                                          ------------      ------------

        Income before taxes and minority interests           3,817,901         1,110,509

Provision for income taxes                                   1,213,037           261,010
Minority interests                                              26,457            83,882
                                                          ------------      ------------

        Net income                                        $  2,578,407      $    765,617
                                                          ============      ============

Earnings per share:
        Basic                                             $        .26      $       0.08
        Diluted                                           $        .25      $       0.07

Weighted average number of shares outstanding:
        Basic                                               10,068,220        10,207,065
        Diluted                                             10,512,850        10,454,696

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)

                                                                  Three Months Ended
                                                                       July 31,
                                                                  1999           1998
                                                               ----------     ----------
Net income                                                     $2,578,407     $  765,617

Unrealized appreciation of securities arising during period                    4,785,644
                                                               ----------     ----------

         Comprehensive income                                  $2,578,407     $5,551,261
                                                               ==========     ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                                  Three Months Ended
                                                                                       July 31,
                                                                                1999              1998
                                                                            ------------      ------------
Operating activities:
  Net income                                                                $  2,578,407      $    765,617
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              754,797           510,210
      Amortization of finance receivable discount                               (351,796)         (268,976)
      Deferred income taxes                                                     (566,867)          178,354
      Provision for credit losses                                              5,855,127         1,981,321
      Minority interests                                                          26,457            83,882
      Gain on sale of mortgage loans                                          (1,329,082)       (1,142,195)
      Gain on sale of assets                                                     (26,979)          (16,997)
      Gain on sale of securities                                                                    74,403
      Equity in earnings of unconsolidated subsidiaries                         (740,802)         (568,621)
      Changes in assets and liabilities:
           Accounts and other receivables                                        517,358          (136,597)
           Mortgage loans originated or acquired                             (39,641,531)      (22,533,785)
           Mortgage loans sold and principal repayments                       36,609,607        25,999,910
           Inventory                                                           4,541,916         1,565,625
           Prepaids and other assets                                            (414,865)          (28,171)
           Accounts payable, accrued liabilities and deferred sales tax       (1,044,198)          282,594
           Income taxes payable                                               (2,220,093)          (54,849)
                                                                            ------------      ------------
                  Net cash provided by operating activities                    4,547,456         6,691,725
                                                                            ------------      ------------

Investing activities:
           Finance receivable originations                                   (36,604,371)      (14,793,819)
           Finance receivable collections                                     19,646,257         5,319,139
           Purchase of property and equipment                                 (2,958,541)       (4,457,983)
           Sale of assets                                                        197,902           146,516
           Purchase of securities                                                                 (471,266)
           Sale of securities                                                                      360,984
           Dividends and collections of notes receivable from CMN                                  792,033
                                                                            ------------      ------------
                  Net cash used by investing activities                      (19,718,753)      (13,104,396)
                                                                            ------------      ------------

Financing activities:
           Capital contribution from minority owner                                                 60,000
           Purchase of common stock                                             (105,646)          (83,119)
           Proceeds from revolving credit facilities, net                      4,492,356         1,998,960
           Proceeds from other debt, net                                          86,728         1,743,434
                                                                            ------------      ------------
                  Net cash provided by financing activities                    4,473,438         3,719,275
                                                                            ------------      ------------

Decrease in cash and cash equivalents                                        (10,697,859)       (2,693,396)
Cash and cash equivalents at:            Beginning of period                  12,910,535         6,481,706
                                                                            ------------      ------------

                                         End of period                      $  2,212,676      $  3,788,310
                                                                            ============      ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.

A - HISTORY AND DESCRIPTION OF BUSINESS

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 85% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, (vi) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities, and (vii) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At July 31, 1999 accumulated amortization of goodwill amounted to $1,161,918.

Recent Accounting Pronouncements

   In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by SFAS No. 137, is effective for all fiscal quarters and years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments and hedging activities, including certain derivative instruments imbedded in other contracts. Under this standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2000 presentation.

C - ACQUISITION

Car-Mart Purchase

   On January 15, 1999 the Company acquired 100% of the outstanding common stock of Fleeman Holding Company, including its wholly-owned subsidiary Car-Mart for $41.35 million. The purchase price consisted of $33.85 million in cash and the issuance of promissory notes aggregating $7.5 million (the "Notes"). The Notes bear interest at 8.5% per annum payable quarterly, with the principal due in five years. Approximately $24 million of the cash portion of the purchase price was obtained pursuant to a $30 million revolving credit facility with a major banking institution. The remaining $9.85 million was funded from cash on hand. The activities of Car-Mart have been included in the Company's consolidated results of operation since the acquisition date.

   Car-Mart was founded in 1981 and presently operates 35 "buy-here-pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. The majority of Car-Mart's assets consist of over 16,000 retail installment contracts. Car-Mart's revenues for the fiscal years ended May 31, 1998 and 1997 were approximately $65.7 million and $58.1 million, respectively.

Pro Forma Financial Information

   The following unaudited pro forma condensed consolidated results of operations of the Company for the three months ended July 31, 1998 were prepared as if the Car-Mart acquisition had occurred on May 1, 1998 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, (ii) recording interest expense on the debt issued in the Car-Mart acquisition, (iii) adjusting interest income resulting from purchase accounting entries, and (iv) adjusting income tax expense to reflect the above described adjustments.

                                         Three Months Ended
                                              July 31,
                                               1998
                                         ------------------
Revenues                                     $39,065
Net income                                     2,371
Earnings per share - diluted                 $   .23

   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated.

D - CMN OPERATING RESULTS

   The operating results of CMN for the three months ended July 31, 1999 and 1998 were as follows (in thousands):

                                                Three Months Ended
                                                     July 31,
                                                 1999       1998
                                                ------     ------
Revenues                                        $6,117     $5,651
Costs and expenses                               3,795      3,450
Interest, fees, and rentals to shareholders                   436
Provision for income taxes                         825        605
                                                ------     ------

        Net income                              $1,497     $1,160
                                                ======     ======

   At July 31, 1999 CMN had assets, liabilities and stockholders' equity of $15.1 million, $5.4 million and $9.7 million, respectively.

E - FINANCE RECEIVABLES

  The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10 to 22% per annum and provide for payments over periods ranging from 12 to 36 months. A summary of finance receivables as of July 31, 1999 and April 30, 1999 is as follows:

                                   July 31,           April 30,
                                     1999               1999
                                -------------      -------------
Finance receivables             $ 123,824,215      $ 123,142,202
Unearned finance charges           (9,488,588)       (16,669,411)
Allowance for credit losses       (18,292,044)       (17,045,063)
Valuation discount                   (651,035)        (1,002,831)
                                -------------      -------------

                                $  95,392,548      $  88,424,897
                                =============      =============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Paaco and Car-Mart, the Company valued Paaco's and Car-Mart's finance receivable portfolios at market value and determined that an aggregate valuation discount of $1,577,781 in the case of Paaco, and $864,165 in the case of Car-Mart, was appropriate. These discounts are being amortized into interest income over the life of the related finance receivable portfolios that existed on the dates of purchase using the interest method.

   A summary of the finance receivables allowance for credit losses for the period from April 30, 1999 to July 31, 1999 is as follows:

Balance at April 30, 1999               $ 17,045,063
Provision for credit losses                5,849,670
Net charge offs                           (4,602,689)
                                        ------------

   Balance at July 31, 1999             $ 18,292,044
                                        ============

   In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale ($196,700) and trade accounts receivable ($35,000) as of July 31, 1999.

F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of July 31, 1999 and April 30, 1999 is as follows:

                                                         July 31,         April 30,
                                                          1999              1999
                                                      ------------      ------------
Land and buildings                                    $  9,934,248      $  8,651,003
Rental equipment                                         8,626,238         7,644,949
Furniture, fixtures and equipment                        5,994,911         5,691,910
Leasehold improvements                                   2,905,014         2,003,575
Less accumulated depreciation and amortization          (2,369,016)       (1,936,263)
                                                      ------------      ------------

                                                      $ 25,091,395      $ 22,055,174
                                                      ============      ============

G - DEBT

   A summary of debt as of July 31, 1999 is as follows:

                                                Revolving Credit Facilities
     -----------------------------------------------------------------------------------------------------------------
                                         Facility       Interest                      Primary              Balance at
       Borrower          Lender           Amount          Rate        Maturity       Collateral          July 31, 1999
     -------------    --------------   -----------  -------------    ----------     -------------      ---------------
     Paaco          Finova             $60 million  Prime + 3.00%    Jun 2000       Finance rec.         $ 43,833,680
     Car-Mart       Bank of America    $30 million  Prime + 1.13%    Jan 2002       Finance rec.           25,002,162
     Concorde       Bank One           $20 million  Libor + 2.00%    Sep 1999       Mortgage loans         10,378,412
     Precision      Wells Fargo        $8 million   Prime            Dec 2000       IBC's and rec.          4,206,223
                                                                                                         ------------

                                                                                                         $ 83,420,477
                                                                                                         ============

                                                   Other Notes Payable
     -----------------------------------------------------------------------------------------------------------------
                                         Facility       Interest                       Primary            Balance at
       Borrower          Lender           Amount          Rate        Maturity       Collateral         July 31, 1999
     -------------    --------------   -----------  -------------    ----------     -------------      ---------------
     Crown          Car-Mart sellers   N/A          8.50%            Jan 2004       Finance rec.         $  7,500,000
     Crown          Bank of America    N/A          7.00%            Apr 2001       Equipment               1,158,000
     Home Stay      Bank of Pensacola  N/A          8.50%            Feb 2004       Real estate             5,374,007
     Precision      South Trust Bank   N/A          7.35%            Jan 2014       Real estate               667,456
     Paaco          Chase Texas        N/A          8.50%            May 2003       Real estate               922,785
     Paaco          Heller Financial   N/A          Prime + 2.25%    Dec 2015       Real estate               614,127
     Various        Various            N/A          Various          Various        Real estate             1,209,897
                                                                                                         ------------

                                                                                                         $ 17,446,272
                                                                                                         ============

    Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. The Company was in compliance with the loan agreements as of July 31, 1999, except for certain matters for which the respective lender waived compliance with such covenants.

    As of July 31, 1999 Paaco was in breach of certain loan covenants and had exceeded its maximum available advances under its principal credit facility. However, Paaco has received waivers of each covenant violation and has entered into a forbearance agreement with its principal lender. The forbearance agreement affords Paaco a period of nine months to gradually come into compliance with the availability provisions and leverage ratio of the original agreement. Paaco is presently in compliance with the forbearance agreement and expects to come into compliance with the original agreement within the nine month period provided in the forbearance agreement.

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
                                                                        ==========

    Changes to unrealized appreciation of securities for the three months ended July 31, 1998 are as follows:

                                                               Three Months
                                                                   Ended
                                                               July 31, 1998
                                                               -------------
Balance at April 30, 1998                                       $1,930,500
Unrealized appreciation of securities arising during period      4,785,644
                                                                ----------

        Balance at July 31, 1998                                $6,716,144
                                                                ==========

I - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 1999 and 1998 is as follows:

                                              Three Months Ended
                                                   July 31,
                                              1999            1998
                                          -----------     -----------
Net income                                $ 2,578,407     $   765,617
                                          ===========     ===========

Average shares outstanding-basic           10,068,220      10,207,065
      Dilutive options                        444,630         198,653
      Dilutive warrants                                        48,978
                                          -----------     -----------

Average shares outstanding-diluted         10,512,850      10,454,696
                                          ===========     ===========

Earnings per share:
      Basic                               $       .26     $       .08
      Diluted                             $       .25     $       .07

Antidilutive securities not included:
      Options                                 432,500          35,000
                                          ===========     ===========

      Warrants                                     --         391,198
                                          ===========     ===========

J - CAPITAL STOCK

    In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the shareholders from whom the Company purchased an interest in Paaco amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco. A portion of the consideration received consisted of (i) 315,046 shares of the Company's common stock and (ii) a commitment to deliver 355,265 shares of the Company's common stock by April 30, 2000, or, in the absence of receiving such shares, a commitment to deliver a promissory note in the amount of $1,776,325. The commitment to deliver 355,265 shares was recorded as a receivable at July 31, 1999 based upon the number of shares required to be delivered (355,265) and the fair value of the Company's common stock on the date of the commitment ($4.75 per share). The total value of the consideration received in this transaction was recorded as a reduction of goodwill in July 1999.

K - COMMITMENTS AND CONTINGENCIES

Mortgage Loan Sales

    In connection with the Company's sale of mortgage loans in the ordinary course of business, in certain circumstances such loan sales involve limited recourse to the Company for up to the first twelve months following the sale. Generally, the events which could give rise to these recourse provisions involve the prepayment or foreclosure of a loan, and violations of customary representations and warranties. If the recourse provisions are triggered the Company may be required to refund all or part of the premium received on the sale of such loan, and in some cases the Company may be required to repurchase the loan. Periodically the Company estimates the potential exposure related to such recourse provisions and accrues a percentage of the total potential liability.

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

Litigation

    In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, management, based on the advice of counsel, does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.

Investment Fund

   In November 1998 the Company committed $2.0 million to Monarch Venture Partners' Fund L.L.P. ("Monarch"), a private venture capital fund focusing on high technology businesses, such as Internet related concerns. As of July 31, 1999 the Company had funded approximately $.9 million of its $2.0 million commitment. The Company expects it will fund the remaining $1.1 million over the next 12 months.

L - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the three months ended July 31, 1999 and 1998 are as follows:

                                                 Three Months Ended
                                                      July 31,
                                                1999           1998
                                             ----------     ----------
Value of stock issued in acquisitions                       $2,652,108
Inventory acquired in repossession           $4,492,589      1,653,826
Note issued in purchase of property             700,000
Interest paid, net of amount capitalized      2,262,882      1,287,801
Income taxes paid                             4,000,000        100,000

M - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended July 31, 1999 and 1998. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in CMN and Atlantic Castings. The Company's business segment data for the three months ended July 31, 1999 and 1998 is as follows (in thousands):

                                                               Three Months Ended July 31, 1999
                                   ----------------------------------------------------------------------------------------------
                                   Automobile         IBC's          Mortgage         Other         Eliminations     Consolidated
                                   ----------       --------         --------        --------       ------------     ------------
Revenues:
    Sales and other                 $ 40,198        $  1,480         $  1,389        $    491                          $ 43,558
    Interest income                    4,372               7              452             620         $   (453)           4,998
                                    --------        --------         --------        --------         --------         --------
          Total                       44,570           1,487            1,841           1,111             (453)          48,556
                                    --------        --------         --------        --------         --------         --------

Costs and expenses:
    Cost of sales                     24,635             462                                                             25,097
    Selling, gen. and admin.           8,098             457            1,344           1,458                            11,357
    Prov. for credit losses            5,850              (1)               6                                             5,855
    Interest expense                   2,112             137              320             299             (453)           2,415
    Depreciation and amort.              122             227               48             358                               755
                                    --------        --------         --------        --------         --------         --------
          Total                       40,817           1,282            1,718           2,115             (453)          45,479
                                    --------        --------         --------        --------         --------         --------

Security gains and other                                                                  741                               741
                                    --------        --------         --------        --------         --------         --------

Income (loss) before taxes
    and minority interests          $  3,753        $    205         $    123        $   (263)        $     --         $  3,818
                                    ========        ========         ========        ========         ========         ========

Capital expenditures                $    559        $  1,186         $     32        $  1,182         $     --         $  2,959
                                    ========        ========         ========        ========         ========         ========

Total assets                        $112,777        $ 14,603         $ 16,571        $ 74,533         $(48,844)        $169,640
                                    ========        ========         ========        ========         ========         ========

                                                               Three Months Ended July 31, 1998
                                   ----------------------------------------------------------------------------------------------
                                   Automobile         IBC's          Mortgage         Other         Eliminations     Consolidated
                                   ----------       --------         --------        --------       ------------     ------------
Revenues:
    Sales and other                 $ 15,861        $  1,282         $  1,151        $    252                          $ 18,546
    Interest income                    1,810                              411             418         $   (115)           2,524
                                    --------        --------         --------        --------         --------         --------
          Total                       17,671           1,282            1,562             670             (115)          21,070
                                    --------        --------         --------        --------         --------         --------

Costs and expenses:
    Cost of sales                     10,444             457                                                             10,901
    Selling, gen. and admin.           3,779             311            1,107             553                             5,750
    Prov. for credit losses            1,938                               44                                             1,982
    Interest expense                   1,030              92              304                             (115)           1,311
    Depreciation and amort.               68             153               32             257                               510
                                    --------        --------         --------        --------         --------         --------
          Total                       17,259           1,013            1,487             810             (115)          20,454
                                    --------        --------         --------        --------         --------         --------

Security gains and other                                                                  494                               494
                                    --------        --------         --------        --------         --------         --------

Income (loss) before taxes
    and minority interests          $    412        $    269         $     75        $    354         $     --         $  1,110
                                    ========        ========         ========        ========         ========         ========

Capital expenditures                $    227        $  1,065         $    142        $  3,024         $     --         $  4,458
                                    ========        ========         ========        ========         ========         ========

Total assets                        $ 48,852        $ 11,064         $ 14,158        $ 59,184         $(27,224)        $106,034
                                    ========        ========         ========        ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of Argentina's and El Salvador's governments, currency exchange rate fluctuations, the repatriation of funds from Argentina and El Salvador, domestic or global economic conditions (particularly in the states of Texas and Arkansas), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which presently owns (i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 85% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 49% of Casino Magic Neuquen S.A. ("CMN"), a casino operator in the Province of Neuquen, Argentina, (v) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, (vi) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities, and (vii) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. For a summary of the Company's operating results and other financial data by business segment, see Note M of the Company's consolidated financial statements appearing elsewhere in this report. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

RESULTS OF OPERATIONS

    The Company has made a variety of acquisitions and business investments over the last two years. Acquisitions involving the purchase of greater than a 50% interest have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions and business investments occurring throughout the last two fiscal years, operating results for the three month periods ending July 31, 1999 and 1998 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the three month periods ending July 31, 1999 and 1998.

                                      1999                 1998
                                      ----                 -----
        CMN                           3 mo.                3 mo.
        Concorde                      3 mo.                3 mo.
        Paaco                         3 mo.                3 mo.
        Precision                     3 mo.                3 mo.
        Home Stay                     3 mo.                3 mo.
        Car-Mart                      3 mo.                  --
        Crown El Salvador             3 mo.                  --
        Atlantic Castings             3 mo.                  --

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1998

    Below is a presentation of the operating results for the four principal business segments of the Company for the three months ended July 31, 1999 and 1998. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in CMN and Atlantic Castings. The Company's business segment data for the three months ended July 31, 1999 and 1998 is as follows (in thousands):

                                                               Three Months Ended July 31, 1999
                                   -----------------------------------------------------------------------------------------
                                   Automobile        IBC's         Mortgage        Other        Eliminations    Consolidated
                                   ----------      --------        --------       --------      ------------    ------------
Revenues:
    Sales and other                 $40,198        $ 1,480         $ 1,389        $   491                         $ 43,558
    Interest income                   4,372              7             452            620         $   (453)          4,998
                                    -------        -------         -------        -------         --------         -------
          Total                      44,570          1,487           1,841          1,111             (453)         48,556
                                    -------        -------         -------        -------         --------         -------

Costs and expenses:
    Cost of sales                    24,635            462                                                          25,097
    Selling, gen. and admin.          8,098            457           1,344          1,458                           11,357
    Prov. for credit losses           5,850             (1)              6                                           5,855
    Interest expense                  2,112            137             320            299             (453)          2,415
    Depreciation and amort.             122            227              48            358                              755
                                    -------        -------         -------        -------         --------         -------
          Total                      40,817          1,282           1,718          2,115             (453)         45,479
                                    -------        -------         -------        -------         --------         -------

Security gains and other                                                              741                              741
                                    -------        -------         -------        -------         --------         -------

Income (loss) before taxes
    and minority interests          $ 3,753        $   205         $   123        $  (263)        $     --         $ 3,818
                                    =======        =======         =======        =======         ========         =======

                                                               Three Months Ended July 31, 1998
                                   -----------------------------------------------------------------------------------------
                                   Automobile        IBC's         Mortgage        Other        Eliminations    Consolidated
                                   ----------      --------        --------       --------      ------------    ------------
Revenues:
    Sales and other                 $15,861        $ 1,282         $ 1,151        $   252                         $ 18,546
    Interest income                   1,810                            411            418         $   (115)          2,524
                                    -------        -------         -------        -------         --------         -------
          Total                      17,671          1,282           1,562            670             (115)         21,070
                                    -------        -------         -------        -------         --------         -------

Costs and expenses:
    Cost of sales                    10,444            457                                                          10,901
    Selling, gen. and admin.          3,779            311           1,107            553                            5,750
    Prov. for credit losses           1,938                             44                                           1,982
    Interest expense                  1,030             92             304                            (115)          1,311
    Depreciation and amort.              68            153              32            257                              510
                                    -------        -------         -------        -------         --------         -------
          Total                      17,259          1,013           1,487            810             (115)         20,454
                                    -------        -------         -------        -------         --------         -------

Security gains and other                                                              494                              494
                                    -------        -------         -------        -------         --------         -------

Income (loss) before taxes
    and minority interests          $   412        $   269         $    75        $   354         $     --         $ 1,110
                                    =======        =======         =======        =======         ========         =======

    Revenues from sales and other for the three months ended July 31, 1999 increased $25.0 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($20.6 million), and (ii) higher revenues at Paaco ($3.7 million), Precision ($.2 million) and Concorde ($.2 million). Interest income for the three months ended July 31, 1999 increased $2.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($1.5 million) and (ii) greater interest earned on Paaco's finance receivable portfolio ($1.1 million) as a result of growth in the portfolio.

    As a percentage of sales, cost of sales for the three months ended July 31, 1999 decreased to 61.4% from 66.0% in the same period in the prior fiscal year. The decrease is principally the result of including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations. Selling, general and administrative expense for the three months ended July 31, 1999 increased $5.6 million compared to the same period in the prior fiscal year. The increase is principally the result of

(i) including Car-Mart ($3.1 million) and Crown El Salvador ($.2 million) in the Company's consolidated results of operations, and (ii) higher expenses at Paaco ($1.2 million), Concorde ($.2 million) and Home Stay ($.2 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the three months ended July 31, 1999 increased $3.9 million compared to the same period in the prior fiscal year. The increase was principally the result of including Car-Mart in the Company's consolidated results of operations. Interest expense for the three months ended July 31, 1999 increased $1.1 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($.8 million), and (ii) higher interest expense at Paaco ($.3 million) resulting from an increase in the balance of its revolving credit facility.

    The provision for income taxes for the three months ended July 31, 1999 was $1.2 million on pretax income of $3.8 million. This equates to a 39.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.7 million), which earnings are presented on an after tax basis. The provision for income taxes for the three months ended July 31, 1998 was $.3 million on pretax income of $1.1 million. This equates to a 48.2% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.6 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended July 31, 1999 (Paaco, Crown El Salvador, and Home Stay) and the three months ended July 31, 1998 (Paaco and Home Stay).

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended July 31, 1999 net cash provided by operating activities amounted to $4.5 million. The principal sources of cash resulted from
(i) net income generated by the Company, and (ii) certain non cash expenses (provision for credit losses and depreciation and amortization), offset by (iii) mortgage loans originated or acquired in excess of mortgage loans sold and principal payments ($3.0 million). Net cash used by investing activities of $19.7 million included (i) a $17.0 million use of cash in finance receivable originations in excess of finance receivable collections, and (ii) a $3.0 million use of cash in the purchase of property and equipment. Net cash provided by financing activities of $4.5 million principally relates to the asset based revolving credit facilities of Car-Mart, Paaco, Concorde and Precision.

    As of July 31, 1999 the Company's sources of liquidity included approximately (i) $2.2 million of cash on hand, of which $1.0 million was held by Crown, (ii) $34.6 million remaining to be drawn on the revolving credit facilities of Car-Mart, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between 1999 and 2002.

    As of July 31, 1999 Paaco was in breach of certain loan covenants and had exceeded its maximum available advances under its principal credit facility. However, Paaco has received waivers of each covenant violation and has entered into a forbearance agreement with its principal lender. The forbearance agreement affords Paaco a period of nine months to gradually come into compliance with the availability provisions and leverage ratio of the original agreement. Paaco is presently in compliance with the forbearance agreement and expects to come into compliance with the original agreement within the nine month period provided in the forbearance agreement.

    The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. Car-Mart's, Paaco's, Precision's and Concorde's credit facilities can support the majority of their expected growth over the next twelve months. As of July 31, 1999 the Company had an outstanding commitment of approximately $1.1 million pertaining to an investment in a private venture capital fund which focuses on high technology businesses, such as Internet related concerns. The Company plans to fund this commitment from cash on hand.

    In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 4,000,000 shares of the Company's common stock from time to time in the open market. As of July 31, 1999 the Company had repurchased 2,894,648 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

DATA PROCESSING AND YEAR 2000

   Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. With the exception of Car-Mart, all of the Company's hardware, software and networking systems are year 2000 compliant. Car-Mart expects its systems to be year 2000 compliant by November 1999. A more complete description on a company by company basis is as follows:

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

           PRECISION - Precision utilizes two primary software packages (tank tracking and accounting), and approximately five secondary software packages (word processing, database, spreadsheet, desktop publishing and lock box communication) in the operation of its business. All of Precision's primary and secondary software packages are year 2000 compliant. All of Precision's data processing equipment, which consists principally of personal computers, is year 2000 compliant.

           CMN - CMN utilizes one primary software package (accounting), and a few secondary software packages (word processing and spreadsheet) in the operation of its business. All of CMN's software applications are year 2000 compliant. CMN's data processing equipment, which consists principally of personal computers, is year 2000 compliant.

           CROWN - Crown utilizes one primary software package (accounting), and approximately three secondary software packages (word processing, spreadsheet and desktop publishing) in the operation of its business. All of its software applications are year 2000 compliant. In addition, Crown's local area networking software and all of its data processing hardware are year 2000 compliant

           CAR-MART - Car-Mart utilizes two primary software packages (operating and accounting), and several secondary software packages (word processing, spreadsheet, database and communication) in the operation of its business. The present version of the operating software utilized by Car-Mart is not year 2000 compliant, however, Car-Mart is in the process of installing a more recent version which is year 2000 compliant and plans to have such installation completed by September 1999. The accounting software utilized by Car-Mart is not year 2000 compliant, however, Car-Mart is in the process of installing new accounting software that is year 2000 compliant and plans to have such installation completed by November 1999. All of Car-Mart's secondary software packages are year 2000 compliant. The majority of Car-Mart's data processing hardware is year 2000 compliant, and the portion that is not will be updated or replaced by September 1999.

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

    The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. The Company does not presently have a contingency plan with respect to its year 2000 compliance as it expects to be fully compliant by November 1999.

SEASONALITY

    The Company's automobile sales operation is seasonal in nature. In the automobile business, the Company's third fiscal quarter (November through January) is historically the slowest period of time for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. None of the Company's other businesses experience significant seasonal fluctuations.

                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

              27.1   Financial data schedule(1).

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed during the fiscal quarter ended July 31, 1999.


              ----------------

              (1) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CROWN GROUP, INC.



                                       By: /s/ Mark D. Slusser
                                          --------------------------------------
                                          Mark D. Slusser
                                          Chief Financial Officer, Vice
                                          President Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)


Dated: September 17, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

27.1             Financial data schedule(1).



-----------

(1) Filed herewith.