Form 10-Q
period 1999-10-31
CROWN GROUP INC /TX/
filed 1999-12-15
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


       For the fiscal quarter ended:                Commission file number:
             OCTOBER 31, 1999                               0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                                                               63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
            Title of Each Class                      December 13, 1999
            -------------------                      -----------------
    Common stock, par value $.01 per share               8,846,462

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                                  CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                     October 31, 1999
                                                                                       (unaudited)            April 30, 1999
                                                                                     ----------------         --------------

Assets:
    Cash and cash equivalents                                                            $ 11,541,662          $ 12,910,535
    Accounts and other receivables, net                                                     3,683,005             2,572,535
    Mortgage loans held for sale, net                                                      14,068,036            10,636,933
    Finance receivables, net                                                              100,201,176            88,424,897
    Inventory                                                                               7,229,010             9,290,272
    Prepaid and other assets                                                                4,672,163             2,748,831
    Property and equipment, net                                                            26,706,848            22,055,174
    Investment in CMN and related assets, net                                                                     5,167,161
    Goodwill, net                                                                           9,498,359            14,328,241
                                                                                         -------------         ------------
                                                                                         $177,600,259          $168,134,579
                                                                                         ============          ============





Liabilities and stockholders' equity:
    Accounts payable                                                                     $  3,377,659          $  4,747,358
    Accrued liabilities                                                                     6,041,324             5,040,007
    Income taxes payable                                                                    7,116,931             3,875,583
    Revolving credit facilities                                                            78,662,205            78,928,121
    Other notes payable                                                                    18,726,500            17,259,544
    Deferred sales tax                                                                      3,481,607             2,713,914
    Deferred income taxes                                                                                           797,437
                                                                                         -------------         ------------
          Total liabilities                                                               117,406,226           113,361,964
                                                                                         -------------         ------------

    Minority interests                                                                      1,200,170             1,713,731
    Commitments and contingencies




    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           9,229,212 issued and outstanding (10,096,842 at April 30, 1999)                     92,292               100,968
       Additional paid-in capital                                                          33,729,161            37,970,391
       Retained earnings                                                                   25,172,410            14,987,525
                                                                                         -------------         ------------
           Total stockholders' equity                                                      58,993,863            53,058,884
                                                                                         -------------         ------------

                                                                                         $177,600,259          $168,134,579
                                                                                         ============          ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                     October 31,
                                                                                              1999                  1998
                                                                                          -----------           -----------
Revenues:
    Sales                                                                                 $37,458,587           $14,801,080
    Rental income                                                                           1,162,874               642,957
    Gain on sale of mortgage loans                                                          1,110,012             1,171,458
    Gaming                                                                                    719,584
    Interest income                                                                         5,052,155             2,745,432
    Interest, fees and rentals from CMN                                                                             358,711
    Other                                                                                      26,769                30,386
                                                                                          -----------           -----------
                                                                                           45,529,981            19,750,024
                                                                                          -----------           -----------

Costs and expenses:
    Cost of sales                                                                          21,607,816             9,862,523
    Selling, general and administrative                                                    11,749,879             5,774,728
    Provision for credit losses                                                             6,863,535             2,410,640
    Interest expense                                                                        2,659,701             1,478,277
    Depreciation and amortization                                                             880,170               531,146
                                                                                          -----------           -----------
                                                                                           43,761,101            20,057,314
                                                                                          -----------           -----------

Other income:
    Equity in earnings of unconsolidated subsidiaries                                         202,041               147,807
    Gain on sale of securities, net                                                        10,237,832
                                                                                          -----------           -----------
                                                                                           10,439,873               147,807
                                                                                          -----------           -----------

        Income (loss) before taxes and minority interests                                  12,208,753             (159,483)

Provision (benefit) for income taxes                                                        4,797,101             (110,021)
Minority interests                                                                          (194,826)              (95,675)
                                                                                          -----------           -----------

        Net income                                                                        $ 7,606,478           $    46,213
                                                                                          ===========           ===========


Earnings per share:
        Basic                                                                             $      0.79           $      0.00
        Diluted                                                                           $      0.76           $      0.00


Weighted average number of shares outstanding:
        Basic                                                                               9,665,483            10,071,689
        Diluted                                                                            10,038,033            10,177,528




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         CROWN GROUP, INC.
(UNAUDITED)

                                                                                                Six Months Ended
                                                                                                   October 31,
                                                                                             1999                   1998
                                                                                          -----------           -----------
Revenues:
    Sales                                                                                 $78,334,693           $31,314,081
    Rental income                                                                           2,230,168             1,272,015
    Gain on sale of mortgage loans                                                          2,439,094             2,313,653
    Gaming                                                                                    934,870
    Interest income                                                                        10,049,838             5,269,502
    Interest, fees and rentals from CMN                                                                             609,013
    Other                                                                                      97,254                41,550
                                                                                          -----------           -----------
                                                                                           94,085,917            40,819,814
                                                                                          -----------           -----------

Costs and expenses:
    Cost of sales                                                                          46,704,729            20,763,335
    Selling, general and administrative                                                    23,106,447            11,524,459
    Provision for credit losses                                                            12,718,662             4,391,961
    Interest expense                                                                        5,075,133             2,789,702
    Depreciation and amortization                                                           1,634,967             1,041,356
                                                                                          -----------           -----------
                                                                                           89,239,938            40,510,813
                                                                                          -----------           -----------

Other income:
    Equity in earnings of unconsolidated subsidiaries                                         942,843               716,428
    Gain (loss) on sale of securities, net                                                 10,237,832              (74,403)
                                                                                          -----------           -----------
                                                                                           11,180,675               642,025
                                                                                          -----------           -----------

        Income before taxes and minority interests                                         16,026,654               951,026

Provision for income taxes                                                                  6,010,138               150,989
Minority interests                                                                          (168,369)              (11,793)
                                                                                          -----------           -----------

        Net income                                                                        $10,184,885           $   811,830
                                                                                          ===========           ===========





Earnings per share:
        Basic                                                                             $      1.03           $      0.08
        Diluted                                                                           $      0.99           $      0.08


Weighted average number of shares outstanding:
        Basic                                                                               9,866,852            10,143,969
        Diluted                                                                            10,277,549            10,305,483




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME               CROWN GROUP, INC.
(UNAUDITED)


                                                                    Three Months Ended                   Six Months Ended
                                                                        October 31,                         October 31,

                                                                      1999              1998           1999               1998
                                                                  ----------        ----------      -----------         ----------
Net income                                                        $7,606,478        $   46,213      $10,184,885         $  811,830

Unrealized appreciation of securities arising during period                          3,489,754                           8,275,398
                                                                  ----------        ----------      -----------         ----------

         Comprehensive income                                     $7,606,478        $3,535,967      $10,184,885         $9,087,228
                                                                  ==========        ==========      ===========         ==========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         CROWN GROUP, INC.
(UNAUDITED)


                                                                                                 Six Months Ended
                                                                                                    October 31,
                                                                                             1999                  1998
                                                                                        -------------         -------------
Operating activities:
  Net income                                                                            $  10,184,885         $     811,830
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                         1,634,967             1,041,356
      Amortization of finance receivable discount                                           (594,177)              (479,208)
      Deferred income taxes                                                               (2,275,501)                 4,123
      Provision for credit losses                                                          12,718,662             4,391,961
      Minority interests                                                                    (168,369)               (11,793)
      Gain on sale of mortgage loans                                                      (2,439,094)            (2,313,653)
      Gain on sale of assets                                                                 (80,187)               (85,629)
      (Gain) loss on sale of securities                                                  (10,237,832)                74,403
      Equity in earnings of unconsolidated subsidiaries                                     (942,843)              (716,428)
      Changes in assets and liabilities:
           Accounts and other receivables                                                      83,294              (804,417)
           Mortgage loans originated or acquired                                         (74,865,125)           (45,185,853)
           Mortgage loans sold and principal repayments                                    73,836,516            52,068,737
           Inventory                                                                        9,678,049             2,888,153
           Prepaids and other assets                                                        (564,388)                78,214
           Accounts payable, accrued liabilities and deferred sales tax                     (100,689)               265,840
           Income taxes payable                                                             3,241,347               (34,894)
                                                                                        -------------         -------------
                  Net cash provided by operating activities                                19,109,515            11,992,742
                                                                                        -------------         -------------

Investing activities:
           Finance receivable originations                                               (70,594,548)           (28,219,935)
           Finance receivable collections                                                  39,166,972            11,167,831
           Purchase of property and equipment                                             (4,098,480)            (8,131,647)
           Sale of assets                                                                     494,134               501,356
           Purchase of securities                                                                                  (471,266)
           Sale of securities                                                              16,500,000               360,984
           Dividends and collections of notes receivable from CMN                             306,487             1,665,685
                                                                                        -------------         -------------
                  Net cash used by investing activities                                  (18,225,435)           (23,126,992)
                                                                                        -------------         -------------

Financing activities:
           Capital contribution from minority owner                                                                  60,000
           Purchase of common stock                                                       (2,009,993)            (1,124,145)
           Proceeds from (repayments of) revolving credit facilities, net                   (265,916)             3,688,750
           Proceeds from other debt, net                                                      22,956              3,739,943
                                                                                        -------------         -------------
                  Net cash provided (used) by financing activities                        (2,252,953)             6,364,548
                                                                                        -------------         -------------

Decrease in cash and cash equivalents                                                     (1,368,873)            (4,769,702)
Cash and cash equivalents at:            Beginning of period                              12,910,535              6,481,706
                                                                                        -------------         -------------

                                         End of period                                  $ 11,541,662          $   1,712,004
                                                                                        ============          =============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 1999 owned
(i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 85% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities, and (vi) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

    In December 1999 the Company (i) acquired a 70% interest in Smart Choice Automotive Group, Inc., a vertically integrated used car sales and finance company based in Titusville, Florida, and (ii) sold its 80% interest in Home Stay (see Note M).



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

Goodwill
   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At October 31, 1999 accumulated amortization of goodwill amounted to $1,313,456.

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

   Car-Mart was founded in 1981 and operates "buy-here-pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. The majority of Car-Mart's assets consist of over 16,000 retail installment contracts. Car-Mart's revenues for the fiscal years ended May 31, 1998 and 1997 were approximately $65.7 million and $58.1 million, respectively.

Pro Forma Financial Information
   The following unaudited pro forma condensed consolidated results of operations of the Company for the six months ended October 31, 1998 were prepared as if the Car-Mart acquisition had occurred on May 1, 1998 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, (ii) recording interest expense on the debt issued in the Car-Mart acquisition, (iii) adjusting interest income resulting from purchase accounting entries, and (iv) adjusting income tax expense to reflect the above described adjustments.

                                               Six Months Ended
                                                 October 31,
                                                     1998
                                               ----------------
       Revenues                                   $  77,740
       Net income                                     3,708
       Earnings per share - diluted               $     .36

   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated.



D - SALE OF CASINO MAGIC NEUQUEN

   Effective October 1, 1999 the Company sold its 49% interest in Casino Magic Neuquen ("CMN") and related assets for $16.5 million cash resulting in a gain before income taxes of $10.2 million. The gain, which is net of a $.5 million bonus pursuant to the Company's executive compensation program, is included in gain on sale of securities in the consolidated statements of operations. The operating results of CMN for the five months ended September 30, 1999 and the six months ended October 31, 1998 are as follows (in thousands):


                                                        Five Months         Six Months
                                                           Ended               Ended
                                                       September 30,        October 31,
                                                            1999               1998
                                                       -------------        -----------

       Revenues                                          $   9,929           $  10,945
       Costs and expenses                                    6,732               7,944
       Interest, fees, and rentals to shareholders                                 832
       Provision for income taxes                            1,135                 707
                                                         ---------           ---------

               Net income                                $   2,062           $   1,462
                                                         =========           =========



E - FINANCE RECEIVABLES

  The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 22% per annum and provide for payments over periods ranging from 12 to 36 months. A summary of finance receivables as of October 31, 1999 and April 30, 1999 is as follows:


                                                      October 31,          April 30,
                                                          1999               1999
                                                     -------------       -------------

     Finance receivables                             $ 128,650,958       $ 123,142,202
     Unearned finance charges                           (7,888,805)        (16,669,411)
     Allowance for credit losses                       (20,152,323)        (17,045,063)
     Valuation discount                                   (408,654)         (1,002,831)
                                                     -------------       -------------

                                                     $ 100,201,176       $  88,424,897
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

   A summary of the finance receivables allowance for credit losses for the period from April 30, 1999 to October 31, 1999 is as follows:

     Balance at April 30, 1999                       $ 17,045,063
     Provision for credit losses                       12,628,688
     Net charge offs                                   (9,521,428)
                                                     ------------

        Balance at October 31, 1999                  $ 20,152,323
                                                     ============

   In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale ($227,200) and trade accounts receivable ($50,000) as of October 31, 1999.



F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of October 31, 1999 and April 30, 1999 is as follows:


                                                       October 31,           April 30,
                                                           1999                1999
                                                       -----------         -----------

    Land and buildings                                 $ 9,955,247         $ 8,651,003
    Rental equipment                                     8,870,466           7,644,949
    Furniture, fixtures and equipment                    8,080,852           5,691,910
    Leasehold improvements                               2,746,513           2,003,575
    Less accumulated depreciation and amortization      (2,946,230)         (1,936,263)
                                                       -----------         -----------

                                                       $26,706,848         $22,055,174
                                                       ===========         ===========

G - DEBT

   A summary of debt as of October 31, 1999 is as follows:

                           Revolving Credit Facilities

     -------------------------------------------------------------------------------------------------------------------
                                         Facility       Interest                        Primary           Balance at
       Borrower          Lender           Amount          Rate          Maturity       Collateral      October 31, 1999
     -------------    --------------    -----------    ------------     ----------    -------------    -----------------

     Paaco            Finova            $60 million    Prime + 3.00%     Jun 2000      Finance rec.       $ 43,833,680
     Car-Mart         Bank of America   $30 million    Prime + 1.13%     Jan 2002      Finance rec.         25,564,028
     Concorde         Bank One          $20 million    Libor + 2.00%     Sep 2000      Mortgage loans        9,049,649
     Precision        Wells Fargo       $8 million     Prime             Dec 2000      IBC's and rec.          214,848
                                                                                                          -------------

                                                                                                          $ 78,662,205
                                                                                                          =============

                                                     Other Notes Payable

     -------------------------------------------------------------------------------------------------------------------
                                         Facility       Interest                        Primary             Balance at
       Borrower          Lender           Amount          Rate          Maturity       Collateral      October 31, 1999
     -------------    --------------    -----------    ------------     ----------    -------------    -----------------

     Crown          Car-Mart sellers       N/A          8.50%            Jan 2004       Finance rec      $  7,500,000
     Crown          Bank of America        N/A          7.00%            Apr 2001       Equipment           2,316,000
     Home Stay      Bank of Pensacola      N/A          8.50%            Feb 2004       Real estate         5,348,137
     Precision      South Trust Bank       N/A          7.35%            Jan 2014       Real estate           661,007
     Paaco          Chase Texas            N/A          8.50%            May 2003       Real estate           905,515
     Paaco          Heller Financial       N/A          Prime + 2.25%    Dec 2015       Real estate           610,689
     Various        Various                N/A          Various          Various        Real estate         1,385,152
                                                                                                          -----------

                                                                                                         $ 18,726,500
                                                                                                         ============



    Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. The Company was in compliance with all of its loan agreements as of October 31, 1999, except for Paaco's and Car-Mart's revolving credit facilities. Paaco's financial covenant violation was subsequently cured by amendment and Car-Mart's non-financial covenant violation is expected to be cured by amendment in the immediate future.



H - COMPREHENSIVE INCOME INFORMATION

    Supplemental comprehensive income disclosures for the six months ended October 31, 1998 are as follows:


                                                                                             Six Months
                                                                                                Ended
                                                                                          October 31, 1998
                                                                                          ------------------


             Gross unrealized appreciation of securities arising during period               $12,538,482

             Provision for income taxes                                                        4,263,084
                                                                                             -----------

                    Unrealized appreciation of securities arising during period              $ 8,275,398
                                                                                             ===========

    Changes to unrealized appreciation of securities for the six months ended October 31, 1998 are as follows:


                                                                                             Six Months
                                                                                                Ended
                                                                                          October 31, 1998
                                                                                          ------------------


             Balance at April 30, 1998                                                       $ 1,930,500

             Unrealized appreciation of securities arising during period                       8,275,398
                                                                                             -----------

                    Balance at October 31, 1998                                              $10,205,898
                                                                                             ===========



I - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the six months ended October 31, 1999 and 1998 is as follows:


                                                  Six Months Ended
                                                    October 31,
                                               1999              1998
                                            -----------       -----------
Net income                                  $10,184,885       $   811,830
                                            ===========       ===========

Average shares outstanding-basic              9,866,852        10,143,969
      Dilutive options                          410,697           143,543
      Dilutive warrants                                            17,971
                                            -----------       -----------

Average shares outstanding-diluted           10,277,549        10,305,483
                                            ===========       ===========

Earnings per share:
      Basic                                 $      1.03       $       .08
      Diluted                               $       .99       $       .08

Antidilutive securities not included:
      Options                                   432,500           185,000
                                            ===========       ===========

      Warrants                                       --           391,198
                                            ===========       ===========



J - CAPITAL STOCK

    In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the shareholders from whom the Company purchased an interest in Paaco amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco. A portion of the consideration received consisted of (i) 315,046 shares of the Company's common stock and (ii) a commitment to deliver 355,265 shares of the Company's common stock by April 30, 2000, or, in the absence of receiving such shares, a commitment to deliver a promissory note in the amount of $1,776,325. Between October and December 1999 the Company received the 355,265 shares of its common stock which delivery had been pending. The total value of the consideration received in this transaction ($4.5 million) was recorded as a reduction of goodwill in July 1999.

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

Litigation
    In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these lawsuits, if any, management, based on the advice of counsel, does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Investment Fund
   In November 1998 the Company committed $2.0 million to Monarch Venture Partners' Fund L.L.P. ("Monarch"), a private venture capital fund focusing on high technology businesses, such as Internet related concerns. As of October 31, 1999 the Company had funded approximately $1.3 million of its $2.0 million commitment. The Company expects it will fund the remaining $.7 million over the next 12 months.



L - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the six months ended October 31, 1999 and 1998 are as follows:

                                                                                   Six Months Ended
                                                                                      October 31,
                                                                                 1999              1998
                                                                             -----------        ----------
           Value of stock issued in acquisitions                                                $2,652,108
           Value of securities received in acquisition amendment             $4,452,597
           Inventory acquired in repossession                                 7,616,786          3,274,568
           Notes issued in purchase of property and equipment                 2,044,000
           Interest paid, net of amount capitalized                           4,838,700          2,738,257
           Income taxes paid, net of refund                                   5,058,829            100,000



M - SUBSEQUENT EVENTS

Purchase of Smart Choice
   On December 1, 1999, pursuant to a definitive stock purchase agreement, Crown acquired a 70% voting and economic interest in Smart Choice Automotive Group, Inc. ("Smart Choice") directly from Smart Choice. The purchase price ("Purchase Price") consisted of (i) $3.0 million cash, (ii) the conversion to equity of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price, Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock, which is convertible into 137,158,147 shares of Smart Choice common stock representing 70% of the ownership and voting rights of Smart Choice on an "as converted" basis. The preferred stock carries voting rights equal to the number of common shares into which the preferred stock may be converted.

   Contemporaneously with Crown's purchase of a 70% interest in Smart Choice, approximately $15.0 million of Smart Choice's outstanding debt and preferred stock was converted into shares of common stock representing a 20.7% interest in Smart Choice. In addition, the Paaco minority shareholders converted their 15% interest in Paaco into shares of Smart Choice Series E Convertible Preferred Stock representing a 5% voting and economic interest in Smart Choice. Paaco is now a wholly-owned subsidiary of Smart Choice. In connection with the transactions, each of Paaco and Smart Choice amended and restructured their senior finance receivables and inventory credit facilities on more favorable terms than the facilities they replaced.

   Excluding Paaco, Smart Choice operates eleven "buy-here pay-here" used car dealerships in central Florida. Smart Choice's assets consist principally of (i) finance receivables originated in the sale of used vehicles, and (ii) inventory. For its most recent fiscal year ended December 31, 1998, Smart Choice reported revenues from continuing operations of $95.4 million and a loss from continuing operations of $7.3 million. For the nine months ended September 30, 1999, Smart Choice reported revenues of $71.4 million and a loss from continuing operations of $24.2 million.

Sale of Home Stay
   Effective December 2, 1999 Crown sold its 80% interest in Home Stay to Efficiency Lodge, Inc. for approximately $850,000, of which approximately $210,000 was paid in cash and the balance is payable over five years with interest at an annual rate of prime plus 1%. In connection with the transaction, Crown has been released as a guarantor of Home Stay's mortgage debt of approximately $5.4 million. The Company anticipates reporting a small gain in connection with the transaction.

N - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended October 31, 1999 and 1998. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in CMN and Atlantic Castings. The Company's business segment data for the three months ended October 31, 1999 and 1998 is as follows (in thousands):



                                                        Three Months Ended October 31, 1999
                                ----------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage          Other      Eliminations   Consolidated
                                ----------       --------       --------        --------     ------------   ------------
Revenues:
    Sales and other              $ 36,534       $  1,777       $  1,127        $  1,040                       $ 40,478
    Interest income                 4,405              7            483             601       $   (444)          5,052
                                 --------       --------       --------        --------       --------        --------
          Total                    40,939          1,784          1,610           1,641           (444)         45,530
                                 --------       --------       --------        --------       --------        --------

Costs and expenses:
    Cost of sales                  20,862            746                                                        21,608
    Selling, gen. and admin.        7,738            518          1,214           2,279                         11,749
    Prov. for credit losses         6,779             54             31              --                          6,864
    Interest expense                2,261            138            366             339           (444)          2,660
    Depreciation and amort.           104            245             49             482                            880
                                 --------       --------       --------        --------       --------        --------
          Total                    37,744          1,701          1,660           3,100           (444)         43,761
                                 --------       --------       --------        --------       --------        --------

Security gains and other                                                         10,440                         10,440
                                 --------       --------       --------        --------       --------        --------

Income (loss) before taxes
    and minority interests       $  3,195       $     83       $    (50)       $  8,981       $     --        $ 12,209
                                 ========       ========       ========        ========       ========        ========

Capital expenditures             $    260       $    537       $     16        $    326       $     --        $  1,139
                                 ========       ========       ========        ========       ========        ========

Total assets                     $113,817       $ 15,224       $ 15,499        $ 86,475       $(53,415)       $177,600
                                 ========       ========       ========        ========       ========        ========




                                                            Three Months Ended October 31, 1998
                                 ---------------------------------------------------------------------------------------------
                                 Automobile          IBC's         Mortgage         Other        Eliminations     Consolidated
                                 ----------       ---------       ---------       ---------      ------------     ------------
Revenues:
    Sales and other              $  14,049        $   1,395       $   1,205       $     356                         $  17,005
    Interest income                  2,108                3             393             385        $    (144)           2,745
                                 ---------        ---------       ---------       ---------        ---------        ---------
          Total                     16,157            1,398           1,598             741             (144)          19,750
                                 ---------        ---------       ---------       ---------        ---------        ---------

Costs and expenses:
    Cost of sales                    9,312              551                                                             9,863
    Selling, gen. and admin.         3,614              319           1,116             726                             5,775
    Prov. for credit losses          2,369               10              32                                             2,411
    Interest expense                 1,220               98             304                             (144)           1,478
    Depreciation and amort.             66              163              41             261                               531
                                 ---------        ---------       ---------       ---------        ---------        ---------
          Total                     16,581            1,141           1,493             987             (144)          20,058
                                 ---------        ---------       ---------       ---------        ---------        ---------

Security gains and other                                                                148                               148
                                 ---------        ---------       ---------       ---------        ---------        ---------

Income (loss) before taxes
    and minority interests       $    (424)       $     257       $     105       $     (98)       $      --        $    (160)
                                 =========        =========       =========       =========        =========        =========

Capital expenditures             $     147        $   1,103       $      77       $   2,347        $      --        $   3,674
                                 =========        =========       =========       =========        =========        =========

Total assets                     $  52,465        $  11,438       $  10,981       $  65,502        $ (26,730)       $ 113,656
                                 =========        =========       =========       =========        =========        =========

     The Company's business segment data for the six months ended October 31, 1999 and 1998 is as follows (in thousands):



                                                         Six Months Ended October 31, 1999
                                --------------------------------------------------------------------------------------
                                Automobile        IBC's        Mortgage         Other      Eliminations   Consolidated
                                ----------      --------       --------       --------     ------------   ------------
Revenues:
    Sales and other              $ 76,732       $  3,257       $  2,516       $  1,531                       $ 84,036
    Interest income                 8,777             14            935          1,221       $   (897)         10,050
                                 --------       --------       --------       --------       --------        --------
          Total                    85,509          3,271          3,451          2,752           (897)         94,086
                                 --------       --------       --------       --------       --------        --------

Costs and expenses:
    Cost of sales                  45,497          1,208                                                       46,705
    Selling, gen. and admin.       15,836            975          2,558          3,737                         23,106
    Prov. for credit losses        12,629             53             37                                        12,719
    Interest expense                4,373            275            686            638           (897)          5,075
    Depreciation and amort.           226            472             97            840                          1,635
                                 --------       --------       --------       --------       --------        --------
          Total                    78,561          2,983          3,378          5,215           (897)         89,240
                                 --------       --------       --------       --------       --------        --------

Security gains and other                                                        11,181                         11,181
                                 --------       --------       --------       --------       --------        --------

Income (loss) before taxes
    and minority interests       $  6,948       $    288       $     73       $  8,718       $     --        $ 16,027
                                 ========       ========       ========       ========       ========        ========

Capital expenditures             $    819       $  1,723       $     48       $  1,508       $     --        $  4,098
                                 ========       ========       ========       ========       ========        ========

Total assets                     $113,817       $ 15,224       $ 15,499       $ 86,475       $(53,415)       $177,600
                                 ========       ========       ========       ========       ========        ========




                                                          Six Months Ended October 31, 1998
                                -----------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other        Eliminations    Consolidated
                                ----------       --------       --------       --------      ------------    ------------
Revenues:
    Sales and other              $ 29,909        $  2,677       $  2,356       $    608                        $ 35,550
    Interest income                 3,919               3            804            803        $   (259)          5,270
                                 --------        --------       --------       --------        --------        --------
          Total                    33,828           2,680          3,160          1,411            (259)         40,820
                                 --------        --------       --------       --------        --------        --------

Costs and expenses:
    Cost of sales                  19,755           1,008                                                        20,763
    Selling, gen. and admin.        7,393             629          2,223          1,280                          11,525
    Prov. for credit losses         4,306              10             76                                          4,392
    Interest expense                2,250             190            609                           (259)          2,790
    Depreciation and amort.           135             315             73            518                           1,041
                                 --------        --------       --------       --------        --------        --------
          Total                    33,839           2,152          2,981          1,798            (259)         40,511
                                 --------        --------       --------       --------        --------        --------

Security gains and other                                                            642                             642
                                 --------        --------       --------       --------        --------        --------

Income (loss) before taxes
    and minority interests       $    (11)       $    528       $    179       $    255        $     --        $    951
                                 ========        ========       ========       ========        ========        ========

Capital expenditures             $    374        $  2,168       $    219       $  5,371        $     --        $  8,132
                                 ========        ========       ========       ========        ========        ========

Total assets                     $ 52,465        $ 11,438       $ 10,981       $ 65,502        $(26,730)       $113,656
                                 ========        ========       ========       ========        ========        ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.



FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of El Salvador's government, currency exchange rate fluctuations, the repatriation of funds from El Salvador, domestic or global economic conditions (particularly in the states of Texas and Arkansas), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.



OVERVIEW

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 1999 owned
(i) 100% of America's Car-Mart, Inc. ("Car-Mart") and 85% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"), vertically integrated used car sales and finance companies, (ii) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (iii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iv) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, (v) 80% of Home Stay Lodges I, Ltd. ("Home Stay"), a partnership focusing on the development and operation of extended-stay lodging facilities, and (vi) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. For a summary of the Company's operating results and other financial data by business segment, see Note N of the Company's consolidated financial statements appearing elsewhere in this report. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

   In December 1999 the Company (i) acquired a 70% interest in Smart Choice Automotive Group, Inc., a vertically integrated used car sales and finance company based in Titusville, Florida, and (ii) sold its 80% interest in Home Stay (see Note M of the Company's consolidated financial statements appearing elsewhere in this report).

RESULTS OF OPERATIONS

    The Company has made a variety of acquisitions and business investments over the last two years. Acquisitions involving the purchase of greater than a 50% interest have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions and business investments occurring throughout the last two fiscal years, operating results for the six month periods ending October 31, 1999 and 1998 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the six month periods ending October 31, 1999 and 1998.

                                            1999               1998
                                         --------            --------
    Casino Magic Neuquen                 5 months            6 months
    Concorde                             6 months            6 months
    Paaco                                6 months            6 months
    Precision                            6 months            6 months
    Home Stay                            6 months            6 months
    Car-Mart                             6 months                -
    Crown El Salvador                    6 months                -
    Atlantic Castings                    6 months                -

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998

    Below is a presentation of the operating results for the four principal business segments of the Company for the three months ended October 31, 1999 and 1998. The segments include (i) automobile, which pertains to Car-Mart's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in CMN and Atlantic Castings. The Company's business segment data for the three months ended October 31, 1999 and 1998 is as follows (in thousands):


                                                           Three Months Ended October 31, 1999
                                 ---------------------------------------------------------------------------------------
                                 Automobile       IBC's        Mortgage         Other       Eliminations    Consolidated
                                 ----------     --------       --------        --------     ------------    ------------
Revenues:
    Sales and other              $ 36,534       $  1,777       $  1,127        $  1,040             --        $ 40,478
    Interest income                 4,405              7            483             601       $   (444)          5,052
                                 --------       --------       --------        --------       --------        --------
          Total                    40,939          1,784          1,610           1,641           (444)         45,530
                                 --------       --------       --------        --------       --------        --------

Costs and expenses:
    Cost of sales                  20,862            746             --              --             --          21,608
    Selling, gen. and               7,738            518          1,214           2,279                         11,749
      admin
    Prov. for credit                6,779             54             31              --             --           6,864
      losses
    Interest expense                2,261            138            366             339           (444)          2,660
    Depreciation and                  104            245             49             482                            880
      amort
                                 --------       --------       --------        --------       --------        --------
          Total                    37,744          1,701          1,660           3,100           (444)         43,761
                                 --------       --------       --------        --------       --------        --------

Security gains and other               --             --             --          10,440             --          10,440
                                 --------       --------       --------        --------       --------        --------

Income (loss) before taxes
    and minority interests       $  3,195       $     83       $    (50)       $  8,981       $     --        $ 12,209
                                 ========       ========       ========        ========       ========        ========




                                                                    Three Months Ended October 31, 1998
                                            ------------------------------------------------------------------------------------
                                            Automobile        IBC's      Mortgage         Other      Eliminations   Consolidated
                                            ----------      -------      --------        -------     ------------   ------------
Revenues:
    Sales and other                           $14,049       $ 1,395       $ 1,205        $   356             --        $17,005
    Interest income                             2,108             3           393            385        $  (144)         2,745
                                              -------       -------       -------        -------        -------        -------
          Total                                16,157         1,398         1,598            741           (144)        19,750
                                              -------       -------       -------        -------        -------        -------

Costs and expenses:
    Cost of sales                               9,312           551            --             --             --          9,863
    Selling, gen. and                           3,614           319         1,116            726             --          5,775
       admin
    Prov. for credit                            2,369            10            32             --             --          2,411
       losses
    Interest expense                            1,220            98           304                          (144)         1,478
    Depreciation and                               66           163            41            261                           531
       amort
                                              -------       -------       -------        -------        -------        -------
          Total                                16,581         1,141         1,493            987           (144)        20,058
                                              -------       -------       -------        -------        -------        -------

Security gains and other                           --            --            --            148             --            148
                                              -------       -------       -------        -------        -------        -------

Income (loss) before taxes
    and minority interests                    $  (424)       $  257       $   105       $    (98)       $    --        $  (160)
                                              =======       =======       =======        =======        =======        =======



    Revenues from sales and other for the three months ended October 31, 1999 increased $23.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($19.6 million) and Crown El Salvador ($.7 million) in the Company's consolidated results of operations, and (ii) higher revenues at Paaco ($2.9 million) and Precision ($.4 million). Interest income for the three months ended October 31, 1999 increased $2.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($1.6 million) and (ii) greater interest earned on Paaco's finance receivables portfolio ($.7 million) as a result of growth in the portfolio.

    As a percentage of sales, cost of sales for the three months ended October 31, 1999 decreased to 57.7% from 66.6% in the same period in the prior fiscal year. The decrease is principally the result of including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations. Selling, general and administrative expense for the three months ended October 31, 1999 increased $6.0 million compared to the same period in the prior fiscal year. The increase is principally the result of (i) including Car-Mart ($3.3 million) and Crown El Salvador ($1.2 million) in the Company's consolidated results of operations, and (ii) higher expenses at Paaco ($.8 million), Precision ($.2 million), Concorde ($.1 million) and Home Stay ($.2 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the three months ended October 31, 1999 increased $4.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($3.8 million), and (ii) higher credit losses at Paaco ($.6 million) partially attributable to increased sales levels. Interest expense for the three months ended October 31, 1999 increased $1.2 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($.8 million), and (ii) higher interest expense at Paaco ($.2 million) resulting from an increase in the balance of its revolving credit facility.

    The provision for income taxes for the three months ended October 31, 1999 was $4.8 million on pretax income of $12.2 million. This equates to a 40.0% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.2 million), which earnings are presented on an after tax basis. The benefit for income taxes for the three months ended October 31, 1998 was $.1 million on a pretax loss of $.2 million. This equates to a 35.8% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.1 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended October 31, 1999 (Paaco, Crown El Salvador, and Home Stay) and the three months ended October 31, 1998 (Paaco and Home Stay).



SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1998

     Below is a presentation of the operating results for the four principal business segments of the Company for the six months ended October, 31, 1999 and 1998 (in thousands):

                                                        Six Months Ended October 31, 1999
                                ----------------------------------------------------------------------------------
                                Automobile       IBC's       Mortgage      Other       Eliminations   Consolidated
                                ----------     -------       --------      -----       ------------   ------------
Revenues:
    Sales and other              $76,732       $ 3,257       $ 2,516       $ 1,531            --        $84,036
    Interest income                8,777            14           935         1,221       $  (897)        10,050
                                 -------       -------       -------       -------       -------        -------
          Total                   85,509         3,271         3,451         2,752          (897)        94,086
                                 -------       -------       -------       -------       -------        -------

Costs and expenses:
    Cost of sales                 45,497         1,208            --            --            --         46,705
    Selling, gen. and             15,836           975         2,558         3,737            --         23,106
      admin
    Prov. for credit              12,629            53            37            --            --         12,719
      losses
    Interest expense               4,373           275           686           638          (897)         5,075
    Depreciation and
      amort                          226           472            97           840                        1,635
                                 -------       -------       -------       -------       -------        -------
          Total                   78,561         2,983         3,378         5,215          (897)        89,240
                                 -------       -------       -------       -------       -------        -------

Security gains and other              --            --            --        11,181            --         11,181
                                 -------       -------       -------       -------       -------        -------

Income (loss) before taxes
    and minority interests       $ 6,948       $   288       $    73       $ 8,718       $    --        $16,027
                                 =======       =======       =======       =======       =======        =======

                                                            Six Months Ended October 31, 1998
                               -------------------------------------------------------------------------------------------
                                 Automobile         IBC's         Mortgage        Other      Eliminations     Consolidated
                               ------------    ------------    -----------    -----------   -------------     ------------
Revenues:
    Sales and other              $ 29,909        $  2,677       $  2,356       $    608        $               $ 35,550
    Interest income                 3,919               3            804            803        $   (259)          5,270
                                 --------        --------       --------       --------        --------        --------
          Total                    33,828           2,680          3,160          1,411            (259)         40,820
                                 --------        --------       --------       --------        --------        --------

Costs and expenses:
    Cost of sales                  19,755           1,008                                                        20,763
    Selling, gen. and               7,393             629          2,223          1,280                          11,525
      admin
    Prov. for credit                4,306              10             76                                          4,392
      losses
    Interest expense                2,250             190            609                           (259)          2,790
    Depreciation and
      amort                           135             315             73            518                           1,041
                                 --------        --------       --------       --------        --------        --------
          Total                    33,839           2,152          2,981          1,798            (259)         40,511
                                 --------        --------       --------       --------        --------        --------

Security gains and other                                                            642                             642
                                 --------        --------       --------       --------        --------        --------

Income (loss) before taxes
    and minority interests       $    (11)       $    528       $    179       $    255        $     --        $    951
                                 ========        ========       ========       ========        ========        ========


    Revenues from sales and other for the six months ended October 31, 1999 increased $48.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($40.2 million) and Crown El Salvador ($.9 million) in the Company's consolidated results of operations, and (ii) higher revenues at Paaco ($6.6 million), Precision ($.6 million) and Concorde ($.2 million). Interest income for the six months ended October 31, 1999 increased $4.8 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($3.1 million) and (ii) greater interest earned on Paaco's finance receivable portfolio ($1.8 million) as a result of growth in the portfolio.

    As a percentage of sales, cost of sales for the six months ended October 31, 1999 decreased to 59.6% from 66.3% in the same period in the prior fiscal year. The decrease is principally the result of including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations. Selling, general and administrative expense for the six months ended October 31, 1999 increased $11.6 million compared to the same period in the prior fiscal year. The increase is principally the result of (i) including Car-Mart ($6.4 million) and Crown El Salvador ($1.4 million) in the Company's consolidated results of operations, and
(ii) higher expenses at Paaco ($2.1 million), Precision ($.3 million), Concorde ($.3 million) and Home Stay ($.3 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the six months ended October 31, 1999 increased $8.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($7.0 million), and
(ii) higher credit losses at Paaco ($1.3 million) partially attributable to increased sales levels. Interest expense for the six months ended October 31, 1999 increased $2.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart in the Company's consolidated results of operations ($1.6 million), and (ii) higher interest expense at Paaco ($.6 million) resulting from an increase in the balance of its revolving credit facility.

    The provision for income taxes for the six months ended October 31, 1999 was $6.0 million on pretax income of $16.0 million. This equates to a 39.8% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.9 million), which earnings are presented on an after tax basis. The provision for income taxes for the six months ended October 31, 1998 was $.2 million on pretax income of $1.0 million. This equates to a 64.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.7 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the six months ended October 31, 1999 (Paaco, Crown El Salvador, and Home Stay) and the six months ended October 31, 1998 (Paaco and Home Stay).



LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1999 net cash provided by operating activities amounted to $19.1 million. The principal sources of cash resulted from (i) net income generated by the Company, and (ii) certain non cash expenses (provision for credit losses and depreciation and amortization). Net cash used by investing activities of $18.2 million included (i) a $31.4 million use of cash in finance receivable originations in excess of finance receivable collections, and (ii) a $4.1 million use of cash in the purchase of property and equipment, offset by a $16.5 million source of cash resulting from the sale of the Company's 49% interest in Casino Magic Neuquen. Net cash used by financing activities of $2.3 million principally relates to the purchase of the Company's common stock.

    As of October 31, 1999 the Company's sources of liquidity included approximately (i) $11.5 million of cash on hand, of which $11.3 million was held by Crown, (ii) $39.3 million remaining to be drawn on the revolving credit facilities of Car-Mart, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between September 2000 and January 2002, and bear interest at rates ranging from libor plus 2.0% to prime plus 2.25%.

    As of October 31, 1999 the Company was in compliance with all of its loan agreements, except for Paaco's and Car-Mart's revolving credit facilities. Paaco's financial covenant violation was subsequently cured by amendment and Car-Mart's non-financial covenant violation is expected to be cured by amendment in the immediate future.

    In December 1999 Crown acquired a 70% voting and economic interest in Smart Choice Automotive Group, Inc. The cash utilized in this transaction amounted to $5.3 million. Also in December 1999 Crown sold its 80% interest in Home Stay for $.2 million cash and a $.6 million five year promissory note.

    The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. Car-Mart's, Paaco's, Precision's and Concorde's credit facilities can support the majority of their expected growth over the next twelve months. As of October 31, 1999 the Company had an outstanding commitment of approximately $.7 million pertaining to an investment in a private venture capital fund which focuses on high technology businesses, such as Internet related concerns. The Company plans to fund this commitment from cash on hand.

    In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 4,000,000 shares of the Company's common stock from time to time in the open market. As of October 31, 1999 the Company had repurchased 3,274,717 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



DATA PROCESSING AND YEAR 2000

   Each of Crown and its subsidiaries operate their data processing systems independently. Almost all of the software utilized by the Company is licensed from third parties. The Company believes that all of its significant hardware, software and networking systems are year 2000 compliant. This belief is based upon (i) detailed review of the Company's hardware, software and networking systems, (ii) year 2000 compliance letters obtained from vendors (particularly software vendors), (iii) testing performed by Company personnel, and (iv) testing performed by independent third parties.

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

    The Company has not incurred any appreciable costs in its process of becoming year 2000 compliant, nor does it expect to do so in the future. While the Company believes its significant data processing systems are year 2000 compliant, it plans to take precautionary measures to backup, store and print hard copies of significant financial, accounting and operating records on December 31, 1999. It has also made certain contingency plans in the event some of its systems prove to not be year 2000 compliant.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 22%. These finance receivables have scheduled maturities from one to 36 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 30 to 45 days of origination. The majority of the Company's notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

             Change in               Change in
           Interest Rates         Pretax Earnings
           --------------         ---------------
                                  (in thousands)
                +2%                  $ (960)
                +1%                    (480)
                 0%                       0
                -1%                     480
                -2%                     960

                                     PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 annual meeting of shareholders was held on October 25, 1999. The record date for such meeting was August 27, 1999 on which date there were a total of 9,741,796 shares of common stock outstanding and entitled to vote. At such meeting the election of directors was approved by the Company's shareholders with a summary of the voting as follows:



                                         VOTES               VOTES             VOTES
                 DIRECTOR                 FOR               AGAINST          ABSTAINED
             ------------------        ---------            -------          ---------
             Edward R. McMurphy        5,590,866                259            9,300
             T.J. Falgout, III         5,590,766                359            9,300
             David J. Douglas          5,590,866                259            9,300
             J. David Simmons          5,472,866            118,259            9,300
             Gerald L. Adams           5,590,866                259            9,300
             Robert J. Kehl            5,590,766                359            9,300
             Gerard M. Jacobs          5,590,866                259            9,300



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  27.1   Financial data schedule (1).

          (b)     Reports on Form 8-K:

                  During the fiscal quarter ended October 31, 1999 the Company filed a report on Form 8-K dated October 25, 1999 (event date October 20, 1999) respecting the dismissal of PricewaterhouseCoopers LLP as the Company's independent accountants and the engagement of Grant Thornton LLP as the Company's new independent accountants.


                  -----------------------

                  (1) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                CROWN GROUP, INC.



                                By: /s/  Mark D. Slusser
                                    --------------------------------------------
                                    Mark D. Slusser
                                    Chief Financial Officer, Vice President
                                    Finance and Secretary
                                    (Principal Financial and Accounting Officer)




Dated: December 15, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION
-------      -----------
 27.1        Financial data schedule (1).

             -----------------------

             (1) Filed herewith.