Form 10-Q
period 2000-01-31
CROWN GROUP INC /TX/
filed 2000-03-14
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       For the fiscal quarter ended:               Commission file number:
             JANUARY 31, 2000                             0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


            TEXAS                                       63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
            Title of Each Class                        March 9, 2000
            -------------------                        -------------
    Common stock, par value $.01 per share               8,299,362

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                     January 31, 2000
                                                                                       (unaudited)          April 30, 1999
                                                                                     -----------------     -----------------
Assets:
    Cash and cash equivalents                                                        $       5,097,901     $      12,910,535
    Accounts and other receivables, net                                                      4,726,736             2,572,535
    Mortgage loans held for sale, net                                                       14,676,550            10,636,933
    Finance receivables, net                                                               172,234,219            88,424,897
    Inventory                                                                               14,247,467             9,290,272
    Prepaid and other assets                                                                 5,264,103             2,748,831
    Property and equipment, net                                                             27,038,262            22,055,174
    Investment in CMN and related assets, net                                                                      5,167,161
    Goodwill, net                                                                           27,089,141            14,328,241
                                                                                     -----------------     -----------------

                                                                                     $     270,374,379     $     168,134,579
                                                                                     =================     =================




Liabilities and stockholders' equity:
    Accounts payable                                                                 $       7,407,037     $       4,747,358
    Accrued liabilities                                                                     13,086,189             5,040,007
    Income taxes payable                                                                     5,552,761             3,875,583
    Revolving credit facilities                                                            160,589,368            78,928,121
    Other notes payable                                                                     18,622,760            17,259,544
    Deferred sales tax                                                                       3,636,081             2,713,914
    Deferred income taxes                                                                                            797,437
                                                                                     -----------------     -----------------
          Total liabilities                                                                208,894,196           113,361,964
                                                                                     -----------------     -----------------

    Minority interests                                                                       4,432,732             1,713,731
    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           8,540,862 issued and outstanding (10,096,842 at April 30, 1999)                      85,408               100,968
       Additional paid-in capital                                                           30,309,151            37,970,391
       Retained earnings                                                                    26,652,892            14,987,525
                                                                                     -----------------     -----------------
           Total stockholders' equity                                                       57,047,451            53,058,884
                                                                                     -----------------     -----------------

                                                                                     $     270,374,379     $     168,134,579
                                                                                     =================     =================




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                               Three Months Ended
                                                                                                   January 31,
                                                                                           2000                  1999
                                                                                        -------------         -------------
Revenues:
    Sales                                                                               $  46,632,384         $  18,283,991
    Rental income                                                                           1,025,985               637,044
    Gain on sale of mortgage loans                                                          1,075,075               788,361
    Gaming                                                                                    647,111
    Interest income                                                                         9,123,289             3,172,473
    Interest, fees and rentals from CMN                                                                             133,818
    Other                                                                                     217,043               273,279
                                                                                        -------------         -------------
                                                                                           58,720,887            23,288,966
                                                                                        -------------         -------------

Costs and expenses:
    Cost of sales                                                                          28,745,845            11,675,453
    Selling, general and administrative                                                    13,147,026             6,958,791
    Provision for credit losses                                                             8,669,219             3,986,452
    Interest expense                                                                        4,009,144             1,653,052
    Depreciation and amortization                                                             961,977               598,654
                                                                                        -------------         -------------
                                                                                           55,533,211            24,872,402
                                                                                        -------------         -------------

Other income (expense):
    Equity in earnings (loss) of unconsolidated subsidiaries                                 (312,534)               38,017
    Gain on sale of securities, net                                                           123,268            18,964,236
                                                                                        -------------         -------------
                                                                                             (189,266)           19,002,253
                                                                                        -------------         -------------

        Income before taxes and minority interests                                          2,998,410            17,418,817

Provision for income taxes                                                                  1,256,205             5,914,692
Minority interests                                                                            261,723              (350,923)
                                                                                        -------------         -------------

        Net income                                                                      $   1,480,482         $  11,855,048
                                                                                        =============         =============





Earnings per share:
        Basic                                                                           $         .17         $        1.19
        Diluted                                                                         $         .16         $        1.14


Weighted average number of shares outstanding:
        Basic                                                                               8,790,490             9,942,386
        Diluted                                                                             9,179,744            10,372,333




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                           2000                  1999
                                                                                     ------------------    ------------------
Revenues:
    Sales                                                                               $ 124,967,077          $ 49,598,072
    Rental income                                                                           3,256,153             1,909,059
    Gain on sale of mortgage loans                                                          3,514,169             3,102,014
    Gaming                                                                                  1,581,981
    Interest income                                                                        19,173,127             8,441,975
    Interest, fees and rentals from CMN                                                                             742,831
    Other                                                                                     314,297               314,829
                                                                                        -------------          ------------
                                                                                          152,806,804            64,108,780
                                                                                        -------------          ------------

Costs and expenses:
    Cost of sales                                                                          75,450,574            32,438,788
    Selling, general and administrative                                                    36,253,473            18,483,250
    Provision for credit losses                                                            21,387,881             8,378,413
    Interest expense                                                                        9,084,277             4,442,754
    Depreciation and amortization                                                           2,596,944             1,640,010
                                                                                        -------------          ------------
                                                                                          144,773,149            65,383,215
                                                                                        -------------          ------------

Other income:
    Equity in earnings of unconsolidated subsidiaries                                         630,309               754,445
    Gain on sale of securities, net                                                        10,361,100            18,889,833
                                                                                        -------------          ------------
                                                                                           10,991,409            19,644,278
                                                                                        -------------          ------------

        Income before taxes and minority interests                                         19,025,064            18,369,843

Provision for income taxes                                                                  7,266,343             6,065,681
Minority interests                                                                             93,354              (362,716)
                                                                                        -------------          ------------

        Net income                                                                      $  11,665,367          $ 12,666,878
                                                                                        =============          ============





Earnings per share:
        Basic                                                                           $        1.23          $       1.26
        Diluted                                                                         $        1.18          $       1.23


Weighted average number of shares outstanding:
        Basic                                                                               9,508,064            10,076,775
        Diluted                                                                             9,911,777            10,335,480




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.
(UNAUDITED)



                                                                    Three Months Ended               Nine Months Ended
                                                                        January 31,                     January 31,
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
Net income                                                     $  1,480,482    $ 11,855,048    $ 11,665,367    $ 12,666,878
Change in unrealized appreciation of securities, net of tax:
    Unrealized appreciation arising during period                                 6,339,173                      14,565,465
    Less realized gain included in net income                                   (12,516,396)                    (12,467,290)
                                                               ------------    ------------    ------------    ------------
                                                                                 (6,177,223)                      2,098,175
                                                               ------------    ------------    ------------    ------------
         Comprehensive income                                  $  1,480,482    $  5,677,825    $ 11,665,367    $ 14,765,053
                                                               ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                  January 31,
                                                                                           2000                  1999
                                                                                    -------------------    ------------------
Operating activities:
  Net income                                                                            $  11,665,367         $  12,666,878
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                         2,596,944             1,640,010
      Accretion of purchase discount                                                       (1,082,634)             (695,869)
      Deferred income taxes                                                                (2,349,763)             (206,002)
      Provision for credit losses                                                          21,387,881             8,378,413
      Minority interests                                                                       93,354              (362,716)
      Gain on sale of mortgage loans                                                       (3,514,169)           (3,102,014)
      Gain on sale of assets                                                                 (105,840)             (265,387)
      Gain on sale of securities                                                          (10,361,100)          (18,889,833)
      Equity in earnings of unconsolidated subsidiaries                                      (630,309)             (754,445)
      Changes in assets and liabilities, net of acquisitions:
           Accounts and other receivables                                                    (611,689)           (1,512,746)
           Mortgage loans originated or acquired                                         (106,822,237)          (67,572,153)
           Mortgage loans sold and principal repayments                                   106,190,189            73,203,758
           Inventory                                                                       14,660,789             4,754,843
           Prepaids and other assets                                                         (575,905)             (197,171)
           Accounts payable, accrued liabilities and deferred sales tax                    (3,800,855)            2,621,532
           Income taxes payable                                                             1,677,177             1,282,248
                                                                                        -------------         -------------
                  Net cash provided by operating activities                                28,417,200            10,989,346
                                                                                        -------------         -------------

Investing activities:
           Finance receivable originations                                               (113,364,312)          (44,465,402)
           Finance receivable collections                                                  64,322,170            18,629,316
           Purchase of property and equipment                                              (5,848,753)          (12,184,078)
           Sale of assets                                                                     856,913             1,802,286
           Purchase of securities                                                                                (1,995,030)
           Sale of securities                                                              16,762,325            21,122,595
           Dividends and collections of notes receivable from CMN                             306,487             1,665,685
           Purchase of Car-Mart, net of cash acquired                                                           (33,420,470)
           Purchase of Smart Choice, net of cash acquired                                    (866,741)
                                                                                        -------------         -------------
                  Net cash used by investing activities                                   (37,831,911)          (48,845,098)
                                                                                        -------------         -------------

Financing activities:
           Capital contribution from minority owner                                                                  60,000
           Purchase of common stock                                                        (4,492,823)           (1,213,746)
           Proceeds from revolving credit facilities, net                                   6,228,247            30,606,220
           Proceeds from (repayments of) other debt, net                                     (133,347)            5,635,271
                                                                                        -------------         -------------
                  Net cash provided by financing activities                                 1,602,077            35,087,745
                                                                                        -------------         -------------

Decrease in cash and cash equivalents                                                      (7,812,634)           (2,768,007)
Cash and cash equivalents at:            Beginning of period                               12,910,535             6,481,706
                                                                                        -------------         -------------

                                         End of period                                  $   5,097,901         $   3,713,699
                                                                                        =============         =============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - HISTORY AND DESCRIPTION OF BUSINESS

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of January 31, 2000 owned 99% of America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At January 31, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"),
(ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (iv) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

Goodwill
   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Smart Choice, Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At January 31, 2000 accumulated amortization of goodwill amounted to $1,610,663.

Reclassifications
   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2000 presentation.

C - ACQUISITIONS AND DISPOSITIONS

Smart Choice Purchase
   On December 1, 1999, Crown acquired a 70% voting and economic interest in Smart Choice directly from Smart Choice. The purchase price ("Purchase Price") consisted of (i) $3.0 million in cash, (ii) the conversion of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock, which is convertible into 137,158,147 shares of Smart Choice common stock representing 70% of the ownership and voting rights of Smart Choice on an "as converted" basis. The cash consideration paid by Crown was obtained from working capital. The activities of Smart Choice have been included in the Company's consolidated results of operations since the acquisition date.

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

   Car-Mart was founded in 1981 and operates "buy-here pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. The majority of Car-Mart's assets consists of over 16,000 retail installment contracts. Car-Mart's revenues for the fiscal years ended May 31, 1998 and 1997 were approximately $65.7 million and $58.1 million, respectively.

Casino Magic Neuquen Sale
   Effective October 1, 1999 the Company sold its 49% interest in Casino Magic Neuquen ("CMN") and related assets for $16.5 million cash resulting in a gain before income taxes of $10.2 million. The gain, which is net of a $.5 million bonus pursuant to the Company's executive compensation program, is included in gain on sale of securities in the consolidated statements of operations. The operating results of CMN for the five months ended September 30, 1999 and nine months ended January 31, 1999 are as follows (in thousands):

                                                                         Five Months             Nine Months
                                                                            Ended                   Ended
                                                                     September 30, 1999       January 31, 1999
                                                                     --------------------     ------------------
                       Revenues                                      $              9,929     $           16,081
                       Costs and expenses                                           6,732                 10,296
                       Lawsuit settlement and costs                                                          917
                       Interest, fees and rentals to shareholders                                          1,070
                       Provision for income taxes                                   1,135                  1,513
                                                                     --------------------     ------------------

                               Net income                            $              2,062     $            2,285
                                                                     ====================     ==================

Home Stay Sale
   Effective December 2, 1999 Crown sold its 80% interest in Home Stay Lodges I, Ltd. ("Home Stay") to Efficiency Lodge, Inc. for approximately $850,000, of which approximately $210,000 was paid in cash and the balance is payable over five years with interest at an annual rate of prime plus 1%. In connection with the transaction, Crown has been released as a guarantor of Home Stay's mortgage debt of approximately $5.4 million. The gain of approximately $.1 million is included in gain on sale of securities in the consolidated statements of operations.

Pro Forma Financial Information
   The following unaudited pro forma condensed consolidated results of operations of the Company for the nine months ended January 31, 2000 and January 31, 1999 were prepared as if the above described acquisitions and dispositions had occurred on May 1, 1999 and May 1, 1998, respectively (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisitions, net of cash received in the dispositions, (ii) recording interest expense on the debt issued in the Car-Mart acquisition, (iii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted to Smart Choice common stock,
(iv) amortizing goodwill created in the Smart Choice acquisition, (v) adjusting interest income resulting from purchase accounting entries, (vi) eliminating the write off of historical goodwill, and (vii) adjusting income tax expense to reflect the above described adjustments.

                                                                                Nine Months Ended
                                                                                   January 31,
                                                                             2000               1999
                                                                        ---------------    ----------------
                        Revenues                                            $  199,289          $  184,237
                        Net income                                                 117               7,666
                        Earnings per share - diluted                        $      .01          $      .74

   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisitions and dispositions taken place on the dates indicated.


D - FINANCE RECEIVABLES

  The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 26% per annum and provide for payments over periods ranging from 12 to 46 months. A summary of finance receivables as of January 31, 2000 and April 30, 1999 is as follows:

                                                                         January 31,          April 30,
                                                                             2000               1999
                                                                        ---------------     --------------
                        Finance receivables                             $ 256,053,318       $ 123,142,202
                        Unearned finance charges                          (40,988,545)        (16,669,411)
                        Allowance for credit losses                       (40,863,393)        (17,045,063)
                        Purchase discounts                                 (1,967,161)         (1,002,831)
                                                                        -------------       -------------

                                                                        $ 172,234,219       $  88,424,897
                                                                        =============       =============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Paaco, Car-Mart and Smart Choice, the Company valued Paaco's, Car-Mart's and Smart Choice's finance receivables portfolios at market value and determined that purchase discounts of $1,577,781, $864,165 and $2,046,964, respectively, were appropriate. These discounts are being amortized over the life of the related finance receivables portfolios that existed on the dates of purchase using the interest method.

   A summary of the finance receivables allowance for credit losses for the period from April 30, 1999 to January 31, 2000 is as follows:

                         Balance at April 30, 1999                                            $ 17,045,063
                         Acquisition of Smart Choice                                            21,047,112
                         Provision for credit losses                                            21,387,881
                         Net charge offs                                                       (18,616,663)
                                                                                              ------------

                            Balance at January 31, 2000                                       $ 40,863,393
                                                                                              ============

   In addition to the finance receivables allowance for credit losses the Company also has an allowance for credit losses on mortgage loans held for sale ($297,200) and trade accounts receivable ($50,000) as of January 31, 2000.

E - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of January 31, 2000 and April 30, 1999 is as follows:

                                                                          January 31,          April 30,
                                                                             2000                1999
                                                                        ---------------    ----------------
                        Land and buildings                                 $ 7,995,411         $ 8,651,003
                        Rental equipment                                     9,817,615           7,644,949
                        Furniture, fixtures and equipment                    9,440,065           5,691,910
                        Leasehold improvements                               3,165,386           2,003,575
                        Less accumulated depreciation and amortization      (3,380,215)         (1,936,263)
                                                                           -----------         -----------

                                                                           $27,038,262         $22,055,174
                                                                           ===========         ===========



F - DEBT

   A summary of debt as of January 31, 2000 is as follows:

                                                Revolving Credit Facilities
    ---------------------------------------------------------------------------------------------------------------------
                                          Facility       Interest                        Primary           Balance at
       Borrower           Lender           Amount          Rate          Maturity       Collateral      January 31, 2000
    --------------    --------------    -----------    ------------     ----------    -------------    ------------------
    Smart Choice      Finova             $100 million  Prime + 2.25%    Nov 2004      Finance rec.         $   75,633,325
    Paaco             Finova             $60  million  Prime + 2.25%    Nov 2004      Finance rec.             46,833,680
    Car-Mart          Bank of America    $30  million  Prime + 1.13%    Jan 2002      Finance rec.             27,407,277
    Concorde          Bank One           $20  million  Libor + 2.00%    Sep 2000      Mortgage loans            9,546,952
    Precision         Wells Fargo        $8   million  Prime            Dec 2000      IBC's and rec.            1,168,134
                                                                                                           --------------

                                                                                                           $  160,589,368
                                                                                                           ==============

                                                     Other Notes Payable
    ---------------------------------------------------------------------------------------------------------------------
                                          Facility       Interest                        Primary           Balance at
       Borrower           Lender           Amount          Rate          Maturity       Collateral      January 31, 2000
    --------------    --------------    -----------    -------------    ----------    -------------    ------------------
    Crown             Car-Mart sellers   N/A           8.50%            Jan  2004     Finance rec          $   7,500,000
    Crown             Bank of America    N/A           7.00%            Apr  2001     Equipment                2,316,000
    Precision         South Trust Bank   N/A           7.35%            Jan  2014     Real estate                654,437
    Paaco             Chase Texas        N/A           8.50%            May  2003     Real estate                887,858
    Paaco             Heller Financial   N/A           Prime + 2.25%    Dec  2015     Real estate                607,069
    Smart Choice      Huntington         N/A           Prime + .75%     Jul  2001     Real estate              2,118,981
    Smart Choice      High Capital       N/A           10.0%            Nov  2001     None                     1,000,000
    Various           Various            N/A           Various          Various       Real estate              3,538,415
                                                                                                           -------------

                                                                                                           $  18,622,760
                                                                                                           =============

    Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. The Company was in compliance with all of its loan agreements as of January 31, 2000. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined.

G - COMPREHENSIVE INCOME INFORMATION

    Supplemental comprehensive income disclosures for the three and nine months ended January 31, 1999 are as follows:

                                                                                   Three Months           Nine Months
                                                                                      Ended                  Ended
                                                                                 January 31, 1999      January 31, 1999
                                                                                ------------------    ------------------
             Gross unrealized appreciation of securities arising during period        $  9,604,808          $ 22,068,886
             Provision for income taxes                                                  3,265,635             7,503,421
                                                                                      ------------          ------------

                    Unrealized appreciation of securities arising during period       $  6,339,173          $ 14,565,465
                                                                                      ============          ============

    Changes to unrealized appreciation of securities for the three and nine months ended January 31, 1999 are as follows:

                                                                                  Three Months           Nine Months
                                                                                     Ended                  Ended
                                                                                January 31, 1999      January 31, 1999
                                                                               -------------------    ------------------
            Balance at beginning of period                                           $ 10,205,898          $  1,930,500

            Unrealized appreciation of securities arising during period                 6,339,173            14,565,465
            Less realized gain included in net income                                 (12,516,396)          (12,467,290)
                                                                                     ------------          ------------

                    Balance at January 31, 1999                                      $  4,028,675          $  4,028,675
                                                                                     ============          ============



H - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended January 31, 2000 and 1999 is as follows:

                                                           Three Months Ended                         Nine Months Ended
                                                               January 31,                               January 31,
                                                        2000                 1999                 2000                 1999
                                                     -----------         ------------         ------------         ------------
           Net income                                $ 1,480,482         $ 11,855,048         $ 11,665,367         $ 12,666,878
                                                     ===========         ============         ============         ============

           Average shares outstanding-basic            8,790,490            9,942,386            9,508,064           10,076,775
                 Dilutive options                        389,254              429,947              403,713              240,555
                 Dilutive warrants                                                                                       18,150
                                                     -----------         ------------         ------------         ------------

           Average shares outstanding-diluted          9,179,744           10,372,333            9,911,777           10,335,480
                                                     ===========         ============         ============         ============

           Earnings per share:
                 Basic                               $       .17         $       1.19         $       1.23         $       1.26
                 Diluted                             $       .16         $       1.14         $       1.18         $       1.23

           Antidilutive securities not included:
                 Options                                 432,500              432,500              432,500              295,000
                                                     ===========         ============         ============         ============

                 Warrants                                     --              391,198                   --              391,198
                                                     ===========         ============         ============         ============

I - CAPITAL STOCK

    In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the shareholders from whom the Company purchased an interest in Paaco amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco. A portion of the consideration received consisted of 670,311 shares of the Company's common stock. The total value of the consideration received in this transaction ($4.5 million) was recorded as a reduction of goodwill in July 1999.


J - COMMITMENTS AND CONTINGENCIES

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

Class Action Lawsuit
    In March 1999, prior to Crown's ownership interest in Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Smart Choice securities at artificially inflated prices. The plaintiffs seek unspecified damages. Smart Choice intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions. The two class action lawsuits have subsequently been consolidated.

Other Litigation
    In the ordinary course of business, the Company has become a defendant in various other types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these ordinary course of business lawsuits, if any, management, based on the advice of counsel, does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

Investment Fund
   In November 1998 the Company committed $2.0 million to Monarch Venture Partners' Fund L.L.P. ("Monarch"), a private venture capital fund focusing on high technology businesses, such as Internet related concerns. As of January 31, 2000 the Company had funded approximately $1.4 million of its $2.0 million commitment. The Company expects it will fund the remaining $.6 million over the next 12 months.

K - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 2000 and 1999 are as follows:

                                                                                 Nine Months Ended
                                                                                    January 31,
                                                                               2000              1999
                                                                          --------------    ---------------
           Issuance of notes in acquisition                                                 $     7,500,000
           Value of stock issued in acquisitions                                                  2,652,108
           Value of securities received in acquisition amendment          $    4,452,597
           Inventory acquired in repossession                                 14,051,983          5,057,773
           Notes issued in purchase of property and equipment                  2,044,000
           Interest paid, net of amount capitalized                            8,598,058          4,274,642
           Income taxes paid, net of refund                                    8,058,829          4,954,189

L - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended January 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Atlantic Castings. The Company's business segment data for the three months ended January 31, 2000 and 1999 is as follows (in thousands):


                                                          Three Months Ended January 31, 2000
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage         Other        Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     45,929    $      1,849    $     1,080    $       740                      $      49,598
       Interest income                8,447              18            481            856     $        (679)           9,123
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,376           1,867          1,561          1,596              (679)          58,721
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 27,979             767                                                           28,746
       Selling, gen. and admin.       9,708             474          1,290          1,675                             13,147
       Prov. for credit losses        8,570              29             70                                             8,669
       Interest expense               3,785             149            366            388              (679)           4,009
       Depreciation and amort.          332             254             51            325                                962
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   50,374           1,673          1,777          2,388              (679)          55,533
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                          (190)                              (190)
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interests  $      4,002    $        194    $      (216)   $      (982)    $       -        $       2,998
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $        289    $      1,389    $        14    $        59     $       -        $       1,751
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $    217,337    $     16,326    $    16,000    $    76,542     $     (55,831)   $     270,374
                               ============    ============    ===========    ===========     =============    =============



                                                          Three Months Ended January 31, 1999
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's         Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     17,765    $      1,188    $       890    $       274                      $      20,117
       Interest income                2,542               3            388            429     $        (190)           3,172
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   20,307           1,191          1,278            703              (190)          23,289
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 11,314             362                                                           11,676
       Selling, gen. and admin.       4,292             392          1,074          1,200                              6,958
       Prov. for credit losses        3,929              13             44                                             3,986
       Interest expense               1,433              93            281             36              (190)           1,653
       Depreciation and amort.          112             185             42            260                                599
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   21,080           1,045          1,441          1,496              (190)          24,872
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,002                -            19,002
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest   $       (773)   $        146    $      (163)   $    18,209     $          -     $      17,419
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $        339    $        670    $        11    $     3,032     $          -     $       4,052
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $     97,648    $     12,213    $    13,539    $    79,799     $     (44,305)   $     158,894
                               ============    ============    ===========    ===========     =============    =============

      The Company's business segment data for the nine months ended January 31, 2000 and 1999 is as follows (in thousands):


                                                           Nine Months Ended January 31, 2000

                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $    122,661    $      5,106    $     3,596    $     2,271                      $     133,634
       Interest income               17,224              32          1,416          2,077     $      (1,576)          19,173
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                  139,885           5,138          5,012          4,348            (1,576)         152,807
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 73,476           1,975                                                           75,451
       Selling, gen. and admin.      25,544           1,449          3,848          5,412                             36,253
       Prov. for credit losses       21,199              82            107                                            21,388
       Interest expense               8,158             424          1,052          1,026            (1,576)           9,084
       Depreciation and amort.          558             726            148          1,165                              2,597
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                  128,935           4,656          5,155          7,603            (1,576)         144,773
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        10,991                             10,991
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interests  $     10,950    $        482    $      (143)   $     7,736     $           -    $      19,025
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $      1,108    $      3,112    $        62    $     1,567     $           -    $       5,849
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $    217,337    $     16,326    $    16,000    $    76,542     $     (55,831)   $     270,374
                               ============    ============    ===========    ===========     =============    =============



                                                           Nine Months Ended January 31, 1999

                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     47,674    $      3,865    $     3,246    $       882                      $      55,667
       Interest income                6,461               6          1,192          1,232     $        (449)           8,442
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,135           3,871          4,438          2,114              (449)          64,109
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 31,069           1,370                                                           32,439
       Selling, gen. and admin.      11,685           1,021          3,297          2,480                             18,483
       Prov. for credit losses        8,235              23            120                                             8,378
       Interest expense               3,683             283            890             36              (449)           4,443
       Depreciation and amort.          247             500            115            778                              1,640
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,919           3,197          4,422          3,294              (449)          65,383
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,644                             19,644
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income before taxes
       and minority interest   $       (784)   $        674    $        16    $    18,464     $           -    $      18,370
                               ============    ============    ===========    ===========     =============    =============

   Capital expenditures        $        713    $      2,838    $       230    $     8,403     $           -    $      12,184
                               ============    ============    ===========    ===========     =============    =============

   Total assets                $     97,648    $     12,213    $    13,539    $    79,799     $     (44,305)   $    158,894
                               ============    ============    ===========    ===========     =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.


FORWARD-LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of El Salvador's government, currency exchange rate fluctuations, the repatriation of funds from El Salvador, domestic or global economic conditions (particularly in the states of Texas, Florida and Arkansas), changes in foreign or domestic tax laws or the administration of such laws and changes in gaming or lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


OVERVIEW

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of January 31, 2000 owned 99% of America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At January 31, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"),
(ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 50.1% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (iv) 45% of Atlantic Castings, Inc. ("Atlantic Castings"), an investment casting manufacturer of turbine engine components. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

RESULTS OF OPERATIONS

    The Company has made a variety of acquisitions, dispositions and business investments over the last two years. Acquisitions involving the purchase of greater than a 50% interest have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions, dispositions and business investments occurring throughout the last two fiscal years, operating results for the nine month periods ending January 31, 2000 and 1999 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the nine month periods ending January 31, 2000 and 1999.

                                                                                            Number of Months
                                             Month Crown           Month                 Included in Nine Months
                                              Acquired             Crown                    Ended January 31,
                   Entity                     or Formed             Sold                2000                1999
      ---------------------------------    ----------------    ---------------     ---------------    -----------------
      Casino Magic Neuquen                      6-97               10-99              5 months            9 months
      Concorde                                  6-97                                  9 months            9 months
      Paaco                                     1-98                                  9 months            9 months
      Precision                                 2-98                                  9 months            9 months
      Home Stay                                 5-98               12-99              7 months            9 months
      Car-Mart                                  1-99                                  9 months           1/2 month
      Crown El Salvador                         2-99                                  9 months               -
      Atlantic Castings                         3-99                                  9 months               -
      Smart Choice                             12-99                                  2 months               -

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1999

    Below is a presentation of the operating results for the four principal business segments of the Company for the three months ended January 31, 2000 and 1999. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Atlantic Castings. The Company's business segment data for the three months ended January 31, 2000 and 1999 is as follows (in thousands):


                                                          Three Months Ended January 31, 2000
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     45,929    $      1,849    $     1,080    $       740                      $      49,598
       Interest income                8,447              18            481            856     $        (679)           9,123
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,376           1,867          1,561          1,596              (679)          58,721
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 27,979             767                                                           28,746
       Selling, gen. and admin.       9,708             474          1,290          1,675                             13,147
       Prov. for credit losses        8,570              29             70                                             8,669
       Interest expense               3,785             149            366            388              (679)           4,009
       Depreciation and amort.          332             254             51            325                                962
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   50,374           1,673          1,777          2,388              (679)          55,533
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                          (190)                              (190)
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interests  $      4,002    $        194    $      (216)   $      (982)    $           -    $       2,998
                               ============    ============    ===========    ===========     =============    =============




                                                          Three Months Ended January 31, 1999
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     17,765    $      1,188    $       890    $       274                      $      20,117
       Interest income                2,542               3            388            429     $        (190)           3,172
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   20,307           1,191          1,278            703              (190)          23,289
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 11,314             362                                                           11,676
       Selling, gen. and admin.       4,292             392          1,074          1,200                              6,958
       Prov. for credit losses        3,929              13             44                                             3,986
       Interest expense               1,433              93            281             36              (190)           1,653
       Depreciation and amort.          112             185             42            260                                599
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   21,080           1,045          1,441          1,496              (190)          24,872
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,002                             19,002
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interest   $       (773)   $        146    $      (163)   $    18,209     $          -     $      17,419
                               ============    ============    ===========    ===========     =============    =============


    Revenues from sales and other for the three months ended January 31, 2000 increased $29.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($14.3 million), Smart Choice ($9.5 million), and Crown El Salvador ($.6 million) in the Company's consolidated results of operations, and (ii) higher revenues at Paaco ($4.4 million) and Precision ($.7 million). Interest income for the three months ended January 31, 2000 increased $6.0 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($1.2 million) and Smart Choice ($3.8 million) in the Company's consolidated results of operations and (ii) greater interest earned on Paaco's finance receivables portfolio ($.8 million) as a result of growth in the portfolio.

    As a percentage of sales, cost of sales for the three months ended January 31, 2000 decreased to 61.6% from 63.9% in the same period in the prior fiscal year. The decrease is principally the result of including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations. Selling, general and administrative expense for the three months ended January 31, 2000 increased $6.2 million compared to the same period in the prior fiscal year. The increase is principally the result of (i) including Car-Mart ($2.6 million), Smart Choice ($2.8 million) and Crown El Salvador ($.7 million) in the Company's consolidated results of operations, and (ii) higher expenses at Paaco ($.1 million), Precision ($.1 million) and Concorde ($.2 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the three months ended January 31, 2000 increased $4.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($2.1 million) and Smart Choice ($2.3 million) in the Company's consolidated results of operations, and (ii) higher credit losses at Paaco ($.2 million) partially attributable to an increase in the finance receivables portfolio as a result of increased sales levels. Interest expense for the three months ended January 31, 2000 increased $2.4 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($.7 million) and Smart Choice ($1.5 million) in the Company's consolidated results of operations, and (ii) higher interest expense at Paaco ($.2 million) resulting from an increase in the balance of its revolving credit facility.

    The provision for income taxes for the three months ended January 31, 2000 was $1.3 million on pretax income of $3.0 million. This equates to a 37.9% effective tax rate after removing from pretax income the equity in loss of unconsolidated subsidiaries ($.3 million), which loss is presented on an after tax basis. The provision for income taxes for the three months ended January 31, 1999 was $5.9 million on pretax income of $17.4 million. This equates to a 34.0% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.1 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended January 31, 2000 (Smart Choice, Paaco, Crown El Salvador, and Home Stay) and the three months ended January 31, 1999 (Paaco and Home Stay).



NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 1999

     Below is a presentation of the operating results for the four principal business segments of the Company for the nine months ended January, 31, 2000 and 1999 (in thousands):


                                                           Nine Months Ended January 31, 2000
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $    122,661    $      5,106    $     3,596    $     2,271                      $     133,634
       Interest income               17,224              32          1,416          2,077     $      (1,576)          19,173
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                  139,885           5,138          5,012          4,348            (1,576)         152,807
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 73,476           1,975                                                           75,451
       Selling, gen. and admin.      25,544           1,449          3,848          5,412                             36,253
       Prov. for credit losses       21,199              82            107                                            21,388
       Interest expense               8,158             424          1,052          1,026            (1,576)           9,084
       Depreciation and amort.          558             726            148          1,165                              2,597
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                  128,935           4,656          5,155          7,603            (1,576)         144,773
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        10,991                             10,991
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income (loss) before taxes
       and minority interests  $     10,950    $        482    $      (143)   $     7,736     $           -    $      19,025
                               ============    ============    ===========    ===========     =============    =============

                                                           Nine Months Ended January 31, 1999
                               ---------------------------------------------------------------------------------------------
                                Automobile         IBC's        Mortgage        Other         Eliminations     Consolidated
                               ------------    ------------    -----------    -----------     -------------    -------------
   Revenues:
       Sales and other         $     47,674    $      3,865    $     3,246    $       882                      $      55,667
       Interest income                6,461               6          1,192          1,232     $        (449)           8,442
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,135           3,871          4,438          2,114              (449)          64,109
                               ------------    ------------    -----------    -----------     -------------    -------------

   Costs and expenses:
       Cost of sales                 31,069           1,370                                                           32,439
       Selling, gen. and admin.      11,685           1,021          3,297          2,480                             18,483
       Prov. for credit losses        8,235              23            120                                             8,378
       Interest expense               3,683             283            890             36              (449)           4,443
       Depreciation and amort.          247             500            115            778                              1,640
                               ------------    ------------    -----------    -----------     -------------    -------------
             Total                   54,919           3,197          4,422          3,294              (449)          65,383
                               ------------    ------------    -----------    -----------     -------------    -------------

   Security gains and other                                                        19,644                             19,644
                               ------------    ------------    -----------    -----------     -------------    -------------

   Income before taxes
       and minority interest   $       (784)   $        674    $        16    $    18,464     $           -    $      18,370
                               ============    ============    ===========    ===========     =============    =============


    Revenues from sales and other for the nine months ended January 31, 2000 increased $78.0 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($54.5 million), Smart Choice ($9.5 million) and Crown El Salvador ($1.6 million) in the Company's consolidated results of operations, and (ii) higher revenues at Paaco ($11.0 million), Precision ($1.2 million) and Concorde ($.3 million). Interest income for the nine months ended January 31, 2000 increased $10.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($4.4 million) and Smart Choice ($3.8 million) in the Company's consolidated results of operations, and (ii) greater interest earned on Paaco's finance receivables portfolio ($2.6 million) as a result of growth in the portfolio.

    As a percentage of sales, cost of sales for the nine months ended January 31, 2000 decreased to 60.4% from 65.4% in the same period in the prior fiscal year. The decrease is principally the result of including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations. Selling, general and administrative expense for the nine months ended January 31, 2000 increased $17.8 million compared to the same period in the prior fiscal year. The increase is principally the result of (i) including Car-Mart ($9.0 million), Smart Choice ($2.8 million) and Crown El Salvador ($2.1 million) in the Company's consolidated results of operations, and (ii) higher expenses at Paaco ($2.1 million), Precision ($.4 million), Concorde ($.6 million) and Home Stay ($.5 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the nine months ended January 31, 2000 increased $13.0 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($9.1 million) and Smart Choice ($2.3 million) in the Company's consolidated results of operations, and
(ii) higher credit losses at Paaco ($1.5 million) partially attributable to an increase in the finance receivables portfolio as a result of increased sales levels. Interest expense for the nine months ended January 31, 2000 increased $4.6 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Car-Mart ($2.2 million) and Smart Choice ($1.5 million) in the Company's consolidated results of operations, and
(ii) higher interest expense at Paaco ($.7 million) resulting from an increase in the balance of its revolving credit facility.

    The provision for income taxes for the nine months ended January 31, 2000 was $7.3 million on pretax income of $19.0 million. This equates to a 39.5% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.6 million), which earnings are presented on an after tax basis. The provision for income taxes for the nine months ended January 31, 1999 was $6.1 million on pretax income of $18.4 million. This equates to a 34.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.8 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the nine months ended January 31, 2000 (Smart Choice, Paaco, Crown El Salvador, and Home Stay) and the nine months ended January 31, 1999 (Paaco and Home Stay).


LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 31, 2000, net cash provided by operating activities amounted to $28.4 million. The principal sources of cash resulted from (i) net income, (ii) certain non cash expenses (provision for credit losses and depreciation and amortization), and (iii) repossession of vehicles which is included in the change in inventory. Net cash used by investing activities of $37.8 million included (i) a $49.0 million use of cash in finance receivable originations in excess of finance receivable collections, and (ii) a $5.8 million use of cash in the purchase of property and equipment, offset by a $16.8 million source of cash resulting from the sale of the Company's 49% interest in Casino Magic Neuquen ($16.5 million) and the sale of Home Stay ($.3 million). Net cash provided by financing activities of $1.6 million principally relates to
(i) net borrowings from revolving credit facilities ($6.2 million), offset by
(ii) purchases of the Company's common stock ($4.5 million).

    As of January 31, 2000 the Company's sources of liquidity included approximately (i) $5.1 million of cash on hand, of which $3.6 million was held by Crown, (ii) an aggregate of $57.4 million remaining to be drawn on the revolving credit facilities of Car-Mart, Smart Choice, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. Based on the collateral on hand at January 31, 2000, the Company's subsidiaries could have collectively drawn an additional $10.3 million on their revolving credit facilities. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between September 2000 and November 2004, and bear interest at rates ranging from Libor plus 2.0% to prime plus 2.25%. The advance rates on eligible finance receivables declines from 85.0% to 70.0% for Smart Choice and from 72.0% to 67.5% for Paaco over the term of the respective credit facilities. The Company expects that it will have adequate liquidity to satisfy the reductions in advance rates over the terms of the credit facilities.

    The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The credit facilities of Car-Mart, Smart Choice, Paaco, Precision and Concorde are expected to be able to support the majority of their anticipated growth over the next twelve months. As of January 31, 2000 the Company had an outstanding commitment of approximately $.6 million pertaining to an investment in a private venture capital fund which focuses on high technology businesses, such as Internet related concerns. The Company plans to fund this commitment from cash on hand.

    In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 4,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of January 31, 2000 the Company had repurchased 3,764,317 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 46 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 30 to 45 days of origination. The majority of the Company's notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

     The table below illustrates the impact which hypothetical changes in market interest rates could have on the Company's pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remain in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments and projected repossessions, and
(iii) there is no change in prepayment rates as a result of the interest rate changes.

                                          Change in               Change in
                                        Interest Rates         Pretax Earnings
                                      -------------------     -------------------
                                                                (in thousands)
                                             +2%                     $   (2,148)
                                             +1%                         (1,074)
                                              0%                              0
                                             -1%                          1,074
                                             -2%                          2,148

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.1   Financial data schedule (1).

     (b) Reports on Form 8-K:

         During the fiscal quarter ended January 31, 2000 the Company filed a report on Form 8-K dated December 13, 1999 (event date December 1,
         1999) respecting the acquisition of Smart Choice Automotive Group, Inc.

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




Dated: March 13, 2000

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                  Description
-----------                  -----------
    27.1               Financial Data Schedule