Form 10-K
period 2000-04-30
CROWN GROUP INC /TX/
filed 2000-07-27
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:               Commission file number:
              APRIL 30, 2000                             0-14939



                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)



                   TEXAS                                 63-0851141
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 24, 2000 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (5,567,525 shares) was $28,707,551.

As of July 24, 2000 there were 8,120,462 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 are incorporated by reference into
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its existing businesses, and the potential acquisition or development of businesses in other fields. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, changes in the industries in which the Company operates, competition, dependence on existing management, the stability of El Salvador's government, currency exchange rate fluctuations, the repatriation of funds from El Salvador, domestic or global economic conditions (particularly in the states of Texas, Arkansas and Florida), changes in foreign or domestic tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

GENERAL AND HISTORY

    Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of April 30, 2000 owned 99% of America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"),
(ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses. For a summary of the Company's operating results and other financial data by business segment, see Note S of the Company's consolidated financial statements appearing elsewhere in this annual report.

    Prior to 1997 the Company had been involved in riverboat gaming (June 1993 to May 1996) and various facets of the cable and related programming businesses (1983 to June 1993). In November 1996 the Company began pursuing opportunities in other fields seeking to develop or purchase businesses that it believed had strong growth and earnings prospects. The Company has also been pursuing business investments that it believes are undervalued and have strong capital gain potential.

    A summary of more significant acquisitions, dispositions, business development and investments made by the Company since November 1996 is as follows:

         CMN - In June 1997 the Company acquired a 49% interest in Casino Magic Neuquen ("CMN") for $7.0 million. CMN operates two casinos in the Province of Neuquen, Argentina under an exclusive concession contract. In October 1999 the Company sold its interest in CMN which resulted in a $10.7 million gain.

         CONCORDE - In June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are generally sold to institutional investors within 45 days of originating or purchasing the loan.

         PAACO - Between February 1998 and July 1999 the Company acquired an 85% interest in Paaco for a purchase price, after adjustments, of $11.8 million. Paaco sells and finances used cars and trucks in Texas with a focus on the Hispanic market. In December 1999 the Company contributed its 85% interest in Paaco to Smart Choice in connection with the Company's acquisition of 70% of Smart Choice (see Smart Choice below).

         INKTOMI - In February 1998 the Company purchased 444,444 shares of Inktomi Corporation ("Inktomi") common stock for $1.1 million. The Company made its investment in Inktomi, an Internet related concern, approximately four months prior to Inktomi's initial public offering. During fiscal 1999 the Company sold its interest in Inktomi which resulted in a $26.4 million gain.

         PRECISION - Between February 1998 and May 1999 the Company acquired 100% of two container rental and sales companies, which were merged into newly formed Precision, for $5.2 million. Precision rents, sells and services stainless steel intermediate bulk containers which are used to transport and store liquids and dry powders in bulk.

         HOME STAY - In May 1998 the Company, along with a minority holder, formed Home Stay Lodges I, Ltd. ("Home Stay"). Home Stay is in the business of constructing and operating extended-stay lodging facilities. In December 1999 the Company sold its interest in Home Stay which resulted in a $.1 million gain.

         CAR-MART - In January 1999 the Company acquired 100% of Car-Mart for $41.4 million. Car-Mart sells and finances used cars and trucks in Arkansas and certain surrounding states.

         CROWN EL SALVADOR - In March 1999 the Company, along with minority holders, formed Crown El Salvador. Crown El Salvador operates two casino properties in El Salvador.

         SMART CHOICE - In December 1999 the Company acquired a 70% interest in Smart Choice for $5.3 million, plus the contribution of the Company's 85% interest in Paaco. Smart Choice sells and finances used cars and trucks in Florida. Paaco is now a wholly-owned subsidiary of Smart Choice.

USED CAR SALES AND FINANCE  (CAR-MART AND SMART CHOICE)

GENERAL

    Car-Mart and Smart Choice (which includes Paaco) operate separate vertically integrated used car sales and finance companies that oftentimes attract customers who may not qualify for conventional financing as a result of limited credit histories or past credit problems (hereinafter referred to as "Sub-Prime Borrowers"). These operations include (i) the purchase, reconditioning (Smart Choice only) and sale of used cars and trucks, (ii) the underwriting, financing and servicing of the related retail installment contract, and, if necessary,
(iii) the repossession and remarketing of the vehicle. While Car-Mart and Smart Choice are in the same business and share a number of operating characteristics, the companies are different in many respects. Smart Choice operates primarily in larger metropolitan areas (such as Dallas and Houston, Texas and Orlando and Tampa, Florida), reconditions almost all vehicles prior to sale and Smart Choice's Paaco subsidiary focuses on the Hispanic market. Car-Mart, on the other hand operates principally in smaller communities, performs little or no vehicle reconditioning and does not focus on any particular customer group. Smart Choice also tends to sell newer and more expensive vehicles than Car-Mart. Presented below is a summary of certain information with respect to Car-Mart and Smart Choice as of April 30, 2000 and for the year then ended.

                                                                         Car-Mart              Smart Choice
                                                                      --------------           ------------
         Founded                                                           1981                    1992
         Dealerships (excluding satellite locations)                        29                      24
         Location of dealerships                                      AR, OK, TX, MO              TX, FL
         Customer accounts                                                18,159                  21,574
         Employees                                                         247                      563

INDUSTRY

Used Car Sales

    Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. Management believes the factors that have led to growth in this industry include (i) substantial increases in new car prices, which have made new cars less affordable to the average consumer, (ii) the greater reliability and durability of used cars resulting from the production of higher quality cars, and (iii) the increasing number of vehicles coming off lease programs in recent years. Many industry analysts expect these trends to continue, leading to further expansion of the used car sales market.

    Car-Mart and Smart Choice participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here" dealers). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

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

    Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the estimated 63,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount.

OPERATIONS

Purchasing Vehicles

    Car-Mart and Smart Choice purchase vehicles from (i) franchised new and late-model used car dealers, (ii) auctions, (iii) wholesalers, and (iv) customers, as a result of trade-ins. Prior to purchasing a vehicle, buyers perform an inspection and, as permitted, test drive each vehicle. The identity of the buyer responsible for each vehicle acquired is tracked through Car-Mart's and Smart Choice's computer systems which allow them to monitor the results of each buyer. Management monitors (i) the average number of days vehicles are held in inventory, and (ii) the cost of each vehicle in comparison to similar models purchased by other Company buyers and in comparison to wholesale market values.

Reconditioning

    Smart Choice reconditions almost every vehicle it purchases at its centralized reconditioning centers in Grand Prairie, Texas and Lakeland, Florida where a variety of parts, assemblies, and systems are inspected and, if necessary, repaired or replaced. In addition to inspecting, repairing and preparing acquired vehicles for sale, these facilities are used to perform service work on vehicles for customers pursuant to service contracts that are provided with most vehicles sold by Smart Choice.

    In general, Car-Mart performs little or no reconditioning on the vehicles it purchases. Its buyers are instructed to thoroughly inspect and evaluate each vehicle in order to identify and purchase vehicles that require little or no reconditioning. Car-Mart offers a service contract to its customers which covers certain vehicle components and assemblies for a specified duration. For covered components, Car-Mart customers have their vehicles serviced at third party service centers with which Car-Mart has in many cases previously negotiated labor rates and mark-up percentages on parts. A majority of Car-Mart customers elect to purchase a service contract when purchasing a vehicle.

Selling, Marketing and Advertising

    Smart Choice lots are typically staffed with a manager, up to six sales personnel, and several others including clerical workers, collectors, mechanics and a porter. The lots are generally operated six days a week between the hours of 10:00 am and 8:00 pm. Each lot maintains an inventory of 35 to 75 cars and trucks. Periodically, Smart Choice sales personnel attend training classes where each phase of the sales process is rehearsed. Salesmen are paid principally on a commission basis.

    In addition to its television and radio advertising, Smart Choice conducts a variety of promotional activities including a sales referral program, occasional live entertainment at its dealerships, and distribution of promotional items. Existing customers have historically been a good source of referrals.

    The number of persons employed at a Car-Mart dealership varies depending upon the number of active customer accounts serviced at such dealership. A new dealership with a limited number of accounts may only have a manager and an assistant or two. In contrast, a mature dealership with several hundred active accounts may have a manager, an assistant manager, a manager trainee, two collectors, two payment takers/office workers, a buyer and an assistant or two. Car-Mart dealerships are generally operated six days a week from 9:00 am to 6:00 pm. Each dealership maintains an inventory of 15 to 50 vehicles depending on the maturity of the dealership. Selling is done principally by the manager, assistant manager, manager trainee and sales associate.

       Car-Mart's objective is to offer its customers basic transportation at a fair price and treat each customer courteously and with respect. Car-Mart attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as referrals from existing customers. Car-Mart recognizes repeat customers with silver and gold certificates representing the purchase of five and ten vehicles, respectively. Such certificates are prominently displayed at the dealership location where the vehicles were purchased. Its dealerships are generally located on heavily traveled roads that offer high visibility. Car-Mart advertises in local newspapers, on billboards and on the radio.

Underwriting and Finance

    Each of Car-Mart and Smart Choice finance more than 95% of the used cars and trucks sold at their dealerships. These retail installment contracts are serviced exclusively by Company personnel. In connection with each such financing, sales must be made on acceptable terms, and to a customer with a satisfactory credit profile. Most financings require a down payment of 8% to 15% of the retail sales price, have a term not in excess of 42 months and require that payments be made on a weekly or bi-weekly basis.

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

Collections

   Providing financing to Sub-Prime Borrowers requires not only that the Company have an effective underwriting process, but that its collection policies and procedures be sound and diligently executed. The majority of the Company's customers make their payments in person at one of the dealerships, although some customers mail their payments into the dealership, or, in the case of Smart Choice's Florida operation, to a centralized collection facility. Each of Car-Mart and Smart Choice closely monitor their customer accounts using collections software that stratifies past due accounts by dealership and the number of days past due. Customers are contacted by phone within a few days if their payment is not received on the scheduled due date. The results of each phone contact are documented (promises to pay, alternative payment arrangements, etc.) by Company personnel.

   If a customer becomes seriously delinquent in his payments and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Of the vehicles repossessed, many are returned by the customer on a voluntary basis. Other repossessions are performed by Company personnel and third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold through a Company dealership (generally after some reconditioning in the case of Smart Choice), or sold for cash to a wholesaler or other third party at an auction.

    The Company monitors the results of its collection personnel based upon a number of quantitative criteria including (i) installment contract agings, (ii) the percentage of accounts past due versus a standard, (iii) the average number of days the finance receivable portfolio is past due, and (iv) static pool analysis.

COMPETITION

    The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 23,000 franchised automobile dealers and 63,000 independent used vehicle dealers. In recent years a number of large companies including AutoNation U.S.A. and Car Max have entered the used car sales business or announced plans to develop large used car sales operations. Management believes these operations do not provide significant competition for Car-Mart or Smart Choice as they tend to sell higher priced vehicles to consumers with stronger credit histories. Car-Mart and Smart Choice compete principally with other independent Buy Here-Pay Here dealers, and to a lesser degree with (i) the used vehicle retailing operation of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individual consumers who sell used vehicles in private transactions.

    Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to Sub-Prime Borrowers,
(ii) the breadth and quality of vehicle selection, (iii) the availability of popular vehicles, (iv) pricing, (v) the convenience of a dealership's location,
(vi) customer service, and (vii) in the case of Smart Choice, the ability to communicate in Spanish with its Spanish speaking customers. Management believes that its dealerships are competitive in each of these areas.

REGULATION AND LICENSING

    Car-Mart's and Smart Choice's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations pertaining to the sale and financing of vehicles. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts it originates, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race and gender.

    In many cases the Company charges fixed interest rates in excess of traditional finance companies on the contracts originated at its dealerships. The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal discount rate, or (ii) the age of the vehicle. Management believes the Company is in compliance in all material respects with all applicable federal, state, and local laws and regulations. In addition, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.

MORTGAGE LENDING (CONCORDE)

GENERAL

    In June 1997 the Company, along with certain newly hired management personnel, formed Concorde. Concorde is in the business of originating, purchasing, servicing and selling sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are generally sold to institutional investors within 45 days of originating or purchasing the loan.

    Concorde primarily focuses on lending to individuals who have impaired or unsubstantiated credit histories and/or unverifiable income. Loans made to these individuals do not qualify for purchase by government-sponsored agencies such as the Fannie Mae or Freddie Mac, and thus are sometimes referred to as non-conforming or sub-prime mortgage loans. Such loans generally provide higher yields than conforming loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the loan purpose, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. These loans generally provide a higher interest rate yield than first mortgage loans, and are secured by a second lien on the property.

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

LOAN ORIGINATIONS AND PURCHASES

    Concorde began originating and purchasing mortgage loans in July 1997. Concorde originates loans through a network of independent mortgage brokers and directly through Internet, telemarketing and direct mail programs. Concorde also purchases some mortgage loans from a network of wholesale loan brokers and correspondents, including banks and thrift institutions. Concorde typically pays a premium for loans purchased from correspondents, as well as to mortgage brokers for loans they originate. A summary of Concorde's loan originations and purchases for the fiscal years ended April 30, 2000, 1999 and 1998 is as follows (dollars in millions):

                                   Fiscal 2000                 Fiscal 1999                 Fiscal 1998
                              ----------------------      ----------------------      ----------------------
     Direct                   $   28.2          18.7%     $   38.1          34.1%     $    9.6          25.7%
     Wholesale brokers           119.4          78.9          64.5          57.7          18.0          48.3
     Correspondents                3.7           2.4           9.1           8.2           9.7          26.0
                              --------      --------      --------      --------      --------      --------
                              $  151.3         100.0%     $  111.7         100.0%     $   37.3         100.0%
                              ========      ========      ========      ========      ========      ========


    Prior to purchasing loans through wholesale loan brokers and correspondents, Concorde reviews the loan packages to determine whether the packages are complete and adhere to Concorde's underwriting guidelines. Depending on the size of the pool of loans purchased, Concorde may engage a third-party underwriter to re-underwrite the loans, verify the borrower's employment status, determine the quality of the appraisal and assign a credit grade. Concorde also analyzes the financial condition of the mortgage broker, which includes a review of the mortgage broker's licenses and financial statements. Upon approval, Concorde requires each mortgage broker to enter into a purchase and sale agreement that contains customary representations and warranties regarding the loans such mortgage broker will sell to Concorde.

UNDERWRITING

    Concorde's underwriting guidelines are provided to mortgage loan brokers and mortgage bankers so they can create loan applications or bulk purchase packages which meet such guidelines. Upon receipt of a completed loan package from a mortgage loan broker, Concorde's underwriting staff reviews the package, which includes the loan application, a current appraisal of the underlying collateral property, a preliminary title report and a credit report to determine if the proposed loan meets its underwriting guidelines. To assess the credit quality of each loan, Concorde's underwriters consider various factors, including the appraised value of the collateral property, the applicant's debt payment history, credit profile and employment status, and the combined debt service-to-income ratio and loan-to-value ratio upon completion of the proposed mortgage loan. Personal circumstances including divorce, family illnesses or deaths and temporary job losses due to layoffs and corporate downsizing often impair an applicant's credit record. Concorde does not delegate underwriting authority to any broker or correspondent.

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

    Prior to funding a loan, Concorde's underwriting staff determines the applicant's creditworthiness and ability to service the loan. Verification of personal financial information, credit history, mortgage or rent history, and employment history is required prior to closing the loan. Concorde has established classifications with respect to its borrowers based upon the credit profile of such borrower and certain other borrower characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D", with sub-ratings within each category), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by Concorde, as well as the maximum loan-to-value ratio and debt service-to-income ratio (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. Generally, loan applicants are required to have two years of employment with their current employer or two years of similar business experience. Verification of information regarding the first mortgage, if any, is also required, including balance, status and whether local taxes, interest, insurance and assessments are included in the applicant's monthly payment. All taxes and assessments not included in the payment are required to be verified as current. Upon successful completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney or title company who is responsible for closing the loan in accordance with Concorde's closing procedures.

LOAN SERVICING AND COLLECTIONS

    Servicing involves, among other things, collecting payments, applying such payments of principal and interest to the appropriate loan, ensuring the underlying collateral is properly insured, preparing reports relative to such loans and enforcing the lender's rights with respect to the loans, including recovering delinquent payments, instituting foreclosures and liquidating the underlying collateral. Management believes that servicing Concorde's own portfolio enhances certain operating efficiencies. Concorde's servicing portfolio is subject to reduction by normal monthly payments, prepayments, foreclosures and the sale of mortgage loans. In some states in which Concorde operates, prepayment fees may be limited or prohibited by applicable law.

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

LOAN SALES

    Concorde sells the majority of the loans it originates and purchases to institutional investors. Loans are sold periodically to provide Concorde with greater flexibility and operating leverage than that of a traditional portfolio lender. Loans are sold on a wholesale basis to third party institutions on a limited recourse basis for cash, with servicing rights released approximately 60 days from the sale date. In most cases, Concorde is required to refund a portion of the premium it received on the sale of a loan, if such loan is prepaid by the borrower within a specified period, generally twelve months. Under certain circumstances, such as fraud or immediate borrower default, Concorde may be required to repurchase the loan.

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

    The ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with a name and address of the reporting agency. Concorde is also subject to RESPA and is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act.

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

COMPETITION

    The Company is a relatively new entrant in the sub-prime mortgage lending industry, is small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, and amount and terms of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than Concorde.

IBC RENTALS AND SALES (PRECISION)

GENERAL

    Precision is in the business of renting and selling intermediate bulk containers ("IBC's" or "portable tanks") to petroleum related, specialty chemical, industrial and manufacturing concerns. Precision's tanks generally come in two sizes (350 gallon and 550 gallon) and are used primarily to transport and store liquids in bulk. These liquids include industrial and textile chemicals (surfactants, soaps, dyes and brighteners), solvents, lubricants, water clarifiers, corrosive inhibitors, contract packaging items (shampoo), and food items (mayonnaise, ketchup, barbecue sauce, honey, syrup and concentrate). Precision also performs certain tank maintenance, testing, tracking and reconditioning services, and sells spare parts such as valves and lids on both a retail and OEM basis. Precision operates from facilities in Fairhope, Alabama and Lafayette, Louisiana and presently has a fleet of approximately 8,400 principally stainless steel tanks.

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

    Periodically, Precision receives tanks back from customers who are returning them from rental. As necessary, these tanks are cleaned and repaired, and either returned to the rental fleet, or sold as used equipment. Precision also performs testing services on a fee basis for its customers. The U.S. Department of Transportation regulations require that IBC's be tested every 30 months if they are being used to transport regulated materials (flammables, corrosives, methanol) over public roadways. This certification is generally the customer's responsibility to maintain. For some customers Precision performs maintenance services on their tanks. For a fee, Precision will change valves and lids, perform external cleanings and provide reconditioning services. These services are performed at Precision's LaFayette, Louisiana facility as well as on site.

MARKET AND MARKETING

    Precision's primary focus is on renting portable tanks. As a secondary focus Precision sells new and used tanks and related spare parts. A large portion of tank rentals and sales comes from existing customers and referrals. Precision advertises in nationally distributed periodicals and direct markets extensively. Precision's sales personnel also attend industry trade shows and make sales calls to existing and potential customers. Presently, Precision has about 100 customers in 20 states throughout the United States. Precision's customers are principally in the oil field production and drilling, specialty chemical, water treatment, textile and manufacturing industries.

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

    Precision's tanks also compete with 55 gallon drums. Precision's 350 and 550 gallon tanks are initially considerably more expensive than drums. However, Precision's tanks offer certain competitive advantages over drums, including their (i) greater durability and ease in storing and dispensing liquids, (ii) longer useful life, and (iii) greater space efficiencies. They also eliminate the disposal costs associated with drums.

GAMING (CROWN EL SALVADOR)

    Crown El Salvador operates casinos in the cities of Antiguo Cuscatlan (adjacent to San Salvador) and San Miguel, El Salvador. Collectively, the casinos occupy 12,000 square feet of space in leased facilities and contain approximately 225 slot machines and 25 table games. The casinos are open seven days a week generally from 7:00 p.m. to 4:00 a.m., and provide live entertainment on most weekends. Greater San Miguel has a population of approximately 400,000, while the population within 15 miles of Antiguo Cuscatlan (including the City of San Salvador) is approximately 1.5 million. Crown El Salvador's strategy is to provide American style gaming in a comfortable atmosphere with friendly and courteous service.

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

EMPLOYEES

    As of April 30, 2000 the Company, including its consolidated subsidiaries, employed approximately 1,000 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

         NAME                                                 AGE      POSITION WITH THE COMPANY
         ----                                                 ---      -------------------------

         Edward R. McMurphy...................................49       Chairman of the Board,
                                                                       President and Chief Executive Officer

         Tilman J. Falgout, III...............................51       Executive Vice President,
                                                                       General Counsel and Director

         Mark D. Slusser......................................42       Chief Financial Officer,
                                                                       Vice President Finance and Secretary

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

ITEM 2. PROPERTIES

    As of April 30, 2000 the Company leased substantially all of its facilities, including dealerships, collection facilities that service dealership portfolios, and the Company's corporate offices. The Company's corporate administrative offices are located in approximately 6,000 square feet of leased space in Irving, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is authorized for quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the NASDAQ symbol CNGR. The following table sets forth, by fiscal quarter, the high and low sale prices reported by NASDAQ for the Company's common stock for the periods indicated.


                                 Fiscal 2000               Fiscal 1999
                              High         Low          High         Low
                            --------     --------     --------     --------

     First quarter          $   6.50     $   4.00     $   4.88     $   3.38
     Second quarter             5.50         4.00         4.25         3.00
     Third quarter              5.50         4.38         7.75         4.00
     Fourth quarter             6.00         3.88         7.88         5.13


   As of July 17, 2000 there were approximately 1,415 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings.

   Since its inception the Company has paid no dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, and contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

   The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. (In thousands, except per share amounts.)


                                                               Years Ended April 30,
                                             2000         1999         1998         1997         1996
                                           --------     --------     --------     --------     --------

     Revenues                              $237,641     $111,286     $ 21,188     $  2,030     $  2,293

     Net income                            $ 14,836     $ 17,508     $    367     $  8,860     $ 12,298

     Earnings per share (diluted)          $   1.54     $   1.68     $   0.04     $   0.80     $   1.03


     Total assets                          $290,907     $168,135     $ 92,203     $ 38,237     $ 39,329
     Total debt                             191,052       96,187       46,035                       987
     Stockholders' equity                    58,867       53,059       35,051       35,713       30,153
     Shares outstanding                       8,248       10,097        9,434       10,395       11,650

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.

OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of April 30, 2000 owned 99% of America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"),
(ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

   Prior to 1997 the Company had been involved in riverboat gaming (June 1993 to May 1996) and various facets of the cable and related programming businesses (1983 to June 1993). In November 1996 the Company began pursuing opportunities in other fields seeking to develop or purchase businesses that it believed had strong growth and earnings prospects. The Company has also been pursuing business investments that it believes are undervalued and have strong capital gain potential.

RESULTS OF OPERATIONS

    The Company has made a variety of acquisitions, dispositions and business investments over the last three years (see Note C of the Company's consolidated financial statements appearing elsewhere in this annual report). All acquisitions have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions, dispositions and business investments, operating results for the years ended April 30, 2000, 1999 and 1998 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the years ended April 30, 2000, 1999 and 1998:


                                                                                   Number of Months Included in
                                    Month Crown        Month Crown                 Fiscal Years Ended April 30,
                                      Acquired          Disposed         ------------------------------------------------
             Entity                  or Formed           or Sold             2000              1999              1998
  -----------------------------     -----------        -----------       ------------      ------------      ------------
  Casino Magic Neuquen                  6-97              10-99            5 months          12 months         11 months
  Concorde                              6-97                              12 months          12 months         10 months
  Paaco                                 2-98                              12 months          12 months          3 months
  Precision                             2-98                              12 months          12 months          3 months
  Home Stay                             5-98              12-99            7 months          12 months                --
  Car-Mart                              1-99                              12 months       3 1/2 months                --
  Crown El Salvador                     2-99                              12 months           2 months                --
  Atlantic Castings                     3-99               4-00           12 months           2 months                --
  Smart Choice                         12-99                               5 months                 --                --


   Net income during fiscal 2000 and 1999 reflect the impact of substantial gains on the sale of securities. Fiscal 2000 includes a $7.0 million after tax gain on the sale of its 49% ownership interest in Casino Magic Neuquen, and fiscal 1999 includes a $17.1 million after tax gain on the sale of its investment in Inktomi Corporation ("Inktomi") common stock. The Company made its investment in Inktomi, an Internet related concern, approximately four months prior to Inktomi's initial public offering. While the Company's primary focus continues to be investing in operating businesses with an established history of revenues and earnings, management anticipates the Company will make some investments in more speculative businesses such as Internet related or emerging technology companies. At April 30, 2000 the Company had investments in two such businesses at an aggregate cost of $2.5 million. There can be no assurance that these or other future investments will result in profits to the Company.

   Below is a presentation of the operating results for the four principal business segments of the Company for the years ended April 30, 2000, 1999 and 1998. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's, and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in CMN and Atlantic Castings. The Company's business segment data for the years ended April 30, 2000, 1999 and 1998 is as follows (in thousands):


                                                                    Year Ended April 30, 2000
                                   ----------------------------------------------------------------------------------------
                                   Automobile        IBC's        Mortgage         Other       Eliminations    Consolidated
                                   ----------     ----------     ----------      ----------    ------------    ------------
Revenues:
    Sales and other                $  192,247     $    7,113     $    5,151      $    2,849                     $  207,360
    Interest income                    27,699             47          1,896           2,667     $   (2,028)         30,281
                                   ----------     ----------     ----------      ----------     ----------      ----------
          Total                       219,946          7,160          7,047           5,516         (2,028)        237,641
                                   ----------     ----------     ----------      ----------     ----------      ----------

Costs and expenses:
    Cost of sales                     112,977          2,827                                                       115,804
    Selling, gen. and admin            39,177          2,107          5,304           7,793                         54,381
    Prov. for credit losses            35,474             32            250                                         35,756
    Interest expense                   12,707            584          1,378           1,239         (2,028)         13,880
    Depreciation and amort                900            996            198           1,474                          3,568
                                   ----------     ----------     ----------      ----------     ----------      ----------
          Total                       201,235          6,546          7,130          10,506         (2,028)        223,389
                                   ----------     ----------     ----------      ----------     ----------      ----------

Security gains and other                                                             11,368                         11,368
                                   ----------     ----------     ----------      ----------     ----------      ----------

Income before taxes
    and minority interests         $   18,711     $      614     $      (83)     $    6,378     $       --      $   25,620
                                   ==========     ==========     ==========      ==========     ==========      ==========


                                                                    Year Ended April 30, 1999
                                   ----------------------------------------------------------------------------------------
                                   Automobile        IBC's        Mortgage         Other       Eliminations    Consolidated
                                   ----------     ----------     ----------      ----------    ------------    ------------
Revenues:
    Sales and other                $   87,121     $    5,237     $    4,634      $      973                     $   97,965
    Interest income                    10,638             19          1,616           1,867     $     (819)         13,321
                                   ----------     ----------     ----------      ----------     ----------      ----------
          Total                        97,759          5,256          6,250           2,840           (819)        111,286
                                   ----------     ----------     ----------      ----------     ----------      ----------

Costs and expenses:
    Cost of sales                      55,265          1,865                                                        57,130
    Selling, gen. and admin            19,354          1,716          4,498           5,216                         30,784
    Prov. for credit losses            15,251             83            164                                         15,498
    Interest expense                    5,771            377          1,187             250           (819)          6,766
    Depreciation and amort                433            707            161           1,098                          2,399
                                   ----------     ----------     ----------      ----------     ----------      ----------
          Total                        96,074          4,748          6,010           6,564           (819)        112,577
                                   ----------     ----------     ----------      ----------     ----------      ----------

Security gains and other                                                             27,249                         27,249
                                   ----------     ----------     ----------      ----------     ----------      ----------

Income before taxes
    and minority interests         $    1,685     $      508     $      240      $   23,525     $       --      $   25,958
                                   ==========     ==========     ==========      ==========     ==========      ==========

                                                                    Year Ended April 30, 1998
                                   -----------------------------------------------------------------------------------------
                                   Automobile        IBC's        Mortgage         Other        Eliminations    Consolidated
                                   ----------     ----------     ----------      ----------     ------------    ------------
Revenues:
    Sales and other                $   14,241     $    1,351     $    1,100      $    1,105                      $   17,797
    Interest income                     1,491                           815           1,472      $     (388)          3,390
                                   ----------     ----------     ----------      ----------      ----------      ----------
          Total                        15,732          1,351          1,915           2,577            (388)         21,187
                                   ----------     ----------     ----------      ----------      ----------      ----------

Costs and expenses:
    Cost of sales                       8,472            628                                                          9,100
    Selling, gen. and admin.            3,363            235          2,042           2,928                           8,568
    Prov. for credit losses             1,744              4             52                                           1,800
    Interest expense                      942             81            586              14            (388)          1,235
    Depreciation and amort.                64            122             42             574                             802
                                   ----------     ----------     ----------      ----------      ----------      ----------
          Total                        14,585          1,070          2,722           3,516            (388)         21,505
                                   ----------     ----------     ----------      ----------      ----------      ----------

Security gains and other                                                                965                             965
                                   ----------     ----------     ----------      ----------      ----------      ----------

Income before taxes
    and minority interests         $    1,147     $      281     $     (807)     $       26      $       --      $      647
                                   ==========     ==========     ==========      ==========      ==========      ==========


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

   Net income for fiscal 2000 decreased $2.7 million compared to fiscal 1999. The decrease was principally due to (i) fiscal 1999 including a $17.1 million after tax gain on the sale of Inktomi common stock versus fiscal 2000 including a $7.0 million after tax gain on the sale of its 49% interest in CMN, and (ii) operating losses in fiscal 2000 at Crown El Salvador of approximately $1.2 million, largely offset by (a) including the results of operations of Car-Mart for twelve months in fiscal 2000 versus only three and one-half months in fiscal 1999, (b) substantially improved operating results at Paaco, and (c) including Smart Choice in the Company's consolidated results of operations.

   Revenues from sales and other for fiscal 2000 increased $109.4 million compared to fiscal 1999. The increase was principally the result of (i) including Smart Choice ($26.7 million) and Crown El Salvador ($2.2 million) in the Company's consolidated results of operations in fiscal 2000, (ii) including Car-Mart in the Company's operating results for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($57.6 million), and (iii) higher revenues at Paaco ($20.8 million), Precision ($1.9 million) and Concorde ($.5 million). Interest income for fiscal 2000 increased $17.0 million compared to fiscal 1999. The increase was principally the result of (i) including Smart Choice ($9.2 million) in the Company's consolidated results of operations, (ii) including Car-Mart in the Company's operating results for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($4.7 million), and
(iii) greater interest earned on Paaco's finance receivables portfolio ($3.2 million) as a result of growth in the portfolio.

   As a percentage of sales, fiscal 2000 cost of sales decreased to 59.3% from 63.7% in fiscal 1999. The decrease was the result of (i) including Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles, in the Company's consolidated results of operations for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999, and (ii) increased gross margins at Paaco. As a percentage of revenues, fiscal 2000 selling, general and administrative expense decreased to 22.9% from 27.7% in fiscal 1999. The decrease was principally the result of (i) including Car-Mart, which has relatively low operating costs as a percentage of revenues, in the Company's consolidated results of operations for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999, (ii) including Smart Choice in the Company's consolidated results of operations in fiscal 2000, and (iii) greater operating efficiencies achieved at Paaco in fiscal 2000. Provision for credit losses for fiscal 2000 increased $20.3 million compared to fiscal 1999. The increase was principally the result of (i) including Smart Choice ($8.3 million) in the Company's consolidated results of operations, (ii) including Car-Mart in the Company's operating results for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($8.8 million), and (iii) higher credit losses at Paaco ($3.2 million) partially attributable to an increase in the finance receivables portfolio as a result of increased sales levels. Interest expense for fiscal 2000 increased $7.1 million compared to fiscal 1999. The increase was principally the result of (i) including Smart Choice ($3.7 million) in the Company's consolidated results of operations, (ii) including Car-Mart in the Company's operating results for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($2.3 million), and (iii) higher interest expense at Paaco ($.8 million) resulting from an increase in the balance of its revolving credit facility.

   The provision for income taxes for fiscal 2000 was $10.1 million on pretax income of $25.6 million. This equates to a 40.2% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.5 million), which earnings are presented on an after tax basis. The provision for income taxes for fiscal 1999 was $9.0 million on pretax income of $26.0 million. This equates to a 36.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($1.3 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during fiscal 2000 (Car-Mart, Smart Choice, Paaco, Crown El Salvador, and Home
Stay) and fiscal 1999 (Paaco, Crown El Salvador, and Home Stay).

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

   Net income for fiscal 1999 increased $17.1 million compared to fiscal 1998. The increase was principally the result of (i) recognizing a $17.1 million after tax gain on the sale of Inktomi common stock, (ii) including the results of operations of Car-Mart for three and one-half months in fiscal 1999, (iii) improved operating results at Concorde, and (iv) including Precision's operating results for a full year, partially offset by (i) operating losses at Paaco and
(ii) expensing certain preopening costs of Crown El Salvador.

   Revenues from sales and other for fiscal 1999 increased $80.2 million compared to fiscal 1998. The increase was principally the result of (i) revenue increases from Paaco ($47.6 million), Precision ($3.9 million) and Concorde ($3.5 million) as a result of including a full twelve months of operating results and growth in revenues at those companies, and (ii) including three and one-half months of Car-Mart's operations ($25.3 million). Interest income for fiscal 1999 increased $9.9 million compared to fiscal 1998. The increase was principally the result of (i) interest earned on Car-Mart's finance receivable portfolio ($1.4 million), (ii) greater interest earned on Paaco's finance receivables portfolio ($7.4 million) as a result of including a full twelve months of operating results and growth in the portfolio, and (iii) greater interest earned on Concorde's mortgage loans ($.8 million) as a result of an increase in the average amount of mortgage loans held for sale.

   Cost of sales pertains to the operations of Car-Mart, Paaco and Precision. As a percentage of sales, fiscal 1999 cost of sales increased to 63.7% compared to 60.9% in fiscal 1998. The 2.8% increase is principally the result of lower margins at Paaco resulting from selling higher priced vehicles, partially offset by the inclusion of Car-Mart, which has higher gross profit margins as a result of selling lower priced vehicles. Provision for credit losses pertains principally to Car-Mart's and Paaco's operations. Selling, general and administrative expenses for fiscal 1999 increased $22.2 million compared to fiscal 1998. The increase resulted principally from (i) expenses relating to Car-Mart ($3.5 million), (ii) increases in expenses at Paaco ($12.5 million) and Precision ($1.5 million) as a result of including a full twelve months of operating results and general growth at those companies, (iii) the development of Concorde's mortgage based lending business ($2.5 million), (iv) Crown's abandonment of certain business ventures which it had been pursuing ($.5 million), and (v) preopening costs associated with Crown El Salvador ($.2 million). Interest expense for fiscal 1999 increased $5.5 million compared to fiscal 1998. The increase principally resulted from (i) including Car-Mart in the Company's consolidated results of operations ($.9 million) and (ii) including a full twelve months of operating results of Paaco, Precision and Concorde and generally higher debt balances at those subsidiaries ($4.8 million). Depreciation and amortization expense for fiscal 1999 increased $1.6 million compared to fiscal 1998. The increase resulted principally from (i) amortizing goodwill that was created in the acquisitions of Paaco and Precision for a full twelve months ($.6 million) and (ii) depreciating the assets of Paaco, Precision and Concorde for a full twelve months and higher fixed asset balances at those subsidiaries ($.9 million).

     The provision for income taxes for fiscal 1999 was $9.0 million on pretax income of $26.0 million. This equates to a 36.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($1.3 million), which earnings are presented on an after tax basis. The benefit for income taxes for fiscal 1998 was $.1 million on pretax income of $.6 million. This equates to a 32.6% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.9 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during fiscal 1999 (Paaco, Crown El Salvador and Home Stay) and fiscal 1998 (Paaco and Precision).

LIQUIDITY AND CAPITAL RESOURCES

   For fiscal 2000, net cash provided by operating activities amounted to $60.2 million. The principal sources of cash resulted from (i) net income, (ii) certain non-cash expenses (provision for credit losses and depreciation and amortization), and (iii) the sale of repossessed vehicles. Net cash used by investing activities of $75.2 million included (i) an $83.6 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $7.8 million use of cash in the purchase of property and equipment, offset by a $16.8 million source of cash resulting from the sale of the Company's 49% interest in Casino Magic Neuquen ($16.5 million) and the sale of Home Stay ($.3 million). Net cash provided by financing activities of $12.0 million principally relates to (i) net borrowings from revolving credit facilities ($18.3 million), offset by (ii) purchases of the Company's common stock ($5.8 million).

   As of April 30, 2000 the Company's sources of liquidity included approximately (i) $9.8 million of cash on hand, of which $5.8 million was held by Crown, (ii) an aggregate of $45.3 million remaining to be drawn on the revolving credit facilities of Car-Mart, Smart Choice, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. Based on the collateral on hand at April 30, 2000, the Company's subsidiaries could have collectively drawn an additional $9.0 million on their revolving credit facilities. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between September 2000 and November 2004, and bear interest at rates ranging from Libor plus 2.0% to prime plus 2.25%. The advance rates on eligible finance receivables declines from 85.0% to 70.0% for Smart Choice and from 72.0% to 67.5% for Paaco over the term of the respective credit facilities. The Company expects that it will have adequate liquidity to satisfy the reductions in advance rates over the terms of the credit facilities. The Company also expects that it will renew or refinance each of its credit facilities with the existing or a new lender on or before the scheduled maturity date of the facility.

   The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The credit facilities of Car-Mart, Smart Choice, Paaco, Precision and Concorde are expected to be able to support the majority of their anticipated growth over the next twelve months. As of April 30, 2000 the Company had an outstanding commitment of approximately $.4 million pertaining to an investment in a private venture capital fund which focuses on the investment in Internet related or emerging technology companies. The Company plans to fund this commitment from cash on hand.

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of April 30, 2000 the Company had repurchased 4,057,417 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

SEASONALITY

   The Company's automobile sales business is seasonal in nature. In the automobile business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. None of the Company's other businesses experience significant seasonal fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 42 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 45 days of origination or purchase. At April 30, 2000 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

    The table below illustrates the impact which hypothetical changes in market interest rates could have on the Company's pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remain in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments and anticipated charge-offs, and
(iii) there is no change in prepayment rates as a result of the interest rate changes.

                        Change in              Change in
                     Interest Rates         Pretax Earnings
                     --------------         ---------------
                                            (in thousands)
                           +2%              $   (2,262)
                           +1%                  (1,131)
                           -1%                   1,131
                           -2%                   2,262

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accountants' reports are included in Item 8 of this report:

         Reports of Independent Accountants

         Consolidated Balance Sheets as of April 30, 2000 and 1999

         Consolidated Statements of Operations for the fiscal years ended April 30, 2000, 1999 and 1998

         Consolidated Statements of Comprehensive Income for the fiscal years ended April 30, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             CROWN GROUP, INC.


Stockholders and Board of Directors
Crown Group, Inc.

We have audited the accompanying consolidated balance sheet of Crown Group, Inc. as of April 30, 2000 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Group, Inc. as of April 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Dallas, Texas                                                 Grant Thornton LLP
July 7, 2000



REPORT OF INDEPENDENT ACCOUNTANTS


Stockholders and Board of Directors
Crown Group, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Crown Group, Inc. and its subsidiaries at April 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Dallas, Texas                                         PricewaterhouseCoopers LLP
August 12, 1999

CONSOLIDATED BALANCE SHEETS                                    CROWN GROUP, INC.



                                                                                    April 30, 2000   April 30, 1999
                                                                                    --------------   --------------

Assets:
    Cash and cash equivalents                                                        $  9,843,310     $ 12,910,535
    Accounts and other receivables, net                                                 5,489,686        2,572,535
    Mortgage loans held for sale, net                                                  14,202,420       10,636,933
    Finance receivables, net                                                          183,331,361       88,424,897
    Inventory                                                                          14,948,365        9,290,272
    Prepaid and other assets                                                            1,753,074        2,054,490
    Investments                                                                         2,503,146          694,341
    Investment in CMN and related assets, net                                                            5,167,161
    Deferred tax assets, net                                                           13,859,897
    Property and equipment, net                                                        27,736,105       22,055,174
    Goodwill, net                                                                      17,239,955       14,328,241
                                                                                     ------------     ------------

                                                                                     $290,907,319     $168,134,579
                                                                                     ============     ============



Liabilities and stockholders' equity:
    Accounts payable                                                                 $  8,606,983     $  4,747,358
    Accrued liabilities                                                                13,557,228        5,040,007
    Income taxes payable                                                                9,599,439        3,875,583
    Revolving credit facilities                                                       172,709,224       78,928,121
    Other notes payable                                                                18,342,379       17,259,544
    Deferred sales tax                                                                  4,207,117        2,713,914
    Deferred tax liabilities, net                                                                          797,437
                                                                                     ------------     ------------
          Total liabilities                                                           227,022,370      113,361,964
                                                                                     ------------     ------------

    Minority interests                                                                  5,017,734        1,713,731
    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
            8,247,762  issued and outstanding (10,096,842 at April 30, 1999)               82,478          100,968
       Additional paid-in capital                                                      28,960,793       37,970,391
       Retained earnings                                                               29,823,944       14,987,525
                                                                                     ------------     ------------
           Total stockholders' equity                                                  58,867,215       53,058,884
                                                                                     ------------     ------------

                                                                                     $290,907,319     $168,134,579
                                                                                     ============     ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.



                                                                                    Years Ended April 30,
                                                                        2000                1999                1998
                                                                   --------------      --------------      --------------
Revenues:
    Sales                                                          $  195,324,265      $   89,731,527      $   14,938,617
    Interest income                                                    30,280,976          13,320,513           3,390,161
    Gain on sale of mortgage loans                                      4,992,612           4,406,974           1,087,303
    Rental income                                                       4,194,456           2,634,854             494,374
    Gaming                                                              2,159,517
    Interest, fees and rentals from CMN                                                       694,146             680,697
    Other                                                                 689,000             498,201             596,709
                                                                   --------------      --------------      --------------
                                                                      237,640,826         111,286,215          21,187,861
                                                                   --------------      --------------      --------------

Costs and expenses:
    Cost of sales                                                     115,803,719          57,129,838           9,100,053
    Selling, general and administrative                                54,381,275          30,784,380           8,567,614
    Provision for credit losses                                        35,756,056          15,498,111           1,800,164
    Interest expense                                                   13,879,737           6,766,258           1,235,358
    Depreciation and amortization                                       3,567,687           2,398,901             802,319
                                                                   --------------      --------------      --------------
                                                                      223,388,474         112,577,488          21,505,508
                                                                   --------------      --------------      --------------

Other income:
    Equity in earnings of unconsolidated subsidiaries                     506,775           1,259,734             926,598
    Gain on sale of securities, net                                    10,861,100          25,989,130              38,258
                                                                   --------------      --------------      --------------
                                                                       11,367,875          27,248,864             964,856
                                                                   --------------      --------------      --------------

        Income before taxes and minority interests                     25,620,227          25,957,591             647,209

Provision (benefit) for income taxes                                   10,105,451           9,000,661             (91,030)
Minority interests                                                        678,357            (551,480)            371,073
                                                                   --------------      --------------      --------------

        Net income                                                 $   14,836,419      $   17,508,410      $      367,166
                                                                   ==============      ==============      ==============





Earnings per share:
        Basic                                                      $         1.61      $         1.73      $          .04
        Diluted                                                    $         1.54      $         1.68      $          .04


Weighted average number of shares outstanding:
        Basic                                                           9,216,184          10,095,614           9,829,392
        Diluted                                                         9,621,328          10,400,504           9,905,819


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.


                                                                                    Years Ended April 30,
                                                                        2000                1999                1998
                                                                   --------------      --------------      --------------
Net income                                                         $   14,836,419      $   17,508,410      $      367,166

Change in unrealized appreciation of securities, net of tax:
    Unrealized appreciation arising during period                                          15,017,605           1,930,500
    Less realized gain included in net income                                             (16,948,105)
                                                                   --------------      --------------      --------------
                                                                                           (1,930,500)          1,930,500
                                                                   --------------      --------------      --------------
         Comprehensive income                                      $   14,836,419      $   15,577,910      $    2,297,666
                                                                   ==============      ==============      ==============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.



                                                                                            Years Ended April 30,
                                                                                 2000                1999                1998
                                                                            --------------      --------------      --------------

Operating activities:
  Net income                                                                $   14,836,419      $   17,508,410      $      367,166
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                              3,567,687           2,398,901             802,319
      Amortization of finance receivable discounts                              (1,435,059)         (1,186,350)           (252,765)
      Deferred income taxes                                                     (3,557,335)            944,961            (950,343)
      Provision for credit losses                                               35,756,056          15,498,111           1,800,164
      Minority interests                                                           678,357            (551,480)            371,073
      Gain on sale of mortgage loans                                            (4,992,612)         (4,406,974)         (1,087,303)
      Gain on sale of assets                                                      (108,378)           (286,225)           (437,171)
      Gain on sale of securities                                               (10,861,100)        (25,989,130)            (38,258)
      Equity in earnings of unconsolidated subsidiaries                           (506,775)         (1,259,734)           (926,598)
      Changes in operating assets and liabilities, net of transactions:
           Accounts and other receivables                                       (1,324,225)          3,226,886            (598,109)
           Mortgage loans originated or acquired                              (144,898,739)        (99,206,479)        (36,757,608)
           Mortgage loans sold and principal repayments                        146,075,563         107,188,926          23,441,905
           Inventory                                                            20,937,112           8,832,626             567,689
           Prepaids and other assets                                               519,080          (1,542,587)            107,938
           Accounts payable, accrued liabilities and deferred sales tax           (251,122)          3,630,783           1,298,385
           Income taxes payable                                                  5,723,856           2,640,797            (192,428)
                                                                            --------------      --------------      --------------
                  Net cash provided (used) by operating activities              60,158,785          27,441,442         (12,483,944)
                                                                            --------------      --------------      --------------

Investing activities:
           Finance receivable originations                                    (179,434,289)        (80,431,081)        (13,324,694)
           Finance receivable collections                                       95,873,645          36,252,894           4,723,150
           Purchase of property and equipment                                   (7,781,061)        (16,312,815)         (4,061,196)
           Sale of property and equipment                                        1,758,774           2,004,520          17,721,787
           Purchase of securities                                               (1,808,805)         (6,643,496)         (5,551,714)
           Sale of securities                                                   16,762,326          34,449,806           3,772,792
           Dividends and note collections from CMN                                 306,487           2,389,152           1,050,750
           Purchase of CMN and related assets                                                                           (7,000,001)
           Purchase of Paaco, net of cash acquired                                                  (1,031,250)         (4,378,459)
           Purchase of Precision, net of cash acquired                                                                  (4,021,142)
           Purchase of Car-Mart, net of cash acquired                                              (33,437,087)
           Purchase of Smart Choice, net of cash acquired                         (866,741)
                                                                            --------------      --------------      --------------
                  Net cash used by investing activities                        (75,189,664)        (62,759,357)        (11,068,727)
                                                                            --------------      --------------      --------------

Financing activities:
           Capital contributions from minority owners                                                1,088,000
           Issuance of common stock                                                                                         93,282
           Purchase of common stock                                             (5,844,111)         (1,994,323)         (3,052,322)
           Proceeds from revolving credit facilities, net                       18,348,103          37,763,597          13,979,273
           Proceeds from (repayments of) other debt, net                          (540,338)          4,889,470          (2,103,816)
                                                                            --------------      --------------      --------------
                  Net cash provided by financing activities                     11,963,654          41,746,744           8,916,417
                                                                            --------------      --------------      --------------

Increase (decrease) in cash and cash equivalents                                (3,067,225)          6,428,829         (14,636,254)
Cash and cash equivalents at:            Beginning of year                      12,910,535           6,481,706          21,117,960
                                                                            --------------      --------------      --------------

                                         End of year                        $    9,843,310      $   12,910,535      $    6,481,706
                                                                            ==============      ==============      ==============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                CROWN GROUP, INC.




                                                       For the Three Years in the Period Ended April 30, 2000

                                                                                                        Retained
                                                                                     Additional          Earnings
                                                          Common Stock                 Paid-In         (Accumulated
                                                    Shares            Amount           Capital           Deficit)
                                                 ------------      ------------      ------------      ------------
Balance at May 1, 1997                             10,394,585      $    103,946      $ 38,496,803      $ (2,888,051)

    Purchase of common stock                       (1,102,765)          (11,028)       (3,041,294)
    Stock options exercised                           142,143             1,422            91,860
    Unrealized appreciation of securities
    Net income                                                                                              367,166
                                                 ------------      ------------      ------------      ------------

Balance at April 30, 1998                           9,433,963            94,340        35,547,369        (2,520,885)

    Issuance of common stock                          958,338             9,583         4,414,390
    Purchase of common stock                         (492,909)           (4,929)       (1,989,394)
    Stock options and warrants exercised              197,450             1,974            (1,974)
    Unrealized appreciation of securities
    Net income                                                                                           17,508,410
                                                 ------------      ------------      ------------      ------------

Balance at April 30, 1999                          10,096,842           100,968        37,970,391        14,987,525

    Stock warrants exercised                            2,000                20               (20)
    Purchase agreement amendment                     (670,311)           (6,703)       (3,177,274)
    Purchase of common stock                       (1,180,769)          (11,807)       (5,832,304)
    Net income                                                                                           14,836,419
                                                 ------------      ------------      ------------      ------------

Balance at April 30, 2000                           8,247,762      $     82,478      $ 28,960,793      $ 29,823,944
                                                 ============      ============      ============      ============

                                     For the Three Years in the Period Ended April 30, 2000

                                                  Unrealized          Total
                                                 Appreciation     Stockholders'
                                                 of Securities        Equity
                                                 -------------    -------------
Balance at May 1, 1997                                             $ 35,712,698

    Purchase of common stock                                         (3,052,322)
    Stock options exercised                                              93,282
    Unrealized appreciation of securities         $  1,930,500        1,930,500
    Net income                                                          367,166
                                                  ------------     ------------

Balance at April 30, 1998                            1,930,500       35,051,324

    Issuance of common stock                                          4,423,973
    Purchase of common stock                                         (1,994,323)
    Stock options and warrants exercised                                     --
    Unrealized appreciation of securities           (1,930,500)      (1,930,500)
    Net income                                                       17,508,410
                                                  ------------     ------------

Balance at April 30, 1999                                            53,058,884

    Stock warrants exercised                                                 --
    Purchase agreement amendment                                     (3,183,977)
    Purchase of common stock                                         (5,844,111)
    Net income                                                       14,836,419
                                                  ------------     ------------

Balance at April 30, 2000                         $         --     $ 58,867,215
                                                  ============     ============



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     CROWN GROUP, INC.

A - DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of April 30, 2000 owned 99% of America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"),
(ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), a newly formed company focusing on the development and operation of casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.

   As discussed in Note C, the Company completed a number of acquisitions during the three years ended April 30, 2000. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of the acquired businesses only from the date of acquisition.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of Crown Group, Inc. and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries are included in its consolidated results of operations from the point in time such subsidiary became a majority-owned subsidiary of the Company.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Concentration of Risk

   The Company provides financing in connection with the sale of substantially all of its used vehicles. These sales are made primarily to customers residing in Arkansas, Texas and Florida. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest bearing money market accounts.

Mortgage Loans Held for Sale

   Mortgage loans held for sale are carried at the lower of aggregate cost or market. Market value is determined by current investor yield requirements. A portion of these loans are pledged against the Company's revolving credit facility. The cost of mortgage loans held for sale includes the cost of originating or purchasing the mortgage loans reduced by (i) deferred loan origination fees, and (ii) an allowance for loan losses of $515,900 and $190,600 at April 30, 2000 and 1999, respectively. While management believes the allowance for loan losses included in the financial statements to be adequate, such estimate may be more or less than the amount ultimately charged off. The adequacy of the allowance for loan losses is periodically reviewed by management with any changes reflected in current operations.

Finance Receivables and Allowance for Credit Losses

   The Company originates installment contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the capitalization of the total interest to be earned over the original term of the related installment contract.

   The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based upon a periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, and collateral values. Since the loss reserve is based upon a number of factors, most of which are subject to change over time (i.e. economic conditions), it is reasonably possible that a change in such factors may cause the allowance for credit losses to increase or decrease by a material amount in the near term. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

Inventory

   Inventory is valued at the lower of cost or market on a specific identification basis. Inventory includes used vehicles, parts for vehicles and supplies and parts related to the IBC business. Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value. Vehicle reconditioning costs are capitalized as a component of inventory. The cost of used vehicles and IBC's sold is determined using the specific identification method.

Investments

   Investments at April 30, 2000 consist of minority ownership interests in (i) Monarch Venture Partners' Fund I, L.P. ("Monarch"), a private venture capital fund focusing on the investment in Internet related or emerging technology companies, and (ii) Mariah Vision3, Inc., a software developer specializing in three-dimensional graphic design. Investments at April 30, 1999 consisted of a minority ownership interest in Monarch. The investments are carried at cost.

Property and Equipment

   Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed principally using the straight-line method over the following estimated useful lives:


          Furniture, fixtures and equipment                   3 to 10 years
          Leasehold improvements                               5 to 7 years
          Rental equipment                                         12 years
          Buildings                                                39 years


Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Smart Choice, Paaco and Precision. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. At April 30, 2000 and 1999 accumulated amortization of goodwill amounted to $1,864,933 and $936,171, respectively.

Impairment of Long-Lived Assets

   Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Revenue Recognition

   Interest income on finance receivables is recognized using the interest method. Revenue from the sale of used vehicles is recognized upon delivery, when the sales contract is signed and the customer has taken possession of the vehicle.

Stock Option Plan

   The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Earnings Per Share

   Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, that if exercised or converted into common stock would then share in the earnings of the Company.

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

   Excluding Paaco, Smart Choice operates "buy-here pay-here" used car dealerships in central Florida. Smart Choice's assets consist principally of (i) finance receivables originated in the sale of used vehicles, (ii) inventory, and
(iii) deferred tax assets. For its most recent fiscal year ended December 31, 1998, Smart Choice reported revenues from continuing operations of $95.4 million and a loss from continuing operations of $7.3 million. For the nine months ended September 30, 1999, Smart Choice reported unaudited revenues of $71.4 million and a loss from continuing operations of $24.2 million.

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

   Car-Mart was founded in 1981 and operates "buy-here pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas and Missouri. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships. The majority of Car-Mart's assets consist of finance receivables originated in the sale of used vehicles. Car-Mart's revenues for the fiscal year ended May 31, 1998 were approximately $65.7 million.

Paaco Purchase

   Effective February 1, 1998 the Company acquired 53% of the common stock of Paaco for a purchase price of approximately $9.1 million cash. Approximately $4.9 million of Paaco common stock was purchased directly from Paaco, and the remaining $4.2 million was purchased from Paaco management who prior to this transaction were the sole shareholders of Paaco (the "Paaco Management Shareholders"). Effective May 1, 1998 and February 1, 1999 the Company acquired an additional 12% and 15% interest, respectively, in Paaco directly from the Paaco Management Shareholders. The May 1, 1998 purchase price of approximately $1.7 million was paid by issuing 412,500 shares of the Company's common stock. The February 1, 1999 purchase price of approximately $2.6 million was paid by issuing 257,811 shares of the Company's common stock and approximately $1.0 million in cash. In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the Paaco Management Shareholders amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco.

   Paaco is a vertically integrated used car sales and finance company which operates used car dealerships in the Dallas-Ft. Worth metropolitan area and in Houston, Texas. Paaco sells, underwrites and finances used cars and trucks with a focus on the Hispanic market. For the year ended December 31, 1997, Paaco's revenues were approximately $48.3 million.

Precision Purchase

   On February 3, 1998 the Company acquired 80% of the common stock of Precision IBC, Incorporated ("Original Precision") for a purchase price of approximately $2.4 million cash. On March 5, 1998 the Company acquired 80% of the common stock of M&S Tank Rentals, Inc. ("M&S") for a purchase price of $1.65 million cash. Original Precision and M&S were subsequently merged together into a newly formed corporation, Precision IBC, Inc. ("Precision"). Effective May 1, 1998 the Company acquired the remaining 20% interest in Precision it did not previously own by issuing 288,027 shares of the Company's common stock. All references to Precision include the former entities of Original Precision and M&S.

   Precision is in the business of renting, selling, testing and servicing principally stainless steel IBC's to customers primarily in the petroleum and chemical industries. For the year ended December 31, 1997, Precision's unaudited revenues were approximately $4.1 million.

Casino Magic Neuquen Purchase and Sale

   On June 2, 1997 the Company acquired 49% of the capital stock of Casino Magic Neuquen ("CMN"), as well as interests in certain other assets and contracts related to CMN, for a purchase price of $7 million cash. CMN owns and operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina. The interests in contracts included (i) a 16.4% interest in a certain management agreement relating to CMN, and (ii) a 49% interest in (a) slot machines and a related lease agreement and (b) a certain royalty agreement relating to CMN. Pursuant to the various CMN agreements, the Company received its respective share of fees and rental payments due under such agreements.

   Effective October 1, 1999 the Company sold its 49% interest in CMN and related assets for $16.5 million cash resulting in a gain before income taxes of $10.7 million. The gain is included in gain on sale of securities in the consolidated statement of operations. The operating results of CMN for the five months ended September 30, 1999 and years ended April 30, 1999 and 1998 are as follows (in thousands):


                                                      Five Months
                                                         Ended
                                                     September 30,     Years Ended April 30,
                                                          1999          1999           1998
                                                     -------------   ----------     ----------

     Revenues                                         $    9,929     $   21,388     $   18,255
     Costs and expenses                                    6,732         13,850         13,355
     Lawsuit settlement and costs                                           917
     Interest, fees and rentals to shareholders                           1,057          1,910
     Provision for income taxes                            1,135          2,121            978
                                                      ----------     ----------     ----------

             Net income                               $    2,062     $    3,443     $    2,012
                                                      ==========     ==========     ==========


For the year ended April 30, 1999, the Company recorded an after tax charge of approximately $365,000 relating to its share of the estimated costs of a dispute between CMN and the City of Neuquen with respect to entrance taxes being charged by the City of Neuquen for each patron entering CMN's casinos. Such amount has been included in "equity in earnings of unconsolidated subsidiaries" on the accompanying consolidated statement of operations.

Home Stay Formation and Sale

   In May 1998 the Company, along with a minority holder, formed Home Stay Lodges I, Ltd. ("Home Stay"). Home Stay is in the business of constructing and operating extended-stay lodging facilities. Effective December 2, 1999 Crown sold its 80% interest in Home Stay to Efficiency Lodge, Inc. for approximately $850,000, of which approximately $210,000 was paid in cash and the balance is payable over five years with interest at an annual rate of prime plus 1%. In connection with the transaction, Crown has been released as a guarantor of Home Stay's mortgage debt of approximately $5.4 million. The gain of approximately $.1 million is included in gain on sale of securities in the consolidated statement of operations.

   Each of the above acquisitions have been accounted for using the purchase method of accounting with existing assets and liabilities being recorded at fair value. Goodwill resulting from the transactions is being amortized on a straight-line basis over periods ranging from 15 to 25 years. The activities of Smart Choice, Car-Mart, Paaco, Precision and CMN have been included in the Company's consolidated results of operations since their respective dates of acquisition. The activities of CMN and Home Stay have been excluded from the Company's consolidated results of operations from their respective dates of disposition.

Pro Forma Financial Information

   The following unaudited pro forma condensed consolidated results of operations of the Company for the year ended April 30, 2000 were prepared as if the acquisition of Smart Choice had occurred on May 1, 1999, and the following pro forma condensed consolidated results of operations of the Company for the year ended April 30, 1999 were prepared as if the acquisitions of Car-Mart and Smart Choice had occurred on May 1, 1998 (in thousands, except per share amounts). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisitions,
(ii) recording interest expense on the debt issued in the Car-Mart acquisition,
(iii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted into Smart Choice common stock, (iv) amortizing goodwill created in the Smart Choice acquisition, (v) adjusting interest income resulting from purchase accounting entries, (vi) eliminating Smart Choice's discontinued operations and write off of historical goodwill, and (vii) adjusting income tax expense to reflect the above described adjustments.


                                             Years Ended April 30,
                                              2000           1999
                                           ----------     ----------

     Revenue                               $  284,424     $  259,248
     Net income                                 3,404         14,864
     Earnings per share (diluted)          $      .35     $     1.43



   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisitions and dispositions taken place on the dates indicated.

D - SALE OF SECURITIES

   In February 1998 the Company purchased 444,444 shares of Inktomi Corporation common stock in a private transaction for $1.1 million. In June 1998 Inktomi, an Internet related concern, completed its initial public offering. During fiscal 1999 the Company sold all of its Inktomi common stock which resulted in a gain of approximately $26.4 million.

Below is a summary of gains and losses on the sale of securities:


                                                                              Years Ended April 30,
                                                                     2000              1999             1998
                                                                 ------------      ------------     ------------
     Gain on sale of Inktomi common stock                                          $ 26,377,290
     Gain on sale of CMN                                         $ 10,737,832
     Gain on sale of Home Stay                                        123,268
     Gain (loss) on sale of other equity securities, net                               (388,160)    $     38,258
                                                                 ------------      ------------     ------------
                                                                 $ 10,861,100      $ 25,989,130     $     38,258
                                                                 ============      ============     ============


E - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10 to 26% per annum and provide for payments over periods ranging from 12 to 42 months. The components of finance receivables as of April 30, 2000 and 1999 are as follows:


                                                        April 30,
                                                 2000                1999
                                            --------------      --------------
     Finance receivables                    $  267,389,412      $  123,142,202
     Unearned finance charges                  (38,659,786)        (16,669,411)
     Allowance for credit losses               (43,783,529)        (17,045,063)
     Purchase discounts                         (1,614,736)         (1,002,831)
                                            --------------      --------------

                                            $  183,331,361      $   88,424,897
                                            ==============      ==============


   In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Paaco, Car-Mart and Smart Choice, the Company valued Paaco's, Car-Mart's and Smart Choice's finance receivables portfolios at fair value and determined that purchase discounts of $1,577,781, $864,165 and $2,046,964, respectively, were appropriate. These discounts are being amortized into interest income over the life of the related finance receivable portfolios that existed on the dates of purchase using the interest method.

   Changes in the finance receivables allowance for credit losses for the years ended April 30, 2000, 1999 and 1998 are as follows:


                                                                              Years Ended April 30,
                                                                     2000              1999             1998
                                                                 ------------      ------------     ------------

     Balance at beginning of period                              $ 17,045,063      $  4,727,679
     Acquisition of Paaco                                                                           $  4,248,643
     Acquisition of Car-Mart                                                          8,726,309
     Acquisition of Smart Choice                                   23,568,788
     Provision for credit losses                                   35,473,716        15,251,225        1,743,318
     Net charge offs                                              (32,304,038)      (11,660,150)      (1,264,282)
                                                                 ------------      ------------     ------------

          Balance at end of period                               $ 43,783,529      $ 17,045,063     $  4,727,679
                                                                 ============      ============     ============


   In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale ($515,900 and $190,600) and accounts receivable ($27,256 and $35,000) as of
April 30, 2000 and 1999, respectively.

F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of April 30, 2000 and 1999 is as follows:


                                                                        April 30,
                                                                 2000                1999
                                                            --------------      --------------

     Land and buildings                                     $    8,310,614      $    8,651,003
     Rental equipment                                            9,937,557           7,644,949
     Furniture, fixtures and equipment                          10,144,565           5,691,910
     Leasehold improvements                                      3,292,660           2,003,575
     Less accumulated depreciation and amortization             (3,949,291)         (1,936,263)
                                                            --------------      --------------

                                                            $   27,736,105      $   22,055,174
                                                            ==============      ==============


   For the years ended April 30, 2000, 1999 and 1998 depreciation and amortization of property and equipment amounted to $2,406,657, $1,616,762 and $362,904, respectively.



G - ACCRUED LIABILITIES

   A summary of accrued liabilities as of April 30, 2000 and 1999 is as follows:


                                                        April 30,
                                                 2000                1999
                                            --------------      --------------

     Compensation                           $    3,467,517      $    1,182,468
     Commissions                                 1,627,898           1,643,996
     Interest                                    1,415,244             519,517
     Service contracts                           1,394,439             534,725
     Other                                       5,652,130           1,159,301
                                            --------------      --------------

                                            $   13,557,228      $    5,040,007
                                            ==============      ==============

H - DEBT

   A summary of debt as of April 30, 2000 and 1999 is as follows:


                                                   Revolving Credit Facilities
------------------------------------------------------------------------------------------------------------------------------
                                           Facility       Interest                                Balance at April 30,
     Borrower            Lender             Amount          Rate          Maturity             2000                  1999
     --------            ------            --------       --------        --------             ----                  ----
   Smart Choice       Finova             $ 100 million  Prime + 2.25%     Nov 2004        $   77,533,325
   Paaco              Finova             $  60 million  Prime + 2.25%     Nov 2004            52,833,680          $ 41,823,680
   Car-Mart           Bank of America    $  30 million  Prime + 1.13%     Jan 2002            27,502,614            25,176,594
   Concorde           Bank One           $  20 million  Libor + 2.00%     Sep 2000             9,839,067             7,191,101
   Precision          Wells Fargo        $   8 million  Prime             Dec 2000             5,000,538             4,736,746
                                                                                          --------------          ------------

                                                                                          $  172,709,224          $ 78,928,121
                                                                                          ==============          ============



                                                        Other Notes Payable
-----------------------------------------------------------------------------------------------------------------------------
                                        Facility       Interest                                    Balance at April 30,
     Borrower            Lender          Amount          Rate               Maturity            2000                  1999
     --------            ------         --------       --------             --------            ----                  ----
   Crown            Car-Mart sellers      N/A           8.50%               Jan 2004      $   7,500,000          $  7,500,000
   Crown            Bank of America       N/A           7.00%               Apr 2001          2,316,000             1,158,000
   Home Stay        Bank of Pensacola     N/A           8.50%                                                       5,388,417
   Precision        South Trust Bank      N/A           7.35%               Jan 2014            647,743               673,787
   Paaco            Chase Texas           N/A           8.50%               May 2003            869,616               939,905
   Paaco            Heller Financial      N/A           Prime + 2.25%       Dec 2015            603,084               617,595
   Smart Choice     Huntington            N/A           Prime +  .75%       Jul 2001          2,090,171
   Smart Choice     High Capital          N/A           10.0%               Nov 2001          1,000,000
   Various          Various               N/A           Various             Various           3,315,765               981,840
                                                                                          -------------          ------------

                                                                                          $  18,342,379          $ 17,259,544
                                                                                          =============          ============


   The Company's revolving credit facilities are primarily collateralized by finance receivables, mortgage loans and IBC's. Other notes payable are primarily collateralized by finance receivables, equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At April 30, 2000 substantially all of the Company's $36.7 million equity investment in its consolidated subsidiaries was restricted due to lender covenants. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The advance rates on eligible finance receivables declines from 85.0% to 70.0% for Smart Choice and from 72.0 % to 67.5% for Paaco over the term of the respective credit facilities.

   A summary of future minimum principal payments required under the aforementioned debt as of April 30, 2000 is as follows:


   Years Ending
     April 30,                   Amount
   ------------               ------------
        2001                  $ 19,041,428
        2002                    32,005,345
        2003                       979,107
        2004                     7,585,054
        2005                   130,448,982
     Thereafter                    991,687
                              ------------

                              $191,051,603
                              ============

I - INCOME TAXES

   The Company files a consolidated federal income tax return with its 80% or more owned domestic subsidiaries. Smart Choice and Crown El Salvador each file separate tax returns. The provision (benefit) for income taxes for the fiscal years ended April 30, 2000, 1999 and 1998 was as follows:


                                                                Years Ended April 30,
                                                      2000              1999              1998
                                                  ------------      ------------      ------------
     Provision (benefit) for income taxes
            Current                               $ 13,662,786      $  9,945,622      $ (1,041,373)
            Deferred                                (3,557,335)         (944,961)          950,343
                                                  ------------      ------------      ------------
                                                  $ 10,105,451      $  9,000,661      $    (91,030)
                                                  ============      ============      ============


   The provision (benefit) for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:


                                                                              Years Ended April 30,
                                                                    2000              1999              1998
                                                                ------------      ------------      ------------
     Tax provision at statutory rate                            $  8,967,079      $  9,085,157      $    220,052
     State taxes, net of federal benefit                           1,298,632
     Equity in earnings of unconsolidated subsidiaries              (177,371)         (440,907)         (315,043)
     Goodwill amortization                                           325,081           273,749            52,591
     Other, net                                                     (307,970)           82,662           (48,630)
                                                                ------------      ------------      ------------
                                                                $ 10,105,451      $  9,000,661      $    (91,030)
                                                                ============      ============      ============


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of April 30, 2000 and 1999 were as follows:


                                                                                April 30,
                                                                          2000              1999
                                                                      ------------      ------------
     Deferred tax assets:
           Allowance for loan loss                                    $ 13,749,402
           Finance receivable purchase discounts                           588,687      $    371,047
           Reserves                                                      1,007,725           220,418
           Net operating loss                                            4,986,478           798,399
           Other                                                         1,171,215           236,508
           Less valuation allowance                                     (3,905,081)
                                                                      ------------      ------------
                        Total                                           17,598,426         1,626,372
                                                                      ------------      ------------

     Deferred tax liabilities:
           Allowance for loan losses                                                          63,502
           Tax over book depreciation                                    2,721,659         1,680,557
           Other                                                         1,016,870           679,750
                                                                      ------------      ------------
                        Total                                            3,738,529         2,423,809
                                                                      ------------      ------------

                      Deferred tax assets (liabilities), net          $ 13,859,897      $   (797,437)
                                                                      ============      ============

   In fiscal 2000 and 1999 the Company utilized approximately $3.1 million and $2.1 million, respectively, of net operating loss carryforwards in determining its federal income tax provision. At April 30, 2000 Smart Choice had a net operating loss carryforward of approximately $13.4 million available to offset future Smart Choice taxable income. The net operating loss carryforward expires in 2014 and its utilization is subject to certain limitations. The valuation allowance pertains to acquired Smart Choice deferred tax assets, and any decrease in such valuation allowance will result in an adjustment to goodwill.

J - CAPITAL STOCK

   Effective May 1, 1998 the Company issued 375,000 and 288,027 shares of its common stock in the purchases of an additional 12% interest in Paaco and an additional 20% interest in Precision, respectively (see Note C). Furthermore, in June 1998 the Company issued 169,941 shares of its common stock to Nomura Holding America, Inc. ("Nomura") in connection with Nomura's full exercise of a warrant held by them to purchase 508,414 shares of the Company's common stock. Nomura exercised the warrant pursuant to its "cashless exercise" feature. Effective February 1, 1999 the Company issued 257,811 shares of its common stock as partial consideration in the purchase of an additional 15% interest in Paaco. Also effective February 1, 1999 the Company issued 37,500 shares of its common stock in satisfaction of a liability in connection with the May 1, 1998 purchase of an additional 12% interest in Paaco.

   In July 1999, upon discovering certain accounting errors and irregularities at Paaco, the Company and the shareholders from whom the Company purchased an interest in Paaco amended and restated the three prior purchase agreements such that the Company received approximately $4 million in consideration and an additional 5% interest in Paaco. A portion of the consideration received consisted of 670,311 shares of the Company's common stock valued at $3.2 million. The total value of the consideration received in this transaction ($4.5 million) was recorded as a reduction of goodwill in July 1999.

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market. At April 30, 2000 the Company had repurchased 4,057,417 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

   The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has been issued.

K - COMPREHENSIVE INCOME INFORMATION

   Supplemental comprehensive income disclosures for the years ended April 30, 2000, 1999 and 1998 are as follows:


                                                                                           Years Ended April 30,
                                                                                  2000             1999             1998
                                                                              ------------     ------------     ------------

     Gross unrealized appreciation of securities arising during period        $         --     $ 23,104,008     $  2,925,000
     Provision for income taxes                                                                   8,086,403          994,500
                                                                              ------------     ------------     ------------

            Unrealized appreciation of securities arising during
               period, net of tax                                             $         --     $ 15,017,605     $  1,930,500
                                                                              ============     ============     ============


   Changes to unrealized appreciation of securities on a net of tax basis for the years ended April 30, 2000, 1999 and 1998 are as follows:


                                                                                           Years Ended April 30,
                                                                                  2000             1999             1998
                                                                              ------------     ------------     ------------
     Balance at beginning of period                                           $         --      $  1,930,500     $         --
     Unrealized appreciation of securities arising during period                                  15,017,605        1,930,500
     Less realized gain included in net income                                                   (16,948,105)
                                                                              ------------      ------------     ------------

             Balance at end of period                                         $         --      $         --     $  1,930,500
                                                                              ============      ============     ============

L - EARNINGS PER SHARE

   Basic earnings per share and diluted earnings per share for the years ended April 30, 2000, 1999 and 1998 were computed as follows:



                                                                   Years Ended April 30,
                                                          2000             1999             1998
                                                      ------------     ------------     ------------

     Net income                                       $ 14,836,419     $ 17,508,410     $    367,166
                                                      ============     ============     ============


     Average shares outstanding - basic                  9,216,184       10,095,614        9,829,392
           Dilutive options                                405,144          288,469           76,427
           Dilutive warrants                                                 16,421
                                                      ------------     ------------     ------------

     Average shares outstanding - diluted                9,621,328       10,400,504        9,905,819
                                                      ============     ============     ============


     Earnings per share:
           Basic                                      $       1.61     $       1.73     $       0.04
           Diluted                                    $       1.54     $       1.68     $       0.04

     Antidilutive securities not included:
           Options                                         432,500          420,000          516,068
                                                      ============     ============     ============

           Warrants                                             --          391,198          899,612
                                                      ============     ============     ============


M - STOCK OPTIONS

   Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan ("1997 Plan"). While previously granted options remain effective, the provisions of the 1986 and 1991 Plans permitting additional option grants have expired. The 1997 Plan sets aside 1,000,000 shares of the Company's common stock to be granted to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant. At April 30, 2000 and 1999 there were 170,000 and 202,500 shares of common stock available for grant under the 1997 Plan, respectively. Options granted under the Company's stock option plans expire in the years 2001 through 2010.

   The following is an aggregate summary of the activity in the Company's stock option plans from April 30, 1997 to April 30, 2000:


                                                                                                    Weighted
                                              Number            Exercise          Proceeds           Average
                                                of               Price               on          Exercise Price
                                              Shares           per Share          Exercise          per Share
                                           ------------      --------------     ------------     --------------

     Outstanding at April 30, 1997              814,643      $0.41 to $7.38     $  2,291,250      $       2.81
          Granted                                85,000      $         2.44          207,188      $       2.44
          Exercised                            (142,143)     $         0.66          (93,282)     $        .66
                                           ------------                         ------------

     Outstanding at April 30, 1998              757,500      $0.41 to $7.38        2,405,156      $       3.18
          Granted                               717,500      $3.13 to $5.50        3,197,031      $       4.46
          Exercised                             (25,000)     $         1.55          (38,672)     $       1.55
          Canceled                               (5,000)     $         3.31          (16,563)     $       3.31
                                           ------------                         ------------

     Outstanding at April 30, 1999            1,445,000      $0.41 to $7.38        5,546,952      $       3.84
          Granted                                32,500      $4.38 to $5.81          160,156      $       4.93
                                           ------------                         ------------

     Outstanding at April 30, 2000            1,477,500      $0.41 to $7.38     $  5,707,108      $       3.86
                                           ============                         ============

   A summary of stock options outstanding as of April 30, 2000 is as follows:


                                                    Weighted Average
                     Range of                          Remaining              Weighted
                     Exercise           Number      Contractual Life           Average
                      Prices          of Shares        (in years)           Exercise Price
                  --------------    -------------   ----------------        --------------
                  $0.41 to $1.41           87,500             2.94           $       1.29
                  $2.44 to $4.38          957,500             6.38           $       3.29
                  $5.50 to $7.38          432,500             8.30           $       5.66
                                    -------------

                  $0.41 to $7.38        1,477,500             6.74           $       3.86
                                    =============


   All of the above options were exercisable at April 30, 2000 with the exception of options to purchase 210,000 shares at $5.50 per share. Such shares become exercisable in 2000 through 2002 and expire in 2008. At April 30, 1999 options to purchase 1,165,000 shares were exercisable.

   The Company applies the provisions of APB Opinion No. 25 in accounting for the issuance of stock options and, accordingly, no compensation cost has been recognized in the consolidated financial statements. The estimated weighted average fair value of options granted per share for the fiscal years ended April 30, 2000, 1999 and 1998 was $1.50, $1.50 and $1.53, respectively. Had the
Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company's pro forma income and earnings per share would have been as follows using certain valuation techniques with the assumptions detailed below:


                                                          Years Ended April 30,
                                               2000              1999              1998
                                           ------------      ------------      ------------
     Pro forma net income                  $ 14,804,732      $ 16,808,848      $    281,391

     Pro forma earnings per share:
           Basic                           $       1.61      $       1.66      $       0.03
           Diluted                         $       1.54      $       1.62      $       0.03


     Assumptions:
           Dividend yield                           0.0%              0.0%              0.0%
           Risk-free interest rate                  6.0%              6.5%              6.5%
           Expected volatility                     50.0%             52.5%             52.5%
           Expected life                        5 years           5 years           5 years

N - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The table below summarizes information about the fair value of financial instruments included in the Company's financial statements at April 30, 2000 and 1999:


                                                   April 30, 2000                    April 30, 1999
                                           -----------------------------     -----------------------------
                                             Carrying           Fair           Carrying           Fair
                                               Value            Value            Value            Value
                                           ------------     ------------     ------------     ------------
     Cash and cash equivalents             $  9,843,310     $  9,843,310     $ 12,910,535     $ 12,910,535
     Mortgage loans held for sale            14,202,420       14,770,517       10,636,933       11,115,595
     Finance receivables                    183,331,361      174,164,793       88,424,897       84,003,652
     Investments                              2,503,146        3,055,000          694,341          694,341
     Revolving credit facilities            172,709,224      172,709,224       78,928,121       78,928,121
     Other notes payable                     18,342,379       18,342,379       17,259,544       17,259,544

   Because no market exists for certain of the Company's financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk, normal cost of administration of mortgage loans and finance receivables and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

     Financial Instrument                           Valuation Methodology
     --------------------                           ---------------------
     Cash and cash equivalents               The carrying amount is considered
                                             to be a reasonable estimate of fair
                                             value.

     Mortgage loans held for sale            The fair value was estimated based
                                             on recent sales.

     Finance receivables                     The fair value was estimated based
                                             on management's knowledge of the
                                             sale of other finance receivable
                                             portfolios within the sub-prime
                                             auto industry.

     Investments                             The fair value was estimated based
                                             on (i) the fair value information
                                             provided by management of an
                                             investee, and (ii) recent equity
                                             transactions.

     Revolving credit facilities             The fair value approximates
                                             carrying value due to the
                                             short-term nature of the borrowings
                                             and the variable interest rates
                                             charged on the borrowings.

     Other notes payable                     The fair value approximates
                                             carrying value as the interest
                                             rates charged on such debt
                                             approximates market.

O - LEASES

   The Company leases used car sales and reconditioning facilities, payment centers, office facilities and equipment under various operating leases. As of April 30, 2000 the aggregate rentals due under such non-cancelable operating leases with remaining lease terms in excess of one year were as follows:

                        Years Ending
                          April 30,                  Amount
                        ------------             -------------
                             2001                $   4,744,227
                             2002                    3,711,799
                             2003                    3,002,777
                             2004                    2,358,921
                             2005                    1,743,256

   For the years ended April 30, 2000, 1999 and 1998 rent expense for all operating leases amounted to approximately $4,066,000, $2,077,000 and $467,000, respectively.

P - RELATED PARTY TRANSACTIONS

   In March 1999 the Company paid an outside director $30,000 as a fee in connection with providing certain consulting services related to its used car sales and finance businesses.

   In February 1998 the Company paid an outside director $90,834 as a fee in connection with the Company's purchase of Paaco (see Note C).

   During fiscal 2000, 1999 and 1998, in exchange for a fee, Paaco sold approximately $1,212,000, $2,558,000 and $608,000, respectively, of 90-day service contracts to its customers on behalf of Medallia de Oro LLC ("Medallia"), a company owned by the then minority shareholders of Paaco. In addition, Paaco sends the majority of its vehicle trade-ins to an auction company that is partially owned by its former minority shareholders.

   During fiscal 1999 and 1998 certain family members of a former minority shareholder of Paaco loaned money to Paaco at interest rates ranging from 15 to 18%. At April 30, 1999 all of such loans had been repaid.

Q - COMMITMENTS AND CONTINGENCIES

Mortgage Loan Sales

   In connection with the Company's sale of mortgage loans in the ordinary course of business, in certain circumstances such loan sales involve limited recourse to the Company for up to the first twelve months following the sale. Generally, the events which could give rise to these recourse provisions involve the prepayment or foreclosure of a loan, and violations of customary representations and warranties. If the recourse provisions are triggered the Company may be required to refund all or part of the premium received on the sale of such loan, and in some cases the Company may be required to repurchase the loan. Periodically the Company estimates the potential exposure related to such recourse provisions and accrues losses where required.

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

Smart Choice Class Action Lawsuit

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

Investment Fund

   In November 1998 the Company committed $2.0 million to Monarch, a private venture capital fund focusing on the investment in Internet related or emerging technology companies. As of April 30, 2000 the Company had funded approximately $1.6 million of its $2.0 million commitment. The Company expects it will fund the remaining $400,000 over the next 12 months. Principals of Monarch assisted the Company in its investment in Inktomi common stock (see Note D).

R - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the fiscal years ended April 30, 2000, 1999 and 1998 are as follows:


                                                                                   Years Ended April 30,
                                                                          2000             1999             1998
                                                                      ------------     ------------     ------------

     Interest paid, net of amount capitalized                         $ 12,635,936     $  6,637,102     $  1,356,075
     Income taxes paid, net                                              8,058,829        5,632,986          925,000
     Inventory acquired in repossession                                 21,029,205       12,570,596        1,710,220
     Paaco purchase agreement amendment (Note J)                         4,452,597
     Notes issued in the purchase of property and equipment              2,170,610
     Issuance of notes in Car-Mart acquisition                                            7,500,000
     Value of stock issued in acquisitions                                                4,423,973
     Conversion of portion of CMN note to equity                                                           2,516,493

   In connection with the Company's purchase of Smart Choice, Car-Mart, Paaco and Precision, assumed liabilities were as follows:


                                                   Smart Choice          Car-Mart             Paaco             Precision
                                                  --------------      --------------      --------------      --------------
     Fair value of assets acquired                $  103,166,990      $   44,592,839      $   46,391,955      $    8,258,112
     Cash paid for capital stock and costs            (5,338,838)        (34,514,029)         (9,174,212)         (4,032,389)
     Note issued for capital stock                                        (7,500,000)
     Minority interests                               (2,987,000)                             (2,062,337)           (128,461)
                                                  --------------      --------------      --------------      --------------

           Liabilities assumed                    $   94,841,152      $    2,578,810      $   35,155,406      $    4,097,262
                                                  ==============      ==============      ==============      ==============

S - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the years ended April 30, 2000, 1999 and 1998. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investments in Atlantic Castings and CMN. The Company's business segment data for the years ended April 30, 2000, 1999 and 1998 is as follows (in thousands):



                                                           Year Ended April 30, 2000
                                        ----------------------------------------------------------------
                                         Automobile          IBC's          Mortgage           Other
                                        ------------     ------------     ------------      ------------
     Revenues:
         Sales and other                $    192,247     $      7,113     $      5,151      $      2,849
         Interest income                      27,699               47            1,896             2,667
                                        ------------     ------------     ------------      ------------
               Total                         219,946            7,160            7,047             5,516
                                        ------------     ------------     ------------      ------------

     Costs and expenses:
         Cost of sales                       112,977            2,827
         Selling, gen. and admin.             39,177            2,107            5,304             7,793
         Prov. for credit losses              35,474               32              250
         Interest expense                     12,707              584            1,378             1,239
         Depreciation and amort.                 900              996              198             1,474
                                        ------------     ------------     ------------      ------------
               Total                         201,235            6,546            7,130            10,506
                                        ------------     ------------     ------------      ------------

     Security gains and other                                                                     11,368
                                        ------------     ------------     ------------      ------------

     Income (loss) before taxes
         and minority interests         $     18,711     $        614     $        (83)     $      6,378
                                        ============     ============     ============      ============

     Capital expenditures               $      2,804     $      4,062     $         87      $      2,999
                                        ============     ============     ============      ============

     Total assets                       $    237,942     $     16,540     $     16,385      $     79,551
                                        ============     ============     ============      ============

                                           Year Ended April 30, 2000
                                        ------------------------------
                                        Eliminations      Consolidated
                                        ------------      ------------
     Revenues:
         Sales and other                                  $    207,360
         Interest income                $     (2,028)           30,281
                                        ------------      ------------
               Total                          (2,028)          237,641
                                        ------------      ------------

     Costs and expenses:
         Cost of sales                                         115,804
         Selling, gen. and admin.                               54,381
         Prov. for credit losses                                35,756
         Interest expense                     (2,028)           13,880
         Depreciation and amort.                                 3,568
                                        ------------      ------------
               Total                          (2,028)          223,389
                                        ------------      ------------

     Security gains and other                                   11,368
                                        ------------      ------------

     Income (loss) before taxes
         and minority interests         $         --      $     25,620
                                        ============      ============

     Capital expenditures               $         --      $      9,952
                                        ============      ============

     Total assets                       $    (59,511)     $    290,907
                                        ============      ============



                                                           Year Ended April 30, 1999
                                        ----------------------------------------------------------------
                                         Automobile          IBC's          Mortgage           Other
                                        ------------     ------------     ------------      ------------
     Revenues:
         Sales and other                $     87,121     $      5,237     $      4,634      $        973
         Interest income                      10,638               19            1,616             1,867
                                        ------------     ------------     ------------      ------------
               Total                          97,759            5,256            6,250             2,840
                                        ------------     ------------     ------------      ------------

     Costs and expenses:
         Cost of sales                        55,265            1,865
         Selling, gen. and admin.             19,354            1,716            4,498             5,216
         Prov. for credit losses              15,251               83              164
         Interest expense                      5,771              377            1,187               250
         Depreciation and amort.                 433              707              161             1,098
                                        ------------     ------------     ------------      ------------
               Total                          96,074            4,748            6,010             6,564
                                        ------------     ------------     ------------      ------------

     Security gains and other                                                                     27,249
                                        ------------     ------------     ------------      ------------

     Income before taxes
         and minority interests         $      1,685     $        508     $        240      $     23,525
                                        ============     ============     ============      ============

     Capital expenditures               $        897     $      4,498     $        324      $     10,594
                                        ============     ============     ============      ============

     Total assets                       $    106,785     $     14,031     $     12,646      $     77,316
                                        ============     ============     ============      ============

                                          Year Ended April 30, 1999
                                        ------------------------------
                                        Eliminations      Consolidated
                                        ------------      ------------
     Revenues:
         Sales and other                                  $     97,965
         Interest income                $       (819)           13,321
                                        ------------      ------------
               Total                            (819)          111,286
                                        ------------      ------------

     Costs and expenses:
         Cost of sales                                          57,130
         Selling, gen. and admin.                               30,784
         Prov. for credit losses                                15,498
         Interest expense                       (819)            6,766
         Depreciation and amort.                                 2,399
                                        ------------      ------------
               Total                            (819)          112,577
                                        ------------      ------------

     Security gains and other                                   27,249
                                        ------------      ------------

     Income before taxes
         and minority interests         $         --      $     25,958
                                        ============      ============

     Capital expenditures               $         --      $     16,313
                                        ============      ============

     Total assets                       $    (42,643)     $    168,135
                                        ============      ============

                                                           Year Ended April 30, 1998
                                        ----------------------------------------------------------------
                                         Automobile          IBC's          Mortgage           Other
                                        ------------     ------------     ------------      ------------
     Revenues:
         Sales and other                $     14,241     $      1,351     $      1,100      $      1,105
         Interest income                       1,491                               815             1,472
                                        ------------     ------------     ------------      ------------
               Total                          15,732            1,351            1,915             2,577
                                        ------------     ------------     ------------      ------------

     Costs and expenses:
         Cost of sales                         8,472              628
         Selling, gen. and admin.              3,363              235            2,042             2,928
         Prov. for credit losses               1,744                4               52
         Interest expense                        942               81              586                14
         Depreciation and amort.                  64              122               42               574
                                        ------------     ------------     ------------      ------------
               Total                          14,585            1,070            2,722             3,516
                                        ------------     ------------     ------------      ------------

     Security gains and other                                                                        965
                                        ------------     ------------     ------------      ------------

     Income (loss) before taxes
         and minority interests         $      1,147     $        281     $       (807)     $         26
                                        ============     ============     ============      ============

     Capital expenditures               $      1,648     $      1,057     $        568      $        788
                                        ============     ============     ============      ============

     Total assets                       $     42,935     $      9,337     $     16,211      $     44,376
                                        ============     ============     ============      ============

                                           Year Ended April 30, 1998
                                        ------------------------------
                                        Eliminations      Consolidated
                                        ------------      ------------
     Revenues:
         Sales and other                                  $     17,797
         Interest income                $       (388)            3,390
                                        ------------      ------------
               Total                            (388)           21,187
                                        ------------      ------------

     Costs and expenses:
         Cost of sales                                           9,100
         Selling, gen. and admin.                                8,568
         Prov. for credit losses                                 1,800
         Interest expense                       (388)            1,235
         Depreciation and amort.                                   802
                                        ------------      ------------
               Total                            (388)           21,505
                                        ------------      ------------

     Security gains and other                                      965
                                        ------------      ------------

     Income (loss) before taxes
         and minority interests         $         --      $        647
                                        ============      ============

     Capital expenditures               $         --      $      4,061
                                        ============      ============

     Total assets                       $    (20,656)     $     92,203
                                        ============      ============

T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   A summary of the Company's quarterly results of operations for the years ended April 30, 2000 and 1999 are as follows (in thousands):


                                                                     Year Ended April 30, 2000
                                           ------------------------------------------------------------------------------
                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter         Quarter           Total
                                           ------------     ------------    ------------    -------------    ------------
    Revenue (a)                               $ 48,556         $ 45,530        $ 58,721     $     84,834     $   237,641
    Net income (b)                               2,578            7,606           1,480            3,172          14,836
    Diluted EPS (b)                                .25              .76             .16              .36            1.54


                                                                     Year Ended April 30, 1999
                                           ------------------------------------------------------------------------------
                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter         Quarter           Total
                                           ------------     ------------    ------------    -------------    ------------
    Revenue (c)                               $ 21,070          $ 19,750       $ 23,289         $ 47,177        $111,286
    Net income (d)                                 766                46         11,855            4,841          17,508
    Diluted EPS (d)                                .07               .00           1.14              .45            1.68


 a - During the third quarter in the year ended April 30, 2000, the Company acquired Smart Choice which caused revenues to increase in the third and fourth quarter of such year.

 b - During the second quarter in the year ended April 30, 2000, the Company sold its 49% interest in CMN resulting in a significant gain during such period (see Note C).

 c - Late in the third quarter in the year ended April 30, 1999, the Company acquired Car-Mart which caused revenues to increase significantly in the fourth quarter of such year.

 d - During the third and fourth quarter in the year ended April 30, 1999, the Company sold all of its shares of Inktomi Corporation common stock which resulted in significant gains during such periods (see Note D).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On October 20, 1999, the Company's Audit Committee unanimously approved the dismissal of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants, and engaged Grant Thornton LLP as the Company's new independent accountants. The Company's Audit Committee cited cost considerations as a principal reason for the change.

    PwC's report on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

    During the two most recent fiscal years and the subsequent interim period preceding the dismissal of PwC, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

    No event listed in Paragraphs (A) through (D) of Item 304 a(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of PwC except as follows:

     During the course of its fiscal 1999 year end closing process, the Company discovered certain accounting errors and irregularities at its Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation subsidiaries (collectively "Paaco"). As a result of such discovery PwC (i) expanded their fiscal 1999 audit procedures at Paaco and (ii) advised the Company that a material weakness existed in Paaco's financial reporting and accounting processes. The Company has restructured Paaco's management organization and has taken certain steps to ensure the integrity of Paaco's accounting and reporting procedures. Daniel Chu, former President of Paaco, resigned in July 1999.

     The Audit Committee of the Board of Directors of the Company met with PwC and discussed the subject matter of the audit procedures and advice of PwC with respect to Paaco, and the Company authorized PwC to respond fully to the inquiries of the Company's successor accountant concerning the subject matter of PwC's audit procedures and advice regarding Paaco.

    During the two most recent fiscal years and subsequent interim period preceding the engagement of Grant Thornton LLP, the Company did not consult with Grant Thornton LLP on (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement or a reportable event.

PwC provided the Company with a letter indicating its agreement with the foregoing statements.

                                    PART III

    Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2000. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held in 2000 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information concerning executive compensation is set forth in the 2000 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information concerning security ownership of certain beneficial owners and management is set forth in the 2000 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information concerning certain relationships and related transactions is set forth in the 2000 Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountants' reports are included in Item 8 of this report:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets as of April 30, 2000 and 1999

                  Consolidated Statements of Operations for the fiscal years ended April 30, 2000, 1999 and 1998

                  Consolidated Statements of Comprehensive Income for the fiscal years ended April 30, 2000, 1999, and 1998

                  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2000, 1999 and 1998

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

(a)(3).  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

2.1 Stock Purchase Agreement dated as of December 1, 1998 by and among Bill Fleeman Revocable Trust, Fleeman Charitable Remainder Annuity Trust and certain other trusts and individuals, and Crown Group, Inc. (13)

2.2 Stock Purchase Agreement dated as of December 1, 1999 by and between Smart Choice Automotive Group, Inc. and Crown Group, Inc. (15)

3.1      Articles of Incorporation of the Company (formerly SKAI, Inc.). (3)

3.1.1 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)

3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (12)

3.2      By-Laws dated August 24, 1989. (4)

4.1      Specimen stock certificate. (9)

4.2 Loan and Security Agreement by and among Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco") and Finova Capital Corporation ("Finova") including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and Restated Promissory Note. (12)

4.2.1 First Amended and Restated Loan and Security Agreement by and among Finova and Paaco including the Schedule to First Amended and Restated Loan and Security Agreement and the Twelfth Amended and Restated Promissory Note. (14)

4.2.2 First Amended and Restated Schedule to First Amended and Restated Loan and Security Agreement dated November 18, 1999 by and between Finova and Paaco. (15)

4.3 Loan and Security Agreement dated January 15, 1999 by and among BankAmerica Business Credit, Inc. and America's Car-Mart, Inc. (13)

4.4 Second Amended and Restated Loan and Security Agreement dated November 9, 1998 by and between Florida Finance Group, Inc., Liberty Finance Company, Smart Choice Receivables Holding Company and First Choice Auto Finance, Inc. (collectively, the "Smart Choice Subsidiaries") and Finova. (15)

4.4.1 First Amended and Restated Schedule to Second Amended and Restated Loan and Security Agreement dated November 18, 1999 by and between the Smart Choice Subsidiaries and Finova. (15)

10.1     1986 Incentive Stock Option Plan. (2)

10.1.1 Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (5)

10.2     1991 Non-Qualified Stock Option Plan. (6)

10.3     1997 Stock Option Plan. (11)

10.4 Form of Indemnification Agreement between the Company and Edward R. McMurphy, Mark D. Slusser, T.J. Falgout, III, David J. Douglas, J. David Simmons, Gerald L. Adams, Robert J. Kehl, Gerard M. Jacobs and Michael B. Cloud. (7)

10.5 Form of Severance Agreement dated July 2, 1996 between the Company and Edward R. McMurphy, T.J. Falgout, III and Mark D. Slusser. (10)

21.1     Subsidiaries of Crown Group, Inc. (1)

23.1     Consent of Independent Certified Public Accountants (Grant Thornton
         LLP). (1)

23.1.1   Consent of Independent Accountants (PricewaterhouseCoopers LLP). (1)

23.2 Report of Independent Accountants on Financial Statement Schedule (Grant Thornton LLP). (1)

23.2.1 Report of Independent Accountants on Financial Statement Schedule (PricewaterhouseCoopers LLP). (1)

24.1     Power of Attorney of Edward R. McMurphy. (1)

24.2     Power of Attorney of Tilman J. Falgout, III. (1)

24.3     Power of Attorney of David J. Douglas. (1)

24.4     Power of Attorney of J. David Simmons. (1)

24.5     Power of Attorney of Gerald L. Adams. (1)

24.6     Power of Attorney of Gerard M. Jacobs. (1)

24.7     Power of Attorney of Robert J. Kehl. (1)

27.1     Financial Data Schedule. (1)


----------

(1)      Filed herewith.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form 10, as amended, (No. 0-14939) and incorporated herein by reference.

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

(11) Previously filed as an Exhibit to the Company's Registration Statement on Form S-8, as amended, initially filed with the Securities and Exchange Commission on October 20, 1997 (No. 333-38475) and incorporated herein by reference.

(12) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference.

(13) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(14) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999 and incorporated herein by reference.

(15) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 1, 1999 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 2000 the Company filed a report on Form 8-K/A as follows:


       FORM                  EVENT DATE                              DESCRIPTION OF EVENT
-------------------     ---------------------      ------------------------------------------------------------
      8-K/A                 December 1, 1999       Amendment No. 1 to Form 8-K dated December 1, 1999 including the financial statements of Smart Choice Automotive Group,
                                                   Inc. and pro-forma financial information of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN GROUP, INC.

Dated: July 25, 2000              By: /s/ Edward R. McMurphy
                                     -----------------------
                                       Edward R. McMurphy
                                       President and Chief Executive
                                       Officer
                                       (principal executive officer)


Dated: July 25, 2000              By: /s/ Mark D. Slusser
                                     -----------------------
                                       Mark D. Slusser
                                       Vice President Finance and Chief
                                       Financial Officer
                                       (principal financial and accounting
                                       officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                     Title                                      Date
              ---------                                     -----                                      ----
                   *                            Chairman of the Board, President                   July 25, 2000
-------------------------------------           and Chief Executive Officer
Edward R. McMurphy

                   *                            Executive Vice President,                          July 25, 2000
--------------------------------------          General Counsel and Director
Tilman J. Falgout, III

                   *                            Director                                           July 25, 2000
--------------------------------------
David J. Douglas

                   *                            Director                                           July 25, 2000
--------------------------------------
John David Simmons

                   *                            Director                                           July 25, 2000
--------------------------------------
Gerald L. Adams

                   *                            Director                                           July 25, 2000
--------------------------------------
Gerard M. Jacobs

                   *                            Director                                           July 25, 2000
--------------------------------------
Robert J. Kehl

* By /s/ Mark D. Slusser
     ---------------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                   SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF CROWN GROUP, INC. (PARENT COMPANY ONLY)


                             CONDENSED BALANCE SHEET


                                                         April 30,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
Assets:
    Cash and cash equivalents                   $  5,803,702   $ 12,660,789
    Investments                                    2,503,146        694,341
    Receivables from subsidiaries                 19,556,771     12,232,940
    Investment in subsidiaries                    36,709,601     26,584,853
    Investment in CMN and related assets, net                     5,167,161
    Goodwill, net                                  7,283,551     10,234,197
    Other                                          5,195,313      2,146,320
                                                ------------   ------------

                                                $ 77,052,084   $ 69,720,601
                                                ============   ============

Liabilities and stockholders' equity:
    Accounts payable and accrued liabilities    $  1,761,012   $  1,233,747
    Income taxes payable                           6,463,863      3,301,683
    Payables to subsidiaries                                      2,641,637
    Debt                                           9,816,000      8,658,000
    Deferred tax liability                           143,994        826,650
                                                ------------   ------------
        Total liabilities                         18,184,869     16,661,717
                                                ------------   ------------

    Stockholders' equity                          58,867,215     53,058,884
                                                ------------   ------------

                                                $ 77,052,084   $ 69,720,601
                                                ============   ============


                        CONDENSED STATEMENTS OF OPERATION

                                                                   Years Ended April 30,
                                                        ------------------------------------------
                                                            2000           1999           1998
                                                        ------------   ------------   ------------
Revenues:
    Interest income                                     $    638,687   $  1,038,645   $  1,081,583
    Interest income from subsidiaries                      2,028,413        818,831        387,615
    Interest, fees and rentals from CMN                                     694,146        680,697
    Other                                                                   239,346        388,827
                                                        ------------   ------------   ------------
                                                           2,667,100      2,790,968      2,538,722
                                                        ------------   ------------   ------------

Costs and expenses:
    Selling, general and administrative                    4,677,799      4,916,797      2,924,675
    Interest expense                                         788,375        211,210         13,444
    Depreciation and amortization                            833,405      1,079,564        574,568
                                                        ------------   ------------   ------------
                                                           6,299,579      6,207,571      3,512,687
                                                        ------------   ------------   ------------

Other income:
    Equity in earnings of unconsolidated subsidiaries        506,775      1,259,734        926,598
    Equity in earnings of subsidiaries                     9,600,315      1,696,385         10,980
    Gain on sale of securities, net                       10,861,100     25,989,130         38,258
                                                        ------------   ------------   ------------
                                                          20,968,190     28,945,249        975,836
                                                        ------------   ------------   ------------

        Income before income taxes                        17,335,711     25,528,646          1,871
Provision (benefit) for income taxes                       2,499,292      8,020,236       (365,295)
                                                        ------------   ------------   ------------

        Net income                                      $ 14,836,419   $ 17,508,410   $    367,166
                                                        ============   ============   ============



See accompanying notes to condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                            Years Ended April 30,
                                                                --------------------------------------------
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
Operating activities:
   Net income                                                   $ 14,836,419    $ 17,508,410    $    367,166
   Adjustments to reconcile net income to net cash used
      by operating activities:
      Depreciation and amortization                                  833,405       1,079,564         574,568
      Amortization of finance receivable discounts                  (376,074)       (825,198)       (252,765)
      Deferred income taxes                                         (682,656)        778,307         305,341
      (Gain) loss on sale of assets                                   11,188        (136,196)       (373,999)
      Gain on sale of securities                                 (10,861,100)    (25,989,130)        (38,258)
      Equity in earnings of unconsolidated subsidiaries             (506,775)     (1,259,734)       (926,598)
      Equity in earnings of subsidiaries                          (9,600,315)     (1,696,385)        (10,980)
      Changes in assets and liabilities, net of transactions:
          Other                                                   (1,190,001)        756,298          86,139
          Accounts payable and accrued liabilities                   454,842         398,515        (169,203)
          Income taxes payable                                     3,162,180       3,238,210        (271,525)
                                                                ------------    ------------    ------------
             Net cash used by operating activities                (3,918,887)     (6,147,339)       (710,114)
                                                                ------------    ------------    ------------


Investing activities:
    Purchase of property and equipment                              (291,426)     (3,475,908)       (788,784)
    Sale of property and equipment                                                 1,043,711       2,191,861
    Purchase of securities                                        (1,808,805)     (6,643,496)     (5,551,714)
    Sale of securities                                            16,762,325      34,449,806       3,772,792
    Advances to subsidiaries                                     (18,306,514)     (2,213,221)     (4,618,220)
    Repayments from subsidiaries                                  11,582,682       5,350,000      13,732,772
    Dividends and note collections from CMN                          306,487       2,389,152       1,050,750
    Investment in unconsolidated entities                                         (1,000,341)
    Formation of Crown El Salvador                                                (1,207,000)
    Formation of Home Stay                                                          (640,000)
    Formation of Concorde                                                                         (2,000,800)
    Purchase of Car-Mart                                                         (10,005,863)
    Purchase of CMN and related assets                                                            (7,000,001)
    Purchase of Paaco                                                             (3,431,250)     (9,174,212)
    Purchase of Precision and M&S                                                     (2,000)     (4,032,389)
    Purchase of Smart Choice                                      (5,338,838)
                                                                ------------    ------------    ------------
             Net cash provided (used) by investing activities      2,905,911      14,613,590     (12,417,945)
                                                                ------------    ------------    ------------


Financing activities:
    Issuance of common stock                                                                          93,282
    Issuance of debt                                                               1,158,000
    Purchase of common stock                                      (5,844,111)     (1,994,323)     (3,052,322)
                                                                ------------    ------------    ------------
             Net cash used by financing activities                (5,844,111)       (836,323)     (2,959,040)
                                                                ------------    ------------    ------------


Increase (decrease) in cash and cash equivalents                  (6,857,087)      7,629,928     (16,087,099)
Cash and cash equivalents at: Beginning of year                   12,660,789       5,030,861      21,117,960
                                                                ------------    ------------    ------------

                              End of year                       $  5,803,702    $ 12,660,789    $  5,030,861
                                                                ============    ============    ============



See accompanying notes to condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


A - GUARANTEES

    Crown Group, Inc. ("Crown") has made the following guarantees with respect to its subsidiaries:

                                                       Amount
                                   Facility            Drawn at               Maximum
         Debtor                     Amount          April 30, 2000           Guarantee
         ------                    --------         --------------           ---------
Paaco/Smart Choice             $ 160,000,000         $ 130,367,005         $  5,000,000
Car-Mart                          30,000,000            27,502,614           10,000,000
Concorde                          20,000,000             9,839,067            5,000,000


B - ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES

    As of April 30, 2000 and 1999 the following balances were eliminated in the consolidated financial statements of Crown:

                                                                 April 30,
                                                  ----------------------------------------
                                                        2000                   1999
                                                  -----------------      -----------------
   Receivables from subsidiaries                      $ 19,556,771           $ 12,232,940
   Investments in subsidiaries                          36,709,601             26,584,853
   Payables to subsidiaries                                                     2,641,637


    For the years ended April 30, 2000, 1999 and 1998 interest income in the amounts of $2,028,413, $818,831 and $387,615, respectively, was eliminated in the consolidated financial statements of Crown.

C - DEBT

    A summary of debt as of April 30, 2000 and 1999 is as follows:

                 ------------------------------------------------------------------------------------------------
                                    Interest                       Primary              Balance at April 30,
                      Lender          Rate          Maturity      Collateral          2000               1999
                 --------------    -----------     ----------    ------------     ------------       ------------
               Car-Mart sellers         8.50%       Jan 2004      Unsecured       $  7,500,000       $  7,500,000
               Bank of America          7.00%       Apr 2001      Equipment          2,316,000          1,158,000
                                                                                  ------------       ------------

                                                                                  $  9,816,000       $  8,658,000
                                                                                  ============       ============


    A summary of future minimum principal payments required under the aforementioned debt as of April 30, 2000 is as follows:

                         Years Ending
                           April 30,                  Amount
                         -------------             ------------
                             2001                  $  2,316,000
                             2004                     7,500,000
                                                   ------------

                                                   $  9,816,000
                                                   ============

D - RECLASSIFICATIONS

    Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2000 presentation.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           ----------------------
21.1              Subsidiaries of Crown Group, Inc.

23.1              Consent of Independent Certified Public Accountants (Grant
                  Thornton LLP).

23.1.1            Consent of Independent Accountants (PricewaterhouseCoopers
                  LLP).

23.2              Report of Independent Accountants on Financial Statement
                  Schedule (Grant Thornton LLP).

23.2.1            Report of Independent Accountants on Financial Statement
                  Schedule (PricewaterhouseCoopers LLP).

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