Form 10-Q
period 2000-07-31
CROWN GROUP INC /TX/
filed 2000-09-14
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


  For the fiscal quarter ended:                   Commission file number:
         JULY 31, 2000                                    0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                      63-0851141
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
          Title of Each Class                                 September 11, 2000
          -------------------                                 ------------------
Common stock, par value $.01 per share                            7,921,412

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                July 31, 2000
                                                                                 (unaudited)     April 30, 2000
                                                                                -------------    --------------
Assets:
    Cash and cash equivalents                                                    $  4,053,609     $  9,843,310
    Accounts and other receivables, net                                             4,499,671        5,489,686
    Mortgage loans held for sale, net                                              12,580,616       14,202,420
    Finance receivables, net                                                      192,050,707      183,331,361
    Inventory                                                                      15,923,843       14,948,365
    Prepaid and other assets                                                        2,449,406        1,753,074
    Investments                                                                     3,104,621        2,503,146
    Deferred tax assets, net                                                       14,959,897       13,859,897
    Property and equipment, net                                                    28,341,654       27,736,105
    Goodwill, net                                                                  17,006,664       17,239,955
                                                                                 ------------     ------------

                                                                                 $294,970,688     $290,907,319
                                                                                 ============     ============



Liabilities and stockholders' equity:
    Accounts payable                                                             $  8,147,359     $  8,606,983
    Accrued liabilities                                                            11,227,053       13,557,228
    Income taxes payable                                                            5,009,493        9,599,439
    Revolving credit facilities                                                   181,546,098      172,709,224
    Other notes payable                                                            17,566,324       18,342,379
    Deferred sales tax                                                              4,743,414        4,207,117
                                                                                 ------------     ------------
          Total liabilities                                                       228,239,741      227,022,370
                                                                                 ------------     ------------

    Minority interests                                                              5,932,046        5,017,734

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
            8,085,662 issued and outstanding (8,247,762 at April 30, 2000)             80,857           82,478
       Additional paid-in capital                                                  28,126,958       28,960,793
       Retained earnings                                                           32,591,086       29,823,944
                                                                                 ------------     ------------
           Total stockholders' equity                                              60,798,901       58,867,215
                                                                                 ------------     ------------
                                                                                 $294,970,688     $290,907,319
                                                                                 ============     ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         CROWN GROUP, INC.
(UNAUDITED)


                                                               Three Months Ended
                                                                    July 31,
                                                              2000            1999
                                                          -----------     -----------
Revenues:
    Sales                                                 $66,904,528     $40,876,106
    Interest income                                        11,730,913       4,997,683
    Gain on sale of mortgage loans                          1,851,185       1,329,082
    Rental income                                             962,406       1,067,294
    Gaming                                                    624,904         215,286
    Other                                                     376,993          70,485
                                                          -----------     -----------
                                                           82,450,929      48,555,936
                                                          -----------     -----------

Costs and expenses:
    Cost of sales                                          38,879,279      25,096,913
    Selling, general and administrative                    17,201,481      11,356,568
    Provision for credit losses                            14,294,193       5,855,127
    Interest expense                                        5,522,555       2,415,432
    Depreciation and amortization                           1,042,637         754,797
                                                          -----------     -----------
                                                           76,940,145      45,478,837
                                                          -----------     -----------

Other income:
    Equity in earnings of unconsolidated subsidiaries                         740,802
                                                          -----------     -----------
                                                                              740,802
                                                          -----------     -----------

        Income before taxes and minority interests          5,510,784       3,817,901

Provision for income taxes                                  2,248,436       1,213,037
Minority interests                                            495,206          26,457
                                                          -----------     -----------

        Net income                                        $ 2,767,142     $ 2,578,407
                                                          ===========     ===========



Earnings per share:
        Basic                                             $       .34     $       .26
        Diluted                                           $       .32     $       .25


Weighted average number of shares outstanding:
        Basic                                               8,179,391      10,068,220
        Diluted                                             8,582,006      10,512,850


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                  Three Months Ended
                                                                                      July 31,
                                                                                2000              1999
                                                                            ------------      ------------
Operating activities:
  Net income                                                                $  2,767,142      $  2,578,407
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                            1,042,637           754,797
      Accretion of purchase discount                                            (342,238)         (351,796)
      Deferred income taxes                                                   (1,100,000)         (566,867)
      Provision for credit losses                                             14,294,193         5,855,127
      Minority interests                                                         495,206            26,457
      Gain on sale of mortgage loans                                          (1,851,185)       (1,329,082)
      Gain on sale of assets                                                     (86,446)          (26,979)
      Equity in earnings of unconsolidated subsidiaries                                           (740,802)
      Changes in assets and liabilities, net of acquisitions:
           Accounts and other receivables                                        990,016           517,358
           Mortgage loans originated or acquired                             (45,927,877)      (39,641,531)
           Mortgage loans sold and principal repayments                       49,014,205        36,609,607
           Inventory                                                           6,576,320         4,541,916
           Prepaids and other assets                                            (468,374)         (414,865)
           Accounts payable, accrued liabilities and deferred sales tax       (1,834,396)       (1,044,198)
           Income taxes payable                                               (4,589,946)       (2,220,093)
                                                                            ------------      ------------
                  Net cash provided by operating activities                   18,979,257         4,547,456
                                                                            ------------      ------------
Investing activities:
  Finance receivable originations                                            (62,961,012)      (36,604,371)
  Finance receivable collections                                              32,870,913        19,646,257
  Purchase of property and equipment                                          (1,664,579)       (2,958,541)
  Sale of assets                                                                 361,831           197,902
  Purchase of investments                                                       (601,475)
                                                                            ------------      ------------
                  Net cash used by investing activities                      (31,994,322)      (19,718,753)
                                                                            ------------      ------------

Financing activities:
  Purchase of common stock                                                      (835,456)         (105,646)
  Proceeds from revolving credit facilities, net                               8,836,875         4,492,356
  Proceeds from (repayments of) other debt, net                                 (776,055)           86,728
                                                                            ------------      ------------
                  Net cash provided by financing activities                    7,225,364         4,473,438
                                                                            ------------      ------------

Decrease in cash and cash equivalents                                         (5,789,701)      (10,697,859)
Cash and cash equivalents at: Beginning of period                              9,843,310        12,910,535
                                                                            ------------      ------------

                              End of period                                 $  4,053,609      $  2,212,676
                                                                            ============      ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - DESCRIPTION OF BUSINESS

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of July 31, 2000 owned a 97% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At July 31, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

Goodwill

     Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Smart Choice, Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At July 31, 2000 accumulated amortization of goodwill amounted to $2,098,223.

Reclassifications

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.



C - ACQUISITION

Smart Choice Purchase

     On December 1, 1999, Crown acquired a 70% voting and economic interest in Smart Choice directly from Smart Choice. Smart Choice operates "buy-here pay-here" used car dealerships in central Florida. The purchase price ("Purchase Price") consisted of (i) $3.0 million in cash, (ii) the conversion of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price, Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock, which after Smart Choice's recent 20 for 1 reverse stock split, is convertible into 6,857,907 shares of Smart Choice common stock representing 70% of the ownership and voting rights of Smart Choice on an "as converted" basis.

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

Pro Forma Financial Information

     The following unaudited pro forma condensed consolidated results of operations of the Company for the three months ended July 31, 1999 were prepared as if the acquisition of Smart Choice had occurred on May 1, 1999 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, (ii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted to Smart Choice common stock, (iii) amortizing goodwill created in the Smart Choice acquisition, (iv) adjusting interest income resulting from purchase accounting entries, and (v) adjusting income tax expense to reflect the above described adjustments.

                              Three Months Ended
                                 July 31, 1999
                              ------------------
Revenues                         $     69,127
Net income                              2,402
Earnings per share - diluted     $        .23

     The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated.



D - FINANCE RECEIVABLES

     The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 26% per annum and provide for payments over periods ranging from 12 to 42 months. The components of finance receivables as of July 31, 2000 and April 30, 2000 are as follows:

                                   July 31,           April 30,
                                     2000               2000
                                -------------      -------------
Finance receivables             $ 277,439,643      $ 267,389,412
Unearned finance charges          (37,422,140)       (38,659,786)
Allowance for credit losses       (46,694,298)       (43,783,529)
Purchase discounts                 (1,272,498)        (1,614,736)
                                -------------      -------------

                                $ 192,050,707      $ 183,331,361
                                =============      =============


     In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Paaco, Car-Mart and Smart Choice, the Company valued Paaco's, Car-Mart's and Smart Choice's finance receivables portfolios at market value and determined that purchase discounts of $1,577,781, $864,165 and $2,046,964, respectively, were appropriate. These discounts are being amortized into interest income over the life of the related finance receivables portfolios that existed on the dates of purchase using the interest method.

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2000 and 1999 are as follows:

                                          Three Months Ended
                                              July 31,
                                       2000              1999
                                   ------------      ------------
Balance at beginning of period     $ 43,783,529      $ 17,045,063
Provision for credit losses          14,161,193
                                                        5,849,670
Net charge offs                     (11,250,424)       (4,602,689)
                                   ------------      ------------

   Balance at end of period        $ 46,694,298      $ 18,292,044
                                   ============      ============


     In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale ($648,900 and $515,900) and trade accounts receivable ($27,256 and $27,256) as of July 31, 2000 and April 30, 2000, respectively.

E - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of July 31, 2000 and April 30, 2000 is as follows:

                                                     July 31,          April 30,
                                                       2000              2000
                                                   ------------      ------------
Land and buildings                                 $  8,404,393      $  8,310,614
Rental equipment                                     10,267,902         9,937,557
Furniture, fixtures and equipment                    10,575,064        10,144,565
Leasehold improvements                                3,808,769         3,292,660
Less accumulated depreciation and amortization       (4,714,474)       (3,949,291)
                                                   ------------      ------------

                                                   $ 28,341,654      $ 27,736,105
                                                   ============      ============


For the three months ended July 31, 2000 and 1999 depreciation and amortization of property and equipment amounted to $783,647 and $451,395, respectively.



F - DEBT

     A summary of debt as of July 31, 2000 and April 30, 2000 is as follows:


                                                     Revolving Credit Facilities
     -------------------------------------------------------------------------------------------------------------------------
                                          Facility        Interest                                    Balance at
     Borrower           Lender             Amount           Rate         Maturity          July 31, 2000       April 30, 2000
     --------           ------            --------        --------       --------        ----------------     ----------------
   Smart Choice     Finova              $100 million   Prime - 2.25%     Nov 2004        $     79,533,324     $     77,533,325
   Paaco            Finova              $ 60 million   Prime - 2.25%     Nov 2004              59,007,433           52,833,680
   Car-Mart         Bank of America     $ 30 million   Prime - 1.13%     Jan 2002              27,870,993           27,502,614
   Concorde         Bank One            $ 20 million   Libor - 2.00%     Sep 2000               8,221,185            9,839,067
   Precision        Wells Fargo         $  8 million   Prime             Dec 2000               6,913,163            5,000,538
                                                                                          ---------------     ----------------

                                                                                          $   181,546,098     $    172,709,224
                                                                                          ===============     ================



                                                             Other Notes Payable
     -----------------------------------------------------------------------------------------------------------------------------
                                        Facility          Interest                                        Balance at
     Borrower            Lender          Amount             Rate             Maturity           July 31, 2000       April 30, 2000
     --------            ------         --------          --------           --------           -------------       --------------
   Crown            Car-Mart sellers      N/A           8.50%                Jan 2004        $       7,500,000    $      7,500,000
   Crown            Bank of America       N/A           7.00%                Apr 2001                2,316,000           2,316,000
   Precision        South Trust Bank      N/A           7.35%                Jan 2014                  640,923             647,743
   Paaco            Chase Texas           N/A           8.50%                May 2003                  850,972             869,616
   Paaco            Heller Financial      N/A           Prime - 2.25%        Dec 2015                  600,324             603,084
   Smart Choice     Huntington            N/A           Prime -  .75%        Jul 2001                2,046,956           2,090,171
   Smart Choice     High Capital          N/A           10.0%                Nov 2001                  725,000           1,000,000
   Various          Various               N/A           Various               Various                2,886,149           3,315,765
                                                                                              ----------------    ----------------

                                                                                              $     17,566,324    $     18,342,379
                                                                                              ================    ================



     The Company's revolving credit facilities are primarily collateralized by finance receivables, mortgage loans and IBC's. Other notes payable are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At July 31, 2000 substantially all of the Company's $40.1 million equity investment in its consolidated subsidiaries was restricted due to lender covenants. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 72.0% to 67.5% for Paaco over the term of the respective credit facilities.



G - EARNINGS PER SHARE

     A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 2000 and 1999 is as follows:

                                               Three Months Ended
                                                    July 31,
                                              2000            1999
                                          -----------     -----------

Net income                                $ 2,767,142     $ 2,578,407
                                          ===========     ===========

Average shares outstanding-basic            8,179,391      10,068,220
Dilutive options                              402,615         444,630
                                          -----------     -----------

Average shares outstanding-diluted          8,582,006      10,512,850
                                          ===========     ===========

Earnings per share:
      Basic                               $       .34     $       .26
      Diluted                             $       .32     $       .25

Antidilutive securities not included:
      Options                                 432,500         432,500
                                          ===========     ===========


H - COMMITMENTS AND CONTINGENCIES

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

Investment Fund

     In November 1998 the Company committed $2.0 million to Monarch, a private venture capital fund focusing on the investment in Internet related or emerging technology companies. As of July 31, 2000 the Company had funded approximately $1.6 million of its $2.0 million commitment. The Company expects it will fund the remaining $400,000 over the next 12 months.



I - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow disclosures for the three months ended July 31, 2000 and 1999 are as follows:

                                                             Three Months Ended
                                                                  July 31,
                                                             2000           1999
                                                          ----------     ----------
Inventory acquired in repossession                        $7,551,798     $4,492,589
Notes issued in purchase of property and equipment                          700,000
Interest paid, net of amount capitalized                   6,045,402      2,262,882
Income taxes paid, net of refund                           7,938,382      4,000,000
Value of securities received in acquisition amendment                     4,452,597

J - BUSINESS SEGMENTS

     Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended July 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended July 31, 2000 and 1999 is as follows (in thousands):


                                                        Three Months Ended July 31, 2000
                                ------------------------------------------------------------------------------
                                Automobile      IBC's      Mortgage      Other      Eliminations  Consolidated
                                ----------    --------     --------     --------    ------------  ------------
Revenues:
    Sales and other              $ 66,380     $  1,718     $  1,929     $    693                    $ 70,720
    Interest income                11,141           12          473          462      $   (357)       11,731
                                 --------     --------     --------     --------      --------      --------
          Total                    77,521        1,730        2,402        1,155          (357)       82,451
                                 --------     --------     --------     --------      --------      --------

Costs and expenses:
    Cost of sales                  38,295          584                                                38,879
    Selling, gen. and admin.       13,402          453        1,637        1,709                      17,201
    Prov. for credit losses        14,161                       133                                   14,294
    Interest expense                5,136          162          379          203          (357)        5,523
    Depreciation and amort.           417          276           52          298                       1,043
                                 --------     --------     --------     --------      --------      --------
          Total                    71,411        1,475        2,201        2,210          (357)       76,940
                                 --------     --------     --------     --------      --------      --------

Other income
                                 --------     --------     --------     --------      --------      --------

Income (loss) before taxes
    and minority interests       $  6,110     $    255     $    201     $ (1,055)     $             $  5,511
                                 ========     ========     ========     ========      ========      ========

Capital expenditures             $    972     $    654     $     32     $      7      $             $  1,665
                                 ========     ========     ========     ========      ========      ========

Total assets                     $257,091     $ 16,324     $ 15,195     $ 75,293      $(68,932)     $294,971
                                 ========     ========     ========     ========      ========      ========


                                                        Three Months Ended July 31, 1999
                                -------------------------------------------------------------------------------
                                Automobile      IBC's       Mortgage      Other      Eliminations  Consolidated
                                ---------     --------      --------     --------    ------------  ------------
Revenues:
    Sales and other              $ 40,198     $  1,480      $  1,389     $    491                    $ 43,558
    Interest income                 4,372            7           452          620      $   (453)        4,998
                                 --------     --------      --------     --------      --------      --------
          Total                    44,570        1,487         1,841        1,111          (453)       48,556
                                 --------     --------      --------     --------      --------      --------

Costs and expenses:
    Cost of sales                  24,635          462                                                 25,097
    Selling, gen. and admin.        8,098          457         1,344        1,458                      11,357
    Prov. for credit losses         5,850           (1)            6                                    5,855
    Interest expense                2,112          137           320          299          (453)        2,415
    Depreciation and amort.           122          227            48          358                         755
                                 --------     --------      --------     --------      --------      --------
          Total                    40,817        1,282         1,718        2,115          (453)       45,479
                                 --------     --------      --------     --------      --------      --------

Other income                                                                  741                         741
                                 --------     --------      --------     --------      --------      --------

Income (loss) before taxes
    and minority interests       $  3,753     $    205      $    123     $   (263)     $             $  3,818
                                 ========     ========      ========     ========      ========      ========

Capital expenditures             $    559     $  1,186      $     32     $  1,182      $             $  2,959
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



OVERVIEW

     Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of July 31, 2000 owned a 97% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At July 31, 2000 Crown also owned (i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and
(ii) the potential acquisition or development of other unrelated businesses.



RESULTS OF OPERATIONS

     The Company has made a variety of acquisitions, dispositions and business investments over the last two years. All acquisitions have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions, dispositions and business investments, operating results for the three months ended July 31, 2000 and 1999 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the three months ended July 31, 2000 and 1999:

                                                                          Number of Months Included in
                                   Month Crown        Month Crown          Three Months Ended July 31,
                                     Acquired          Disposed           ----------------------------
           Entity                   or Formed           or Sold              2000               1999
           ------                  -----------        -----------         -----------         --------
Casino Magic Neuquen                   6-97              10-99                --              3 months
Concorde                               6-97                                3 months           3 months
Paaco                                  2-98                                3 months           3 months
Precision                              2-98                                3 months           3 months
Home Stay                              5-98              12-99                --              3 months
Car-Mart                               1-99                                3 months           3 months
Crown El Salvador                      2-99                                3 months           3 months
Atlantic Castings                      3-99               4-00                --              3 months
Smart Choice                          12-99                                3 months              --

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1999

     Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended July 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended July 31, 2000 and 1999 is as follows (in thousands):


                                                     Three Months Ended July 31, 2000
                               --------------------------------------------------------------------------
                               Automobile     IBC's     Mortgage      Other    Eliminations  Consolidated
                               ----------     -----     --------      -----    ------------  ------------
Revenues:
    Sales and other              $66,380     $ 1,718     $ 1,929     $   693                   $70,720
    Interest income               11,141          12         473         462      $  (357)      11,731
                                 -------     -------     -------     -------      -------      -------
          Total                   77,521       1,730       2,402       1,155         (357)      82,451
                                 -------     -------     -------     -------      -------      -------

Costs and expenses:
    Cost of sales                 38,295         584                                            38,879
    Selling, gen. and admin.      13,402         453       1,637       1,709                    17,201
    Prov. for credit losses       14,161                     133                                14,294
    Interest expense               5,136         162         379         203         (357)       5,523
    Depreciation and amort.          417         276          52         298                     1,043
                                 -------     -------     -------     -------      -------      -------
          Total                   71,411       1,475       2,201       2,210         (357)      76,940
                                 -------     -------     -------     -------      -------      -------

Other income
                                 -------     -------     -------     -------      -------      -------

Income (loss) before taxes
    and minority interests       $ 6,110     $   255     $   201     $(1,055)     $    --      $ 5,511
                                 =======     =======     =======     =======      =======      =======


                                                      Three Months Ended July 31, 1999
                               ---------------------------------------------------------------------------
                               Automobile     IBC's       Mortgage     Other    Eliminations  Consolidated
                               ----------     -----       --------     -----    ------------  ------------
Revenues:
    Sales and other              $40,198     $ 1,480      $ 1,389     $   491                   $43,558
    Interest income                4,372           7          452         620      $  (453)       4,998
                                 -------     -------      -------     -------      -------      -------
          Total                   44,570       1,487        1,841       1,111         (453)      48,556
                                 -------     -------      -------     -------      -------      -------

Costs and expenses:
    Cost of sales                 24,635         462                                             25,097
    Selling, gen. and admin.       8,098         457        1,344       1,458                    11,357
    Prov. for credit losses        5,850          (1)           6                                 5,855
    Interest expense               2,112         137          320         299         (453)       2,415
    Depreciation and amort.          122         227           48         358                       755
                                 -------     -------      -------     -------      -------      -------
          Total                   40,817       1,282        1,718       2,115         (453)      45,479
                                 -------     -------      -------     -------      -------      -------

Other income                                                              741                       741
                                 -------     -------      -------     -------      -------      -------

Income (loss) before taxes
    and minority interests       $ 3,753     $   205      $   123     $  (263)     $    --      $ 3,818
                                 =======     =======      =======     =======      =======      =======


     Net income for the three months ended July 31, 2000 increased $.2 million compared to the same period in the prior fiscal year. The increase was primarily attributable to greater earnings in the Company's automobile segment, partially offset by a reduction of other income ($.7 million) as a result of the Company no longer having an equity investment in Casino Magic Neuquen.

     Revenues from sales and other for the three months ended July 31, 2000 increased $27.2 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($18.8 million) in the Company's consolidated results of operations, and (ii) higher revenues at Car-Mart ($1.7) and Paaco ($5.5 million). Interest income for the three months ended July 31, 2000 increased $6.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($5.5 million) in the Company's consolidated results of operations, and (ii) greater interest earned on Car-Mart's ($.3 million) and Paaco's finance receivables portfolios ($1.0 million) as a result of growth in such portfolios.

     As a percentage of sales, cost of sales for the three months ended July 31, 2000 decreased to 58.1% from 61.4% in the same period in the prior fiscal year. The decrease is principally the result of the inclusion of Smart Choice, which has higher gross profit margins than historically generated by the Company, and improved gross profit margins at Paaco and Car-Mart as a result of a management focus on gross profit margins. Selling, general and administrative expense for the three months ended July 31, 2000 increased $5.8 million compared to the same period in the prior fiscal year. The increase is principally the result of (i) including Smart Choice ($4.5 million) in the Company's consolidated results of operations, and (ii) higher expenses at Car-Mart ($.5 million), Paaco ($.3 million) and Concorde ($.3 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the three months ended July 31, 2000 increased $8.4 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($5.8 million) in the Company's consolidated results of operations, and (ii) higher credit losses at Car-Mart ($.4 million) and Paaco ($2.1 million) which corresponds to an increase in the finance receivables portfolios as a result of increased sales levels. Interest expense for the three months ended July 31, 2000 increased $3.1 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($2.5 million) in the Company's consolidated results of operations, and (ii) higher interest expense at Car-Mart ($.2 million) and Paaco ($.4 million) resulting from an increase in the balance of their revolving credit facilities.

     The provision for income taxes for the three months ended July 31, 2000 was $2.2 million on pretax income of $5.5 million. This equates to a 40.8% effective tax rate. The provision for income taxes for the three months ended July 31, 1999 was $1.2 million on pretax income of $3.8 million. This equates to a 39.4% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.7 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended July 31, 2000 (Car-Mart, Smart Choice, Paaco and Crown El Salvador) and the three months ended July 31, 1999 (Paaco, Crown El Salvador and Home Stay).



LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended July 31, 2000, net cash provided by operating activities amounted to $19.0 million. The principal sources of cash resulted from (i) net income, (ii) certain non-cash expenses (provision for credit losses and depreciation and amortization), and (iii) the sale of repossessed vehicles. Net cash used by investing activities of $32.0 million included (i) an $30.1 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $1.7 million use of cash in the purchase of property and equipment. Net cash provided by financing activities of $7.2 million principally relates to (i) net borrowings from revolving credit facilities ($8.8 million), offset by (ii) purchases of the Company's common stock ($.8 million) and repayments of other debt ($.8 million).

     As of July 31, 2000 the Company's sources of liquidity included approximately (i) $4.1 million of cash on hand, of which $1.2 million was held by Crown, (ii) an aggregate of $36.5 million remaining to be drawn on the revolving credit facilities of Car-Mart, Smart Choice, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. Based on the collateral on hand at July 31, 2000, the Company's subsidiaries could have collectively drawn an additional $4.5 million on their revolving credit facilities. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between September 2000 and November 2004, and bear interest at rates ranging from Libor plus 2.0% to prime plus 2.25%. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 72.0% to 67.5% for Paaco over the term of the respective credit facilities. The Company expects that it will have adequate liquidity to satisfy the reductions in advance rates over the terms of the credit facilities. The Company also expects that it will renew or refinance each of its credit facilities with the existing or a new lender on or before the scheduled maturity date of the facility.

     The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The credit facilities of Car-Mart, Smart Choice, Paaco, Precision and Concorde are expected to be able to support the majority of their anticipated growth over the next twelve months. As of July 31, 2000 the Company had an outstanding commitment of approximately $.4 million pertaining to an investment in a private venture capital fund which focuses on the investment in Internet related or emerging technology companies. The Company plans to fund this commitment from cash on hand.

     In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of July 31, 2000 the Company had repurchased 4,219,517 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 42 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 45 days of origination or purchase. At July 31, 2000 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

     The table below illustrates the impact, which hypothetical changes in market interest rates could have on the Company's annual pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remain in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments and anticipated charge-offs, and (iii) there is no change in prepayment rates as a result of the interest rate changes.

     Change in           Change in Annual
  Interest Rates         Pretax Earnings
--------------------    ------------------
                         (in thousands)
        +2%             $      (2,384)
        +1%                    (1,192)
        -1%                     1,192
        -2%                     2,384

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial data schedule (1).

     (b)  Reports on Form 8-K:

          During the fiscal quarter ended July 31, 2000 no reports on Form 8-K were filed.

----------

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


Dated: September 13, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial data schedule