Form 10-Q
period 2000-10-31
CROWN GROUP INC /TX/
filed 2000-12-11
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal quarter ended:                 Commission file number:
               OCTOBER 31, 2000                              0-14939


                               CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                          TEXAS                                                       63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
        Title of Each Class                                 December 6, 2000
        -------------------                                 ----------------
Common stock, par value $.01 per share                         7,544,208

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                   October 31,
                                                                                       2000
                                                                                    (unaudited)   April 30, 2000
                                                                                   -------------  --------------
Assets:
    Cash and cash equivalents                                                      $   2,375,314   $   9,843,310
    Accounts and other receivables, net                                                5,019,135       5,489,686
    Mortgage loans held for sale, net                                                 15,282,648      14,202,420
    Finance receivables, net                                                         202,718,679     183,331,361
    Inventory                                                                         17,545,704      14,948,365
    Prepaid and other assets                                                           2,150,219       1,753,074
    Investments                                                                        3,525,896       2,503,146
    Deferred tax assets, net                                                          13,118,919      13,859,897
    Property and equipment, net                                                       28,031,013      27,736,105
    Goodwill, net                                                                     16,773,373      17,239,955
                                                                                   -------------   -------------
                                                                                   $ 306,540,900   $ 290,907,319
                                                                                   =============   =============

Liabilities and stockholders' equity:
    Accounts payable                                                               $   8,741,353   $   8,606,983
    Accrued liabilities                                                               11,047,866      13,557,228
    Income taxes payable                                                               3,211,115       9,599,439
    Revolving credit facilities                                                      194,008,405     172,709,224
    Other notes payable                                                               17,477,017      18,342,379
    Deferred sales tax                                                                 4,907,792       4,207,117
                                                                                   -------------   -------------
                                                                                     239,393,548     227,022,370
                                                                                   -------------   -------------

    Minority interests                                                                 6,252,872       5,017,734

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           7,816,478 issued and outstanding (8,247,762 at April 30, 2000)                 78,165          82,478
       Additional paid-in capital                                                     26,675,243      28,960,793
       Retained earnings                                                              34,141,072      29,823,944
                                                                                   -------------   -------------
           Total stockholders' equity                                                 60,894,480      58,867,215
                                                                                   -------------   -------------

                                                                                   $ 306,540,900   $ 290,907,319
                                                                                   =============   =============







See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                      Three Months Ended                 Six Months Ended
                                                          October 31,                      October 31,
                                                     2000            1999             2000             1999
                                                 -------------   -------------    -------------   -------------
Revenues:
    Sales                                        $  74,096,102   $  37,458,587    $ 141,000,630   $  78,334,693
    Interest income                                 11,983,066       5,052,155       23,713,979      10,049,838
    Gain on sale of mortgage loans                   1,728,013       1,110,012        3,579,198       2,439,094
    Rental income                                    1,011,389       1,162,874        1,973,795       2,230,168
    Gaming                                             511,477         719,584        1,136,381         934,870
    Other                                              234,380         26,769           611,373          97,254
                                                 -------------   -------------    -------------   -------------
                                                    89,564,427      45,529,981      172,015,356      94,085,917
                                                 -------------   -------------    -------------   -------------

Costs and expenses:
    Cost of sales                                   44,263,322      21,607,816       83,142,601      46,704,729
    Selling, general and administrative             18,443,566      12,249,879       35,645,047      23,606,447
    Provision for credit losses                     15,728,157       6,863,535       30,022,350      12,718,662
    Interest expense                                 5,929,510       2,659,701       11,452,065       5,075,133
    Depreciation and amortization                    1,090,823         880,170        2,133,460       1,634,967
    Write-down of Crown El Salvador                    800,000                          800,000
                                                 -------------   -------------    -------------   -------------
                                                    86,255,378      44,261,101      163,195,523      89,739,938
                                                 -------------   -------------    -------------   -------------

Other income:
    Equity in earnings of unconsolidated                               202,041                          942,843
subsidiaries
    Gain on sale of securities, net                                 10,737,832                       10,737,832
                                                 -------------   -------------    -------------   -------------
                                                                    10,939,873                       11,680,675
                                                 -------------   -------------    -------------   -------------

        Income before taxes and minority             3,309,049      12,208,753        8,819,833      16,026,654
interests

Provision for income taxes                           1,427,607       4,797,101        3,676,043       6,010,138
Minority interests                                     331,456        (194,826)         826,662        (168,369)
                                                 -------------   -------------    -------------   -------------

        Net income                               $   1,549,986   $   7,606,478    $   4,317,128   $  10,184,885
                                                 =============   =============    =============   =============

Earnings per share:
        Basic                                    $        0.20   $        0.79    $        0.54   $        1.03
        Diluted                                  $        0.19   $        0.76    $        0.51   $        0.99


Weighted average number of shares outstanding:
        Basic                                        7,914,719       9,665,483        8,047,055       9,866,852
        Diluted                                      8,299,369      10,038,033        8,440,688      10,277,549



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                       CROWN GROUP, INC.
(UNAUDITED)


                                                                                      Six Months Ended
                                                                                        October 31,
                                                                                  2000               1999
                                                                              --------------    --------------
Operating activities:
  Net income                                                                  $    4,317,128    $   10,184,885
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                2,133,460         1,634,967
      Accretion of purchase discount                                                (618,525)         (594,177)
      Deferred income taxes                                                          740,978        (2,275,501)
      Provision for credit losses                                                 30,022,350        12,718,662
      Minority interests                                                             826,662          (168,369)
      Write-down of Crown El Salvador                                                800,000
      Gain on sale of mortgage loans                                              (3,579,198)       (2,439,094)
      Gain on sale of assets                                                        (154,009)          (80,187)
      Gain on sale of securities                                                                   (10,737,832)
      Equity in earnings of unconsolidated subsidiaries                                               (942,843)
      Changes in assets and liabilities, net of acquisitions:
           Accounts and other receivables                                            472,205            83,294
           Mortgage loans originated or acquired                                 (89,786,537)      (74,865,125)
           Mortgage loans sold and principal repayments                           91,790,035        73,836,516
           Inventory                                                              13,114,887         9,678,049
           Prepaids and other assets                                                (194,886)         (564,388)
           Accounts payable, accrued liabilities and deferred sales tax           (1,145,504)          399,311
           Income taxes payable                                                   (6,388,324)        3,241,347
                                                                              --------------    --------------
                  Net cash provided by operating activities                       42,350,722        19,109,515
                                                                              --------------    --------------

Investing activities:
  Finance receivable originations                                               (132,015,587)      (70,594,548)
  Finance receivable collections                                                  67,752,373        39,166,972
  Purchase of property and equipment                                              (3,326,755)       (4,098,480)
  Sale of assets                                                                     650,045           494,134
  Purchase of investments                                                         (1,322,750)
  Sale of securities                                                                 300,000        16,500,000
  Dividends and collections of notes receivable from CMN                                               306,487
                                                                              --------------    --------------
                  Net cash used in investing activities                          (67,962,674)      (18,225,435)
                                                                              --------------    --------------

Financing activities:
  Sale of common stock                                                                60,937
  Purchase of common stock                                                        (2,350,800)       (2,009,993)
  Proceeds from (repayments of) revolving credit facilities, net                  21,299,181          (265,916)
  Proceeds from (repayments of) other debt, net                                     (865,362)           22,956
                                                                              --------------    --------------
                  Net cash provided by (used in) financing activities             18,143,956        (2,252,953)
                                                                              --------------    --------------

Decrease in cash and cash equivalents                                             (7,467,996)       (1,368,873)
Cash and cash equivalents at:       Beginning of period                            9,843,310        12,910,535
                                                                              --------------    --------------

                                    End of period                             $    2,375,314    $   11,541,662
                                                                              ==============    ==============




See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        CROWN GROUP, INC.


A - DESCRIPTION OF BUSINESS

         Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 2000 owned a 97% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At October 31, 2000 Crown also owned
(i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. Effective November 1, 2000 the Company sold a 50% interest in Precision to the President of Precision, for total consideration of approximately $3.1 million (see Note
J). In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

Goodwill

         Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Smart Choice, Paaco and Precision. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At October 31, 2000 accumulated amortization of goodwill amounted to $2,331,515.

Reclassifications

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.



C - ACQUISITION

Smart Choice Purchase

         On December 1, 1999, Crown acquired a 70% voting and economic interest in Smart Choice directly from Smart Choice. Smart Choice operates "buy-here pay-here" used car dealerships in central Florida. The purchase price ("Purchase Price") consisted of (i) $3.0 million in cash, (ii) the conversion of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price, Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock which is convertible into 6,857,907 shares of Smart Choice common stock, or 70% the total outstanding shares.

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

Pro Forma Financial Information

         The following unaudited pro forma condensed consolidated results of operations of the Company for the six months ended October 31, 1999 were prepared as if the acquisition of Smart Choice had occurred on May 1, 1999 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, (ii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted to Smart Choice common stock, (iii) amortizing goodwill created in the Smart Choice acquisition, (iv) adjusting interest income resulting from purchase accounting entries, (v) eliminating Smart Choice's discontinued operations and write off of historical goodwill, and (vi) adjusting income tax expense to reflect the above described adjustments.

                                                                  Six Months Ended
                                                                  October 31, 1999
                                                                  ----------------
          Revenues                                                 $   135,347
          Net income                                                     6,913
          Earnings per share - diluted                             $       .67

         The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated.



D - FINANCE RECEIVABLES

         The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 26% per annum and provide for payments over periods ranging from 12 to 42 months. The components of finance receivables as of October 31, 2000 and April 30, 2000 are as follows:

                               October 31,       April 30,
                                  2000             2000
                              -------------    -------------
Finance receivables           $ 289,326,561    $ 267,389,412
Unearned finance charges        (38,498,663)     (38,659,786)
Allowance for credit losses     (47,113,008)     (43,783,529)
Purchase discounts                 (996,211)      (1,614,736)
                              -------------    -------------
                              $ 202,718,679    $ 183,331,361
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

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2000 and 1999 are as follows:

                                              Six Months Ended
                                                October 31,
                                            2000             1999
                                       -------------    -------------
Balance at beginning of period         $  43,783,529    $  17,045,063
Provision for credit losses               29,782,195       12,628,688
Net charge offs                          (26,452,716)      (9,521,428)
                                       -------------    -------------
   Balance at end of period            $  47,113,008    $  20,152,323
                                       =============    =============

         In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale ($631,900 and $515,900) and trade accounts receivable ($27,256 and $27,256) as of October 31, 2000 and April 30, 2000, respectively.

E - PROPERTY AND EQUIPMENT

         A summary of property and equipment as of October 31, 2000 and April 30, 2000 is as follows:

                                                      October 31,       April 30,
                                                         2000              2000
                                                     -------------    -------------
Land and buildings                                   $   8,489,996    $   8,310,614
Rental equipment                                        10,563,390        9,937,557
Furniture, fixtures and equipment                       10,609,118       10,144,565
Leasehold improvements                                   3,826,297        3,292,660
Less accumulated depreciation and amortization          (5,457,788)      (3,949,291)
                                                     -------------    -------------
                                                     $  28,031,013    $  27,736,105
                                                     =============    =============


For the six months ended October 31, 2000 and 1999 depreciation and amortization of property and equipment amounted to $1,615,478 and $1,257,682, respectively.



F - DEBT

   A summary of debt as of October 31, 2000 and April 30, 2000 is as follows:


                                                       Revolving Credit Facilities
 ----------------------------------------------------------------------------------------------------------------------------------
                                           Facility          Interest                                     Balance at
    Borrower           Lender               Amount            Rate           Maturity        October 31, 2000      April 30, 2000
 ---------------   ---------------      --------------    -------------     ------------    ------------------    -----------------
   Smart Choice     Finova              $  98 million     Prime + 2.25%     Nov 2004        $      84,293,825     $      77,533,325
   Paaco            Finova              $  62 million     Prime + 2.25%     Nov 2004               61,987,515            52,833,680
   Car-Mart         Bank of America     $  30 million     Prime + 1.13%     Jan 2002               29,460,065            27,502,614
   Concorde         Bank United         $  25 million     Libor + 2.00%     Sep 2001               11,689,314             9,839,067
   Precision        Wells Fargo         $   8 million     Prime             Dec 2000                6,577,686             5,000,538
                                                                                            -----------------     -----------------
                                                                                            $     194,008,405     $     172,709,224
                                                                                            =================     =================



                                                         Other Notes Payable
 ----------------------------------------------------------------------------------------------------------------------------------
                                           Facility          Interest                                     Balance at
    Borrower            Lender              Amount             Rate           Maturity       October 31, 2000      April 30, 2000
 ---------------   ---------------      --------------    -------------     ------------    ------------------    -----------------
   Crown            Car-Mart sellers     N/A               8.50%            Jan 2004        $       7,500,000     $       7,500,000
   Crown            Bank of America      N/A               7.00%            Apr 2001                2,316,000             2,316,000
   Precision        South Trust Bank     N/A               7.35%            Jan 2014                  633,974               647,743
   Paaco            Chase Texas          N/A               8.50%            May 2003                  832,131               869,616
   Paaco            Heller Financial     N/A               Prime + 2.25%    Dec 2015                  596,414               603,084
   Smart Choice     Huntington           N/A               Prime +   .75%   Jul 2001                2,003,741             2,090,171
   Smart Choice     High Capital         N/A               10.0%            Nov 2001                  725,000             1,000,000
   Various          Various              N/A               Various          Various                 2,869,757             3,315,765
                                                                                            -----------------     -----------------
                                                                                            $      17,477,017     $      18,342,379
                                                                                            =================     =================



         The Company's revolving credit facilities are primarily collateralized by finance receivables, mortgage loans and IBC's. Other notes payable are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At October 31, 2000 substantially all of the Company's $42.0 million equity investment in its consolidated subsidiaries was restricted due to lender covenants. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde.

Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 72.0 % to 67.5% for Paaco over the term of the respective credit facilities.


G - EARNINGS PER SHARE

         A summary reconciliation of basic earnings per share to diluted earnings per share for the three and six months ended October 31, 2000 and 1999 is as follows:

                                                Three Months Ended             Six Months Ended
                                                   October 31,                   October 31,
                                               2000           1999           2000            1999
                                           ------------   ------------   ------------   ------------
Net income                                 $  1,549,986   $  7,606,478   $  4,317,128   $ 10,184,885
                                           ============   ============   ============   ============
Average shares outstanding-basic              7,914,719      9,665,483      8,047,055      9,866,852
Dilutive options                                384,650        372,550        393,633        410,697
                                           ------------   ------------   ------------   ------------

Average shares outstanding-diluted            8,299,369     10,038,033      8,440,688     10,277,549
                                           ============   ============   ============   ============

Earnings per share:
      Basic                                $        .20   $        .79   $        .54   $       1.03
      Diluted                              $        .19   $        .76   $        .51   $        .99

Antidilutive securities not included:
      Options                                   445,000        432,500        432,500        432,500
                                           ============   ============   ============   ============


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

Investment Fund

         In November 1998 the Company committed $2.0 million to Monarch, a private venture capital fund focusing on the investment in Internet related or emerging technology companies. As of October 31, 2000 the Company had funded approximately $1.7 million of its $2.0 million commitment. The Company expects it will fund the remaining $.3 million over the next 12 months.


I - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow disclosures for the six months ended October 31, 2000 and 1999 are as follows:

                                                                      Six Months Ended
                                                                        October 31,
                                                                   2000             1999
                                                               -------------   -------------
Inventory acquired in repossession                             $  15,712,226   $   7,616,786
Notes issued in purchase of property and equipment                   188,445       2,044,000
Interest paid, net of amount capitalized                          10,995,683       4,838,700
Income taxes paid, net of refund                                   9,313,383       5,058,829
Value of securities received in acquisition amendment                              4,452,597



J - SUBSEQUENT EVENT

         Effective November 1, 2000 the Company sold a 50% interest in Precision to Van P. Finger, the President of Precision, for total consideration of approximately $3.1 million. The consideration consisted of approximately $2.2 million in cash and 170,170 shares of Crown common stock. The Company expects to report a nominal gain in the third fiscal quarter in connection with the sale.

K - BUSINESS SEGMENTS

         Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended October 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended October 31, 2000 and 1999 is as follows (in thousands):

                                                                   Three Months Ended October 31, 2000
                                 -------------------------------------------------------------------------------------------------
                                   Automobile         IBC's          Mortgage          Other         Eliminations     Consolidated
                                 -------------   -------------    -------------    -------------    -------------    -------------
Revenues:
    Sales and other              $      73,462   $       1,769    $       1,839    $         511                     $      77,581
    Interest income                     11,426              10              472              369    $        (294)          11,983
                                 -------------   -------------    -------------    -------------    -------------    -------------
          Total                         84,888           1,779            2,311              880             (294)          89,564
                                 -------------   -------------    -------------    -------------    -------------    -------------
Costs and expenses:
    Cost of sales                       43,668             596                                                              44,264
    Selling, gen. and admin.            14,535             544            1,806            1,559                            18,444
    Prov. for credit losses             15,621              (2)             109                                             15,728
    Interest expense                     5,491             159              372              201             (294)           5,929
    Depreciation and amort.                433             280               56              321                             1,090
    El Salvador write-down                                                                   800                               800
                                 -------------   -------------    -------------    -------------    -------------    -------------
          Total                         79,748           1,577            2,343            2,881             (294)          86,255
                                 -------------   -------------    -------------    -------------    -------------    -------------

Security gains and other                    --              --               --               --               --               --
                                 -------------   -------------    -------------    -------------    -------------    -------------
Income (loss) before taxes
    and minority interests       $       5,140   $         202    $         (32)   $      (2,001)   $          --    $       3,309
                                 =============   =============    =============    =============    =============    =============

Capital expenditures             $       1,000   $         552    $          90    $          20    $          --    $       1,662
                                 =============   =============    =============    =============    =============    =============

Total assets                     $     267,955   $      16,343    $      18,414    $      74,709    $     (70,880)   $     306,541
                                 =============   =============    =============    =============    =============    =============



                                                             Three Months Ended October 31, 1999
                                 -----------------------------------------------------------------------------------------------
                                   Automobile        IBC's          Mortgage          Other       Eliminations     Consolidated
                                 -------------   -------------   -------------    -------------   -------------    -------------
Revenues:
    Sales and other              $      36,534   $       1,777   $       1,127    $       1,040                    $      40,478
    Interest income                      4,405               7             483              601   $        (444)           5,052
                                 -------------   -------------   -------------    -------------   -------------    -------------
          Total                         40,939           1,784           1,610            1,641            (444)          45,530
                                 -------------   -------------   -------------    -------------   -------------    -------------

Costs and expenses:
    Cost of sales                       20,862             746                                                            21,608
    Selling, gen. and admin.             7,738             518           1,214            2,779                           12,249
    Prov. for credit losses              6,779              54              31                                             6,864
    Interest expense                     2,261             138             366              339            (444)           2,660
    Depreciation and amort.                104             245              49              482                              880
                                 -------------   -------------   -------------    -------------   -------------    -------------
          Total                         37,744           1,701           1,660            3,600            (444)          44,261
                                 -------------   -------------   -------------    -------------   -------------    -------------

Security gains and other                                                                 10,940                           10,940
                                 -------------   -------------   -------------    -------------   -------------    -------------

Income (loss) before taxes
    and minority interests       $       3,195   $          83   $         (50)   $       8,981   $          --    $      12,209
                                 =============   =============   =============    =============   =============    =============

Capital expenditures             $         260   $         537   $          16    $         326   $          --    $       1,139
                                 =============   =============   =============    =============   =============    =============

Total assets                     $     113,817   $      15,224   $      15,499    $      86,475   $     (53,415)   $     177,600
                                 =============   =============   =============    =============   =============    =============

         The Company's business segment data for the six months ended October 31, 2000 and 1999 is as follows (in thousands):

                                                                Six Months Ended October 31, 2000
                                 ------------------------------------------------------------------------------------------------
                                   Automobile        IBC's           Mortgage         Other         Eliminations    Consolidated
                                 -------------   -------------    -------------   -------------    -------------    -------------
Revenues:
    Sales and other              $     139,842   $       3,487    $       3,768   $       1,204                     $     148,301
    Interest income                     22,567              22              945             831    $        (651)          23,714
                                 -------------   -------------    -------------   -------------    -------------    -------------
          Total                        162,409           3,509            4,713           2,035             (651)         172,015
                                 -------------   -------------    -------------   -------------    -------------    -------------
Costs and expenses:
    Cost of sales                       81,963           1,180                                                             83,143
    Selling, gen. and admin.            27,937             997            3,443           3,268                            35,645
    Prov. for credit losses             29,782              (2)             242                                            30,022
    Interest expense                    10,627             321              751             404             (651)          11,452
    Depreciation and amort.                850             556              108             619                             2,133
    El Salvador write-down                                                                  800                               800
                                 -------------   -------------    -------------   -------------    -------------    -------------
          Total                        151,159           3,052            4,544           5,091             (651)         163,195
                                 -------------   -------------    -------------   -------------    -------------    -------------
Security gains and other                    --              --               --              --               --               --
                                 -------------   -------------    -------------   -------------    -------------    -------------

Income (loss) before taxes
    and minority interests       $      11,250   $         457    $         169   $      (3,056)   $          --    $       8,820
                                 =============   =============    =============   =============    =============    =============

Capital expenditures             $       1,972   $       1,206    $         122   $          27    $          --    $       3,327
                                 =============   =============    =============   =============    =============    =============

Total assets                     $     267,955   $      16,343    $      18,414   $      74,709    $     (70,880)   $     306,541
                                 =============   =============    =============   =============    =============    =============


                                                                Six Months Ended October 31, 1999
                                 ----------------------------------------------------------------------------------------------
                                   Automobile        IBC's         Mortgage          Other        Eliminations     Consolidated
                                 -------------   -------------   -------------   -------------   -------------    -------------
Revenues:
    Sales and other              $      76,732   $       3,257   $       2,516   $       1,531                    $      84,036
    Interest income                      8,777              14             935           1,221   $        (897)          10,050
                                 -------------   -------------   -------------   -------------   -------------    -------------
          Total                         85,509           3,271           3,451           2,752            (897)          94,086
                                 -------------   -------------   -------------   -------------   -------------    -------------

Costs and expenses:
    Cost of sales                       45,497           1,208                                                           46,705
    Selling, gen. and admin.            15,836             975           2,558           4,237                           23,606
    Prov. for credit losses             12,629              53              37                                           12,719
    Interest expense                     4,373             275             686             638            (897)           5,075
    Depreciation and amort.                226             472              97             840                            1,635
                                 -------------   -------------   -------------   -------------   -------------    -------------
          Total                         78,561           2,983           3,378           5,715            (897)          89,740
                                 -------------   -------------   -------------   -------------   -------------    -------------

Security gains and other                                                                11,681                           11,681
                                 -------------   -------------   -------------   -------------   -------------    -------------

Income (loss) before taxes
    and minority interests       $       6,948   $         288   $          73   $       8,718   $          --    $      16,027
                                 =============   =============   =============   =============   =============    =============

Capital expenditures             $         819   $       1,723   $          48   $       1,508   $          --    $       4,098
                                 =============   =============   =============   =============   =============    =============

Total assets                     $     113,817   $      15,224   $      15,499   $      86,475   $     (53,415)   $     177,600
                                 =============   =============   =============   =============   =============    =============


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


OVERVIEW

         Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly traded buy-out firm which as of October 31, 2000 owned a 97% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At October 31, 2000 Crown also owned
(i) 100% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. Effective November 1, 2000 the Company sold a 50% interest in Precision to Van P. Finger, President of Precision, for total consideration of approximately $3.1 million. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.


RESULTS OF OPERATIONS

         The Company has made a variety of acquisitions, dispositions and business investments over the last two years. All acquisitions have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions, dispositions and business investments, operating results for the three and six months ended October 31, 2000 and 1999 are not entirely comparable. Below is a summary of the number of months of operation each companies' operating results are included in the Company's consolidated results of operations for the three and six months ended October 31, 2000 and 1999:

                                                                          Number of Months Subsidiary Included In
                                                             -------------------------------------------------------------
                                                                    Three Months Ended              Six Months Ended
                               Month Crown     Month Crown            October 31,                     October 31,
                                Acquired        Disposed     -----------------------------   -----------------------------
       Entity                  or Formed        or Sold           2000           1999             2000           1999
--------------------         -------------   -------------   -------------   -------------   -------------   -------------
Casino Magic Neuquen                  6-97           10-99              --        2 months              --        5 months
Concorde                              6-97                        3 months        3 months        6 months        6 months
Paaco                                 2-98                        3 months        3 months        6 months        6 months
Precision                             2-98                        3 months        3 months        6 months        6 months
Home Stay                             5-98           12-99              --        3 months              --        6 months

Car-Mart                              1-99                        3 months        3 months        6 months        6 months
Crown El Salvador                     2-99                        3 months        3 months        6 months        6 months
Atlantic Castings                     3-99            4-00              --        3 months              --        6 months
Smart Choice                         12-99                        3 months              --        6 months              --

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1999

         Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended October 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended October 31, 2000 and 1999 is as follows (in thousands):

                                                               Three Months Ended October 31, 2000
                                 -------------------------------------------------------------------------------------------------
                                   Automobile        IBC's           Mortgage          Other        Eliminations      Consolidated
                                 -------------   -------------    -------------    -------------    -------------    -------------
Revenues:
    Sales and other              $      73,462   $       1,769    $       1,839    $         511                     $      77,581
    Interest income                     11,426   $          10              472              369    $        (294)          11,983
                                 -------------   -------------    -------------    -------------    -------------    -------------
          Total                         84,888           1,779            2,311              880             (294)          89,564
                                 -------------   -------------    -------------    -------------    -------------    -------------
Costs and expenses:
    Cost of sales                       43,668             596                                                              44,264
    Selling, gen. and admin.            14,535             544            1,806            1,559                            18,444
    Prov. for credit losses             15,621              (2)             109                                             15,728
    Interest expense                     5,491             159              372              201             (294)           5,929
    Depreciation and amort.                433             280               56              321                             1,090
    El Salvador write-down                                                                   800                               800
                                 -------------   -------------    -------------    -------------    -------------    -------------
          Total                         79,748           1,577            2,343            2,881             (294)          86,255
                                 -------------   -------------    -------------    -------------    -------------    -------------
Security gains and other                    --              --               --               --               --               --
                                 -------------   -------------    -------------    -------------    -------------    -------------
Income (loss) before taxes
    and minority interests       $       5,140   $         202    $         (32)   $      (2,001)   $          --    $       3,309
                                 =============   =============    =============    =============    =============    =============

                                                              Three Months Ended October 31, 1999
                                 -----------------------------------------------------------------------------------------------
                                   Automobile         IBC's         Mortgage          Other       Eliminations     Consolidated
                                 -------------   -------------   -------------    -------------   -------------    -------------
Revenues:
    Sales and other              $      36,534   $       1,777   $       1,127    $       1,040                    $      40,478
    Interest income                      4,405               7             483              601   $        (444)           5,052
                                 -------------   -------------   -------------    -------------   -------------    -------------
          Total                         40,939           1,784           1,610            1,641            (444)          45,530
                                 -------------   -------------   -------------    -------------   -------------    -------------
Costs and expenses:
    Cost of sales                       20,862             746                                                            21,608
    Selling, gen. and admin.             7,738             518           1,214            2,779                           12,249
    Prov. for credit losses              6,779              54              31                                             6,864
    Interest expense                     2,261             138             366              339            (444)           2,660
    Depreciation and amort.                104             245              49              482                              880
                                 -------------   -------------   -------------    -------------   -------------    -------------
          Total                         37,744           1,701           1,660            3,600            (444)          44,261
                                 -------------   -------------   -------------    -------------   -------------    -------------
Security gains and other                                                                 10,940                           10,940
                                 -------------   -------------   -------------    -------------   -------------    -------------
Income (loss) before taxes
    and minority interests       $       3,195   $          83   $         (50)   $       8,981   $          --    $      12,209
                                 =============   =============   =============    =============   =============    =============



         Net income for the three months ended October 31, 2000 decreased $6.1 million compared to the same period in the prior fiscal year. The decrease was primarily attributable to (i) the prior period including a $7.0 million after tax gain on the sale of Casino Magic Neuquen, and (ii) the current period including a $.5 million after tax loss on the write-down of the Company's investment in Crown El Salvador, partially offset by (iii) greater earnings from the Company's automobile segment.

         Revenues from sales and other for the three months ended October 31, 2000 increased $37.1 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($23.7 million) in the Company's consolidated results of operations, and (ii) higher revenues at Car-Mart ($4.1 million) and Paaco ($9.2 million). Interest income for the three months ended October 31, 2000 increased $6.9 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($5.5 million) in the Company's consolidated results of operations, and (ii) greater interest earned on Car-Mart's ($.3 million) and Paaco's ($1.1 million) finance receivables portfolios as a result of growth in such portfolios.

         As a percentage of sales, cost of sales for the three months ended October 31, 2000 increased to 59.7% from 57.7% in the same period in the prior fiscal year. The increase is principally the result of lower gross profit margins at Paaco stemming from a decision to decrease margins in order to increase revenues. Selling, general and administrative expense for the three months ended October 31, 2000 increased $6.2 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($5.1 million) in the Company's consolidated results of operations, and (ii) higher expenses at Car-Mart ($.4 million), Paaco ($1.3 million) and Concorde ($.6 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the three months ended October 31, 2000 increased $8.9 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($7.8 million) in the Company's consolidated results of operations, and
(ii) higher credit losses at Car-Mart ($.4 million) and Paaco ($.7 million) which corresponds to an increase in the finance receivables portfolios as a result of increased sales levels. Interest expense for the three months ended October 31, 2000 increased $3.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($2.6 million) in the Company's consolidated results of operations, and
(ii) higher interest expense at Car-Mart ($.2 million) and Paaco ($.5 million) resulting from an increase in the balance of their revolving credit facilities and an increase in interest rates during the periods.

         The provision for income taxes for the three months ended October 31, 2000 was $1.4 million on pretax income of $3.3 million. This equates to a 43.1% effective tax rate. The provision for income taxes for the three months ended October 31, 1999 was $4.8 million on pretax income of $12.2 million. This equates to a 40.0% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.2 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended October 31, 2000 (Car-Mart, Smart Choice and Paaco) and the three months ended October 31, 1999 (Paaco, Crown El Salvador and Home Stay).

SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1999

         Operating results and other financial data are presented for the four principal business segments of the Company for the six months ended October 31, 2000 and 1999. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which pertains to Precision's rental and sales of intermediate bulk containers,
(iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the six months ended October 31, 2000 and 1999 is as follows (in thousands):

                                                                Six Months Ended October 31, 2000
                                 -----------------------------------------------------------------------------------------------
                                   Automobile        IBC's           Mortgage        Other         Eliminations    Consolidated
                                 -------------   -------------    -------------   -------------   -------------    -------------
Revenues:
    Sales and other              $     139,842   $       3,487    $       3,768   $       1,204                    $     148,301
    Interest income                     22,567              22              945             831   $        (651)          23,714
                                 -------------   -------------    -------------   -------------   -------------    -------------
          Total                        162,409           3,509            4,713           2,035            (651)         172,015
                                 -------------   -------------    -------------   -------------   -------------    -------------
Costs and expenses:
    Cost of sales                       81,963           1,180                                                            83,143
    Selling, gen. and admin.            27,937             997            3,443           3,268                           35,645
    Prov. for credit losses             29,782              (2)             242                                           30,022
    Interest expense                    10,627             321              751             404            (651)          11,452
    Depreciation and amort.                850             556              108             619                            2,133
    El Salvador write-down                                                                  800                              800
                                 -------------   -------------    -------------   -------------   -------------    -------------
          Total                        151,159           3,052            4,544           5,091            (651)         163,195
                                 -------------   -------------    -------------   -------------   -------------    -------------
Security gains and other                    --              --               --              --              --               --
                                 -------------   -------------    -------------   -------------   -------------    -------------
Income (loss) before taxes
    and minority interests       $      11,250   $         457    $         169   $      (3,056)  $          --    $       8,820
                                 =============   =============    =============   =============   =============    =============


                                                               Six Months Ended October 31, 1999
                                 ----------------------------------------------------------------------------------------------
                                  Automobile         IBC's         Mortgage          Other       Eliminations      Consolidated
                                 -------------   -------------   -------------   -------------   -------------    -------------
Revenues:
    Sales and other              $      76,732   $       3,257   $       2,516   $       1,531                    $      84,036
    Interest income                      8,777              14             935           1,221   $        (897)          10,050
                                 -------------   -------------   -------------   -------------   -------------    -------------
          Total                         85,509           3,271           3,451           2,752            (897)          94,086
                                 -------------   -------------   -------------   -------------   -------------    -------------
Costs and expenses:
    Cost of sales                       45,497           1,208                                                           46,705
    Selling, gen. and admin.            15,836             975           2,558           4,237                           23,606
    Prov. for credit losses             12,629              53              37                                           12,719
    Interest expense                     4,373             275             686             638            (897)           5,075
    Depreciation and amort.                226             472              97             840                            1,635
                                 -------------   -------------   -------------   -------------   -------------    -------------
          Total                         78,561           2,983           3,378           5,715            (897)          89,740
                                 -------------   -------------   -------------   -------------   -------------    -------------
Security gains and other                                                                11,681                           11,681
                                 -------------   -------------   -------------   -------------   -------------    -------------
Income (loss) before taxes
    and minority interests       $       6,948   $         288   $          73   $       8,718   $          --    $      16,027
                                 =============   =============   =============   =============   =============    =============



         Net income for the six months ended October 31, 2000 decreased $5.9 million compared to the same period in the prior fiscal year. The decrease was primarily attributable to (i) the prior period including a $7.0 million after tax gain on the sale of Casino Magic Neuquen, and (ii) the current period including a $.5 million after tax loss on the write-down of the Company's investment in Crown El Salvador, partially offset by (iii) greater earnings from the Company's automobile segment.

         Revenues from sales and other for the six months ended October 31, 2000 increased $64.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($42.6 million) in the Company's consolidated results of operations, and (ii) higher revenues at Car-Mart ($5.8 million) and Paaco ($14.7 million). Interest income for the six months ended October 31, 2000 increased $13.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($11.1 million) in the Company's consolidated results of operations, and (ii) greater interest earned on Car-Mart's ($.6 million) and Paaco's ($2.1 million) finance receivables portfolios as a result of growth in such portfolios.

         As a percentage of sales, cost of sales for the six months ended October 31, 2000 decreased to 59.0% from 59.6% in the same period in the prior fiscal year. The decrease is principally the result of the inclusion of Smart Choice, which has higher gross profit margins than historically generated by the Company, and slightly improved gross profit margins at Paaco and Car-Mart as a result of a management focus on gross profit margins. Selling, general and administrative expense for the six months ended October 31, 2000 increased $12.0 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($9.7 million) in the Company's consolidated results of operations, and (ii) higher expenses at Car-Mart ($.9 million), Paaco ($1.5 million) and Concorde ($.9 million) which corresponds to increased revenues at those subsidiaries. Provision for credit losses for the six months ended October 31, 2000 increased $17.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($13.6 million) in the Company's consolidated results of operations, and (ii) higher credit losses at Car-Mart ($.8 million) and Paaco ($2.8 million) which corresponds to an increase in the finance receivables portfolios as a result of increased sales levels. Interest expense for the six months ended October 31, 2000 increased $6.4 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice ($5.1 million) in the Company's consolidated results of operations, and (ii) higher interest expense at Car-Mart ($.3 million) and Paaco ($.9 million) resulting from an increase in the balance of their revolving credit facilities and an increase in interest rates during the periods.

         The provision for income taxes for the six months ended October 31, 2000 was $3.7 million on pretax income of $8.8 million. This equates to a 41.7% effective tax rate. The provision for income taxes for the six months ended October 31, 1999 was $6.0 million on pretax income of $16.0 million. This equates to a 39.8% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.9 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the six months ended October 31, 2000 (Car-Mart, Smart Choice and Paaco) and the six months ended October 31, 1999 (Paaco, Crown El Salvador and Home Stay).



LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended October 31, 2000, net cash provided by operating activities amounted to $42.4 million. The principal sources of cash resulted from (i) net income, (ii) certain non-cash expenses (provision for credit losses and depreciation and amortization), and (iii) the sale of repossessed vehicles. Net cash used by investing activities of $68.0 million included (i) a $64.3 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $3.3 million use of cash in the purchase of property and equipment. Net cash provided by financing activities of $18.1 million principally relates to (i) net borrowings from revolving credit facilities ($21.3 million), offset by (ii) purchases of the Company's common stock ($2.4 million) and repayments of other debt ($.9 million).

         As of October 31, 2000 the Company's sources of liquidity included approximately (i) $2.4 million of cash on hand, of which $.8 million was held by Crown, (ii) an aggregate of $24.0 million remaining to be drawn on the revolving credit facilities of Car-Mart, Smart Choice, Paaco, Concorde and Precision, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables, mortgage loans held for sale and intermediate bulk containers), and
(iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. Based on the collateral on hand at October 31, 2000, the Company's subsidiaries could have collectively drawn an additional $2.5 million on their revolving credit facilities. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral asset. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. Precision's borrowing base is a function of the number of tanks owned and operating cash flow, as defined. The Company's revolving credit facilities mature at various times between December 2000 and November 2004, and bear interest at rates ranging from Libor plus 2.0% to prime plus 2.25%. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 72.0% to 67.5% for Paaco over the term of the respective credit facilities. The Company expects that it will have adequate liquidity to satisfy the reductions in advance rates over the terms of the credit facilities. The Company also expects that it will renew or refinance each of its credit facilities with the existing or a new lender on or before the scheduled maturity date of the facility.

         The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The credit facilities of Car-Mart, Smart Choice, Paaco, Precision and Concorde are expected to be able to support the majority of their anticipated growth over the next twelve months. As of October 31, 2000 the Company had an outstanding commitment of approximately $.3 million pertaining to an investment in a private venture capital fund which focuses on the investment in Internet related or emerging technology companies. The Company plans to fund this commitment from cash on hand.

         In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of October 31, 2000 the Company had repurchased 4,513,701 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 42 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 45 days of origination or purchase. At October 31, 2000 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

                  Change in              Change in Annual
               Interest Rates            Pretax Earnings
             --------------------       ------------------
                                           (in thousands)
                    +2%                 $          (2,518)
                    +1%                            (1,259)
                    -1%                             1,259
                    -2%                             2,518

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1   Financial data schedule (1).

(b)      Reports on Form 8-K:

         During the fiscal quarter ended October 31, 2000 no reports on Form 8-K were filed.


----------

(1)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          CROWN GROUP, INC.



                                    By:  \s\ Mark D. Slusser
                                       ---------------------------------------
                                         Mark D. Slusser
                                         Chief Financial Officer, Vice
                                         President and Secretary (Principal
                                         Financial and Accounting Officer)






Dated: December 8, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27.1           Financial Data Schedule