Form 10-Q
period 2001-01-31
CROWN GROUP INC /TX/
filed 2001-03-09
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal quarter ended:               Commission file number:
             JANUARY 31, 2001                              0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                                                               63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
            Title of Each Class                            March 7, 2001
            -------------------                            -------------
    Common stock, par value $.01 per share                   7,304,867

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                   CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS



                                                                                  January 31,
                                                                                     2001
                                                                                  (unaudited)      April 30, 2000
                                                                                  ------------     --------------
Assets:
    Cash and cash equivalents                                                     $  1,780,980      $  9,843,310
    Accounts and other receivables, net                                              5,499,459         5,489,686
    Mortgage loans held for sale, net                                               11,907,687        14,202,420
    Finance receivables, net                                                       207,068,018       183,331,361
    Inventory                                                                       14,413,857        14,948,365
    Prepaid and other assets                                                         1,558,062         1,753,074
    Investments                                                                      6,547,208         2,503,146
    Deferred tax assets, net                                                        15,971,264        13,859,897
    Property and equipment, net                                                     18,566,240        27,736,105
    Goodwill, net                                                                   12,746,589        17,239,955
                                                                                  ------------      ------------

                                                                                  $296,059,364      $290,907,319
                                                                                  ============      ============

Liabilities and stockholders' equity:
    Accounts payable                                                              $  7,258,510      $  8,606,983
    Accrued liabilities                                                             11,105,981        13,557,228
    Income taxes payable                                                             3,358,871         9,599,439
    Revolving credit facilities                                                    184,420,809       172,709,224
    Other notes payable                                                             19,492,225        18,342,379
    Deferred sales tax                                                               4,727,112         4,207,117
                                                                                  ------------      ------------
                                                                                   230,363,508       227,022,370
                                                                                  ------------      ------------
    Minority interests                                                               6,073,730         5,017,734

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           7,332,867 issued and outstanding (8,247,762 at April 30, 2000)               73,329            82,478
       Additional paid-in capital                                                   24,411,376        28,960,793
       Retained earnings                                                            35,137,421        29,823,944
                                                                                  ------------      ------------
           Total stockholders' equity                                               59,622,126        58,867,215
                                                                                  ------------      ------------

                                                                                  $296,059,364      $290,907,319
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                           Three Months Ended                       Nine Months Ended
                                                              January 31,                              January 31,
                                                        2001                2000                2001                 2000
                                                   ---------------     ---------------     ----------------    -----------------
Revenues:
    Sales                                           $  65,720,274       $  46,632,384       $ 206,720,904      $ 124,967,077
    Interest income                                    11,952,824           9,123,289          35,666,803         19,173,127
    Gain on sale of mortgage loans                      1,752,494           1,075,075           5,331,692          3,514,169
    Rental income                                                           1,025,985           1,973,795          3,256,153
    Gaming                                                466,067             647,111           1,602,448          1,581,981
    Other                                                 222,861             217,043             834,234            314,297
                                                    -------------       -------------       -------------      -------------
                                                       80,114,520          58,720,887         252,129,876        152,806,804
                                                    -------------       -------------       -------------      -------------

Costs and expenses:
    Cost of sales                                      39,803,981          28,745,845         122,946,582         75,450,574
    Selling, general and administrative                17,893,195          13,147,026          53,538,242         36,753,473
    Provision for credit losses                        14,087,854           8,669,219          44,110,204         21,387,881
    Interest expense                                    5,885,859           4,009,144          17,337,924          9,084,277
    Depreciation and amortization                       1,025,887             961,977           3,159,347          2,596,944
    Write-down of Crown El Salvador                                                               800,000
                                                    -------------       -------------       -------------      -------------
                                                       78,696,776          55,533,211         241,892,299        145,273,149
                                                    -------------       -------------       -------------      -------------
Other income:
    Equity in earnings of unconsolidated                   79,609            (312,534)             79,609            630,309
        subsidiaries
    Gain on sale of securities, net                         4,726             123,268               4,726         10,861,100
                                                    -------------       -------------       -------------      -------------
                                                           84,335            (189,266)             84,335         11,491,409
                                                    -------------       -------------       -------------      -------------

     Income before taxes and minority interest          1,502,079           2,998,410          10,321,912         19,025,064

Provision for income taxes                                649,750           1,256,205           4,325,793          7,266,343
Minority interests                                       (144,020)            261,723             682,642             93,354
                                                    -------------       -------------       -------------      -------------

        Net income                                  $     996,349       $   1,480,482       $   5,313,477      $  11,665,367
                                                    =============       =============       =============      =============


Earnings per share:
        Basic                                       $         .13       $         .17       $         .68      $        1.23
        Diluted                                     $         .13       $         .16       $         .65      $        1.18


Weighted average number of shares outstanding:
        Basic                                           7,474,780           8,790,490           7,856,297          9,508,064
        Diluted                                         7,768,330           9,179,744           8,218,856          9,911,777



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                    Nine Months Ended
                                                                                       January 31,
                                                                                  2001               2000
                                                                             -------------       -------------
Operating activities:
  Net income                                                                 $   5,313,477       $  11,665,367
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              3,159,347           2,596,944
      Accretion of purchase discount                                              (843,126)         (1,082,634)
      Deferred income taxes                                                     (2,431,178)         (2,349,763)
      Provision for credit losses                                               44,110,204          21,387,881
      Minority interests                                                           682,642              93,354
      Write-down of Crown El Salvador                                              800,000
      Gain on sale of mortgage loans                                            (5,331,692)         (3,514,169)
      Gain on sale of assets                                                      (132,294)           (105,840)
      Gain on sale of securities                                                    (4,726)        (10,861,100)
      Equity in earnings of unconsolidated subsidiaries                            (79,609)           (630,309)
      Changes in assets and liabilities, net of acquisitions:
           Accounts and other receivables                                          798,319            (611,689)
           Mortgage loans originated or acquired                              (130,735,181)       (106,822,237)
           Mortgage loans sold and principal repayments                        137,678,934         106,190,189
           Inventory                                                            22,102,755          14,660,789
           Prepaids and other assets                                               347,654            (575,905)
           Accounts payable, accrued liabilities and deferred sales tax         (2,390,556)         (3,300,855)
           Income taxes payable                                                 (3,952,125)          1,677,177
                                                                             -------------       -------------
                  Net cash provided by operating activities                     69,092,845          28,417,200
                                                                             -------------       -------------

Investing activities:
  Finance receivable originations                                             (193,558,657)       (113,364,312)
  Finance receivable collections                                               105,023,809          64,322,170
  Purchase of property and equipment                                            (3,511,400)         (5,848,753)
  Sale of assets                                                                   650,045             856,913
  Purchase of investments                                                         (905,877)
  Sale of securities                                                             2,127,675          16,762,325
  Dividends and collections of notes receivable from CMN                                               306,487
  Purchase of Smart Choice, net of cash acquired                                                      (866,741)
                                                                             -------------       -------------
                  Net cash used in investing activities                        (90,174,405)        (37,831,911)
                                                                             -------------       -------------

Financing activities:
  Sale of common stock                                                              60,937
  Purchase of common stock                                                      (3,785,670)         (4,492,823)
  Proceeds from (repayments of) revolving credit facilities, net                18,289,271           6,228,247
  Proceeds from (repayments of) other debt, net                                 (1,545,308)           (133,347)
                                                                             -------------       -------------
                  Net cash provided by financing activities                     13,019,230           1,602,077
                                                                             -------------       -------------

Decrease in cash and cash equivalents                                           (8,062,330)         (7,812,634)
Cash and cash equivalents at:            Beginning of period                     9,843,310          12,910,535
                                                                             -------------       -------------

                                         End of period                       $   1,780,980       $   5,097,901
                                                                             =============       =============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly-traded buy-out firm which, as of January 31, 2001, owned a 97% fully-diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At January 31, 2001 Crown also owned
(i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. Effective November 1, 2000 the Company sold a 50% interest in Precision to the President of Precision, for total consideration of approximately $3.1 million (see Note
C). In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly-traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

Equity Method Investments

   The Company accounts for subsidiaries in which it does not control (generally 50% owned or less) by the equity method of accounting. On November 1, 2000 the Company sold a 50% interest in Precision, bringing its remaining ownership interest to 50%. As a result, effective November 1, 2000 the Company began accounting for its ownership interest in Precision on the equity method.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.

C - ACQUISITION AND DISPOSITIONS

Sale of 50% of Precision

   Effective November 1, 2000 the Company sold a 50% interest in Precision to Van P. Finger, the President of Precision, for total consideration of approximately $3.1 million. The consideration consisted of approximately $2.2 million in cash and 170,170 shares of Crown common stock. In connection with the transaction, the Company recorded a gain of $4,726 which is included in gain on sale of securities in the consolidated statements of operations.

Home Stay Sale

   Effective December 2, 1999 Crown sold its 80% interest in Home Stay Lodges I, Ltd. ("Home Stay") to Efficiency Lodge, Inc. for approximately $850,000, of which approximately $210,000 was paid in cash and the balance is payable over five years with interest at an annual rate of prime plus 1%. In connection with the transaction, Crown recorded a gain of approximately $.1 million which is included in gain on sale of securities in the consolidated statements of operations.

Smart Choice Purchase

   On December 1, 1999, Crown acquired a 70% voting and economic interest in Smart Choice directly from Smart Choice. Smart Choice operates "buy-here pay-here" used car dealerships in central Florida. The purchase price ("Purchase Price") consisted of (i) $3.0 million in cash, (ii) the conversion of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price, Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock which was subsequently converted into 6,857,907 shares of Smart Choice common stock, or 70% of the total outstanding shares.

   Contemporaneously with Crown's purchase of a 70% interest in Smart Choice, approximately $15.0 million of Smart Choice's outstanding debt and preferred stock was converted into shares of common stock representing a 20.7% interest in Smart Choice. In addition, the Paaco minority shareholders converted their 15% interest in Paaco into shares of Smart Choice Series E Convertible Preferred Stock which was subsequently converted into 489,851 shares of Smart Choice common stock, or 5% of the total outstanding shares. Paaco is now a wholly-owned subsidiary of Smart Choice.

Casino Magic Neuquen Sale

   Effective October 1, 1999 the Company sold its 49% interest in Casino Magic Neuquen ("CMN") and related assets for $16.5 million cash. In connection with the transaction, the Company recorded a gain of approximately $10.7 million which is included in gain on sale of securities in the consolidated statements of operations.

Pro Forma Financial Information

   The following unaudited pro forma condensed consolidated results of operations of the Company for the three months ended January 31, 2000 were prepared as if the acquisition of Smart Choice had occurred on November 1, 1999 (in thousands, except per share amount). The following unaudited pro forma condensed consolidated results of operations of the Company for the nine months ended January 31, 2000 were prepared as if the acquisition of Smart Choice and the disposition of CMN had occurred on May 1, 1999 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, net of cash received in the disposition, (ii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted to Smart Choice common stock, (iii) amortizing goodwill created in the Smart Choice acquisition, (iv) adjusting interest income resulting from purchase accounting entries, (v) eliminating Smart Choice's discontinued operations and write off of historical goodwill, and
(vi) adjusting income tax expense to reflect the above described adjustments. The operating results of Precision and Home Stay did not have a material impact on the consolidated operating results of the Company during the periods they were included in the Company's consolidated operating results for the three and nine months ended January 31, 2001 and 2000. As a result, no adjustments to the following pro forma financial information has been made to reflect those dispositions as of the beginning of the periods.

                                              Three Months Ended      Nine Months Ended
                                               January 31, 2000        January 31, 2000
                                              ------------------      -----------------
               Revenues                           $ 64,907            $200,402
               Net income                           (3,171)              2,925
               Earnings per share - diluted       $   (.36)           $    .30

   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the transactions taken place on the dates indicated.

D - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 26% per annum and provide for payments over periods ranging from 12 to 46 months. The components of finance receivables as of January 31, 2001 and April 30, 2000 are as follows:


                                                    January 31,          April 30,
                                                       2001                2000
                                                   -------------       -------------
               Finance receivables                 $ 293,954,848       $ 267,389,412
               Unearned finance charges              (37,575,097)        (38,659,786)
               Allowance for credit losses           (48,481,053)        (43,783,529)
               Purchase discounts                       (830,680)         (1,614,736)
                                                   -------------       -------------

                                                   $ 207,068,018       $ 183,331,361
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

   Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2001 and 2000 are as follows:


                                                               Nine Months Ended
                                                                  January 31,
                                                            2001               2000
                                                        ------------       ------------
               Balance at beginning of period           $ 43,783,529       $ 17,045,063
               Acquisition of Smart Choice                                   23,568,788
               Provision for credit losses                43,682,849         21,387,881
               Net charge offs                           (38,985,325)       (18,616,663)
                                                        ------------       ------------

                  Balance at end of period              $ 48,481,053       $ 43,385,069
                                                        ============       ============

   In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale ($819,100 and $515,900) and trade accounts receivable ($0 and $27,256) as of January 31, 2001 and April 30, 2000, respectively.



E - INVESTMENTS

   A summary of investments as of January 31, 2001 and April 30, 2000 is as follows:


                                                        January 31,      April 30,
                                                           2001            2000
                                                        -----------     ----------
               Precision IBC, Inc.                      $3,138,185
               Monarch Venture Partners Fund I           1,809,023      $1,503,146
               Mariah Vision 3, Inc.                     1,500,000       1,000,000
               Web Real Estate, Inc.                       100,000
                                                        ----------      ----------

                                                        $6,547,208      $2,503,146
                                                        ==========      ==========

F - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of January 31, 2001 and April 30, 2000 is as follows:


                                                                        January 31,        April 30,
                                                                           2001               2000
                                                                       ------------       ------------
               Land and buildings                                      $  7,640,830       $  8,310,614
               Rental equipment                                                              9,937,557
               Furniture, fixtures and equipment                         11,346,757         10,144,565
               Leasehold improvements                                     4,143,017          3,292,660
               Less accumulated depreciation and amortization            (4,564,364)        (3,949,291)
                                                                       ------------       ------------

                                                                       $ 18,566,240       $ 27,736,105
                                                                       ============       ============

For the nine months ended January 31, 2001 and 2000 depreciation and amortization of property and equipment amounted to $2,425,309 and $1,715,924, respectively.

G - DEBT

   A summary of debt as of January 31, 2001 and April 30, 2000 is as follows:


                                                 Revolving Credit Facilities
-----------------------------------------------------------------------------------------------------------------------
                                        Facility        Interest                                 Balance at
  Borrower            Lender             Amount           Rate         Maturity      January 31, 2001    April 30, 2000
------------     ---------------     -------------   -------------     --------      ----------------    --------------
Smart Choice     Finova              $  98 million   Prime + 2.25%     Nov 2004      $  88,394,135        $  77,533,325
Paaco            Finova              $  62 million   Prime + 2.00%     Nov 2004         59,047,810           52,833,680
Car-Mart         Bank of America     $  35 million   Prime +  .88%     Jan 2002         28,713,631           27,502,614
Concorde         Bank United         $  25 million   Libor + 2.00%     Sep 2001          8,265,233            9,839,067
Precision        Wells Fargo         $   8 million   Prime             Dec 2001                               5,000,538
                                                                                     -------------        -------------

                                                                                     $ 184,420,809        $ 172,709,224
                                                                                     ================     =============



                                                 Revolving Credit Facilities
-----------------------------------------------------------------------------------------------------------------------
                                        Facility        Interest                                 Balance at
  Borrower            Lender             Amount           Rate         Maturity      January 31, 2001    April 30, 2000
------------     ---------------     -------------   -------------     --------      ----------------    --------------
Crown            Car-Mart sellers       N/A            8.50%            Jan 2004        $ 7,500,000        $   7,500,000
Crown            Bank of America        N/A            7.00%            Apr 2001          2,316,000            2,316,000
Crown            Regions Bank           N/A            Prime +  .50%    Nov 2002          2,000,000
Precision        South Trust Bank       N/A            7.35%            Jan 2014                                 647,743
Paaco            Bank United            N/A            8.50%            May 2003            812,877              869,616
Paaco            Heller Financial       N/A            Prime + 2.25%    Dec 2015            592,327              603,084
Smart Choice     Huntington             N/A            Prime +  .75%    Jul 2001          1,960,526            2,090,171
Smart Choice     High Capital           N/A            10.0%            Nov 2001            725,000            1,000,000
Various          Various                N/A            Various           Various          3,585,495            3,315,765
                                                                                        -----------        -------------

                                                                                        $19,492,225        $  18,342,379
                                                                                        ===========        =============

   The Company's revolving credit facilities are primarily collateralized by finance receivables and mortgage loans. Other notes payable are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At January 31, 2001 substantially all of the Company's $37.6 million equity investment in its consolidated subsidiaries was restricted due to lender covenants. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 70.0 % to 67.5% for Paaco over the term of the respective credit facilities.

   Based upon the eligible collateral on hand at January 31, 2001, Paaco and Smart Choice were collectively over-advanced on their senior credit facilities with Finova Capital Corporation ("Finova") by approximately $4.9 million. Paaco and Smart Choice presently expect to come into compliance with the terms of their credit facilities in April 2001. However, in July 2001 the Smart Choice credit facility requires a step-down in the finance receivable advance rate from 85.0% to 77.0%. Absent funding from an outside source, Smart Choice does not expect it will be able to meet this step-down. In February 2001, Smart Choice and Paaco provided Finova with their most recent financial projections and requested that the scheduled finance receivable advance rate step-downs over the next three years be modified to conform to those projections. Presently, it is the Company's expectation that Finova will either modify the scheduled finance receivable advance rate step-downs to conform to the financial projections of Smart Choice and Paaco, or provide Smart Choice and Paaco with a forbearance letter covering some period of time. However, the Company cannot predict with certainty the actions of Finova; and, under the terms of the credit facilities, Finova has the right to accelerate the maturity of the loans, thereby demanding immediate repayment, and call on Crown's guarantee of $5 million.

H - EARNINGS PER SHARE

   A summary reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended January 31, 2001 and 2000 is as follows:


                                                   Three Months Ended                Nine Months Ended
                                                      January 31,                      January 31,
                                                2001             2000             2001             2000
                                             -----------      -----------      -----------      -----------
  Net income                                 $   996,349      $ 1,480,482      $ 5,313,477      $11,665,367
                                             ===========      ===========      ===========      ===========

  Average shares outstanding-basic             7,474,780        8,790,490        7,856,297        9,508,064
  Dilutive options                               293,550          389,254          362,559          403,713
                                             -----------      -----------      -----------      -----------

  Average shares outstanding-diluted           7,768,330        9,179,744        8,218,856        9,911,777
                                             ===========      ===========      ===========      ===========
  Earnings per share:
        Basic                                $       .13      $       .17      $       .68      $      1.23
        Diluted                              $       .13      $       .16      $       .65      $      1.18

  Antidilutive securities not included:
        Options                                  445,000          432,500          445,000          432,500
                                             ===========      ===========      ===========      ===========


I - COMMITMENTS AND CONTINGENCIES

Mortgage Loan Sales

   In connection with the Company's sale of mortgage loans in the ordinary course of business, in certain circumstances such loan sales involve limited recourse to the Company for up to the first twelve months following the sale. Generally, the events which could give rise to these recourse provisions involve the prepayment or foreclosure of a loan and violations of customary representations and warranties. If the recourse provisions are triggered, the Company may be required to refund all or part of the premium received on the sale of such loan, and in some cases the Company may be required to repurchase the loan. Periodically, the Company estimates the potential exposure related to such recourse provisions and accrues losses where required.

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

Smart Choice Class Action Lawsuit

   In March 1999, prior to Crown's ownership interest in Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purported to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly-traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999, for the fiscal year ended December 31, 1998, was likely overstated in a material, undetermined amount. Each of the complaints asserted claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Smart Choice securities at artificially inflated prices. The plaintiffs seek unspecified damages. Smart Choice intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions. The two class action lawsuits have, subsequently, been consolidated.

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

J - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 2001 and 2000 are as follows:


                                                                      Nine Months Ended
                                                                         January 31,
                                                                    2001             2000
                                                                -----------      -----------
  Inventory acquired in repossession                            $21,958,468      $14,051,983
  Notes issued in purchase of property and equipment              1,329,128        2,044,000
  Interest paid, net of amount capitalized                       16,885,541        8,598,058
  Income taxes paid, net of refund                               10,709,240        8,058,829
  Value of securities received in acquisition amendment                            4,452,597
  Value of securities received in sale of 50% of Precision          833,833

K - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended January 31, 2001 and 2000. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which, for periods prior to November 1, 2000, pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries, and the Company's equity investment in Precision (for periods after October 31, 2000), Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended January 31, 2001 and 2000 is as follows (in thousands):




                                                              Three Months Ended January 31, 2001
                                     ---------------------------------------------------------------------------------------
                                     Automobile       IBC's       Mortgage        Other        Eliminations  Consolidated
                                     ----------     --------      --------       --------      ------------  ------------
  Revenues:
      Sales and other                 $ 65,778      $             $  1,918       $    466                      $ 68,162
      Interest income                   11,380                         460            380       $   (267)        11,953
                                      --------      --------      --------       --------       --------       --------
            Total                       77,158                       2,378            846           (267)        80,115
                                      --------      --------      --------       --------       --------       --------

  Costs and expenses:
      Cost of sales                     39,804                                                                   39,804
      Selling, gen. and admin           14,415                       2,016          1,462                        17,893
      Prov. for credit losses           13,901                         187                                       14,088
      Interest expense                   5,577                         340            236           (267)         5,886
      Depreciation and amort               523                          58            445                         1,026
                                      --------      --------      --------       --------       --------       --------
            Total                       74,220                       2,601          2,143           (267)        78,697
                                      --------      --------      --------       --------       --------       --------

  Security gains and other                                                             84                            84
                                      --------      --------      --------       --------       --------       --------
  Income (loss) before taxes
      and minority interests          $  2,938      $     --      $   (223)      $ (1,213)      $     --       $  1,502
                                      ========      ========      ========       ========       ========       ========

  Capital expenditures                $  1,443      $     --      $     32       $     39       $     --       $  1,514
                                      ========      ========      ========       ========       ========       ========

  Total assets                        $270,259      $     --      $ 14,061       $ 73,491       $(61,752)      $296,059
                                      ========      ========      ========       ========       ========       ========



                                                              Three Months Ended January 31, 2000
                                     ------------------------------------------------------------------------------------
                                     Automobile       IBC's       Mortgage         Other       Eliminations  Consolidated
                                     ----------     ---------     ---------      ---------     ------------  ------------
  Revenues:
      Sales and other                 $  45,929     $   1,849     $   1,080      $     740                     $  49,598
      Interest income                     8,447            18           481            856      $    (679)         9,123
                                      ---------     ---------     ---------      ---------      ---------      ---------
            Total                        54,376         1,867         1,561          1,596           (679)        58,721
                                      ---------     ---------     ---------      ---------      ---------      ---------

  Costs and expenses:
      Cost of sales                      27,979           767                                                     28,746
      Selling, gen. and admin             9,708           474         1,290          1,675                        13,147
      Prov. for credit losses             8,570            29            70                                        8,669
      Interest expense                    3,785           149           366            388           (679)         4,009
      Depreciation and amort                332           254            51            325                           962
                                      ---------     ---------     ---------      ---------      ---------      ---------
            Total                        50,374         1,673         1,777          2,388           (679)        55,533
                                      ---------     ---------     ---------      ---------      ---------      ---------

  Security gains and other                                                            (190)                         (190)
                                      ---------     ---------     ---------      ---------      ---------      ---------
  Income (loss) before taxes
      and minority interests          $   4,002     $     194     $    (216)     $    (982)     $      --      $   2,998
                                      =========     =========     =========      =========      =========      =========

  Capital expenditures                $     289     $   1,389     $      14      $      59      $      --      $   1,751
                                      =========     =========     =========      =========      =========      =========

  Total assets                        $ 217,337     $  16,326     $  16,000      $  76,542      $ (55,831)     $ 270,374
                                      =========     =========     =========      =========      =========      =========

   The Company's business segment data for the nine months ended January 31, 2001 and 2000 is as follows (in thousands):



                                                               Nine Months Ended January 31, 2001
                                   ------------------------------------------------------------------------------------------
                                   Automobile       IBC's         Mortgage          Other       Eliminations     Consolidated
                                   ----------     ---------       ---------       ---------     ------------     ------------
  Revenues:
      Sales and other              $ 205,620      $   3,487       $   5,686       $   1,670                       $ 216,463
      Interest income                 33,947             22           1,405           1,211       $    (918)         35,667
                                   ---------      ---------       ---------       ---------       ---------       ---------
            Total                    239,567          3,509           7,091           2,881            (918)        252,130
                                   ---------      ---------       ---------       ---------       ---------       ---------

  Costs and expenses:
      Cost of sales                  121,767          1,180                                                         122,947
      Selling, gen. and admin         42,352            997           5,459           4,730                          53,538
      Prov. for credit losses         43,683             (2)            429                                          44,110
      Interest expense                16,204            321           1,091             640            (918)         17,338
      Depreciation and amort           1,373            556             166           1,064                           3,159
      El Salvador write-down                                                            800                             800
                                   ---------      ---------       ---------       ---------       ---------       ---------
            Total                    225,379          3,052           7,145           7,234            (918)        241,892
                                   ---------      ---------       ---------       ---------       ---------       ---------

  Security gains and other                                                               84                              84
                                   ---------      ---------       ---------       ---------       ---------       ---------

  Income (loss) before taxes
      and minority interests       $  14,188      $     457       $     (54)      $  (4,269)      $      --       $  10,322
                                   =========      =========       =========       =========       =========       =========

  Capital expenditures             $   3,415      $   1,206       $     154       $      66       $      --       $   4,841
                                   =========      =========       =========       =========       =========       =========

  Total assets                     $ 270,259      $      --       $  14,061       $  73,491       $ (61,752)      $ 296,059
                                   =========      =========       =========       =========       =========       =========





                                                                  Nine Months Ended January 31, 2000
                                     ----------------------------------------------------------------------------------------
                                     Automobile        IBC's        Mortgage         Other       Eliminations    Consolidated
                                     ----------      ---------      ---------       ---------    ------------    ------------
  Revenues:
      Sales and other                 $ 122,661      $   5,106      $   3,596       $   2,271                      $ 133,634
      Interest income                    17,224             32          1,416           2,077      $  (1,576)         19,173
                                      ---------      ---------      ---------       ---------      ---------       ---------
            Total                       139,885          5,138          5,012           4,348         (1,576)        152,807
                                      ---------      ---------      ---------       ---------      ---------       ---------

  Costs and expenses:
      Cost of sales                      73,476          1,975                                                        75,451
      Selling, gen. and admin            25,544          1,449          3,848           5,912                         36,753
      Prov. for credit losses            21,199             82            107                                         21,388
      Interest expense                    8,158            424          1,052           1,026         (1,576)          9,084
      Depreciation and amort                558            726            148           1,165                          2,597
                                      ---------      ---------      ---------       ---------      ---------       ---------
            Total                       128,935          4,656          5,155           8,103         (1,576)        145,273
                                      ---------      ---------      ---------       ---------      ---------       ---------

  Security gains and other                                                             11,491                         11,491
                                      ---------      ---------      ---------       ---------      ---------       ---------
  Income (loss) before taxes
      and minority interests          $  10,950      $     482      $    (143)      $   7,736      $      --       $  19,025
                                      =========      =========      =========       =========      =========       =========

  Capital expenditures                $   1,832      $   3,112      $      62       $   2,887      $      --       $   7,893
                                      =========      =========      =========       =========      =========       =========

  Total assets                        $ 217,337      $  16,326      $  16,000       $  76,542      $ (55,831)      $ 270,374
                                      =========      =========      =========       =========      =========       =========

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


OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is a publicly-traded buy-out firm which, as of January 31, 2001, owned a 97% fully-diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At January 31, 2001 Crown also owned
(i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a sub-prime mortgage lender, (iii) 90% of CG Incorporated, S.A. de C.V. ("Crown El Salvador"), an operator of two casinos in El Salvador, and (iv) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. Effective November 1, 2000 the Company sold a 50% interest in Precision to the President of Precision, for total consideration of approximately $3.1 million. In addition, from time to time the Company purchases and sells small ownership interests in securities of privately held and publicly-traded firms. The Company is presently focusing on (i) the development and expansion of its existing businesses, and (ii) the potential acquisition or development of other unrelated businesses.


RESULTS OF OPERATIONS

   The Company has made a variety of acquisitions, dispositions and business investments over the last two years. All acquisitions have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned company from the respective acquisition date. As a result of the acquisitions, dispositions and business investments, operating results for the three and nine months ended January 31, 2001 and 2000 are not entirely comparable. Below is a summary of the number of months of operation each company's operating results are included in the Company's consolidated results of operations for the three and nine months ended January 31, 2001 and 2000:

                                                                Number of Months Subsidiary Included In
                                                            ----------------------------------------------
                                                              Three Months Ended      Nine Months Ended
                         Month Crown      Month Crown             January 31,             January 31,
                          Acquired          Disposed        ---------------------    ---------------------
        Entity            or Formed         or Sold           2001         2000        2001         2000
---------------------    -----------    ----------------    --------     --------    --------    ---------
Casino Magic Neuquen        6-97             10-99                --           --          --     5 months
Concorde                    6-97                            3 months     3 months    9 months     9 months
Paaco                       2-98                            3 months     3 months    9 months     9 months
Precision                   2-98        11-00 (50% sold)    3 months     3 months    9 months     9 months
Home Stay                   5-98             12-99                --     1 month           --     7 months
Car-Mart                    1-99                            3 months     3 months    9 months     9 months
Crown El Salvador           2-99                            3 months     3 months    9 months     9 months
Atlantic Castings           3-99              4-00                --     3 months          --     9 months
Smart Choice               12-99                            3 months     2 months    9 months     2 months

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000

   Operating results and other financial data are presented for the four principal business segments of the Company for the three months ended January 31, 2001 and 2000. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which, for periods prior to November 1, 2000, pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries, and the Company's equity investment in Precision (for periods after October 31, 2000), Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the three months ended January 31, 2001 and 2000 is as follows (in thousands):


                                                                  Three Months Ended January 31, 2001
                                 ---------------------------------------------------------------------------------------------------
                                  Automobile          IBC's          Mortgage           Other          Eliminations     Consolidated
                                 ------------     ------------     ------------      ------------      ------------     ------------
Revenues:
    Sales and other              $     65,778     $                $      1,918      $        466                       $     68,162
    Interest income                    11,380                               460               380      $       (267)          11,953
                                 ------------     ------------     ------------      ------------      ------------     ------------
          Total                        77,158                             2,378               846              (267)          80,115
                                 ------------     ------------     ------------      ------------      ------------     ------------

Costs and expenses:
    Cost of sales                      39,804                                                                                 39,804
    Selling, gen. and admin            14,415                             2,016             1,462                             17,893
    Prov. for credit losses            13,901                               187                                               14,088
    Interest expense                    5,577                               340               236              (267)           5,886
    Depreciation and amort                523                                58               445                              1,026
                                 ------------     ------------     ------------      ------------      ------------     ------------
          Total                        74,220                             2,601             2,143              (267)          78,697
                                 ------------     ------------     ------------      ------------      ------------     ------------

Security gains and other                                                                       84                                 84
                                 ------------     ------------     ------------      ------------      ------------     ------------

Income (loss) before taxes
    and minority interests       $      2,938     $         --     $       (223)     $     (1,213)     $         --     $      1,502
                                 ============     ============     ============      ============      ============     ============





                                                                  Three Months Ended January 31, 2000
                                -------------------------------------------------------------------------------------------------
                                 Automobile          IBC's          Mortgage          Other         Eliminations     Consolidated
                                ------------     ------------     ------------     ------------     ------------     ------------
Revenues:
    Sales and other             $     45,929     $      1,849     $      1,080     $        740                      $     49,598
    Interest income                    8,447               18              481              856     $       (679)           9,123
                                ------------     ------------     ------------     ------------     ------------     ------------
          Total                       54,376            1,867            1,561            1,596             (679)          58,721
                                ------------     ------------     ------------     ------------     ------------     ------------

Costs and expenses:
    Cost of sales                     27,979              767                                                              28,746
    Selling, gen. and admin            9,708              474            1,290            1,675                            13,147
    Prov. for credit losses            8,570               29               70                                              8,669
    Interest expense                   3,785              149              366              388             (679)           4,009
    Depreciation and amort               332              254               51              325                               962
                                ------------     ------------     ------------     ------------     ------------     ------------
          Total                       50,374            1,673            1,777            2,388             (679)          55,533
                                ------------     ------------     ------------     ------------     ------------     ------------

Security gains and other                                                                   (190)                             (190)
                                ------------     ------------     ------------     ------------     ------------     ------------

Income (loss) before taxes
    and minority interests      $      4,002     $        194     $       (216)    $       (982)    $         --     $      2,998
                                ============     ============     ============     ============     ============     ============


   Net income for the three months ended January 31, 2001 decreased $.5 million compared to the same period in the prior fiscal year. The decrease was primarily attributable to a decline in Smart Choice's operating results ($2.3 million) principally due to a higher provision for credit losses, partially offset by greater earnings at Car-Mart ($.9 million) and Paaco ($.8 million).

   Revenues from sales and other for the three months ended January 31, 2001 increased $18.6 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for three months in the current period versus two months in the prior period ($5.5 million), and (ii) higher revenues at Car-Mart ($6.0 million), Paaco ($6.6 million) and Smart Choice ($1.7 million), partially offset by (iii) the deconsolidation of Precision ($1.8 million) as a result of the sale of a 50% interest in that company in November 2000. Interest income for the three months ended January 31, 2001 increased $2.8 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for three months in the current period versus two months in the prior period ($1.7 million), and (ii) greater interest earned on Car-Mart's ($.4 million) and Paaco's ($1.1 million) finance receivables portfolios as a result of growth in such portfolios, partially offset by (iii) lower interest income in the months of December and January at Smart Choice ($.3 million) as a result of a decline in interest rates charged on installment loans.

   As a percentage of sales, cost of sales for the three months ended January 31, 2001 decreased to 60.6% from 61.6% in the same period in the prior fiscal year. The decrease was principally the result of higher gross profit margins at Car-Mart and Smart Choice. Selling, general and administrative expense for the three months ended January 31, 2001 increased $4.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for three months in the current period versus two months in the prior period ($1.7 million), and (ii) higher expenses at Car-Mart ($.6 million), Paaco ($1.9 million), Smart Choice ($.5 million) and Concorde ($.7 million) which corresponds to increased revenues at those subsidiaries, partially offset by
(iii) the deconsolidation of Precision ($.5 million) as a result of the sale of a 50% interest in that company in November 2000. Provision for credit losses for the three months ended January 31, 2001 increased $5.4 million compared to the same period in the prior fiscal year. The increase was principally the result of
(i) including Smart Choice in the Company's consolidated results of operations for three months in the current period versus two months in the prior period ($1.3 million), and (ii) higher credit losses at Car-Mart ($1.3 million) and Smart Choice ($3.5 million) which corresponds to an increase in the finance receivables portfolios as a result of increased sales levels, partially offset by (iii) a decline in credit losses at Paaco ($.8 million) resulting from improved collection results in recent months. Interest expense for the three months ended January 31, 2001 increased $1.9 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for three months in the current period versus two months in the prior period ($.9 million), and (ii) higher interest expense at Car-Mart ($.1 million), Paaco ($.4 million) and Smart Choice ($.4 million) resulting from an increase in the balance of their revolving credit facilities during the periods.

   The provision for income taxes for the three months ended January 31, 2001 was $.6 million on pretax income of $1.5 million. This equates to a 45.7% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.1 million), which earnings are presented on an after tax basis. The provision for income taxes for the three months ended January 31, 2000 was $1.3 million on pretax income of $3.0 million. This equates to a 37.9% effective tax rate after removing from pretax income the equity in losses of unconsolidated subsidiaries ($.3 million), which losses are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the three months ended January 31, 2001 (Car-Mart, Smart Choice and Paaco) and the three months ended January 31, 2000 (Car-Mart, Smart Choice, Paaco and Home Stay).

NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2000

   Operating results and other financial data are presented for the four principal business segments of the Company for the nine months ended January 31, 2001 and 2000. These segments are categorized by the lines of business of the Company. The segments include (i) automobile, which pertains to Car-Mart's, Smart Choice's and Paaco's selling and financing of used vehicles, (ii) IBC's, which, for periods prior to November 1, 2000, pertains to Precision's rental and sales of intermediate bulk containers, (iii) mortgage, which pertains to Concorde's originating and selling of sub-prime mortgage loans, and (iv) other, which includes corporate operations, Home Stay, Crown El Salvador, activities of relatively inactive subsidiaries and the Company's equity investment in Precision (for periods after October 31, 2000), Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the nine months ended January 31, 2001 and 2000 is as follows (in thousands):


                                                            Nine Months Ended January 31, 2001
                              -----------------------------------------------------------------------------------------------
                               Automobile        IBC's           Mortgage          Other         Eliminations    Consolidated
                              ------------    ------------     ------------     ------------     ------------    ------------
Revenues:
  Sales and other             $    205,620    $      3,487     $      5,686     $      1,670                     $    216,463
  Interest income                   33,947              22            1,405            1,211     $       (918)         35,667
                              ------------    ------------     ------------     ------------     ------------    ------------
     Total                         239,567           3,509            7,091            2,881             (918)        252,130
                              ------------    ------------     ------------     ------------     ------------    ------------

Costs and expenses:
  Cost of sales                    121,767           1,180                                                            122,947
  Selling, gen. and admin           42,352             997            5,459            4,730                           53,538
  Prov. for credit losses           43,683              (2)             429                                            44,110
  Interest expense                  16,204             321            1,091              640             (918)         17,338
  Depreciation and amort             1,373             556              166            1,064                            3,159
  El Salvador write-down                                                                 800                              800
                              ------------    ------------     ------------     ------------     ------------    ------------
     Total                         225,379           3,052            7,145            7,234             (918)        241,892
                              ------------    ------------     ------------     ------------     ------------    ------------

Security gains and other                                                                  84                               84
                              ------------    ------------     ------------     ------------     ------------    ------------

Income (loss) before taxes
  and minority interests      $     14,188    $        457     $        (54)    $     (4,269)    $         --    $     10,322
                              ============    ============     ============     ============     ============    ============





                                                            Nine Months Ended January 31, 2000
                              ---------------------------------------------------------------------------------------------
                               Automobile         IBC's         Mortgage          Other        Eliminations   Consolidated
                              ------------    ------------    ------------     ------------    ------------    ------------
Revenues:
  Sales and other             $    122,661    $      5,106    $      3,596     $      2,271                    $    133,634
  Interest income                   17,224              32           1,416            2,077    $     (1,576)         19,173
                              ------------    ------------    ------------     ------------    ------------    ------------
     Total                         139,885           5,138           5,012            4,348          (1,576)        152,807
                              ------------    ------------    ------------     ------------    ------------    ------------

Costs and expenses:
  Cost of sales                     73,476           1,975                                                           75,451
  Selling, gen. and admin           25,544           1,449           3,848            5,912                          36,753
  Prov. for credit losses           21,199              82             107                                           21,388
  Interest expense                   8,158             424           1,052            1,026          (1,576)          9,084
  Depreciation and amort               558             726             148            1,165                           2,597
                              ------------    ------------    ------------     ------------    ------------    ------------
     Total                         128,935           4,656           5,155            8,103          (1,576)        145,273
                              ------------    ------------    ------------     ------------    ------------    ------------

Security gains and other                                                             11,491                          11,491
                              ------------    ------------    ------------     ------------    ------------    ------------

Income (loss) before taxes
  and minority interests      $     10,950    $        482    $       (143)    $      7,736    $         --    $     19,025
                              ============    ============    ============     ============    ============    ============


   Net income for the nine months ended January 31, 2001 decreased $6.4 million compared to the same period in the prior fiscal year. The decrease was primarily attributable to (i) the prior period including a $7.0 million after tax gain on the sale of Casino Magic Neuquen, and (ii) the current period including a $.5 million after tax loss on the write-down of the Company's investment in Crown El Salvador, partially offset by (iii) greater earnings from the Company's automobile segment.

   Revenues from sales and other for the nine months ended January 31, 2001 increased $82.8 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for nine months in the current period versus two months in the prior period ($48.1 million), and (ii) higher revenues at Car-Mart ($11.8 million), Paaco ($21.3 million) and Smart Choice ($1.7 million). Interest income for the nine months ended January 31, 2001 increased $16.5 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for nine months in the current period versus two months in the prior period ($12.8 million), and (ii) greater interest earned on Car-Mart's ($1.0 million) and Paaco's ($3.2 million) finance receivables portfolios as a result of growth in such portfolios, partially offset by (iii) lower interest income in the months of December and January at Smart Choice ($.3 million) as a result of a decline in interest rates charged on installment loans.

   As a percentage of sales, cost of sales for the nine months ended January 31, 2001 decreased to 59.5% from 60.4% in the same period in the prior fiscal year. The decrease was principally the result of the inclusion of Smart Choice, which has higher gross profit margins than historically generated by the Company, and improved gross profit margins at Car-Mart. Selling, general and administrative expense for the nine months ended January 31, 2001 increased $16.8 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for nine months in the current period versus two months in the prior period ($11.4 million), and (ii) higher expenses at Car-Mart ($1.5 million), Paaco ($3.5 million), Smart Choice ($.5 million) and Concorde ($1.6 million) which corresponds to increased revenues at those subsidiaries, partially offset by (iii) the deconsolidation of Precision ($.5 million) as a result of the sale of a 50% interest in that company in November 2000. Provision for credit losses for the nine months ended January 31, 2001 increased $22.7 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for nine months in the current period versus two months in the prior period ($14.9 million), and (ii) higher credit losses at Car-Mart ($2.1 million), Paaco ($1.9 million) and Smart Choice ($3.5 million) which corresponds to an increase in the finance receivables portfolios as a result of increased sales levels. Interest expense for the nine months ended January 31, 2001 increased $8.3 million compared to the same period in the prior fiscal year. The increase was principally the result of (i) including Smart Choice in the Company's consolidated results of operations for nine months in the current period versus two months in the prior period ($5.9 million), and (ii) higher interest expense at Car-Mart ($.4 million), Paaco ($1.3 million) and Smart Choice ($.4 million) resulting from an increase in the balance of their revolving credit facilities.

   The provision for income taxes for the nine months ended January 31, 2001 was $4.3 million on pretax income of $10.3 million. This equates to a 42.2% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.1 million), which earnings are presented on an after tax basis. The provision for income taxes for the nine months ended January 31, 2000 was $7.3 million on pretax income of $19.0 million. This equates to a 39.5% effective tax rate after removing from pretax income the equity in earnings of unconsolidated subsidiaries ($.6 million), which earnings are presented on an after tax basis. Minority interests pertain to the portions of consolidated subsidiaries not owned by the Company during the nine months ended January 31, 2001 (Car-Mart, Paaco and Smart Choice) and the nine months ended January 31, 2000 (Car-Mart, Paaco, Smart Choice, Crown El Salvador and Home Stay).



LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended January 31, 2001, net cash provided by operating activities amounted to $69.1 million. The principal sources of cash resulted from (i) net income, (ii) certain non-cash expenses (provision for credit losses and depreciation and amortization), and (iii) the sale of repossessed vehicles. Net cash used by investing activities of $90.2 million included (i) an $88.5 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $3.5 million use of cash in the purchase of property and equipment. Net cash provided by financing activities of $13.0 million principally relates to (i) net borrowings from revolving credit facilities ($18.3 million), offset by (ii) purchases of the Company's common stock ($3.8 million) and repayments of other debt ($1.5 million).

   As of January 31, 2001, the Company's sources of liquidity included approximately (i) $1.8 million of cash on hand, of which $.6 million was held by Crown, (ii) an aggregate of $35.6 million remaining to be drawn on the revolving credit facilities of Car-Mart, Smart Choice, Paaco and Concorde, although the majority of such additional draws may only be made in connection with a corresponding increase in the related collateral asset (i.e., finance receivables and mortgage loans held for sale), and (iii) the potential issuance of additional debt and/or equity, although the Company has no specific commitments or arrangements to issue such additional debt and/or equity. Based on the collateral on hand at January 31, 2001, the Company's subsidiaries could have collectively drawn an additional $6.3 million on their revolving credit facilities. The loan agreements which govern the credit facilities of Crown's subsidiaries limit dividends and other distributions from such subsidiaries to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde. The Company's revolving credit facilities mature at various times between September 2001 and November 2004, and bear interest at rates ranging from Libor plus 2.0% to prime plus 2.25%. The Company expects that it will renew or refinance each of its credit facilities with the existing or a new lender on or before the scheduled maturity date of the facility. The advance rates on eligible finance receivables decline from 85.0% to 70.0% for Smart Choice and from 70.0% to 67.5% for Paaco over the term of the respective credit facilities.

   Based upon the eligible collateral on hand at January 31, 2001, Paaco and Smart Choice were collectively over-advanced on their senior credit facilities with Finova by approximately $4.9 million. Paaco and Smart Choice presently expect to come into compliance with the terms of their credit facilities in April 2001. However, in July 2001 the Smart Choice credit facility requires a step-down in the finance receivable advance rate from 85.0% to 77.0%. Absent funding from an outside source, Smart Choice does not expect it will be able to meet this step-down. In

February 2001, Smart Choice and Paaco provided Finova with their most recent financial projections and requested that the scheduled finance receivable advance rate step-downs over the next three years be modified to conform to those projections. Presently, it is the Company's expectation that Finova will either modify the scheduled finance receivable advance rate step-downs to conform to the financial projections of Smart Choice and Paaco, or provide Smart Choice and Paaco with a forbearance letter covering some period of time. However, the Company cannot predict with certainty the actions of Finova; and, under the terms of the credit facilities, Finova has the right to accelerate the maturity of the loans, thereby demanding immediate repayment, and call on Crown's guarantee of $5 million.

   The Company is focusing on the development and expansion of its existing businesses and the potential acquisition or development of other unrelated businesses. The credit facilities of Car-Mart, Smart Choice, Paaco and Concorde are expected to be able to support the majority of their anticipated growth over the next twelve months.

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of January 31, 2001 the Company had repurchased 4,997,312 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 46 months. Financial instruments also include mortgage notes held for sale. The Company does not experience significant market risk with such mortgage notes as they are generally sold within 45 days of origination or purchase. At January 31, 2001 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

                 Change in           Change in Annual
               Interest Rates         Pretax Earnings
               --------------        ----------------
                                      (in thousands)
                    +2%               $     (2,478)
                    +1%                     (1,239)
                    -1%                      1,239
                    -2%                      2,478

                                     PART II


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Based upon the eligible collateral on hand at January 31, 2001, Paaco and Smart Choice were collectively over-advanced on their senior credit facilities with Finova by approximately $4.9 million. Paaco and Smart Choice presently expect to come into compliance with the terms of their credit facilities in April 2001. However, in July 2001 the Smart Choice credit facility requires a step-down in the finance receivable advance rate from 85.0% to 77.0%. Absent funding from an outside source, Smart Choice does not expect it will be able to meet this step-down. In February 2001, Smart Choice and Paaco provided Finova with their most recent financial projections and requested that the scheduled finance receivable advance rate step-downs over the next three years be modified to conform to those projections. Presently, it is the Company's expectation that Finova will either modify the scheduled finance receivable advance rate step-downs to conform to the financial projections of Smart Choice and Paaco, or provide Smart Choice and Paaco with a forbearance letter covering some period of time. However, the Company cannot predict with certainty the actions of Finova; and, under the terms of the credit facilities, Finova has the right to accelerate the maturity of the loans, thereby demanding immediate repayment, and call on Crown's guarantee of $5 million.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  None.

          (b)     Reports on Form 8-K:

                  During the fiscal quarter ended January 31, 2001 no reports on Form 8-K were filed.

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






Dated: March 9, 2001