Form 10-K405
period 2001-04-30
CROWN GROUP INC /TX/
filed 2001-08-07
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                            Commission file number:
      APRIL 30, 2001                                          0-14939



                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)



                            TEXAS                                                                      63-0851141
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of August 6, 2001 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (4,429,541 shares) was $15,946,348.

         As of August 6, 2001 there were 6,735,367 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I

ITEM 1.  BUSINESS



FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements address, among other things, the Company's current focus on the development and expansion of its automobile businesses, and its goal of maximizing its return on its other businesses and investments. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, competition, dependence on existing management, economic conditions (particularly in the states of Texas, Arkansas and Florida), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.



GENERAL AND HISTORY

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is primarily in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. In addition, Crown also has investments in other industries. As of April 30, 2001 Crown owned a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2001 Crown also owned (i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. The Company is presently focusing on (i) the development and expansion of its automobile businesses, and (ii) maximizing its return on its other businesses and investments. For a summary of the Company's operating results and other financial data by business segment, see Note U of the Company's consolidated financial statements appearing elsewhere in this annual report.

   Prior to 1997 the Company had been involved in riverboat gaming (June 1993 to May 1996) and various facets of the cable and related programming businesses (1983 to June 1993). In November 1996 the Company began pursuing opportunities in other fields seeking to develop or purchase businesses that it believed had strong growth and earnings prospects. The Company had also made business investments that it believed had strong capital gain potential. As a result, from June 1997 through December 1999 the Company made a number of acquisitions, investments and business formations, some of which have since been sold, including two at substantial gains (Inktomi - $26.4 million pretax gain and Casino Magic Neuquen - $10.7 million pretax gain). Also, during this period the Company acquired three companies that sell and finance used vehicles (Car-Mart, Paaco and Smart Choice), which business has now become the principal focus of the Company.

USED CAR SALES AND FINANCE (CAR-MART, PAACO AND SMART CHOICE)

GENERAL

   Car-Mart, Paaco and Smart Choice operate separate vertically integrated used car sales and finance businesses that attract customers who may not qualify for conventional financing as a result of limited credit histories or past credit problems (hereinafter referred to as "Sub-Prime Borrowers"). These operations include (i) the purchase, reconditioning (Paaco only) and sale of used cars and trucks, (ii) the underwriting, financing and servicing of the related retail installment contracts, and, if necessary, (iii) the repossession and remarketing of the vehicles. While Car-Mart, Paaco and Smart Choice are in the same business and share a number of operating characteristics, the companies are different in many respects. Paaco and Smart Choice operate primarily in larger metropolitan areas (such as Dallas and Houston, Texas and Orlando and Tampa, Florida), whereas Car-Mart tends to operate in smaller communities in the central United States. Paaco reconditions almost every vehicle prior to sale whereas Car-Mart and Smart Choice do not. Paaco focuses on the Hispanic market while Car-Mart and Smart Choice do not focus on any particular customer group. Paaco also tends to sell newer and more expensive vehicles than Car-Mart or Smart Choice. Presented below is a summary of certain information with respect to Car-Mart, Paaco and Smart Choice as of April 30, 2001.

                                                                Car-Mart                    Paaco          Smart Choice
                                                      ------------------------------    --------------     --------------
      Founded                                                     1981                      1992               1997
      Dealerships (excluding satellite locations)                  36                        12                 10
      Location of dealerships                          AR, OK, TX, MO, IN, KS, KY            TX                 FL
      Customer accounts                                          20,736                    11,591             12,321
      Employees                                                    314                       396                245

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

   Car-Mart, Paaco and Smart Choice participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to Sub-Prime Borrowers ("Buy Here-Pay Here" dealers). Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to many Sub-Prime Borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

Used Car Financing

   The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here-Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

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

OPERATIONS

Purchasing Vehicles

   Car-Mart, Paaco and Smart Choice purchase vehicles from (i) franchised new and late-model used car dealers, (ii) auctions, (iii) wholesalers, and (iv) customers, as a result of trade-ins. Prior to purchasing a vehicle, the Company's buyers perform an inspection and, as permitted, test drive each vehicle. The identity of the buyer responsible for each vehicle acquired is tracked through the Company's computer systems which allows management to monitor the results of each buyer. Management monitors (i) the average number of days vehicles are held in inventory, and (ii) the cost of each vehicle in comparison to similar models purchased by other Company buyers and in comparison to wholesale market values.

Reconditioning

   Paaco reconditions almost every vehicle it purchases at its centralized reconditioning center in Grand Prairie, Texas where a variety of parts, assemblies, and systems are inspected and, if necessary, repaired or replaced. In addition to inspecting, repairing and preparing acquired vehicles for sale, this facility is used to perform service work on vehicles for customers pursuant to service contracts that are provided with most of the vehicles sold by Paaco.

   In general, Car-Mart and Smart Choice perform little or no reconditioning on the vehicles they purchase. Their buyers are instructed to thoroughly inspect and evaluate each vehicle in order to identify and purchase vehicles that require little or no reconditioning. Car-Mart offers and Smart Choice provides a service contract to its customers which covers certain vehicle components and assemblies for a specified duration. For covered components, Car-Mart customers have their vehicles serviced at third party service centers with which Car-Mart has in many cases previously negotiated labor rates and mark-up percentages on parts. Similarly, Smart Choice customers have their vehicles serviced at third party service centers or one of Smart Choice's service facilities. Over 90% of Car-Mart customers elect to purchase a service contract when purchasing a vehicle.

Selling, Marketing and Advertising

   Paaco and Smart Choice dealerships are typically staffed with a manager, up to six sales personnel, and others which may include clerical workers, collectors, mechanics and a porter. The lots are generally operated six days a week between the hours of 10:00 am and 8:00 pm. Each lot typically maintains an inventory of 35 to 75 cars and trucks. On a regular basis, Paaco and Smart Choice sales personnel attend training classes where each phase of the sales process is rehearsed. Sales personnel are paid principally on a commission basis.

   In addition to television and radio advertising, Paaco and Smart Choice conduct a variety of promotional activities including a sales referral program, occasional live entertainment at their dealerships, and the distribution of promotional items. Existing customers have historically been a good source of referrals.

   The number of persons employed at a Car-Mart dealership varies depending upon the number of active customer accounts serviced at such dealership. A new dealership with a limited number of accounts may only have a manager and an assistant or two. In contrast, a mature dealership with several hundred active accounts may have a manager, an assistant manager, a manager trainee, two collectors, two payment takers/office workers, a sales associate, a buyer and an assistant or two. Car-Mart dealerships are generally operated six days a week from 9:00 am to 6:00 pm. Each dealership typically maintains an inventory of 15 to 50 vehicles depending on the maturity of the dealership. Selling is done principally by the manager, assistant manager, management trainee or sales associate.

   Car-Mart's objective is to offer its customers basic transportation at a fair price and treat each customer courteously and with respect. Car-Mart attempts to build a positive reputation in each community where it operates, and generate new business from such reputation as well as from existing customer referrals. Car-Mart recognizes repeat customers with silver and gold certificates representing the purchase of five and ten vehicles, respectively. Such certificates are prominently displayed at the dealership location where the vehicles were purchased. Its dealerships are generally located on heavily traveled roads that offer high visibility. Car-Mart advertises in local newspapers, on billboards and on the radio.

Underwriting and Finance

   Each of Car-Mart, Paaco and Smart Choice finance more than 95% of the used cars and trucks sold at their dealerships. These retail installment contracts are serviced exclusively by Company personnel. In connection with each such financing, sales must be made on acceptable terms, and to a customer with a satisfactory credit profile. Most financings require a down payment of 8% to 15% of the retail sales price, have a term not in excess of 42 months and require that payments be made on a weekly, bi-weekly or semi-monthly basis.

   Upon the customer and the Company coming to a preliminary agreement as to terms, the Company obtains a detailed credit application from the customer which includes information regarding employment, residence and credit history, income level and personal references. This information is then verified by Company personnel. After the verification process, it is the dealership manager, in the case of Car-Mart, or centralized buy-room personnel in the case of Paaco and Smart Choice, who make the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. The results of these decisions are constantly monitored by Company personnel through the review of finance receivables aging and repossession reports which are stratified by dealership. In addition, Company personnel periodically review credit files to evaluate the soundness of these decisions, and ensure that appropriate information was obtained and verified.

Collections

   Providing financing to Sub-Prime Borrowers requires not only that the Company have an effective underwriting process, but that its collection policies and procedures be sound and diligently executed. The majority of the Company's customers make their payments in person at one of the dealerships, although some customers mail their payments into the dealership, or, in the case of Smart Choice, a centralized collection facility. Each of Car-Mart, Paaco and Smart Choice closely monitor their customer accounts using collections software that stratifies past due accounts by dealership and the number of days past due. Customers are contacted by phone within a few days if their payment is not received on the scheduled due date. The results of each phone contact are documented (promises to pay, alternative payment arrangements, etc.) by Company personnel.

   If a customer becomes seriously delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Of the vehicles repossessed, many are returned by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold through a Company dealership (generally after some reconditioning in the case of Paaco), or sold for cash to a wholesaler or other third party at an auction.

   The Company monitors the results of its collection personnel based upon a number of quantitative criteria including (i) installment contract agings, (ii) the percentage of accounts past due versus a standard, and (iii) static pool analysis.

COMPETITION

   The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 23,000 franchised automobile dealers and 63,000 independent used vehicle dealers. Although there are a number of large companies in this industry, including Car Max and Auto Nation U.S.A., management believes these operations do not provide significant competition for Car-Mart, Paaco or Smart Choice as they tend to sell higher priced vehicles to consumers with stronger credit histories. Car-Mart, Paaco and Smart Choice compete principally with other independent Buy Here-Pay Here dealers, and to a lesser degree with
(i) the used vehicle retail operations of franchised automobile dealerships,
(ii) independent used vehicle dealers, and (iii) individual consumers who sell used vehicles in private transactions.

   Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to Sub-Prime Borrowers, (ii) the breadth and quality of vehicle selection, (iii) the availability of popular vehicles, (iv) pricing, (v) the convenience of a dealership's location, (vi) customer service, and (vii) in the case of Paaco, the ability to communicate in Spanish with its Spanish speaking customers. Management believes that its dealerships are competitive in each of these areas.

REGULATION AND LICENSING

   The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations pertaining to the sale and financing of vehicles. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts it originates, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race and gender.

   In many cases the Company charges fixed interest rates in excess of traditional finance companies on the contracts originated at its dealerships. The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal discount rate, or (ii) the age of the vehicle. Management believes the Company is in compliance in all material respects with all applicable federal, state, and local laws and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's used vehicle sales and finance business.

MORTGAGE LENDING (CONCORDE)

GENERAL

   Concorde is in the business of originating, purchasing, servicing and selling prime and sub-prime mortgage loans which are secured primarily by first and second liens on residential properties. These loans are generally sold to institutional investors within 45 days of originating or purchasing the loan.

   Concorde primarily focuses on lending to individuals who have impaired or unsubstantiated credit histories and/or unverifiable income. Loans made to these individuals do not qualify for purchase by government-sponsored agencies such as the Fannie Mae or Freddie Mac, and thus are sometimes referred to as non-conforming or sub-prime mortgage loans. Such loans generally provide higher yields than conforming or prime loans. The principal differences between conforming loans and non-conforming loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the loan purpose, the loan sizes, and the mortgagors' occupancy status with respect to the mortgaged properties. Second mortgage loans are made to borrowers owning single-family homes for the purpose of debt consolidation, home improvements, education and a variety of other purposes. These loans generally provide a higher interest rate yield than first mortgage loans, and are secured by a second lien on the property.

   Management believes the sub-prime mortgage loan industry is fragmented and operates inefficiently compared to the conforming loan industry, and as a result, higher interest rate yields are available to sub-prime mortgage lenders even after considering a higher rate of loan defaults. Management also believes the sub-prime mortgage loan industry is less cyclical than the conforming loan industry because the sub-prime mortgage borrower is more "payment" sensitive than "interest rate" sensitive. In addition, the federal tax code's preferential treatment of the interest expense deduction for home mortgage loans makes it financially advantageous for many individuals to convert their credit card and other consumer loans into a mortgage loan.

LOAN ORIGINATIONS AND PURCHASES

   Concorde originates mortgage loans through a network of independent mortgage brokers and directly through Internet, telemarketing and direct mail programs. Concorde also purchases mortgage loans from a network of wholesale loan brokers and correspondents, including banks and thrift institutions. Concorde typically pays a premium for loans purchased from correspondents, as well as to mortgage brokers for loans they originate. A summary of Concorde's loan originations and purchases for the fiscal years ended April 30, 2001, 2000 and 1999 is as follows (dollars in millions):

                        Fiscal 2001           Fiscal 2000            Fiscal 1999
                     -----------------     -----------------     -----------------
Direct               $ 44.2       23.1%    $ 28.2       18.7%    $ 38.1       34.1%
Wholesale brokers     140.6       73.7      119.4       78.9       64.5       57.7
Correspondents          6.1        3.2        3.7        2.4        9.1        8.2
                     ------     ------     ------     ------     ------     ------
                     $190.9      100.0%    $151.3      100.0%    $111.7      100.0%
                     ======     ======     ======     ======     ======     ======


   Prior to purchasing loans through wholesale loan brokers and correspondents, Concorde reviews the loan packages to determine whether the packages are complete and adhere to Concorde's underwriting guidelines. Depending on the size of the pool of loans purchased, Concorde may engage a third-party underwriter to re-underwrite the loans, verify the borrower's employment status, determine the quality of the appraisal and assign a credit grade. Concorde also analyzes the financial condition of the mortgage broker, which includes a review of the mortgage broker's licenses and financial statements. Upon approval, Concorde requires each mortgage broker to enter into a purchase and sale agreement that contains customary representations and warranties regarding the loans being sold to Concorde.

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

   Prior to funding a loan, Concorde's underwriting staff determines the applicant's creditworthiness and ability to service the loan. Verification of personal financial information, credit history, mortgage or rent history, and employment history is required prior to closing a loan. Concorde has established classifications with respect to its borrowers based upon the credit profile of such borrower and certain other borrower characteristics. Each loan applicant is placed into one of four letter ratings ("A" through "D", with sub-ratings within each category), depending upon a number of factors including the applicant's credit history and employment status. Terms of loans made by Concorde, as well as the maximum loan-to-value ratio and debt service-to-income ratio, vary depending upon the classification of the borrower. Borrowers with lower credit ratings generally pay higher interest rates and loan origination fees. Upon successful completion of the underwriting process, the closing of the loan is scheduled with an independent closing attorney or title company who is responsible for closing the loan in accordance with Concorde's closing procedures.

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

   Loans originated or purchased by Concorde are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. Although foreclosure sales are typically public sales, frequently no third-party purchaser bids in excess of the lender's lien. Thus, it is likely the lender will purchase the property from the trustee or referee for an amount equal to the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending upon market conditions and loan-to-value ratios, the ultimate proceeds from the sale of the collateral may not equal Concorde's investment in the property.

LOAN SALES

   Concorde sells the majority of the loans it originates and purchases to institutional investors. Loans are sold on a wholesale basis to third party institutions on a limited recourse basis for cash, with servicing rights released approximately 60 days from the date of sale. In most cases, Concorde is required to refund a portion of the premium it received on the sale of a loan, if such loan is prepaid by the borrower within a specified period, generally twelve months. Under certain circumstances, such as fraud or immediate borrower default, Concorde may be required to repurchase the loan.

REGULATION

   The operations of Concorde are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination (including laws prohibiting lenders from discriminating against applicants on the basis of race, color, sex, age or marital status), credit activities, maximum interest rates and finance and other charges, disclosures to customers, the terms of secured transactions, the collection, repossession and claims-handling procedures utilized by Concorde, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices. Concorde's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Concorde's activities as a lender are also subject to various federal laws including, among others, the Truth in Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act and the Fair Credit Reporting Act of 1970, as amended ("FCRA").

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

COMPETITION

   Concorde is small compared to many of its competitors and faces intense competition in the business of originating, purchasing and selling mortgage loans. Competition in the industry takes many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, and the amount and terms of the loan. Traditional competitors in the financial services business include other mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Most of these competitors in the consumer finance industry are substantially larger and have considerably greater financial, technical and marketing resources than Concorde.

IBC RENTALS AND SALES (PRECISION)

GENERAL

   Precision is in the business of renting and selling intermediate bulk containers ("IBC's" or "portable tanks") to petroleum related, specialty chemical, industrial and manufacturing concerns. Precision's tanks generally come in two sizes (350 gallon and 550 gallon) and are used primarily to transport and store liquids in bulk. Precision also performs certain tank maintenance, testing, tracking and reconditioning services, and sells spare parts such as valves and lids on both a retail and OEM basis. Precision operates from facilities in Fairhope, Alabama and Lafayette, Louisiana and at April 30, 2001 had approximately 10,200 principally stainless steel tanks in its rental fleet.

OPERATIONS

   Precision's portable tanks are manufactured according to its specifications primarily from two contractors, although other manufacturing sources are available. Precision maintains a supply of tanks, valves and lids to meet the sometimes immediate needs of its customers. These lids are typically manufactured by Precision in house with the occasional assistance of certain subcontractors, while valves are manufactured overseas according to Precision's specifications.

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

MARKET AND MARKETING

   Precision's primary focus is on renting portable tanks. As a secondary focus Precision sells new and used tanks and related spare parts. A large portion of tank rentals and sales come from existing customers and referrals. Precision advertises in nationally distributed periodicals and direct markets extensively. Precision's sales personnel also attend industry trade shows and make sales calls to existing and potential customers. Presently, Precision has about 100 customers in 20 states throughout the United States. Precision's customers are principally in the oil field production and drilling, specialty chemical, water treatment, textile and manufacturing industries.

COMPETITION

   Precision competes with other companies specializing in the sale and rental of tanks. Competitive factors in the industry include price, availability, service, product quality and convenience. Precision believes it competes effectively with other tank suppliers. Precision's tanks also compete with 55 gallon carbon steel drums. Precision's 350 and 550 gallon tanks are more expensive than carbon steel drums. However, Precision's tanks offer certain competitive advantages over drums, including their (i) greater durability and ease in storing and dispensing liquids, (ii) longer useful life, and (iii) greater space efficiencies. They also eliminate the disposal costs associated with carbon steel drums.


EMPLOYEES

   As of April 30, 2001 the Company, including its consolidated subsidiaries, employed approximately 1,060 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

         NAME                                                 AGE      POSITION WITH THE COMPANY
         ----                                                 ---      -------------------------

         Edward R. McMurphy...................................50       Chairman of the Board,
                                                                       President and Chief Executive Officer

         Tilman J. Falgout, III...............................52       Executive Vice President,
                                                                       General Counsel and Director

         Mark D. Slusser......................................43       Chief Financial Officer,
                                                                       Vice President Finance and Secretary

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


ITEM 2. PROPERTIES

   As of April 30, 2001 the Company leased substantially all of its facilities, including dealerships, collection facilities that service dealership portfolios, and the Company's corporate offices. These facilities are located principally in the states of Arkansas, Florida, Oklahoma and Texas. The Company's corporate administrative offices are located in approximately 6,000 square feet of leased space in Irving, Texas.


ITEM 3. LEGAL PROCEEDINGS

   In March 1999, prior to Crown's ownership interest in Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001 Smart Choice and the plaintiffs representatives executed an agreement whereby Smart Choice will pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount has been funded by Smart Choice's insurance carrier. The agreement is subject to final approval of the court.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is authorized for quotation on the NASDAQ National Market under the NASDAQ symbol CNGR. The following table sets forth, by fiscal quarter, the high and low sale prices reported by NASDAQ for the Company's common stock for the periods indicated.


                                        Fiscal 2001                Fiscal 2000
                                    High          Low           High          Low
                                    ----          ---           ----          ---

First quarter                    $   5.50     $  4.75       $    6.50     $   4.00
Second quarter                       5.50        4.44            5.50         4.00
Third quarter                        5.00        3.63            5.50         4.38
Fourth quarter                       4.19        3.51            6.00         3.88


   As of July 26, 2001 there were approximately 1,351 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings.

   Since its inception the Company has paid no dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant.


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


                                                 Years Ended April 30,
                                  2001        2000        1999        1998        1997
                                --------    --------    --------    --------    --------

Revenues                        $342,762    $237,641    $111,286    $ 21,188    $  2,030

Net income                      $  5,963    $ 14,836    $ 17,508    $    367    $  8,860

Earnings per share - diluted    $    .74    $   1.54    $   1.68    $    .04    $    .80


Total assets                    $302,520    $290,907    $168,135    $ 92,203    $ 38,237
Total debt                      $209,388    $191,052    $ 96,187    $ 46,035
Stockholders' equity            $ 58,932    $ 58,867    $ 53,059    $ 35,051    $ 35,713
Shares outstanding                 6,980       8,248      10,097       9,434      10,395

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.



OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is primarily in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. In addition, Crown also has investments in other industries. As of April 30, 2001 Crown owned a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2001 Crown also owned (i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. The Company is presently focusing on (i) the development and expansion of its automobile businesses, and (ii) maximizing its return on its other businesses and investments.



RESULTS OF OPERATIONS

    The Company has made a variety of acquisitions, dispositions and business investments over the last three years (see Note C of the Company's consolidated financial statements appearing elsewhere in this annual report). All acquisitions have been accounted for using the purchase method of accounting. The Company has included the operating results of each majority-owned subsidiary from the respective acquisition date. As a result of the acquisitions, dispositions and business investments made by the Company, operating results for the years ended April 30, 2001, 2000 and 1999 are not entirely comparable. Below is a summary of the number of months each companies' operating results are included in the Company's consolidated results of operations for the years ended April 30, 2001, 2000 and 1999:


                                                                                   Number of Months Included in
                                    Month Crown        Month Crown                 Fiscal Years Ended April 30,
                                      Acquired          Disposed         -------------------------------------------------
             Entity                  or Formed           or Sold             2001              2000              1999
  -----------------------------    ---------------    --------------     -------------    ---------------    -------------
  Car-Mart                              1-99                              12 months         12 months        3 1/2 months

  Paaco                                 2-98                              12 months         12 months           12 months

  Smart Choice                         12-99                              12 months          5 months                  --

  Other:
    Concorde                            6-97                              12 months         12 months           12 months
    Precision                           2-98         11-00 (50% sold)      6 months         12 months           12 months
    Crown El Salvador                   2-99               4-01           12 months         12 months            2 months
    Home Stay                           5-98              12-99               --             7 months           12 months
    Atlantic Castings                   3-99               4-00               --            12 months            2 months
    Casino Magic Neuquen                6-97              10-99               --             5 months           12 months

                               CONSOLIDATED REVIEW

   The Company's business segments are categorized principally by legal entity, which is how management organizes the segments for making operating decisions and assessing performance. The segments include (i) Car-Mart, (ii) Paaco, (iii) Smart Choice, and (iv) other. Each of Car-Mart, Paaco and Smart Choice sell and finance used vehicles. "Other" includes corporate operations and Concorde (mortgage loans), and for certain periods, Precision (IBC rentals and sales), Crown El Salvador (gaming), Home Stay (lodging), and the Company's equity investments in Casino Magic Neuquen (gaming) and Atlantic Castings (investment casting). "Other" also includes gains and losses on the sale of securities. Below is a summary of revenue and pretax income by business segment, and a more detailed operating statement by segment, for the years ended April 30, 2001, 2000 and 1999 (in thousands):


                                     Revenues                                Pretax Income (Loss)
                      ----------------------------------------     ---------------------------------------
                                Years Ended April 30,                       Years Ended April 30,
                         2001           2000           1999           2001           2000        1999
                      ----------     ----------     ----------     ----------     ----------    ----------

Car-Mart              $  105,706     $   89,382     $   27,031     $   16,375     $   13,562    $    3,872
Paaco                    122,985         94,708         70,728          7,093          4,318        (2,187)
Smart Choice              98,923         35,856             --         (7,591)           831            --
Other                     16,315         19,723         14,346         (5,024)         6,909        24,273
Eliminations              (1,167)        (2,028)          (819)            --             --            --
                      ----------     ----------     ----------     ----------     ----------    ----------

      Consolidated    $  342,762     $  237,641     $  111,286     $   10,853     $   25,620    $   25,958
                      ==========     ==========     ==========     ==========     ==========    ==========

2001 VS. 2000

   Revenues increased $105.1 million, or 44.2%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) including Smart Choice in the Company's operating results for twelve months in fiscal 2001 versus five months in fiscal 2000 ($61.0 million), and (ii) higher revenues at Car-Mart ($16.3 million) and Paaco ($28.3 million) primarily as a result of an increase in the average number of dealerships in operation. Pretax income decreased $14.8 million, or 57.6%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) fiscal 2000 including a $10.7 million pretax gain on the sale of Casino Magic Neuquen with no similar gain in fiscal 2001, and (ii) fiscal 2001 including a $7.6 million pretax loss on Smart Choice's operations (largely due to higher credit losses) versus $.8 million of pretax income in fiscal 2000, partially offset by (iii) higher pretax income at Car-Mart ($2.8 million) and Paaco ($2.8 million) in fiscal 2001 compared to fiscal 2000 as a result of (a) sales growth, and (b) lower costs and expenses as a percentage of sales.

2000 VS. 1999

   Revenues increased $126.4 million, or 113.5%, in fiscal 2000 versus fiscal 1999 principally as a result of (i) including Smart Choice in the Company's operating results in fiscal 2000 ($35.9 million), (ii) including Car-Mart in the Company's operating results for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($60.0 million), and (iii) higher revenues at Paaco ($24.0 million) primarily as a result of an increase in the average number of dealerships in operation. Pretax income decreased $.3 million, or 1.3%, principally as a result of (i) fiscal 1999 including a $26.4 million pretax gain on the sale of Inktomi Corporation common stock compared to fiscal 2000 including a $10.7 million pretax gain on the sale of Casino Magic Neuquen, largely offset by (ii) including the operating results of Car-Mart for twelve months in fiscal 2000 versus three and one-half months in fiscal 1999 ($8.5 million), (iii) substantially improved operating results at Paaco ($6.5 million), and (iv) including Smart Choice in the Company's consolidated results of operations ($.8 million).

                                    CAR-MART

                                                                          % Change
                               Year          Year     3.5 Months    --------------------
                               Ended         Ended       Ended        2001          2000          As a % of Sales and Other
                             April 30,     April 30,   April 30,       vs            vs       --------------------------------
                               2001          2000        1999         2000          1999       2001         2000         1999
                             --------      -------      -------      -------       ------     ------       ------       ------
Revenues:
  Sales and other            $ 97,848      $82,916      $25,273        18.0%          NM       100.0%       100.0%       100.0%
  Interest income               7,858        6,466        1,758        21.5           NM         8.0          7.8          7.0
                             --------      -------      -------                               ------       ------       ------
      Total                   105,706       89,382       27,031        18.3           NM       108.0        107.8        107.0
                             --------      -------      -------                               ------       ------       ------

Costs and expenses:
  Cost of sales                53,412       45,383       13,407        17.7           NM        54.6         54.7         53.0
  Selling, gen and admin       14,950       12,960        3,494        15.4           NM        15.3         15.6         13.8
  Prov for credit loss         17,215       14,104        5,325        22.1           NM        17.6         17.0         21.1
  Interest expense              3,613        3,239          892        11.5           NM         3.7          3.9          3.5
  Depreciation and amort          141          134           41         5.2           NM          .1           .2           .2
                             --------      -------      -------                               ------       ------       ------
      Total                    89,331       75,820       23,159        17.8           NM        91.3         91.4         91.6
                             --------      -------      -------                               ------       ------       ------

      Pretax income          $ 16,375      $13,562      $ 3,872        20.7           NM        16.7         16.4         15.4
                             ========      =======      =======                               ======       ======       ======

NM = Not meaningful

2001 VS. 2000

   Revenues increased $16.3 million, or 18.3%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increasing the average number of regular and satellite stores in operation to 44.6 in fiscal 2001 from 37.9 in fiscal 2000, and (ii) increasing the average sales price per retail vehicle by approximately 5%. Pretax income increased $2.8 million, or 20.7%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increased revenues (18.3%), and (ii) slightly lower costs and expenses as a percentage of sales and other.

2000 VS. 1999

   Revenues increased $62.4 million in fiscal 2001 versus fiscal 2000 principally as a result of (i) fiscal 2000 including twelve months of operating results versus three and one-half months in fiscal 1999 ($60.0 million), and
(ii) increasing the average number of regular and satellite stores in operation to 37.9 in fiscal 2000 from 32.3 in fiscal 1999. Pretax income increased $9.7 million in fiscal 2000 compared to fiscal 1999 principally as a result of (i) fiscal 2000 including twelve months of operating results versus three and one-half months in fiscal 1999 ($8.5 million), and (ii) a lower provision for credit loss as a percentage of sales and other (17.0% in fiscal 2000 versus 21.1% in fiscal 1999).



                                      PAACO


                                                                          % Change
                               Year          Year        Year        --------------------
                               Ended         Ended       Ended        2001          2000          As a % of Sales and Other
                             April 30,     April 30,   April 30,       vs            vs       --------------------------------
                               2001          2000        1999         2000          1999       2001         2000         1999
                             --------      -------      -------      -------       ------     ------       ------       ------
Revenues:
  Sales and other            $106,654      $82,674      $61,848         29.0%        33.7%     100.0%       100.0%       100.0%
  Interest income              16,331       12,034        8,880         35.7         35.5       15.3         14.6         14.4
                             --------      -------      -------                               ------       ------       ------
      Total                   122,985       94,708       70,728         29.9         33.9      115.3        114.6        114.4
                             --------      -------      -------                               ------       ------       ------

Costs and expenses:
  Cost of sales                68,700       52,259       41,858         31.5         24.8       64.4         63.2         67.7
  Selling, gen and admin       24,887       18,962       15,860         31.2         19.6       23.3         23.0         25.6
  Prov for credit loss         14,342       13,113        9,926          9.4         32.1       13.4         15.9         16.1
  Interest expense              7,246        5,725        4,879         26.6         17.3        6.8          6.9          7.9
  Depreciation and amort          717          331          392        116.6        (15.6)        .7           .4           .6
                             --------      -------      -------                               ------       ------       ------
      Total                   115,892       90,390       72,915         28.2         24.0      108.6        109.4        117.9
                             --------      -------      -------                               ------       ------       ------
      Pretax income (loss)   $  7,093      $ 4,318      $(2,187)        64.3          NM         6.7          5.2         (3.5)
                             ========      =======      =======                               ======       ======       ======

2001 VS. 2000

   Revenues increased $28.3 million, or 29.9%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increasing the average number of stores in operation to 12.7 in fiscal 2001 from 10.6 in fiscal 2000, and (ii) increasing the average sales price per retail vehicle by approximately 7%. Pretax income increased $2.8 million, or 64.3%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increased revenues (29.9%), and (ii) a lower provision for credit loss as a percentage of sales and other (13.4% in fiscal 2001 versus 15.9% in fiscal 2000), which is believed to be attributable to (a) selling a higher quality vehicle, and (b) providing a greater level of service.

2000 VS. 1999

   Revenues increased $24.0 million, or 33.9%, in fiscal 2000 versus fiscal 1999 principally as a result of (i) increasing the average number of stores in operation to 10.6 in fiscal 2000 from 8.3 in fiscal 1999, and (ii) higher interest income in fiscal 2000 as a result of higher finance receivable balances during fiscal 2000 as compared to fiscal 1999. Pretax income increased to $4.3 million in fiscal 2000 from a pretax loss of $2.2 million in fiscal 1999 principally as a result of (i) lower cost of sales as a percentage of sales and other (63.2% in fiscal 2000 versus 67.7% in fiscal 1999), and (ii) lower selling, general and administrative expenses as a percentage of sales and other (22.9% in fiscal 2000 versus 25.6% in fiscal 1999).

                                  SMART CHOICE

                                                                          % Change
                              Year        5 Months       Year         -------------------
                              Ended        Ended         Ended         2001        2000           As a % of Sales and Other
                            April 30,    April 30,     April 30,        vs          vs         ---------------------------------
                              2001          2000         1999          2000        1999          2001         2000        1999
                            ---------     --------     --------       ---------   -------      --------     --------     -------
Revenues:
  Sales and other           $  77,206     $ 26,657           --            NM          --         100.0%       100.0%         --
  Interest income              21,717        9,199           --            NM          --          28.1         34.5          --
                            ---------     --------     --------                                --------     --------     -------
      Total                    98,923       35,856           --            NM          --         128.1        134.5          --
                            ---------     --------     --------                                --------     --------     -------

Costs and expenses:
  Cost of sales                45,940       15,335           --            NM          --          59.5         57.5          --
  Selling, gen and admin       20,119        7,255           --            NM          --          26.0         27.2          --
  Prov for credit loss         29,153        8,257           --            NM          --          37.8         31.0          --
  Interest expense             10,253        3,743           --            NM          --          13.3         14.1          --
  Depreciation and amort        1,049          435           --            NM          --           1.3          1.6          --
                            ---------     --------     --------                                --------     --------     -------
      Total                   106,514       35,025           --            NM          --         137.9        131.4          --
                            ---------     --------     --------                                --------     --------     -------

      Pretax income (loss)  $  (7,591)    $    831           --            NM          --          (9.8)         3.1          --
                            =========     ========     ========                                ========     ========     =======

2001 VS 2000

   Revenues increased $63.1 million in fiscal 2001 versus fiscal 2000 principally as a result of (i) fiscal 2001 including twelve months of operating results versus five months in fiscal 2000 ($61.0 million), and (ii) a higher average retail selling price per vehicle in fiscal 2001 compared to fiscal 2000. Smart Choice reported a pretax loss of $7.6 million in fiscal 2001 versus $.8 million pretax income in fiscal 2000. The $8.4 million decrease is principally the result of (i) the provision for credit loss increasing to 37.8% of sales and other in fiscal 2001 from 31.0% in fiscal 2000 ($5.3 million), (ii) cost of sales increasing to 59.5% of sales and other in fiscal 2001 from 57.5% in fiscal 2000 ($1.5 million), and (iii) a decrease in the average interest rate charged on Smart Choice finance receivables.

                                             OTHER

                                Year          Year         Year
                               Ended         Ended        Ended
                              April 30,     April 30,    April 30,
                                2001          2000         1999
                             ----------    ----------   ----------
Revenues:
  Sales and other            $   12,878    $   15,113   $   10,844
  Interest income                 3,437         4,610        3,502
                             ----------    ----------   ----------
      Total                      16,315        19,723       14,346
                             ----------    ----------   ----------

Costs and expenses:
  Cost of sales                   1,180         2,827        1,865
  Selling, gen and admin         14,204        15,204       11,430
  Prov for credit loss              508           282          247
  Interest expense                2,631         3,201        1,814
  Depreciation and amort          2,159         2,668        1,966
  El Salvador write-down            800
                             ----------    ----------   ----------
      Total                      21,482        24,182       17,322
                             ----------    ----------   ----------

Security gains and other            143        11,368       27,249
                             ----------    ----------   ----------

      Pretax income (loss)   $   (5,024)   $    6,909   $   24,273
                             ==========    ==========   ==========

2001 VS. 2000

   Revenues decreased $3.4 million, or 17.3%, in fiscal 2001 versus fiscal 2000 principally as a result of fiscal 2001 including only six months of Precision's operating results (50% of Precision was sold in November 2000, at which point it has been accounted for on the equity method) versus twelve months in fiscal 2000 ($3.9 million). Other pretax loss was $5.0 million in fiscal 2001 versus pretax income of $6.9 million in fiscal 2000, a decrease of $11.9 million. The decrease was principally the result of (i) fiscal 2000 including a $10.7 million pretax gain on the sale of Casino Magic Neuquen with no similar gain in fiscal 2001, and (ii) equity in earnings of unconsolidated subsidiaries decreasing $.4 million in fiscal 2001 versus fiscal 2000 principally as a result of the sale of Casino Magic Neuquen during fiscal 2000, and (iii) increased losses at Crown El Salvador ($.3 million) and Concorde ($.2 million) in fiscal 2001 compared to fiscal 2000.

2000 VS. 1999

   Revenues increased $5.4 million, or 37.5%, in fiscal 2000 versus fiscal 1999 principally as a result of (i) including Crown El Salvador in the Company's operating results for twelve months in fiscal 2000 versus two months in fiscal 1999 ($2.2 million), and (ii) increased revenues at Precision ($1.9 million) and Concorde ($.8 million) in fiscal 2000 versus fiscal 1999 as a result of the general growth in their businesses. Pretax income decreased $17.4 million, or 71.5%, in fiscal 2000 versus fiscal 1999 principally as a result of (i) fiscal 1999 including a $26.4 million pretax gain on the sale of Inktomi Corporation common stock versus fiscal 2000 including a $10.7 million pretax gain on the sale of Casino Magic Neuquen, and (ii) an increased loss at Crown El Salvador ($1.0 million) in fiscal 2000 compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

   For fiscal 2001, net cash provided by operating activities amounted to $94.0 million. The principal sources of cash resulted from (i) net income and (ii) certain non-cash expenses (provision for credit losses and depreciation and amortization). Net cash used by investing activities of $118.7 million included
(i) a $116.7 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $3.9 million use of cash in the purchase of property and equipment, offset by a $2.1 million source of cash resulting from the sale of 50% of Precision. Net cash provided by financing activities of $17.1 million principally relates to (i) net borrowings from revolving credit facilities ($23.9 million), offset by (ii) purchases of the Company's common stock ($5.1 million) and repayments of other debt ($1.8 million).

                                      CROWN

   As of April 30, 2001 Crown's (parent company only) sources of liquidity included (i) $.3 million of cash on hand, (ii) $10.6 million of receivables from its subsidiaries, of which approximately $4.7 million was restricted due to the terms of the credit facilities of its subsidiaries, (iii) $1.8 million of other receivables, net of certain corresponding liabilities, and (iv) the potential issuance of additional debt and/or equity, although Crown had no specific commitments or arrangements to issue such additional debt and/or equity. Crown expects that it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

                                    CAR-MART

   Car-Mart's sources of liquidity include cash from operations and its $35.0 million revolving credit facility with a group of banks, of which $29.8 million was outstanding at April 30, 2001. Based upon the collateral on hand at April 30, 2001, Car-Mart could have drawn an additional $5.2 million on its revolving credit facility at such date. Car-Mart's revolving credit facility matures in January 2002. Car-Mart expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. Car-Mart believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

                                      PAACO

   Paaco's sources of liquidity include cash from operations and its $62.0 million revolving credit facility with Finova Capital Corporation ("Finova"), of which $59.0 was outstanding at April 30, 2001. As of April 30, 2001, Smart Choice's revolving credit facility with Finova was in default, and there may be a question as to whether such default is a basis for an event of default under Paaco's revolving credit facility with Finova (see Smart Choice discussion below). Thus, there is an uncertainty as to whether Paaco is eligible to draw any additional monies under its revolving credit facility with Finova. Paaco's revolving credit facility matures in November 2004.

   It is unlikely that Finova will increase the size of Paaco's credit facility, or that Paaco could refinance such facility with a new lender since Paaco's advance rate (ie. 70% of eligible receivables) is believed to be above market. Accordingly, for the foreseeable future, Paaco's ability to expand its operations may be limited as a result of a shortage of additional capital. Consequently, Paaco anticipates operating its business at a level consistent with its recent past, and not substantially expanding its operations.

                                  SMART CHOICE

   For the fiscal year ended April 30, 2001 Smart Choice (excluding Paaco) reported a net loss of $5.1 million. Smart Choice has a $98 million revolving credit facility with Finova, of which $88.4 million was outstanding as of April 30, 2001. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of April 30, 2001 Smart Choice was over-advanced by $6.2 million. In July 2001, pursuant to the terms of its credit facility, the advance rate on eligible finance receivables declined from 85% to 77%, increasing Smart Choice's over-advance to $18.5 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility. Smart Choice is presently operating its business from the cash generated from the collection of its finance receivables and down payments received in connection with the sale of vehicles.

   Since January 2001 Smart Choice has been in discussions with Finova with regard to possible solutions to the over-advanced position. There are several possible outcomes that may result from these negotiations, including:

(i) a restructuring of the Smart Choice credit facility which brings Smart Choice back into compliance;

(ii) a sale of substantially all of Smart Choice's assets with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate;

(iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of Smart Choice's credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

(iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

   Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. As of April 30, 2001 Crown's investment in Paaco/Smart Choice was $20.2 million ($17.6 million equity and $2.6 million debt). In addition, Crown guarantees the credit facilities of Smart Choice and Paaco to a maximum combined amount of $5 million.

                                      OTHER

   Concorde's sources of liquidity include cash on hand ($1.0 million at April 30, 2001) and its $25.0 million revolving credit facility with a bank, of which $12.9 million was outstanding at April 30, 2001. Concorde is able to borrow a specified percentage of eligible mortgage loans under the facility. Based upon eligible mortgage loans on hand at April 30, 2001, Concorde was fully advanced under its revolving credit facility. Concorde's revolving credit facility matures in September 2001.

   At April 30, 2001 Concorde was in violation of the $1.5 million minimum net worth covenant under its revolving credit facility, which violation has not been waived. Concorde is presently in discussions with its lender regarding an amendment to its credit facility. Concorde expects to execute an agreement with its lender to cure the violation, or replace its credit facility with a different lender.

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of April 30, 2001 the Company had repurchased 5,179,642 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects the adoption of SFAS 142 will increase annual pretax income by approximately $.7 million. The Company has adopted SFAS 142 effective May 1, 2001.

SEASONALITY

   The Company's automobile sales and finance business is seasonal in nature. In such business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. None of the Company's other businesses experience significant seasonal fluctuations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 9% to 26%. These finance receivables have scheduled maturities from one to 48 months. Financial instruments also include mortgage loans held for sale. The Company does not experience significant market risk with such mortgage loans as they are generally sold within 45 days of origination or purchase. At April 30, 2001 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

                        Change in               Change in
                      Interest Rates         Pretax Earnings
                      --------------         ---------------
                                              (in thousands)
                           +2%                $     (2,380)
                           +1%                      (1,190)
                           -1%                       1,190
                           -2%                       2,380

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accountants' reports are included in Item 8 of this report:

         Reports of Independent Accountants

         Consolidated Balance Sheets as of April 30, 2001 and 2000

         Consolidated Statements of Operations for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Crown Group, Inc.

   We have audited the accompanying consolidated balance sheets of Crown Group, Inc., as of April 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Group, Inc. as of April 30, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP


Dallas, Texas
July 16, 2001


REPORT OF INDEPENDENT ACCOUNTANTS


Stockholders and Board of Directors
Crown Group, Inc.

   In our opinion, the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Crown Group, Inc. and its subsidiaries for the year ended April 30, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Dallas, Texas
August 12, 1999

CONSOLIDATED BALANCE SHEETS                                   CROWN GROUP, INC.

                                                                               April 30, 2001   April 30, 2000
                                                                               --------------   --------------
Assets:
    Cash and cash equivalents                                                  $    2,193,342   $    9,843,310
    Accounts and other receivables, net                                             6,642,760        5,489,686
    Mortgage loans held for sale, net                                              16,200,439       14,202,420
    Finance receivables, net                                                      211,605,630      183,331,361
    Inventory                                                                      10,993,585       14,948,365
    Prepaid and other assets                                                        1,043,233        1,753,074
    Investments                                                                     6,670,265        2,503,146
    Deferred tax assets, net                                                       21,302,939       13,859,897
    Property and equipment, net                                                    17,016,321       27,736,105
    Goodwill, net                                                                   8,851,602       17,239,955
                                                                               --------------   --------------
                                                                               $  302,520,116   $  290,907,319
                                                                               ==============   ==============


Liabilities and stockholders' equity:
    Accounts payable                                                           $    6,441,606   $    8,606,983
    Accrued liabilities                                                            11,167,421       13,557,228
    Income taxes payable                                                            6,127,419        9,599,439
    Revolving credit facilities                                                   190,062,226      172,709,224
    Other notes payable                                                            19,325,376       18,342,379
    Deferred sales tax                                                              4,963,154        4,207,117
                                                                               --------------   --------------
          Total liabilities                                                       238,087,202      227,022,370
                                                                               --------------   --------------

    Minority interests                                                              5,500,661        5,017,734

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
            6,980,367 issued and outstanding (8,247,762 at April 30, 2000)             69,804           82,478
       Additional paid-in capital                                                  23,075,677       28,960,793
       Retained earnings                                                           35,786,772       29,823,944
                                                                               --------------   --------------
           Total stockholders' equity                                              58,932,253       58,867,215
                                                                               --------------   --------------
                                                                               $  302,520,116   $  290,907,319
                                                                               ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.



                                                                    Years Ended April 30,
                                                            2001            2000            1999
                                                        -------------   -------------   -------------
Revenues:
    Sales                                               $ 282,544,601   $ 195,324,265   $  89,731,527
    Interest income                                        48,176,228      30,280,976      13,320,513
    Gain on sale of mortgage loans                          6,725,756       4,992,612       4,406,974
    Rental income                                           1,973,795       4,194,456       2,634,854
    Gaming                                                  1,983,023       2,159,517
    Other                                                   1,358,269         689,000       1,192,347
                                                        -------------   -------------   -------------
                                                          342,761,672     237,640,826     111,286,215
                                                        -------------   -------------   -------------

Costs and expenses:
    Cost of sales                                         169,232,396     115,803,719      57,129,838
    Selling, general and administrative                    74,159,580      54,381,275      30,784,380
    Provision for credit losses                            61,217,935      35,756,056      15,498,111
    Interest expense                                       22,575,799      13,879,737       6,766,258
    Depreciation and amortization                           4,066,020       3,567,687       2,398,901
    Write-down of Crown El Salvador                           800,000
                                                        -------------   -------------   -------------
                                                          332,051,730     223,388,474     112,577,488
                                                        -------------   -------------   -------------

Other income:
    Equity in earnings of unconsolidated subsidiaries         137,929         506,775       1,259,734
    Gain on sale of securities, net                             4,726      10,861,100      25,989,130
                                                        -------------   -------------   -------------
                                                              142,655      11,367,875      27,248,864
                                                        -------------   -------------   -------------

        Income before taxes and minority interests         10,852,597      25,620,227      25,957,591

Provision for income taxes                                  4,757,699      10,105,451       9,000,661
Minority interests                                            132,070         678,357        (551,480)
                                                        -------------   -------------   -------------

        Net income                                      $   5,962,828   $  14,836,419   $  17,508,410
                                                        =============   =============   =============


Earnings per share:
        Basic                                           $         .77   $        1.61   $        1.73
        Diluted                                         $         .74   $        1.54   $        1.68


Weighted average number of shares outstanding:
        Basic                                               7,697,239       9,216,184      10,095,614
        Diluted                                             8,015,834       9,621,328      10,400,504



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                CROWN GROUP, INC.


                                                                        Years Ended April 30,
                                                                  2001            2000           1999
                                                               ------------    ------------   ------------
Net income                                                     $  5,962,828    $ 14,836,419   $ 17,508,410

Change in unrealized appreciation of securities, net of tax:
    Unrealized appreciation arising during period                                               15,017,605
    Less realized gain included in net income                                                  (16,948,105)
                                                               ------------    ------------   ------------
                                                                                                (1,930,500)
                                                               ------------    ------------   ------------
         Comprehensive income                                  $  5,962,828    $ 14,836,419   $ 15,577,910
                                                               ============    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.


                                                                             Years Ended April 30,
                                                                     2001             2000             1999
                                                                -------------    -------------    -------------
Operating activities:
  Net income                                                    $   5,962,828    $  14,836,419    $  17,508,410
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 4,066,020        3,567,687        2,398,901
      Accretion of purchase discounts                              (1,016,237)      (1,435,059)      (1,186,350)
      Deferred income taxes                                        (1,019,778)      (3,557,335)         944,961
      Provision for credit losses                                  61,217,935       35,756,056       15,498,111
      Minority interests                                              132,070          678,357         (551,480)
      Write-down of Crown El Salvador                                 800,000
      Gain on sale of mortgage loans                               (6,725,756)      (4,992,612)      (4,406,974)
      Gain on sale of assets                                          (60,884)        (108,378)        (286,225)
      Gain on sale of securities                                       (4,726)     (10,861,100)     (25,989,130)
      Equity in earnings of unconsolidated subsidiaries              (137,929)        (506,775)      (1,259,734)
      Changes in operating assets and liabilities, net of
         transactions:
           Accounts and other receivables                             620,761       (1,324,225)       3,226,886
           Mortgage loans originated or acquired                 (172,264,937)    (144,898,739)     (99,206,479)
           Mortgage loans sold and principal repayments           175,907,355      146,075,563      107,188,926
           Inventory                                               32,254,660       20,937,112        8,832,626
           Prepaid and other assets                                   274,722          519,080       (1,542,587)
           Accounts payable, accrued liabilities and deferred
             sales tax                                             (2,569,389)        (251,122)       3,630,783
           Income taxes payable                                    (3,472,020)       5,723,856        2,640,797
                                                                -------------    -------------    -------------
                  Net cash provided by operating activities        93,964,695       60,158,785       27,441,442
                                                                -------------    -------------    -------------

Investing activities:
           Finance receivable originations                       (261,756,199)    (179,434,289)     (80,431,081)
           Finance receivable collections                         145,098,386       95,873,645       36,252,894
           Purchase of property and equipment                      (3,885,202)      (7,781,061)     (16,312,815)
           Sale of property and equipment                             687,810        1,758,774        2,004,520
           Purchase of investments and securities                    (970,615)      (1,808,805)      (6,643,496)
           Sale of securities                                                       16,762,326       34,449,806
           Sale of 50% of Precision                                 2,127,675
           Sale of Crown El Salvador                                   22,252
           Dividends and note collections from CMN                                     306,487        2,389,152
           Purchase of Paaco, net of cash acquired                                                   (1,031,250)
           Purchase of Car-Mart, net of cash acquired                                               (33,437,087)
           Purchase of Smart Choice, net of cash acquired                             (866,741)
                                                                -------------    -------------    -------------
                  Net cash used in investing activities          (118,675,893)     (75,189,664)     (62,759,357)
                                                                -------------    -------------    -------------

Financing activities:
           Capital contributions from minority owners                                                 1,088,000
           Issuance of common stock                                    60,937
           Purchase of common stock                                (5,124,894)      (5,844,111)      (1,994,323)
           Proceeds from revolving credit facilities, net          23,930,687       18,348,103       37,763,597
           Proceeds from (repayments of) other debt, net           (1,805,500)        (540,338)       4,889,470
                                                                -------------    -------------    -------------
                  Net cash provided by financing activities        17,061,230       11,963,654       41,746,744
                                                                -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                   (7,649,968)      (3,067,225)       6,428,829
Cash and cash equivalents at:            Beginning of year          9,843,310       12,910,535        6,481,706
                                                                -------------    -------------    -------------
                                         End of year            $   2,193,342    $   9,843,310    $  12,910,535
                                                                =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                CROWN GROUP, INC.


                                                            For the Three Years Ended April 30, 2001

                                                                                         Retained
                                                                        Additional       Earnings       Unrealized       Total
                                                Common Stock             Paid-In       (Accumulated    Appreciation   Stockholders'
                                          Shares          Amount         Capital         Deficit)     of Securities     Equity
                                       ------------    ------------    ------------    ------------    ------------   ------------
Balance at May 1, 1998                    9,433,963    $     94,340    $ 35,547,369    $ (2,520,885)   $  1,930,500   $ 35,051,324

    Issuance of common stock                958,338           9,583       4,414,390                                      4,423,973
    Purchase of common stock               (492,909)         (4,929)     (1,989,394)                                    (1,994,323)
    Stock options and warrants
       exercised                            197,450           1,974          (1,974)                                            --
    Unrealized appreciation of
       securities                                                                                        (1,930,500)    (1,930,500)
    Net income                                                                           17,508,410                     17,508,410
                                       ------------    ------------    ------------    ------------    ------------   ------------

Balance at April 30, 1999                10,096,842         100,968      37,970,391      14,987,525                     53,058,884

    Stock warrants exercised                  2,000              20             (20)                                            --
    Purchase agreement amendment           (670,311)         (6,703)     (3,177,274)                                    (3,183,977)
    Purchase of common stock             (1,180,769)        (11,807)     (5,832,304)                                    (5,844,111)
    Net income                                                                           14,836,419                     14,836,419
                                       ------------    ------------    ------------    ------------    ------------   ------------

Balance at April 30, 2000                 8,247,762          82,478      28,960,793      29,823,944                     58,867,215

    Issuance of common stock                 25,000             250          60,687                                         60,937
    Purchase of common stock             (1,122,225)        (11,222)     (5,113,672)                                    (5,124,894)
    Stock received in Precision sale       (170,170)         (1,702)       (832,131)                                      (833,833)
    Net income                                                                            5,962,828                      5,962,828
                                       ------------    ------------    ------------    ------------    ------------   ------------

Balance at April 30, 2001                 6,980,367    $     69,804    $ 23,075,677    $ 35,786,772    $         --   $ 58,932,253
                                       ============    ============    ============    ============    ============   ============







The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     CROWN GROUP, INC.

A - DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is primarily in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. In addition, Crown also has investments in other industries. As of April 30, 2001 Crown owned a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. At April 30, 2001 Crown also owned (i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. The Company is presently focusing on (i) the development and expansion of its automobile businesses, and (ii) maximizing its return on its other businesses and investments.

   As discussed in Note C, the Company completed a number of acquisitions during the three years ended April 30, 2001. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of the acquired businesses only from the date of acquisition.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of Crown Group, Inc. and all of the subsidiaries it controls (generally greater than 50% ownership). All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries are included in its consolidated results of operations during the period in which the Company controls such subsidiary.

Equity Method Investments

   The Company accounts for subsidiaries in which it does not control (generally 50% owned or less) by the equity method of accounting. On November 1, 2000 the Company sold a 50% interest in Precision, reducing its remaining ownership interest to 50%. As a result, effective November 1, 2000 the Company began accounting for its ownership interest in Precision on the equity method.

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

Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest-bearing money market accounts.

Mortgage Loans Held for Sale

   Mortgage loans held for sale are carried at the lower of aggregate cost or market. Market value is determined by current investor yield requirements. The majority of these loans are pledged against the Company's revolving credit facility. The cost of mortgage loans held for sale includes the cost of originating or purchasing the mortgage loans reduced by (i) deferred loan origination fees, and (ii) an allowance for loan losses of $577,972 and $515,900 at April 30, 2001 and 2000, respectively. While management believes the allowance for loan losses included in the financial statements to be adequate, such estimate may be more or less than the amount ultimately charged off. The adequacy of the allowance for loan losses is periodically reviewed by management with any changes reflected in current operations.

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

Inventory

   Inventory is valued at the lower of cost or market on a specific identification basis. Inventory includes used vehicles and related parts. Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value. Vehicle reconditioning costs are capitalized as a component of inventory. The cost of used vehicles sold is determined using the specific identification method.

Investments

   Investments at April 30, 2001 consisted of an equity investment (Precision), and investments carried at cost. Investments carried at cost consist of (i) a 7% ownership interest in Monarch Venture Partners' Fund I, L.P. ("Monarch"), a private venture capital fund focusing on the investment in Internet related or emerging technology companies, and (ii) an 8% ownership interest in Mariah Vision(3), Inc., a software developer specializing in three-dimensional graphic design.

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


Furniture, fixtures and equipment                             3 to 10 years
Leasehold improvements                                         5 to 7 years
Rental equipment                                                   12 years
Buildings                                                          39 years


Goodwill

   Goodwill represents the excess of the Company's cost over the fair value of net identifiable assets acquired in its purchases of Smart Choice, Paaco and Precision. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. At April 30, 2001 and 2000 accumulated amortization of goodwill amounted to $2,252,932 and $1,864,933, respectively.

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

Income Taxes

   Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

Revenue Recognition

   Interest income on finance receivables is recognized using the interest method. Revenue from the sale of used vehicles is recognized when the sales contract is signed and the customer has taken possession of the vehicle.

Advertising Costs

   Advertising costs are expensed as incurred by the Company and include radio, television, print media, Internet and direct mail marketing costs. Advertising costs amounted to $5,537,764, $3,172,860 and $1,752,000 for the years ended April 30, 2001, 2000 and 1999, respectively.

Stock Option Plan

   The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Earnings Per Share

   Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options, which if exercised or converted into common stock would then share in the earnings of the Company.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects the adoption of SFAS 142 will increase annual pretax income by approximately $.7 million. The Company has adopted SFAS 142 effective May 1, 2001.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.

C - ACQUISITIONS AND DISPOSITIONS

Smart Choice Purchase

   On December 1, 1999, Crown acquired a 70% voting and economic interest in Smart Choice directly from Smart Choice. The purchase price ("Purchase Price") consisted of (i) $3.0 million in cash, (ii) the conversion of $4.5 million of Smart Choice debt, which Crown had contemporaneously acquired from a third party for approximately $2.3 million in cash, and (iii) the contribution of Crown's 85% interest in Paaco. In consideration for the Purchase Price Crown received 1,371,581.47 shares of Smart Choice Series E Convertible Preferred Stock which was subsequently converted into 6,857,907 shares of Smart Choice common stock, or 70% of the total outstanding shares.

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

Car-Mart Purchase

   On January 15, 1999 the Company acquired 100% of the outstanding common stock of Fleeman Holding Company, including its wholly-owned subsidiary Car-Mart, for $41.35 million. The purchase price consisted of $33.85 million in cash and the issuance of promissory notes aggregating $7.5 million (the "Notes"). The Notes bear interest at 8.5% per annum payable quarterly, with the principal due in five years. Approximately $24 million of the cash portion of the purchase price was obtained pursuant to a revolving credit facility with a major banking institution. The remaining $9.85 million was funded from cash on hand.

   Car-Mart was founded in 1981 and operates "buy-here pay-here" used car dealerships located in niche markets throughout Arkansas, Oklahoma, Texas, Missouri, Kansas, Kentucky and Indiana. Car-Mart underwrites, finances and services retail installment contracts generated at its dealerships.

Precision Purchase and Sale

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

   Effective November 1, 2000 the Company sold a 50% interest in Precision to the President of Precision, for total consideration of approximately $3.1 million. The consideration consisted of approximately $2.2 million in cash and 170,170 shares of Crown common stock. In connection with the transaction, the Company recorded a gain of $4,726 which is included in gain on sale of securities in the consolidated statement of operations.

Casino Magic Neuquen Purchase and Sale

   On June 2, 1997 the Company acquired 49% of the capital stock of Casino Magic Neuquen ("CMN"), as well as interests in certain other assets and contracts related to CMN, for a purchase price of $7 million in cash. CMN owns and operates casinos in the cities of Neuquen and San Martin de los Andes in the Province of Neuquen, Argentina.

   Effective October 1, 1999 the Company sold its 49% interest in CMN and related assets for $16.5 million cash resulting in a gain before income taxes of $10.7 million. The gain is included in gain on sale of securities in the consolidated statement of operations. The operating results of CMN for the five months ended September 30, 1999 and year ended April 30, 1999 are as follows (in thousands):

                                                     Five Months
                                                        Ended         Year Ended
                                                     September 30,     April 30,
                                                         1999             1999
                                                     -------------   -------------
        Revenues                                     $       9,929   $      21,388
        Costs and expenses                                   6,732          13,850
        Lawsuit settlement and costs                                           917
        Interest, fees and rentals to shareholders                           1,057
        Provision for income taxes                           1,135           2,121
                                                     -------------   -------------

                Net income                           $       2,062   $       3,443
                                                     =============   =============

Home Stay Formation and Sale

   In May 1998 the Company, along with a minority interest holder, formed Home Stay Lodges I, Ltd. ("Home Stay"). Home Stay is in the business of constructing and operating extended-stay lodging facilities. Effective December 2, 1999 Crown sold its 80% interest in Home Stay to Efficiency Lodge, Inc. for approximately $850,000, of which approximately $210,000 was paid in cash and the balance is payable over five years with interest at an annual rate of prime plus 1%. The gain of approximately $.1 million is included in gain on sale of securities in the consolidated statement of operations.

   Each of the above acquisitions have been accounted for using the purchase method of accounting with existing assets and liabilities being recorded at fair value. Goodwill resulting from the transactions is being amortized on a straight-line basis over periods ranging from 15 to 25 years. The activities of Smart Choice, Car-Mart, Precision and CMN have been included in the Company's consolidated results of operations (whether by consolidating or accounting for on the equity method) since their respective dates of acquisition. The activities of CMN and Home Stay have been excluded from the Company's consolidated results of operations from their respective dates of disposition.

Pro Forma Financial Information

   The following unaudited pro forma condensed consolidated statement of operations of the Company for the year ended April 30, 2000 was prepared as if the acquisition of Smart Choice had occurred on May 1, 1999 (in thousands, except per share amount). The operating results of the Company's 80% interest in Home Stay and 49% interest in Casino Magic Neuquen prior to their disposition during the fiscal year ended April 30, 2000 were not material, and accordingly no adjustment has been made in the pro forma statement of operations to reflect such dispositions at an earlier date. The operating results of Precision, prior to the Company's sale of a 50% interest therein, during the fiscal year ended April 30, 2001 were not material, and accordingly no pro forma statement of operations has been provided for such year. The adjustments to the historical financial statements principally consist of (i) eliminating interest income on the cash used in the acquisition, (ii) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted into Smart Choice common stock, (iii) amortizing goodwill created in the Smart Choice acquisition, (iv) adjusting interest income resulting from purchase accounting entries, (v) eliminating Smart Choice's discontinued operations and write-off of historical goodwill, and (vi) adjusting income tax expense to reflect the above described adjustments.


                                                     Year Ended
                                                    April 30, 2000
                                                    --------------
              Revenues                              $      284,424
              Net income                                     3,404
              Earnings per share - diluted          $          .35

   The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated.

D - SALE OF SECURITIES AND INTERESTS IN AFFILIATES

   Effective November 1, 2000 the Company sold a 50% interest in Precision to the President of Precision, for total consideration of approximately $3.1 million. The consideration consisted of approximately $2.2 million in cash and 170,170 shares of Crown common stock. In connection with the transaction, the Company recorded a gain of $4,726 which is included in gain on sale of securities in the consolidated statement of operations.

   In February 1998 the Company purchased 444,444 shares of Inktomi Corporation common stock in a private transaction for $1.1 million. In June 1998 Inktomi, an Internet related concern, completed its initial public offering. During fiscal 1999 the Company sold all of its Inktomi common stock which resulted in a gain of approximately $26.4 million.

    Below is a summary of gains and losses on the sale of securities:


                                                                          Years Ended April 30,
                                                                 2001           2000          1999
                                                              -----------   ------------    ------------
          Gain on sale of Inktomi common stock                                              $ 26,377,290
          Gain on sale of CMN                                               $ 10,737,832
          Gain on sale of Home Stay                                              123,268
          Gain on sale of 50% of Precision                    $     4,726
          Loss on sale of other equity securities, net                                          (388,160)
                                                              -----------   ------------    ------------
                                                              $     4,726   $ 10,861,100   $  25,989,130
                                                              ===========   ============    ============

E - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 10% to 26% per annum and provide for payments over periods ranging from 12 to 48 months. The components of finance receivables as of April 30, 2001 and 2000 are as follows:

                                                     April 30,
                                                2001             2000
                                           -------------    -------------
             Finance receivables           $ 300,228,162    $ 267,389,412
             Unearned finance charges        (36,965,956)     (38,659,786)
             Allowance for credit losses     (51,058,077)     (43,783,529)
             Purchase discounts                 (598,499)      (1,614,736)
                                           -------------    -------------
                                           $ 211,605,630    $ 183,331,361
                                           =============    =============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Car-Mart and Smart Choice, the Company valued Car-Mart's and Smart Choice's finance receivables portfolios at fair value and determined that purchase discounts of $864,165 and $2,046,964, respectively, were appropriate. These discounts are being amortized into interest income over the life of the related finance receivables portfolios that existed on the dates of purchase using the interest method.

   Changes in the finance receivables allowance for credit losses for the years ended April 30, 2001, 2000 and 1999 are as follows:

                                                         Years Ended April 30,
                                                 2001            2000           1999
                                             ------------    ------------   ------------
              Balance at beginning of year   $ 43,783,529    $ 17,045,063   $  4,727,679
              Acquisition of Car-Mart                                          8,726,309
              Acquisition of Smart Choice                      23,568,788
              Provision for credit losses      60,709,680      35,473,716     15,251,225
              Net charge offs                 (53,435,132)    (32,304,038)   (11,660,150)
                                             ------------    ------------   ------------
                   Balance at end of year    $ 51,058,077    $ 43,783,529   $ 17,045,063
                                             ============    ============   ============

   In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale ($577,972 and $515,900) and accounts receivable ($27,256 and $27,256) as of
April 30, 2001 and 2000, respectively.

F - INVESTMENTS

   A summary of investments as of April 30, 2001 and 2000 is as follows:

                                                                                      April 30,
                                                                                  2001         2000
                                                                              ----------   ----------
                        Precision IBC, Inc.                                   $3,196,505
                        Monarch Venture Partners' Fund I, L.P.                 1,823,760   $1,503,146
                        Mariah Vision 3, Inc.                                  1,650,000    1,000,000
                                                                              ----------   ----------
                                                                              $6,670,265   $2,503,146
                                                                              ==========   ==========

G - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of April 30, 2001 and 2000 is as follows:

                                                                                   April 30,
                                                                              2001            2000
                                                                         ------------    ------------
                        Land and buildings                               $  7,461,891    $  8,310,614
                        Rental equipment                                                    9,937,557
                        Furniture, fixtures and equipment                  10,007,553      10,144,565
                        Leasehold improvements                              3,914,807       3,292,660
                        Less accumulated depreciation and amortization     (4,367,930)     (3,949,291)
                                                                         ------------    ------------

                                                                         $ 17,016,321    $ 27,736,105
                                                                         ============    ============

   For the years ended April 30, 2001, 2000 and 1999 depreciation and amortization of property and equipment amounted to $3,115,924, $2,406,657 and $1,616,762, respectively.

H - ACCRUED LIABILITIES

   A summary of accrued liabilities as of April 30, 2001 and 2000 is as follows:

                                                         April 30,
                                                     2001          2000
                                                 -----------   -----------
                             Compensation        $ 3,493,256   $ 5,095,415
                             Interest              1,363,372     1,415,244
                             Reserves              1,279,563     1,679,089
                             Service contracts       955,062     1,394,439
                             Other                 4,076,168     3,973,041
                                                 -----------   -----------

                                                 $11,167,421   $13,557,228
                                                 ===========   ===========

I - DEBT

   A summary of debt as of April 30, 2001 and 2000 is as follows:

                                                    Revolving Credit Facilities
   ---------------------------------------------------------------------------------------------------------------------------
                                            Facility     Interest                                 Balance at April 30,
     Borrower            Lender              Amount        Rate           Maturity             2001                 2000
   ------------       ----------------   -------------  ------------      --------        ---------------      ---------------
   Smart Choice       Finova             $  98 million  Prime + 2.25%     Nov 2004        $    88,394,135      $    77,533,325
   Paaco              Finova             $  62 million  Prime + 2.00%     Nov 2004             59,047,810           52,833,680
   Car-Mart           Bank of America    $  35 million  Prime +  .88%     Jan 2002             29,767,688           27,502,614
   Concorde           Wash. Mutual       $  25 million  Libor + 2.00%     Sep 2001             12,852,593            9,839,067
   Precision          Wells Fargo        $   8 million  Prime             Dec 2001                                   5,000,538
                                                                                          ---------------      ---------------
                                                                                          $   190,062,226      $   172,709,224
                                                                                          ===============      ===============


                                                  Other Notes Payable
   ---------------------------------------------------------------------------------------------------------------------------
                                        Facility        Interest                                 Balance at April 30,
     Borrower           Lender           Amount           Rate          Maturity             2001                 2000
   ------------     ----------------    --------       -----------      --------        ---------------      ---------------
   Crown            Car-Mart sellers      N/A           8.50%            Jan 2004       $     7,500,000      $     7,500,000
   Crown            Bank of America       N/A           8.00%            Sep 2001             2,316,000            2,316,000
   Crown            Regions Bank          N/A           Prime + .5%      May 2001             2,000,000
   Precision        South Trust Bank      N/A           7.35%            Jan 2014                                    647,743
   Paaco            Chase Texas           N/A           8.50%            May 2003               792,815              869,616
   Paaco            Heller Financial      N/A           Prime + 2.25%    Dec 2015               586,836              603,084
   Smart Choice     Huntington            N/A           Prime +  .75%    Jul 2001             1,932,373            2,090,171
   Smart Choice     High Capital          N/A           10.0%            Nov 2001               725,000            1,000,000
   Various          Various               N/A           Various          Various              3,472,352            3,315,765
                                                                                        ---------------      ---------------
                                                                                        $    19,325,376      $    18,342,379
                                                                                        ===============      ===============

   The Company's revolving credit facilities are primarily collateralized by finance receivables, inventory and mortgage loans. Other notes payable are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At April 30, 2001 substantially all of the Company's $47.3 million equity investment in its consolidated subsidiaries was restricted due to covenants in each of such subsidiaries' revolving credit facilities which prohibit certain distributions from such subsidiary to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde.

   At April 30, 2001 Concorde was in violation of its $1.5 million minimum net worth covenant under its revolving credit facility, which violation has not been waived. Concorde is presently in discussions with its lender regarding an amendment to its credit facility. Concorde expects to execute an agreement with its lender to cure the violation, or replace its credit facility with a different lender. In addition, at April 30, 2001 Smart Choice was in violation, and, as a result of Smart Choice's violation, Paaco may be in violation, of certain terms of their revolving credit facilities with Finova (see Note J).

   A summary of future minimum principal payments required under the aforementioned debt as of April 30, 2001, assuming no acceleration of the maturity date of Smart Choice's and/or Paaco's credit facilities with Finova, is as follows:

                    Years Ending
                      April 30,                   Amount
                    -------------           -----------------
                        2002                $      51,900,740
                        2003                          726,023
                        2004                        8,496,449
                        2005                      147,685,987
                        2006                           88,722
                     Thereafter                       489,681
                                            -----------------
                                            $     209,387,602
                                            =================

J - SMART CHOICE DEFAULT ON FINOVA CREDIT FACILITY

   Each of Paaco and Smart Choice have revolving credit facilities with Finova Capital Corporation ("Finova"). Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of April 30, 2001 Smart Choice was over-advanced by $6.2 million. In July 2001, pursuant to the credit facility, the advance rate on eligible finance receivables declined from 85% to 77%, increasing Smart Choice's over-advance to $18.5 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of the Finova revolving credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility with Finova. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility.

   Since January 2001 Smart Choice has been in discussions with Finova with regard to possible solutions to the over-advanced position. There are several possible outcomes that may result from these negotiations, including:

     (i) a restructuring of the Smart Choice credit facility which brings Smart Choice back into compliance;

     (ii) a sale of substantially all of Smart Choice's assets with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate;

     (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of Smart Choice's credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

     (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

   Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. As of April 30, 2001 Crown's investment in Paaco/Smart Choice was $20.2 million ($17.6 million equity and $2.6 million debt). In addition, Crown guarantees the credit facilities of Smart Choice and Paaco to a maximum combined amount of $5 million.

K - INCOME TAXES

   The Company files a consolidated federal income tax return with its 80% or more owned subsidiaries. Smart Choice and Precision each file separate tax returns. The provision (benefit) for income taxes for the fiscal years ended April 30, 2001, 2000 and 1999 was as follows:

                                                                               Years Ended April 30,
                                                                   2001                 2000                1999
                                                             ----------------     ----------------     ---------------
          Provision (benefit) for income taxes
                 Current                                     $      5,777,477     $     13,662,786     $     9,945,622
                 Deferred                                          (1,019,778)          (3,557,335)           (944,961)
                                                             ----------------     ----------------     ---------------
                                                             $      4,757,699     $     10,105,451     $     9,000,661
                                                             ================     ================     ===============

   The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:


                                                                         Years Ended April 30,
                                                                  2001            2000            1999
                                                              ------------    ------------    ------------
          Tax provision at statutory rate                     $  3,698,409    $  8,967,079    $  9,085,157
          State taxes, net of federal benefit                      952,369       1,298,632
          Equity in earnings of unconsolidated subsidiaries        (46,896)       (177,371)       (440,907)
          Goodwill amortization                                    288,080         325,081         273,749
          Other, net                                              (134,263)       (307,970)         82,662
                                                              ------------    ------------    ------------

                                                              $  4,757,699    $ 10,105,451    $  9,000,661
                                                              ============    ============    ============

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of April 30, 2001 and 2000 were as follows:

                                                           April 30,
                                                      2001            2000
                                                 ------------    ------------
  Deferred tax assets:
        Allowance for credit losses              $ 18,336,076    $ 16,160,246
        Finance receivables purchase discounts        161,352         588,687
        Reserves                                    1,191,943       1,007,725
        Net operating loss                          4,535,311       4,986,478
        Other                                         698,756       1,171,215
        Less valuation allowance                                   (3,905,081)
                                                 ------------    ------------
                     Total                         24,923,438      20,009,270
                                                 ------------    ------------

  Deferred tax liabilities:
        Finance receivables                         1,957,032       2,410,844
        Tax over book depreciation                  1,147,211       2,721,659
        Other                                         516,256       1,016,870
                                                 ------------    ------------
                     Total                          3,620,499       6,149,373
                                                 ------------    ------------

                     Deferred tax assets, net    $ 21,302,939    $ 13,859,897
                                                 ============    ============

   In fiscal 2001, 2000 and 1999 the Company utilized approximately $4.2 million, $3.1 million and $2.1 million, respectively, of net operating loss carryforwards in determining its federal income tax provision. At April 30, 2001 Smart Choice had a net operating loss carryforward of approximately $4.5 million available to offset future Smart Choice taxable income. The net operating loss carryforward expires in 2014 and its utilization is subject to certain limitations. In fiscal 2001 the Company determined that it was more likely than not that all of Smart Choice's net operating loss carryforwards were realizable. As a result, during fiscal 2001 the valuation allowance was reversed and goodwill was reduced by approximately $3.9 million.

L - CAPITAL STOCK

   Effective May 1, 1998 the Company issued 375,000 and 288,027 shares of its common stock in the purchases of an additional 12% interest in Paaco and an additional 20% interest in Precision, respectively. In June 1998 the Company issued 169,941 shares of its common stock to Nomura Holding America, Inc. ("Nomura") in connection with Nomura's full exercise of a warrant to purchase 508,414 shares of the Company's common stock. Nomura exercised the warrant pursuant to its "cashless exercise" feature. Effective February 1, 1999 the Company issued 257,811 shares of its common stock as partial consideration in the purchase of an additional 15% interest in Paaco. Also effective February 1, 1999 the Company issued 37,500 shares of its common stock in satisfaction of a liability in connection with the May 1, 1998 purchase of an additional 12% interest in Paaco.

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

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. At April 30, 2001 the Company had repurchased 5,179,642 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.

   The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has been issued.

M - COMPREHENSIVE INCOME INFORMATION

   Supplemental comprehensive income disclosures for the years ended April 30, 2001, 2000 and 1999 are as follows:

                                                                              Years Ended April 30,
                                                                          2001       2000         1999
                                                                       --------   ---------   -----------
   Gross unrealized appreciation of securities arising during period   $     --   $      --   $23,104,008
   Provision for income taxes                                                                   8,086,403
                                                                       --------   ---------   -----------

      Unrealized appreciation of securities arising during
         period, net of tax                                            $     --   $      --   $15,017,605
                                                                       ========   =========   ===========


   Changes to unrealized appreciation of securities on a net of tax basis for the years ended April 30, 2001, 2000 and 1999 are as follows:

                                                                            Years Ended April 30,
                                                                         2001         2000           1999
                                                                 ------------    ---------   ------------
   Balance at beginning of period                                $         --    $      --   $  1,930,500
   Unrealized appreciation of securities arising during period                                 15,017,605
   Less realized gain included in net income                                                  (16,948,105)
                                                                 ------------    ---------   ------------

           Balance at end of period                              $         --    $      --   $         --
                                                                 ============    =========   ============

N - EARNINGS PER SHARE

   Basic and diluted earnings per share for the years ended April 30, 2001, 2000 and 1999 were computed as follows:


                                                 Years Ended April 30,
                                            2001          2000          1999
                                        -----------   -----------   -----------
Net income                              $ 5,962,828   $14,836,419   $17,508,410
                                        ===========   ===========   ===========

Average shares outstanding - basic        7,697,239     9,216,184    10,095,614
      Dilutive options                      318,595       405,144       288,469
      Dilutive warrants                                                  16,421
                                        -----------   -----------   -----------

Average shares outstanding - diluted      8,015,834     9,621,328    10,400,504
                                        ===========   ===========   ===========


Earnings per share:
      Basic                             $       .77   $      1.61   $      1.73
      Diluted                           $       .74   $      1.54   $      1.68

Antidilutive securities not included:
      Options                               445,000       432,500       420,000
                                        ===========   ===========   ===========

      Warrants                                   --            --       391,198
                                        ===========   ===========   ===========

O - STOCK OPTIONS

   Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan ("1997 Plan"). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,000,000 shares of the Company's common stock to be granted to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant. At April 30, 2001 and 2000 there were 157,500 and 170,000 shares of common stock available for grant under the 1997 Plan, respectively. Options granted under the Company's stock option Plans expire in the years 2002 through 2010.

   The following is an aggregate summary of the activity in the Company's stock option plans from April 30, 1998 to April 30, 2001:

                                        Number                Exercise         Proceeds           Weighted
                                          of                   Price              on          Average Exercise
                                        Shares                per Share        Exercise       Price per Share
                                      ----------           --------------    -----------      ----------------
Outstanding at April 30, 1998            757,500           $0.41 to $7.38    $ 2,405,156          $ 3.18
     Granted                             717,500           $3.13 to $5.50      3,197,031          $ 4.46
     Exercised                           (25,000)                   $1.55        (38,672)         $ 1.55
     Canceled                             (5,000)                   $3.31        (16,563)         $ 3.31
                                       ---------                             -----------

Outstanding at April 30, 1999          1,445,000           $0.41 to $7.38      5,546,952          $ 3.84
     Granted                              32,500           $4.38 to $5.81        160,156          $ 4.93
                                       ---------                             -----------

Outstanding at April 30, 2000          1,477,500           $0.41 to $7.38      5,707,108          $ 3.86
    Granted                               12,500                    $5.00         62,500          $ 5.00
    Exercised                            (25,000)                   $2.44        (60,937)         $ 2.44
    Canceled                              (5,000)                   $ .66         (3,281)         $  .66
                                      ----------                             -----------

Outstanding at April 30, 2001          1,460,000                             $ 5,705,390
                                      ==========                             ===========

   A summary of stock options outstanding as of April 30, 2001 is as follows:

                                                 Weighted Average
           Range of                                 Remaining             Weighted
           Exercise            Number           Contractual Life          Average
            Prices            of Shares            (in years)         Exercise Price
        --------------        ---------         ----------------      --------------
        $0.41 to $1.41           82,500                2.07                $ 1.32
        $2.44 to $4.38          932,500                5.36                $ 3.31
        $5.00 to $7.38          445,000                7.36                $ 5.64
                              ---------
        $0.41 to $7.38        1,460,000                5.78                $ 3.91
                              =========

   All of the above options were exercisable at April 30, 2001, with the exception of options to purchase 140,000 shares at $5.50 per share. Such shares become exercisable in 2001 through 2002 and expire in 2008.

   The Company applies the provisions of APB Opinion No. 25 in accounting for the issuance of stock options and, accordingly, no compensation cost has been recognized in the consolidated financial statements. The estimated weighted average fair value of options granted was $1.50 per share for each of the fiscal years ended April 30, 2001, 2000 and 1999. Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company's pro forma income and earnings per share would be as follows using certain valuation techniques with the assumptions detailed below:

                                                        Years Ended April 30,
                                           2001                 2000                 1999
                                      --------------      ----------------     ----------------
Pro forma net income                  $    5,950,453      $     14,804,732     $    16,808,848

Pro forma earnings per share:
      Basic                           $          .77      $           1.61     $          1.66
      Diluted                         $          .74      $           1.54     $          1.62

Assumptions:
      Dividend yield                             0.0%                  0.0%                0.0%
      Risk-free interest rate                    5.5%                  6.0%                6.5%
      Expected volatility                       50.0%                 50.0%               52.5%
      Expected life                           5 years               5 years             5 years

P - LEASES

   The Company leases used car sales and reconditioning facilities, payment centers, office facilities and equipment under various operating leases. As of April 30, 2001 the aggregate rentals due under such non-cancelable operating leases with remaining lease terms in excess of one year were as follows:

                        Years Ending
                         April 30,                   Amount
                     -------------------        ----------------
                            2002                $      5,881,256
                            2003                       4,757,642
                            2004                       3,832,428
                            2005                       2,891,431
                            2006                       1,007,375
                         Thereafter                      270,051
                                                ----------------
                                                $     18,640,183
                                                ================

   For the years ended April 30, 2001, 2000 and 1999 rent expense for all operating leases amounted to approximately $6,366,000, $4,066,000 and $2,077,000, respectively.

Q - RELATED PARTY TRANSACTIONS

   During fiscal 2001 and 2000, the Company paid an outside director $81,140 and $30,000, respectively, as a fee in connection with certain consulting services related to its used car sales and finance businesses.

   During fiscal 2000 and 1999, in exchange for a fee, Paaco sold approximately $1,212,000 and $2,558,000, respectively, of 90-day service contracts to its customers on behalf of Medallia de Oro LLC ("Medallia"), a company owned by the then minority shareholders of Paaco. In addition, Paaco sends the majority of its vehicle trade-ins to an auction company that is partially owned by its former minority shareholders.

   During fiscal 1999 certain family members of a former minority shareholder of Paaco loaned money to Paaco at interest rates ranging from 15% to 18%. At April 30, 1999 all of such loans had been repaid.

R - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The table below summarizes information about the fair value of financial instruments included in the Company's financial statements at April 30, 2001 and 2000:

                                                April 30, 2001                         April 30, 2000
                                      -----------------------------------    -----------------------------------
                                         Carrying             Fair              Carrying              Fair
                                          Value               Value               Value              Value
                                      ---------------    ----------------    ----------------    ---------------
       Cash and cash equivalents      $    2,193,342     $     2,193,342     $     9,843,310     $    9,843,310
       Mortgage loans held for sale       16,200,439          16,848,457          14,202,420         14,770,517
       Finance receivables, net          211,605,630         190,445,067         183,331,361        174,164,793
       Revolving credit facilities       190,062,226         190,062,226         172,709,224        172,709,224
       Other notes payable                19,325,376          19,325,376          18,342,379         18,342,379

   Because no market exists for certain of the Company's financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk, normal costs of administration of mortgage loans and finance receivables and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

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

Finance receivables, net                 The fair value was  estimated based
                                         on management's knowledge of sales of
                                         other finance receivables portfolios
                                         within the sub-prime auto industry.

Revolving credit facilities              The fair value approximates carrying
                                         value due to the variable interest
                                         rates charged on the borrowings.

Other notes payable                      The fair value approximates carrying
                                         value as the interest rates charged
                                         on such debt approximates market.

S - COMMITMENTS AND CONTINGENCIES

Mortgage Loan Sales

   In connection with the Company's sale of mortgage loans in the ordinary course of business, in certain circumstances such loan sales involve limited recourse to the Company for up to the first twelve months following the sale. Generally, the events which could give rise to these recourse provisions involve the prepayment or foreclosure of a loan, and violations of customary representations and warranties. If the recourse provisions are triggered the Company may be required to refund all or part of the premium received on the sale of such loan, and in some cases the Company may be required to repurchase the loan. The Company estimates the potential exposure related to such recourse provisions and accrues amounts against such potential losses where required.

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

Car-Mart Stock Options

   In connection with the Company's acquisition of Car-Mart in January 1999, Car-Mart issued options to certain employees to purchase an aggregate 10% interest in Car-Mart. Such options become exercisable over a period of approximately five years and are subject to meeting certain annual earnings targets. The earnings targets are established each year by Car-Mart's Board of Directors. Pursuant to such option plan, as of April 30, 2001 Car-Mart employees had purchased, or had the right to purchase, an aggregate 5% interest in Car-Mart at a nominal cost. Options to purchase the remaining 5% interest become exercisable upon meeting the earnings targets for the fiscal years ended April 30, 2002 and 2003. In connection with such stock options becoming exercisable, the Company recorded compensation expense of $673,680, $421,095 and $47,952 for the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

Smart Choice Class Action Lawsuit

   In March 1999, prior to Crown's ownership interest in Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001 Smart Choice and the plaintiffs' representatives executed an agreement whereby Smart Choice will pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount has been funded by Smart Choice's insurance carrier. The agreement is subject to final approval of the court.

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

T - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the fiscal years ended April 30, 2001, 2000 and 1999 are as follows:

                                                                          Years Ended April 30,
                                                              2001                 2000                 1999
                                                        ----------------     ----------------     ----------------
Interest paid                                           $     22,389,880     $     12,635,936     $      6,637,102
Income taxes paid, net                                         9,740,571            8,058,829            5,632,986
Inventory acquired in repossession                            28,690,101           21,029,205           12,570,596
Notes issued in the purchase of property and equipment         1,475,915            2,170,610
Value of securities received in sale of 50% of
 Precision                                                       833,833
Note received in sale of Crown El Salvador                       554,213
Paaco purchase agreement amendment (Note L)                                         4,452,597
Issuance of notes in Car-Mart acquisition                                                                7,500,000
Value of stock issued in acquisitions                                                                    4,423,973

   In connection with the Company's purchase of Smart Choice in fiscal 2000 and Car-Mart in fiscal 1999, assumed liabilities were as follows:


                                                             Smart Choice           Car-Mart
                                                           ----------------     ----------------
        Fair value of assets acquired                      $    103,166,990     $     44,592,839
        Cash paid for capital stock and costs                    (5,338,838)         (34,514,029)
        Notes issued for capital stock                                                (7,500,000)
        Minority interests                                       (2,987,000)
                                                           ----------------     ----------------
              Liabilities assumed                          $     94,841,152     $      2,578,810
                                                           ================     ================

U - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the principal business segments of the Company for the years ended April 30, 2001, 2000 and 1999. These segments are categorized principally by legal entity, which is how management organizes the segments for making operating decisions and assessing performance. The segments include (i) Car-Mart, (ii) Paaco, (iii) Smart Choice, and (iv) other. Each of Car-Mart, Paaco and Smart Choice sell and finance used vehicles. Other includes corporate operations, Concorde (mortgage loans), Precision (container rental and sales), and for certain periods Crown El Salvador (gaming), Home Stay (lodging) and the Company's equity investments in Precision (for periods after October 31, 2000), Casino Magic Neuquen and Atlantic Castings. The Company's business segment data for the years ended April 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                               Year Ended April 30, 2001
                                  -----------------------------------------------------------------------------------
                                  Car-Mart      Paaco      S. Choice      Other       Eliminations     Consolidated
                                  ---------   ---------    ---------    ---------    --------------    --------------
   Revenues:
       Sales and other            $  97,848   $ 106,654    $  77,206    $  12,878                      $      294,586
       Interest income                7,858      16,331       21,717        3,437    $       (1,167)           48,176
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                  105,706     122,985       98,923       16,315            (1,167)          342,762
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Costs and expenses:
       Cost of sales                 53,412      68,700       45,940        1,180                             169,232
       Selling, gen. and admin.      14,950      24,887       20,119       14,204                              74,160
       Prov. for credit losses       17,215      14,342       29,153          508                              61,218
       Interest expense               3,613       7,246       10,253        2,631            (1,167)           22,576
       Depreciation and amort.          141         717        1,049        2,159                               4,066
       El Salvador write-down                                                 800                                 800
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                   89,331     115,892      106,514       21,482            (1,167)          332,052
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Security gains and other                                                   143                                 143
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Income (loss) before taxes
       and minority interests     $  16,375   $   7,093    $  (7,591)   $  (5,024)   $           --    $       10,853
                                  =========   =========    =========    =========    ==============    ==============

   Capital expenditures           $     636   $   2,219    $     975    $   1,531    $           --    $        5,361
                                  =========   =========    =========    =========    ==============    ==============

   Total assets                   $  72,890   $  91,562    $ 100,059    $  90,897    $      (52,888)   $      302,520
                                  =========   =========    =========    =========    ==============    ==============


                                                               Year Ended April 30, 2000
                                  -----------------------------------------------------------------------------------
                                  Car-Mart      Paaco      S. Choice      Other       Eliminations     Consolidated
                                  ---------   ---------    ---------    ---------    --------------    --------------
   Revenues:
       Sales and other            $  82,916   $  82,674    $  26,657    $  15,113                      $      207,360
       Interest income                6,466      12,034        9,199        4,610    $       (2,028)           30,281
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                   89,382      94,708       35,856       19,723            (2,028)          237,641
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Costs and expenses:
       Cost of sales                 45,383      52,259       15,335        2,827                             115,804
       Selling, gen. and admin.      12,960      18,962        7,255       15,204                              54,381
       Prov. for credit losses       14,104      13,113        8,257          282                              35,756
       Interest expense               3,239       5,725        3,743        3,201            (2,028)           13,880
       Depreciation and amort.          134         331          435        2,668                               3,568
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                   75,820      90,390       35,025       24,182            (2,028)          223,389
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Security gains and other                                                11,368                              11,368
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Income before taxes
       and minority interests     $  13,562   $   4,318    $     831    $   6,909    $           --    $       25,620
                                  =========   =========    =========    =========    ==============    ==============

   Capital expenditures           $     169   $   1,652    $     983    $   7,148    $           --    $        9,952
                                  =========   =========    =========    =========    ==============    ==============

   Total assets                   $  58,976   $  87,648    $  99,191    $ 112,476    $      (67,384)   $      290,907
                                  =========   =========    =========    =========    ==============    ==============

                                                               Year Ended April 30, 1999
                                  -----------------------------------------------------------------------------------
                                  Car-Mart      Paaco      S. Choice      Other       Eliminations     Consolidated
                                  ---------   ---------    ---------    ---------    --------------    --------------
   Revenues:
       Sales and other            $  25,273   $  61,848    $      --    $  10,844                      $       97,965
       Interest income                1,758       8,880                     3,502    $         (819)           13,321
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                   27,031      70,728           --       14,346              (819)          111,286
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Costs and expenses:
       Cost of sales                 13,407      41,858                     1,865                              57,130
       Selling, gen. and admin.       3,494      15,860                    11,430                              30,784
       Prov. for credit losses        5,325       9,926                       247                              15,498
       Interest expense                 892       4,879                     1,814              (819)            6,766
       Depreciation and amort.           41         392                     1,966                               2,399
                                  ---------   ---------    ---------    ---------    --------------    --------------
             Total                   23,159      72,915           --       17,322              (819)          112,577
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Security gains and other                                                27,249                              27,249
                                  ---------   ---------    ---------    ---------    --------------    --------------

   Income (loss) before taxes
       and minority interests     $   3,872   $  (2,187)   $      --    $  24,273    $           --    $       25,958
                                  =========   =========    =========    =========    ==============    ==============

   Capital expenditures           $      --   $     897    $      --    $  15,416    $           --    $       16,313
                                  =========   =========    =========    =========    ==============    ==============

   Total assets                   $  47,229   $  59,556    $      --    $ 103,993    $      (42,643)   $      168,135
                                  =========   =========    =========    =========    ==============    ==============

V - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   A summary of the Company's quarterly results of operations for the years ended April 30, 2001 and 2000 is as follows (in thousands):

                                                                     Year Ended April 30, 2001
                                           ------------------------------------------------------------------------------
                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter         Quarter           Total
                                           ------------     ------------    ------------    -------------    ------------
    Revenues                               $    82,451      $    89,564     $    80,115     $     90,632     $   342,762
    Net income                                   2,767            1,550             996              650           5,963
    Basic EPS                                      .34              .20             .13              .09             .77
    Diluted EPS                                    .32              .19             .13              .09             .74

                                                                     Year Ended April 30, 2000
                                           ------------------------------------------------------------------------------
                                              First           Second           Third           Fourth
                                             Quarter          Quarter         Quarter         Quarter           Total
                                           ------------     ------------    ------------    -------------    ------------
    Revenues (a)                           $    48,556       $   45,530     $    58,721      $    84,834     $   237,641
    Net income (b)                               2,578            7,606           1,480            3,172          14,836
    Basic EPS (b)                                  .26              .79             .17              .38            1.61
    Diluted EPS (b)                                .25              .76             .16              .36            1.54


 a - During the third quarter in the year ended April 30, 2000, the Company acquired Smart Choice which caused revenues to increase in the third and fourth quarter of such year.

 b - During the second quarter in the year ended April 30, 2000, the Company sold its 49% interest in Casino Magic Neuquen resulting in a significant gain during such period (see Note C).

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

    PwC's report on the financial statements of the Company for fiscal 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                    PART III

   Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2001. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held in 2001 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

   The information concerning executive compensation is set forth in the 2001 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information concerning security ownership of certain beneficial owners and management is set forth in the 2001 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information concerning certain relationships and related transactions is set forth in the 2001 Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountants' reports are included in Item 8 of this report:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets as of April 30, 2001 and 2000

                  Consolidated Statements of Operations for the fiscal years ended April 30, 2001, 2000 and 1999

                  Consolidated Statements of Comprehensive Income for the fiscal years ended April 30, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2001, 2000 and 1999

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

(a)(3).  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
2.1       Stock Purchase Agreement dated as of December 1, 1998 by and among Bill Fleeman Revocable Trust,
          Fleeman Charitable Remainder Annuity Trust and certain other trusts and individuals, and Crown Group,
          Inc.(13)

2.2       Stock Purchase Agreement dated as of December 1, 1999 by and between Smart Choice Automotive Group,
          Inc. and Crown Group, Inc.(15)

3.1       Articles of Incorporation of the Company (formerly SKAI, Inc.).(3)

3.1.1     Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of
          Alabama on September 29, 1989.(3)

3.1.2     Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of
          Texas on October 10, 1989.(3)

3.1.3     Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993.(8)

3.1.4     Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994.(8)

3.1.5     Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997.(12)

3.2       By-Laws dated August 24, 1989.(4)

4.1       Specimen stock certificate.(9)

4.2       Loan and Security Agreement by and among Paaco Automotive Group, Inc. and Premium Auto Acceptance
          Corporation (collectively, "Paaco") and Finova Capital Corporation ("Finova") including the Eighth Amended and Restated Schedule to Loan and Security Agreement and the Eighth Amended and
          Restated Promissory Note.(12)

4.2.1     First Amended and Restated Loan and Security Agreement by and among Finova and Paaco including the
          Schedule to First Amended and Restated Loan and Security Agreement and the Twelfth Amended and Restated
          Promissory Note.(14)



4.2.2     First Amended and Restated Schedule to First Amended and Restated Loan and Security Agreement
          dated November 18, 1999 by and between Finova and Paaco.(15)

4.3       Loan and Security Agreement dated January 15, 1999 by and among BankAmerica Business Credit, Inc. and
          America's Car-Mart, Inc.(13)

4.4       Second Amended and Restated Loan and Security Agreement dated November 9, 1998 by and between Florida
          Finance Group, Inc., Liberty Finance Company, Smart Choice Receivables Holding Company and First Choice
          Auto Finance, Inc. (collectively, the "Smart Choice Subsidiaries") and Finova.(15)

4.4.1     First Amended and Restated Schedule to Second Amended and Restated Loan and Security Agreement dated
          November 18, 1999 by and between the Smart Choice Subsidiaries and Finova.(15)

10.1      1986 Incentive Stock Option Plan.(2)

10.1.1    Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990.(5)

10.2      1991 Non-Qualified Stock Option Plan.(6)

10.3      1997 Stock Option Plan.(11)

10.4      Form of Indemnification Agreement between the Company and Edward R. McMurphy, Mark D. Slusser, T.J.
          Falgout, III, David J. Douglas, J. David Simmons, Gerald L. Adams, Robert J. Kehl, Gerard M. Jacobs and
          Michael B. Cloud.(7)

10.5      Form of Severance Agreement dated July 2, 1996 between the Company and Edward R. McMurphy, T.J.
          Falgout, III and Mark D. Slusser.(10)

21.1      Subsidiaries of Crown Group, Inc.(1)

23.1      Consent of Independent Certified Public Accountants (Grant Thornton LLP).(1)

23.1.1    Consent of Independent Accountants (PricewaterhouseCoopers LLP).(1)

23.2      Report of Independent Accountants on Financial Statement Schedule (Grant Thornton LLP).(1)

23.2.1    Report of Independent Accountants on Financial Statement Schedule (PricewaterhouseCoopers LLP).(1)

24.1      Power of Attorney of Edward R. McMurphy.(1)

24.2      Power of Attorney of Tilman J. Falgout, III.(1)

24.3      Power of Attorney of David J. Douglas.(1)

24.4      Power of Attorney of J. David Simmons.(1)

24.5      Power of Attorney of Gerald L. Adams.(1)

24.6      Power of Attorney of Gerard M. Jacobs. (1)

24.7     Power of Attorney of Robert J. Kehl.(1)


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

(b)  REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CROWN GROUP, INC.

Dated:   August 7, 2001          By: /s/ Edward R. McMurphy
                                    -------------------------------------------
                                          Edward R. McMurphy
                                          President and Chief Executive Officer
                                          (principal executive officer)

Dated:   August 7, 2001         By: /s/ Mark D. Slusser
                                    -------------------------------------------
                                         Mark D. Slusser
                                         Vice President Finance and Chief
                                         Financial Officer (principal financial
                                         and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                     Title                                      Date
              ---------                                     -----                                      ----
                   *                            Chairman of the Board, President                   August 7, 2001
--------------------------------------          and Chief Executive Officer
Edward R. McMurphy

                   *                            Executive Vice President,                          August 7, 2001
--------------------------------------          General Counsel and Director
Tilman J. Falgout, III

                   *                            Director                                           August 7, 2001
--------------------------------------
David J. Douglas

                   *                            Director                                           August 7, 2001
--------------------------------------
John David Simmons

                   *                            Director                                           August 7, 2001
--------------------------------------
Gerald L. Adams

                   *                            Director                                           August 7, 2001
--------------------------------------
Gerard M. Jacobs

                   *                            Director                                           August 7, 2001
--------------------------------------
Robert J. Kehl

* By/s/ Mark D. Slusser
    ----------------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                   SCHEDULE I
   CONDENSED FINANCIAL INFORMATION OF CROWN GROUP, INC. (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEETS


                                                        April 30,
                                               -------------------------
                                                   2001          2000
                                               -----------   -----------
Assets:
    Cash and cash equivalents                  $   252,773   $ 5,803,702
    Investments                                  6,670,265     2,503,146
    Receivables from subsidiaries               10,611,644    19,556,771
    Investment in subsidiaries                  40,555,756    36,709,601
    Goodwill, net                                6,767,585     7,283,551
    Other                                        6,973,699     5,195,313
                                               -----------   -----------

                                               $71,831,722   $77,052,084
                                               ===========   ===========

Liabilities and stockholders' equity:
    Accounts payable and accrued liabilities   $   838,750   $ 1,761,012
    Income taxes payable                           230,204     6,463,863
    Debt                                        11,830,515     9,816,000
    Deferred tax liability                         143,994
                                               -----------   -----------
        Total liabilities                       12,899,469    18,184,869
                                               -----------   -----------

    Stockholders' equity                        58,932,253    58,867,215
                                               -----------   -----------

                                               $71,831,722   $77,052,084
                                               ===========   ===========


                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Years Ended April 30,
                                                        -------------------------------------------
                                                             2001            2000           1999
                                                        ------------    ------------   ------------
Revenues:
    Interest income                                     $    392,436    $    638,687   $  1,038,645
    Interest income from subsidiaries                      1,166,973       2,028,413        818,831
    Interest, fees and rentals from CMN                                                     694,146
    Other                                                     67,729                        239,346
                                                        ------------    ------------   ------------
                                                           1,627,138       2,667,100      2,790,968
                                                        ------------    ------------   ------------

Costs and expenses:
    Selling, general and administrative                    3,783,915       4,677,799      4,916,797
    Interest expense                                         877,245         788,375        211,210
    Depreciation and amortization                            861,704         833,405      1,079,564
                                                        ------------    ------------   ------------
                                                           5,522,864       6,299,579      6,207,571
                                                        ------------    ------------   ------------

Other income:
    Equity in earnings of unconsolidated subsidiaries        137,929         506,775      1,259,734
    Equity in earnings of consolidated subsidiaries        7,838,572       9,600,315      1,696,385
    Gain on sale of securities, net                            4,726      10,861,100     25,989,130
                                                        ------------    ------------   ------------
                                                           7,981,227      20,968,190     28,945,249
                                                        ------------    ------------   ------------

        Income before income taxes                         4,085,501      17,335,711     25,528,646
Provision (benefit) for income taxes                      (1,877,327)      2,499,292      8,020,236
                                                        ------------    ------------   ------------

        Net income                                      $  5,962,828    $ 14,836,419   $ 17,508,410
                                                        ============    ============   ============



The accompanying notes are an integral part of this condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                 Years Ended April 30,
                                                                 ------------------------------------------------------
                                                                      2001                2000                1999
                                                                 ---------------     --------------      --------------
Operating activities:
   Net income                                                    $     5,962,828     $   14,836,419      $   17,508,410
   Adjustments to reconcile net income to
   net cash used by operating activities:
      Depreciation and amortization                                      861,704            833,405           1,079,564
      Accretion of purchase discount                                    (103,370)          (376,074)           (825,198)
      Deferred income taxes                                              530,526           (682,656)            778,307
      (Gain) loss on sale of assets                                        2,503             11,188            (136,196)
      Gain on sale of securities                                          (4,726)       (10,861,100)        (25,989,130)
      Equity in earnings of unconsolidated subsidiaries                 (137,929)          (506,775)         (1,259,734)
      Equity in earnings of consolidated subsidiaries                 (7,838,572)        (9,600,315)         (1,696,385)
      Changes in assets and liabilities, net of transactions:
          Other                                                          737,932         (1,190,001)            756,298
          Accounts payable and accrued liabilities                    (1,301,079)           454,842             398,515
          Income taxes payable                                        (6,233,659)         3,162,180           3,238,210
                                                                 ---------------     --------------      --------------
             Net cash used by operating activities                    (7,523,842)        (3,918,887)         (6,147,339)
                                                                 ---------------     --------------      --------------

Investing activities:
    Purchase of property and equipment                                   (51,660)          (291,426)         (3,475,908)
    Sale of property and equipment                                                                            1,043,711
    Purchase of investments and securities                              (970,615)        (1,808,805)         (6,643,496)
    Sale of securities                                                                   16,762,325          34,449,806
    Advances to subsidiaries                                            (242,918)       (18,306,514)         (2,213,221)
    Repayments from subsidiaries                                       6,042,596         11,582,682           5,350,000
    Sale of 50% of Precision                                           2,229,467
    Sale of Crown El Salvador                                             30,000
    Dividends and note collections from CMN                                                 306,487           2,389,152
    Investment in unconsolidated entities                                                                    (1,000,341)
    Formation of Crown El Salvador                                                                           (1,207,000)
    Formation of Home Stay                                                                                     (640,000)
    Purchase of Car-Mart                                                                                    (10,005,863)
    Purchase of Paaco                                                                                        (3,431,250)
    Purchase of Precision and M&S                                                                                (2,000)
    Purchase of Smart Choice                                                             (5,338,838)
                                                                 ---------------     --------------      --------------
             Net cash provided by investing activities                 7,036,870          2,905,911          14,613,590
                                                                 ---------------     --------------      --------------


Financing activities:
    Issuance of stock                                                     60,937
    Issuance of debt                                                                                          1,158,000
    Purchase of common stock                                          (5,124,894)        (5,844,111)         (1,994,323)
                                                                 ---------------     --------------      --------------
             Net cash used by financing activities                    (5,063,957)        (5,844,111)           (836,323)
                                                                 ---------------     --------------      --------------


Increase (decrease) in cash and cash equivalents                      (5,550,929)        (6,857,087)          7,629,928
Cash and cash equivalents at:   Beginning of year                      5,803,702         12,660,789           5,030,861
                                                                 ---------------     --------------      --------------

                                End of year                      $       252,773     $    5,803,702      $   12,660,789
                                                                 ===============     ==============      ==============



The accompanying notes are an integral part of this condensed financial information.

                     CROWN GROUP, INC. (PARENT COMPANY ONLY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


A - GUARANTEES

    Crown Group, Inc. ("Crown") has made the following guarantees with respect to its subsidiaries:

                                              Amount
                              Facility        Drawn at         Maximum
            Debtor             Amount      April 30, 2001     Guarantee
            ------         -------------   --------------    ------------
Paaco/Smart Choice         $ 160,000,000   $ 147,441,945      $ 5,000,000
Car-Mart                      35,000,000      29,767,688       10,000,000
Concorde                      25,000,000      12,852,593        5,000,000

B - ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES

    As of April 30, 2001 and 2000 the following balances were eliminated in the consolidated financial statements of Crown:

                                                              April 30,
                                                 ------------------------------------
                                                      2001                 2000
                                                 ---------------      ---------------
Receivables from subsidiaries                      $ 10,611,644         $ 19,556,771
Investments in subsidiaries                          40,555,756           36,709,601

    For the years ended April 30, 2001, 2000 and 1999 interest income in the amounts of $1,166,973, $2,028,413 and $818,831, respectively, was eliminated in the consolidated financial statements of Crown.

C - DEBT

    A summary of debt as of April 30, 2001 and 2000 is as follows:


                        Interest                      Primary                Balance at April 30,
       Lender             Rate         Maturity      Collateral             2001              2000
   ---------------    -----------     ----------    ------------      -------------     --------------
   Car-Mart sellers         8.50%       Jan 2004      Unsecured       $   7,500,000     $    7,500,000
   Bank of America          8.00%       Sep 2001      Equipment           2,316,000          2,316,000
   Regions Bank         Prime + .5%     May 2001          Land            2,000,000
   IOS                     17.27%       Apr 2006      Equipment              14,515
                                                                      -------------     --------------
                                                                      $  11,830,515     $    9,816,000
                                                                      =============     ==============

   A summary of future minimum principal payments required under the aforementioned debt as of April 30, 2001 is as follows:

                   Years Ending
                     April 30,           Amount
                   -------------       ------------
                       2002            $  4,318,159
                       2003                   2,563
                       2004               7,503,042
                       2005                   3,611
                       2006                   3,140
                                       ------------
                                       $ 11,830,515
                                       ============

D - RECLASSIFICATIONS

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
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