Form 10-K405/A
period 2001-04-30
CROWN GROUP INC /TX/
filed 2001-08-27
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KA


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

DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The name, age, position and business experience of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report. As of August 15, 2001, the Directors of the Company were as follows (including their age, business experience and the period which they have served as a director):

     EDWARD R. MCMURPHY, age 50, has served as the Company's Chief Executive Officer since July 1984. He has been a director of the Company since its inception in April 1983. From 1979 to June 1986, Mr. McMurphy served as President of Marion Properties, Inc., a real estate development company and former parent of the Company from July 1984 to June 1986. Mr. McMurphy is also a director of Smart Choice Automotive Group, Inc., a 70% owned subsidiary of the Company that sells and finances used vehicles.

     TILMAN J. FALGOUT, III, age 52, has served as Executive Vice President and General Counsel of the Company since March 1995 and as a director of the Company since September 1992. From 1978 until June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas. Mr. Falgout is also a director of Smart Choice Automotive Group, Inc., a 70% owned subsidiary of the Company that sells and finances used vehicles.

     JOHN DAVID SIMMONS, age 65, has served as a director of the Company since August 1986. Since 1970, he has been President of Simmons & Associates LLC, a real estate development company, and Management Resources LLC, a management consulting firm.

     GERALD L. ADAMS, age 66, has been an entrepreneur for the past 35 years, starting, developing and operating a number of businesses primarily related to the shipping, trucking, and real estate industries. Mr. Adams currently owns and operates several companies, including (i) Adams Transportation, Inc. (trucking) where he has been President since 1963, (ii) TriRiver Dock, Inc. (stevedoring), where he has been President since 1970, (iii) Adams Ringside, Inc. (restaurant) and Clover Ridge, Inc. (shopping center operator), where he has been President since 1990, and (iv) Clover Ridge Estates, Inc. (residential real estate development), where he has been President since 1998. Mr. Adams has served as a director of the Company since October 1993.

     GERARD M. JACOBS, age 46, has been Chairman of Huntington AluTech, Inc., a holding company engaged in the aluminum forging industry, since March 1999. From April 1996 to February 1999, Mr. Jacobs was Chief Executive Officer and a director of Metal Management, Inc., a company specializing in scrap metal recycling. From 1983 through 1995, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for his own account and for the investment banking firm of Russell, Rea & Zappala, Inc., Pittsburgh, Pennsylvania. From 1978 to 1983, Mr. Jacobs practiced securities, corporate and banking law with the law firms of Reed, Smith, Shaw & McClay and Manion, Alder & Cohen, P.C., Pittsburgh, Pennsylvania. Mr. Jacobs has been a director of the Company since September 1994. Mr. Jacobs is also a director of Ceira Technologies, Inc., Costa Mesa, California.

     ROBERT J. KEHL, age 66, has been an entrepreneur for the past 35 years, starting, developing and operating businesses primarily in the riverboat construction, gaming, riverboat touring and restaurant industries. From 1993 to 2000, Mr. Kehl was President of Kehl River Boats, Inc., a riverboat construction firm. Since 2000, Mr. Kehl has been managing his personal investments. Mr. Kehl has been a director of the Company since September 1994.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers, and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% stockholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended April 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and any other executive officer whose salary and bonus, if any, exceeded $100,000 in fiscal 2001 (the "Named Executive Officers"), for the years ended April 30, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term      All Other
                                                      Annual Compensation            Compensation  Compensation(1)
                                            ---------------------------------------  ------------  ---------------
        Name and                Fiscal                                 Other Annual     Stock
   Principal Position            Year        Salary         Bonus      Compensation    Options
--------------------------      ------      --------       --------    ------------    --------    ---------------

Edward R. McMurphy               2001       $350,000       $286,639          --             --       $ 13,967
  Chairman of the Board,         2000        350,000        650,000          --             --         12,967
  President and Chief            1999        312,500        800,000          --        400,000         16,900
  Executive Officer

Tilman J. Falgout, III           2001       $275,000       $165,368          --             --       $  9,747
  Executive Vice President       2000        275,000        375,000          --             --          8,862
  and General Counsel            1999        237,500        425,000          --        145,000         12,728

Mark D. Slusser                  2001       $175,000       $121,270          --             --       $  7,675
  Chief Financial Officer,       2000        175,000        275,000          --             --          7,234
  Vice President Finance         1999        156,250        250,000          --        115,000          7,732
  and Secretary

----------

(1) These amounts include contributions to the Company's 401(k) Plan and certain insurance premiums as follows:

                                        Disability      401(k)
                                        Insurance       Plan
                                        ----------      ------

Edward R. McMurphy             2001       $8,717       $5,250
                               2000        8,717        4,250
                               1999        8,525        8,375

Tilman J. Falgout, III         2001       $4,841       $4,906
                               2000        4,841        4,021
                               1999        5,811        6,917

Mark D. Slusser                2001       $2,206       $5,469
                               2000        2,206        5,028
                               1999        2,207        5,525

SEVERANCE AGREEMENTS

     In July 1996, the Board of Directors authorized the Company to enter into severance agreements with each of Mr. McMurphy, Mr. Falgout and Mr. Slusser, which agreements provide that in the event of a sale, merger, consolidation, change in control, or liquidation of the Company, or similar extraordinary corporate transaction causing a change in control, each such officer shall be entitled to 2.99 times the annual compensation paid to the executive as well as accelerated vesting of options under the Company's stock option plans.

STOCK OPTION PLAN

     In July 1997, the Board of Directors adopted the Company's 1997 Stock Option Plan which was subsequently approved by the stockholders at the 1997 Annual Meeting (the "1997 Plan"). During the fiscal year ended April 30, 2001, no options were granted under the 1997 Plan to any Named Executive Officer.

     The following table provides certain information concerning each exercise of stock options under the Company's stock option plans during the fiscal year ended April 30, 2001 by the Named Executive Officers, and the fiscal year-end value of unexercised options held by such persons under the Company's stock option plans:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of
                                                           Unexercised       Value of Unexercised
                              Shares                    Options at Fiscal      Options at Fiscal
                             Acquired                        Year-End              Year-End
                                on           Value         Exercisable/          Exercisable/
        Name                 Exercise     Realized(2)     Unexercisable         Unexercisable(1)
        ----                 --------     -----------   -----------------    --------------------

Edward R. McMurphy            25,000       $60,938       625,000 / 50,000       $403,750 / $  --

Tilman J. Falgout, III            --            --       292,500 / 50,000        142,578 /    --

Mark D. Slusser                   --            --       140,000 / 40,000         67,875 /    --

----------

(1) The market value of the Company's common stock on April 30, 2001 was $3.95 per share, and options to purchase 842,500 shares held by the above officers were in-the-money. The actual value, if any, an executive may realize will depend upon the amount by which the market price of the Company's common stock exceeds the exercise price when the options are exercised.

(2) Calculated as the amount by which the aggregate fair market value of the optioned shares exceeds the aggregate exercise price on the date of exercise.

DIRECTOR COMPENSATION

     Non-employee directors of the Company receive a $24,000 annual retainer, $2,000 per Board meeting attended in person, and $500 per Committee meeting attended in person. Directors who are also employees of the Company do not receive separate compensation for their services as a director. Pursuant to the 1997 Plan, on the first business day of July in each year, each then serving non-employee director of the Company is automatically granted an option to purchase 2,500 shares of common stock, at an exercise price equal to the fair market value of such stock on the date of grant. Options granted under the 1997 Plan are exercisable for a period of up to ten years. In the event that a director ceases to be a director of the Company for any reason, options granted to the director will generally expire upon the earlier to occur of (1) the tenth anniversary of the date of grant of the option, or (2) ninety days following the date on which such director ceased to be a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended April 30, 2001, Edward R. McMurphy, Chairman of the Board, President and Chief Executive Officer of the Company, served as a member of the Compensation and Stock Option Committee of the Board of Directors. Mr. McMurphy also serves as a Director of Huntington AluTech, Inc., a firm in which Gerard M. Jacobs, a Director of the Company, serves as Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 15, 2001, with respect to ownership of the outstanding common stock of the Company by (i) all persons known to the Company to own beneficially more than five percent (5%) of the Company's outstanding common stock (whose address is shown), (ii) each director of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares owned by him.

                                       Number of Shares    Percent
              Name                    Beneficially Owned   of Class
              ----                    ------------------   --------

Edward R. McMurphy                       1,014,540(1)       13.8%
4040 N. MacArthur Blvd., Suite 100
Irving, Texas 75038

Robert J. Kehl                             974,167(2)       14.4%
Third St., Ice Harbor
Dubuque, Iowa 52004

Tilman J. Falgout, III                     721,000(3)       10.3%
4040 N. MacArthur Blvd., Suite 100
Irving, Texas 75038

Gerard M. Jacobs                           210,280(4)        3.1%

Mark D. Slusser                            144,500(5)        2.1%

Gerald L. Adams                            125,889(6)        1.9%

John David Simmons                          49,650(7)          *

All Directors and Executive              3,240,026(8)       41.0%
  Officers as a Group (7 persons)

----------

*    Less than 1%.

(1)  Includes 625,000 shares subject to presently exercisable stock options.

(2) Includes 956,667 shares issued in the name of Kehl River Boats, Inc., of which Mr. Kehl is a principal shareholder. Also includes 17,500 shares subject to presently exercisable stock options.

(3) Includes 292,500 shares subject to presently exercisable stock options and 400,000 shares held in a corporation controlled by Mr. Falgout.

(4) Includes 2,300 shares held by a corporation controlled by Mr. Jacobs and 17,500 shares subject to presently exercisable stock options.

(5)  Includes 140,000 shares subject to presently exercisable stock options.

(6)  Includes 20,000 shares subject to presently exercisable stock options.

(7)  Includes 47,500 shares subject to presently exercisable stock options.

(8) Includes an aggregate of 1,160,000 shares subject to presently exercisable stock options, 402,300 shares held in corporations controlled by certain directors and 956,667 shares issued in the name of Kehl River Boats, Inc. of which a director is a principal shareholder.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended April 30, 2001, the Company paid a consulting firm $81,140, of which John David Simmons, a Director of the Company, is President. The fees were paid in connection with providing certain consulting services to the Company's used car sales and finance businesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CROWN GROUP, INC.

               By: /s/ Mark D. Slusser
                   -------------------------------------------------------------
                   Mark D. Slusser
                   Chief Financial Officer, Vice President Finance and Secretary (Principal Financial and Accounting Officer)

Dated: August 24, 2001