Form 10-Q
period 2001-07-31
CROWN GROUP INC /TX/
filed 2001-09-13
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


 For the fiscal quarter ended:                           Commission file number:
         JULY 31, 2001                                           0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                         TEXAS                                                              63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
        Title of Each Class                                 September 11, 2001
        -------------------                                 ------------------
Common stock, par value $.01 per share                           6,735,367

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                                  CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                   July 31, 2001
                                                                                    (unaudited)        April 30, 2001
                                                                                   -------------       --------------
Assets:
    Cash and cash equivalents                                                       $  2,206,844        $  2,193,342
    Accounts and other receivables                                                     4,841,853           6,642,760
    Mortgage loans held for sale, net                                                 17,595,346          16,200,439
    Finance receivables, net                                                         209,455,523         211,605,630
    Inventory                                                                         12,604,528          10,993,585
    Prepaid and other assets                                                           1,071,132           1,043,233
    Investments                                                                        6,790,367           6,670,265
    Deferred tax assets, net                                                          22,022,815          21,302,939
    Property and equipment, net                                                       16,722,809          17,016,321
    Goodwill, net                                                                      8,851,602           8,851,602
                                                                                    ------------        ------------

                                                                                    $302,162,819        $302,520,116
                                                                                    ============        ============





Liabilities and stockholders' equity:
    Accounts payable                                                                $  6,054,833        $  6,441,606
    Accrued liabilities                                                                9,466,537          11,167,421
    Income taxes payable                                                               3,988,984           6,127,419
    Revolving credit facilities                                                      196,024,776         190,062,226
    Other notes payable                                                               16,643,932          19,325,376
    Deferred sales tax                                                                 4,956,653           4,963,154
                                                                                    ------------        ------------
                                                                                     237,135,715         238,087,202
                                                                                    ------------        ------------

    Minority interests                                                                 5,825,075           5,500,661

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           6,735,367 issued and outstanding (6,980,367 at April 30, 2001)                 67,354              69,804
       Additional paid-in capital                                                     22,154,005          23,075,677
       Retained earnings                                                              36,980,670          35,786,772
                                                                                    ------------        ------------
           Total stockholders' equity                                                 59,202,029          58,932,253
                                                                                    ------------        ------------

                                                                                    $302,162,819        $302,520,116
                                                                                    ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                    Three Months Ended
                                                                        July 31,
                                                               2001                 2000
                                                           ------------         ------------
Revenues:
    Sales                                                  $ 64,715,828         $ 66,904,528
    Interest income                                          12,503,091           11,730,913
    Gain on sale of mortgage loans                            2,392,107            1,851,185
    Other                                                       510,380            1,964,303
                                                           ------------         ------------
                                                             80,121,406           82,450,929
                                                           ------------         ------------

Costs and expenses:
    Cost of sales                                            38,189,494           38,879,279
    Selling, general and administrative                      17,817,721           17,201,481
    Provision for credit losses                              16,660,395           14,294,193
    Interest expense                                          4,889,917            5,522,555
    Depreciation and amortization                               611,409            1,042,637
    Write-down of equipment                                     400,000
                                                           ------------         ------------
                                                             78,568,936           76,940,145
                                                           ------------         ------------

Other income:
    Equity in earnings of unconsolidated subsidiary             107,727
                                                           ------------         ------------
                                                                107,727
                                                           ------------         ------------

        Income before taxes and minority interests            1,660,197            5,510,784

Provision for income taxes                                      830,352            2,248,436
Minority interests                                             (364,053)             495,206
                                                           ------------         ------------

        Net income                                         $  1,193,898         $  2,767,142
                                                           ============         ============





Earnings per share:
        Basic                                              $        .17         $        .34
        Diluted                                            $        .17         $        .32


Weighted average number of shares outstanding:
        Basic                                                 6,868,541            8,179,391
        Diluted                                               7,038,749            8,582,006


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)

                                                                                      Three Months Ended
                                                                                            July 31,
                                                                                   2001                 2000
                                                                               ------------         ------------
Operating activities:
  Net income                                                                   $  1,193,898         $  2,767,142
  Adjustments to reconcile net income to net
      cash used in operating activities:
      Depreciation and amortization                                                 611,409            1,042,637
      Accretion of purchase discount                                               (150,778)            (342,238)
      Deferred income taxes                                                        (719,876)          (1,100,000)
      Provision for credit losses                                                16,660,395           14,294,193
      Write-down of equipment                                                       400,000
      Minority interests                                                           (364,053)             495,206
      Gain on sale of mortgage loans                                             (2,392,107)          (1,851,185)
      (Gain) loss on sale of assets                                                   8,959              (86,446)
      Equity in earnings of unconsolidated subsidiary                              (107,727)
      Changes in operating assets and liabilities:
           Accounts and other receivables                                         1,800,908              990,016
           Mortgage loans originated or acquired                                (62,268,742)         (45,927,877)
           Mortgage loans sold and principal repayments                          63,155,418           49,014,205
           Finance receivable originations                                      (60,051,544)         (62,961,012)
           Finance receivable collections                                        38,880,259           32,870,913
           Inventory acquired in repossession                                     6,922,299            7,551,798
           Inventory                                                             (1,610,943)            (975,478)
           Prepaids and other assets                                                (27,900)            (468,374)
           Accounts payable, accrued liabilities and deferred sales tax          (1,405,692)          (1,834,396)
           Income taxes payable                                                  (2,138,435)          (4,589,946)
                                                                               ------------         ------------
                  Net cash used in operating activities                          (1,604,252)         (11,110,842)
                                                                               ------------         ------------

Investing activities:
  Purchase of property and equipment                                               (746,856)          (1,664,579)
  Sale of assets                                                                     20,000              361,831
  Purchase of investments                                                           (12,375)            (601,475)
                                                                               ------------         ------------
                  Net cash used in investing activities                            (739,231)          (1,904,223)
                                                                               ------------         ------------

Financing activities:
  Purchase of common stock                                                         (924,122)            (835,456)
  Proceeds from revolving credit facilities, net                                  5,962,550            8,836,875
  Repayments of other debt                                                       (2,681,443)            (776,055)
                                                                               ------------         ------------
                  Net cash provided by financing activities                       2,356,985            7,225,364
                                                                               ------------         ------------

Increase (decrease) in cash and cash equivalents                                     13,502           (5,789,701)
Cash and cash equivalents at:    Beginning of period                              2,193,342            9,843,310
                                                                               ------------         ------------

                                 End of period                                 $  2,206,844         $  4,053,609
                                                                               ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.



A - DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is primarily in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. In addition, Crown also has investments in other industries. As of July 31, 2001 Crown owned a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. ("Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. As of July 31, 2001 Crown also owned (i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. The Company is presently focusing on (i) the development and expansion of its automobile businesses, and (ii) maximizing its return on its other businesses and investments.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has adopted SFAS 142 effective May 1, 2001. Presented below is a reconciliation of reported net income and per share amounts to adjusted net income and per share amounts for the three months ended July 31, 2001 and 2000 to adjust for the amortization of intangible assets for periods prior to the adoption of SFAS 142 on May 1, 2001 (in thousands, except per share amounts). The reconciliation presents the Company's results of operations for periods prior to the adoption of SFAS 142 on a basis comparable with periods since the adoption of SFAS 142.


                                        Net Income              Basic Earnings Per Share       Diluted Earnings Per Share
                                ------------------------        ------------------------       --------------------------
                                   Three Months Ended              Three Months Ended             Three Months Ended
                                        July 31,                        July 31,                       July 31,
                                  2001            2000            2001            2000            2001            2000
                                --------        --------        --------        --------       ---------        ---------
As reported                     $  1,194        $  2,767        $    .17        $    .34        $    .17        $    .32
Add back goodwill amort.              --             233              --             .03              --             .03
                                --------        --------        --------        --------        --------        --------

    As adjusted                 $  1,194        $  3,000        $    .17        $    .37        $    .17        $    .35
                                ========        ========        ========        ========        ========        ========


Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.

C - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 8% to 26% per annum and provide for payments over periods ranging from 12 to 42 months. The components of finance receivables as of July 31, 2001 and April 30, 2001 are as follows:

                                       July 31,            April 30,
                                        2001                  2001
                                   -------------         -------------
Finance receivables                $ 292,312,101         $ 300,228,162
Unearned finance charges             (32,088,475)          (36,965,956)
Allowance for credit losses          (50,320,382)          (51,058,077)
Purchase discounts                      (447,721)             (598,499)
                                   -------------         -------------

                                   $ 209,455,523         $ 211,605,630
                                   =============         =============

   In accordance with APB Opinion No. 16, as of the dates the Company acquired interests in Paaco and Smart Choice, the Company valued Paaco's and Smart Choice's finance receivables portfolios at market value and determined that purchase discounts of $1,577,781 and $2,046,964, respectively, were appropriate. These discounts are being amortized into interest income over the life of the related finance receivables portfolios that existed on the dates of purchase using the interest method.

   Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2001 and 2000 are as follows:

                                             Three Months Ended
                                                   July 31,
                                           2001                 2000
                                       ------------         ------------
Balance at beginning of period         $ 51,058,077         $ 43,783,529
Provision for credit losses              16,549,871           14,161,193
Net charge offs                         (17,287,566)         (11,250,424)
                                       ------------         ------------

   Balance at end of period            $ 50,320,382         $ 46,694,298
                                       ============         ============

   In addition to the finance receivables allowance for credit losses, the Company also has an allowance for credit losses on mortgage loans held for sale of $688,700 and $577,972 as of July 31, 2001 and April 30, 2001, respectively.



D - INVESTMENTS

   A summary of investments as of July 31, 2001 and April 30, 2001 is as follows:

                                               July 31,          April 30,
                                                 2001              2001
                                              ----------        ----------
Precision IBC, Inc.                           $3,304,231        $3,196,505
Monarch Venture Partners' Fund I, L.P.         1,836,136         1,823,760
Mariah Vision 3, Inc.                          1,650,000         1,650,000
                                              ----------        ----------

                                              $6,790,367        $6,670,265
                                              ==========        ==========

E - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of July 31, 2001 and April 30, 2001 is as follows:

                                                         July 31,            April 30,
                                                          2001                 2001
                                                      ------------         ------------
Land and buildings                                    $  7,814,283         $  7,461,891
Furniture, fixtures and equipment                        9,798,513           10,007,553
Leasehold improvements                                   4,059,390            3,914,807
Less accumulated depreciation and amortization          (4,949,377)          (4,367,930)
                                                      ------------         ------------

                                                      $ 16,722,809         $ 17,016,321
                                                      ============         ============

   For the three months ended July 31, 2001 and 2000 depreciation and amortization of property and equipment amounted to $611,409 and $783,647, respectively.



F - DEBT

   A summary of debt as of July 31, 2001 and April 30, 2001 is as follows:

                                                      Revolving Credit Facilities
   ----------------------------------------------------------------------------------------------------------------------------
                                           Facility      Interest                                      Balance at
     Borrower            Lender             Amount         Rate            Maturity         July 31, 2001       April 30, 2001
   ------------     -----------------   -------------  -------------       --------      -----------------     ----------------
   Smart Choice     Finova              $  98 million  Prime + 2.25%       Nov 2004      $      88,394,135     $     88,394,135
   Paaco            Finova              $  62 million  Prime + 2.00%       Nov 2004             59,047,810           59,047,810
   Car-Mart         Bank of America     $  35 million  Prime +  .88%       Jan 2002             34,328,178           29,767,688
   Concorde         Washington Mutual   $  25 million  Libor + 2.00%       Sep 2001             14,254,653           12,852,593
                                                                                         -----------------     ----------------

                                                                                         $     196,024,776     $    190,062,226
                                                                                         =================     ================

                                                            Other Notes Payable
  -----------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity         July 31, 2001        April 30, 2001
  --------------    -----------------    --------      -------------      --------       -----------------     ----------------
   Crown            Car-Mart sellers        N/A        8.50%              Jan 2004       $       7,500,000     $      7,500,000
   Crown            Bank of America         N/A        8.00%              Sep 2001               2,016,000            2,316,000
   Crown            Regions Bank            N/A        Prime + .50%       May 2001                                    2,000,000
   Paaco            Washington Mutual       N/A        8.50%              May 2003                 772,512              792,815
   Paaco            Heller Financial        N/A        Prime + 2.25%      Dec 2015                 582,247              586,836
   Smart Choice     Huntington              N/A        Prime + .75%       Oct 2001               1,903,563            1,932,373
   Smart Choice     High Capital            N/A        10.0%              Nov 2001                 725,000              725,000
   Various          Various                 N/A        Various             Various               3,144,610            3,472,352
                                                                                         -----------------     ----------------

                                                                                         $      16,643,932     $     19,325,376
                                                                                         =================     ================

   The Company's revolving credit facilities are primarily collateralized by finance receivables, inventory and mortgage loans. Other notes payable are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At July 31, 2001 substantially all of the Company's $49.3 million equity investment in its consolidated subsidiaries was restricted due to covenants in each of such subsidiaries' revolving credit facilities which prohibit certain distributions from such subsidiary to Crown. The amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets. Generally, the Company is able to borrow a specified percentage of the face value of eligible finance receivables in the case of Car-Mart, Smart Choice and Paaco, and eligible mortgage loans in the case of Concorde.

   At April 30, 2001 Concorde was in violation of its $1.5 million minimum net worth covenant under its revolving credit facility. At July 31, 2001 Concorde's net worth exceeded the $1.5 million minimum threshold, however, the lender has not waived the prior default. Concorde expects to execute a new agreement with its lender to cure the violation when the current agreement expires in September 2001, or replace its credit facility with a different lender. In addition, at July 31, 2001 Smart Choice was in violation and, as a result of Smart Choice's violation, Paaco may be in violation, of certain terms of their revolving credit facilities with Finova Capital Corporation ("Finova") (see Note G).



G - DEFAULT ON FINOVA CREDIT FACILITY

   Each of Paaco and Smart Choice have revolving credit facilities with Finova. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of the Finova revolving credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility, and Paaco may not be entitled to receive additional advances under its credit facility.

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

   (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

   (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

   Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Smart Choice as a going concern. Recoverability of a significant portion of the assets of Smart Choice may be materially impacted if Smart Choice ceases to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should Smart Choice be unable to continue in existence.

   As of July 31, 2001 Crown's investment in Paaco/Smart Choice was $19.0 million ($16.4 million equity and $2.6 million debt). In addition, Crown guarantees the credit facilities of Smart Choice and Paaco to a maximum combined amount of $5 million.

H - EARNINGS PER SHARE

A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 2001 and 2000 is as follows:

                                                  Three Months Ended
                                                       July 31,
                                                 2001              2000
                                             ----------        ----------
Net income                                   $1,193,898        $2,767,142
                                             ==========        ==========

Average shares outstanding-basic              6,868,541         8,179,391
Dilutive options                                170,208           402,615
                                             ----------        ----------

Average shares outstanding-diluted            7,038,749         8,582,006
                                             ==========        ==========

Earnings per share:
      Basic                                  $      .17        $      .34
      Diluted                                $      .17        $      .32

Antidilutive securities not included:
      Options                                   627,500           432,500
                                             ==========        ==========

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

Car-Mart Stock Options

   In connection with the Company's acquisition of Car-Mart in January 1999, Car-Mart issued options to certain employees to purchase an aggregate 10% interest in Car-Mart. Such options become exercisable over a period of approximately five years and are subject to meeting certain annual earnings targets. The earnings targets are established each year by Car-Mart's Board of Directors. Pursuant to such option plan, as of July 31, 2001 Car-Mart employees had purchased, or had the right to purchase at a nominal cost, an aggregate 5% interest in Car-Mart. Options to purchase the remaining 5% interest become exercisable upon meeting the earnings targets for the fiscal years ending April 30, 2002 and 2003.

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



J - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the three months ended July 31, 2001 and 2000 are as follows:

                                             Three Months Ended
                                                 July 31,
                                           2001              2000
                                        ----------        ----------
Interest paid                           $4,798,889        $6,045,402
Income taxes paid, net of refund         3,688,661         7,938,382


K - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the principal business segments of the Company for the three months ended July 31, 2001 and 2000. These segments are categorized principally by legal entity, which is how management organizes the segments for making operating decisions and assessing performance. The segments include (i) Car-Mart, (ii) Paaco, (iii) Smart Choice, and (iv) other. Each of Car-Mart, Paaco and Smart Choice sell and finance used vehicles. For the three months ended July 31, 2001 "Other" includes corporate operations, Concorde (mortgage loans), and the Company's equity investment in Precision (IBC rentals and sales). For the three months ended July 31, 2000 "Other" includes corporate operations, Concorde, Precision and Crown El Salvador. The Company's business segment data for the three months ended July 31, 2001 and 2000 is as follows (in thousands):

                                                            Three Months Ended July 31, 2001
                                 ---------------------------------------------------------------------------------
                                 Car-Mart      Paaco      S. Choice       Other        Eliminations   Consolidated
                                 --------     --------    ---------      --------      ------------   ------------
Revenues:
    Sales and other              $ 28,124     $ 25,367     $ 11,506      $  2,621                       $ 67,618
    Interest income                 2,233        4,748        4,899           866      $      (243)       12,503
                                 --------     --------     --------      --------      -----------      --------
          Total                    30,357       30,115       16,405         3,487             (243)       80,121
                                 --------     --------     --------      --------      -----------      --------

Costs and expenses:
    Cost of sales                  15,010       16,272        6,908                                       38,190
    Selling, gen. and admin.        4,097        6,728        4,050         2,943                         17,818

    Prov. for credit losses         5,497        3,820        7,232           111                         16,660

    Interest expense                  784        1,502        2,198           649             (243)        4,890
    Depreciation and amort.            34          202          213           162                            611
    Write-down of equip.                                                      400                            400
                                 --------     --------     --------      --------      -----------      --------
          Total                    25,422       28,524       20,601         4,265             (243)       78,569
                                 --------     --------     --------      --------      -----------      --------

Other income                                                                  108                            108
                                 --------     --------     --------      --------      -----------      --------

Income (loss) before taxes
    and minority interests       $  4,935     $  1,591     $ (4,196)     $   (670)     $        --      $  1,660
                                 ========     ========     ========      ========      ===========      ========

Capital expenditures             $    384     $    109     $    161      $     93      $        --      $    747
                                 ========     ========     ========      ========      ===========      ========

Total assets                     $ 76,787     $ 91,081     $ 95,343      $ 91,551      $   (52,599)     $302,163
                                 ========     ========     ========      ========      ===========      ========

                                                            Three Months Ended July 31, 2000
                                 -------------------------------------------------------------------------------------
                                  Car-Mart       Paaco       S. Choice       Other        Eliminations    Consolidated
                                 ---------     ---------     ---------     ---------      ------------    ------------
Revenues:
    Sales and other              $  22,360     $  25,096     $  18,924     $   4,340                       $  70,720
    Interest income                  1,768         3,827         5,546           947      $      (357)        11,731
                                 ---------     ---------     ---------     ---------      -----------      ---------
          Total                     24,128        28,923        24,470         5,287             (357)        82,451
                                 ---------     ---------     ---------     ---------      -----------      ---------

Costs and expenses:
    Cost of sales                   12,107        15,437        10,751           584                          38,879
    Selling, gen. and admin.         3,597         5,275         4,529         3,800                          17,201
    Prov. for credit losses          3,569         4,748         5,844           133                          14,294
    Interest expense                   938         1,735         2,463           744             (357)         5,523
    Depreciation and amort.             39           126           253           625                           1,043
                                 ---------     ---------     ---------     ---------      -----------      ---------
          Total                     20,250        27,321        23,840         5,886             (357)        76,940
                                 ---------     ---------     ---------     ---------      -----------      ---------

Other income
                                 ---------     ---------     ---------     ---------      -----------      ---------

Income (loss) before taxes
    and minority interests       $   3,878     $   1,602     $     630     $    (599)     $        --      $   5,511
                                 =========     =========     =========     =========      ===========      =========

Capital expenditures             $     118     $     525     $     329     $     693      $        --      $   1,665
                                 =========     =========     =========     =========      ===========      =========

Total assets                     $  62,025     $  84,622     $ 101,357     $ 106,812      $   (59,845)     $ 294,971
                                 =========     =========     =========     =========      ===========      =========

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


OVERVIEW

   Crown Group, Inc. ("Crown"), and collectively with its subsidiaries (the "Company"), is primarily in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. In addition, Crown also has investments in other industries. As of July 31, 2001 Crown owned a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") and 70% of Smart Choice Automotive Group, Inc. ("Smart Choice"). Smart Choice owns 100% of Paaco Automotive Group, Inc. ("Paaco"). Each of Car-Mart, Smart Choice and Paaco sell and finance used vehicles. As of July 31, 2001 Crown also owned (i) 50% of Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers ("IBC's"), (ii) 80% of Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) minority positions in certain other entities that operate in the high technology industry or focus on Internet commerce. The Company is presently focusing on (i) the development and expansion of its automobile businesses, and (ii) maximizing its return on its other businesses and investments.

RESULTS OF OPERATIONS

   The Company sold a 50% interest in Precision in November 2000 and 100% of Crown El Salvador in April 2001. Accordingly, the operating results for the three months ended July 31, 2001 and 2000 are not entirely comparable. Below is a summary of the number of months of operation each subsidiary's operating results are included in the Company's consolidated results of operations for the three months ended July 31, 2001 and 2000:

                                                                       Number of Months
                                                                    Subsidiary Included In
                                                                     Three Months Ended
                            Month Crown       Month Crown                  July 31,
                              Acquired          Disposed          -------------------------
    Entity                   or Formed           or Sold            2001             2000
-----------------           -----------     ----------------      --------         --------
Car-Mart                         1-99                             3 months         3 months
Paaco                            2-98                             3 months         3 months
Smart Choice                    12-99                             3 months         3 months
Concorde                         6-97                             3 months         3 months
Precision                        2-98       11-00 (50% sold)          -            3 months
Crown El Salvador                2-99              4-01               -            3 months

   The Company's business segments are categorized principally by legal entity, which is how management organizes the segments for making operating decisions and assessing performance. The segments include (i) Car-Mart, (ii) Paaco, (iii) Smart Choice, and (iv) other. Each of Car-Mart, Paaco and Smart Choice sell and finance used vehicles. For the three months ended July 31, 2001 "Other" includes corporate operations, Concorde (mortgage loans) and the Company's equity investment in Precision (IBC rentals and sales). For the three months ended July 31, 2000 "Other" includes corporate operations, Concorde, Precision and Crown El Salvador. Below is a summary of revenue and pretax income by business segment, and a more detailed operating statement by segment, for the three months ended July 31, 2001 and 2000:

                                  CONSOLIDATED
                                 (In Thousands)

                                     Revenues                        Pretax Income (Loss)
                            ---------------------------           ---------------------------
                            Three Months Ended July 31,           Three Months Ended July 31,
                              2001               2000               2001               2000
                            --------           --------           --------           --------
Car-Mart                    $ 30,357           $ 24,128           $  4,935           $  3,878
Paaco                         30,115             28,923              1,591              1,602
Smart Choice                  16,405             24,470             (4,196)               630
Other                          3,487              5,287               (670)              (599)
Eliminations                    (243)              (357)                --                 --
                            --------           --------           --------           --------

      Consolidated          $ 80,121           $ 82,451           $  1,660           $  5,511
                            ========           ========           ========           ========

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues decreased $2.3 million, or 2.8%, for the three months ended July 31, 2001 compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a decrease in revenues at Smart Choice ($8.1 million) resulting from a 25% decrease in the number of vehicles sold and a 20% decrease in the average retail sales price per unit, partially offset by (ii) higher revenues at Car-Mart ($6.2 million) resulting from (a) an increase in the average number of regular and satellite stores in operation, (b) a 2.7% increase in the average sales price per retail vehicle sold, and (c) an increase in the average number of retail vehicles sold per dealership by 1.5%. Pretax income decreased $3.9 million, or 69.9%, for the three months ended July 31, 2001 compared to the same period in the prior fiscal year. The decrease was principally the result of (i) Smart Choice reporting a $4.2 million pretax loss in the current fiscal period as compared to $.6 million pretax income in the same period of the prior fiscal year, partially offset by (ii) a $1.1 million increase in Car-Mart's pretax income. The $4.8 million decrease in Smart Choice's pretax income was principally the result of (i) a higher provision for credit losses, and (ii) a significant decrease in revenues without a corresponding decrease in costs and expenses.

                                    CAR-MART
                             (Dollars in Thousands)

                                                             % Change       As a % of Sales and Other
                                                             --------       -------------------------
                                  Three Months Ended           2001            Three Months Ended
                                        July 31,                vs                  July 31,
                                  2001           2000          2000           2001             2000
                                -------        -------       --------       --------         --------
Revenues:
  Sales and other               $28,124        $22,360          25.8%          100.0%         100.0%
  Interest income                 2,233          1,768          26.3             7.9            7.9
                                -------        -------        ------          ------         ------
      Total                      30,357         24,128          25.8           107.9          107.9
                                -------        -------        ------          ------         ------

Costs and expenses:
  Cost of sales                  15,010         12,107          24.0            53.4           54.1
  Selling, gen and admin          4,097          3,597          13.9            14.6           16.1
  Prov for credit losses          5,497          3,569          54.0            19.5           16.0
  Interest expense                  784            938         (16.4)            2.8            4.2
  Depreciation and amort             34             39         (12.8)             .1             .2
                                -------        -------        ------          ------         ------
      Total                      25,422         20,250          25.5            90.4           90.6
                                -------        -------        ------          ------         ------

      Pretax income             $ 4,935        $ 3,878          27.3            17.5           17.3
                                =======        =======        ======          ======         ======

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues increased $6.2 million, or 25.8%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of regular and satellite stores in operation to 50.3 in the current fiscal period from 42.0 in the prior fiscal period, (ii) increasing the average sales price per retail vehicle by approximately 2.7%, and (iii) increasing the average number of retail vehicles sold per dealership by 1.5%. Pretax income increased $1.1 million, or 27.3%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increased revenues (25.8%), and (ii) slightly lower costs and expenses (.2%) as a percentage of sales and other.


                                      PAACO
                             (Dollars in Thousands)

                                                              % Change        As a % of Sales and Other
                                                              --------        -------------------------
                                  Three Months Ended            2001             Three Months Ended
                                        July 31,                 vs                   July 31,
                                  2001           2000           2000            2001             2000
                                -------        -------        --------        --------         --------
Revenues:
  Sales and other               $25,367        $25,096            1.1%           100.0%          100.0%
  Interest income                 4,748          3,827           24.1             18.7            15.2
                                -------        -------        -------          -------         -------
      Total                      30,115         28,923            4.1            118.7           115.2
                                -------        -------        -------          -------         -------

Costs and expenses:
  Cost of sales                  16,272         15,437            5.4             64.1            61.5
  Selling, gen and admin          6,728          5,275           27.5             26.5            21.0
  Prov for credit losses          3,820          4,748          (19.5)            15.1            18.9
  Interest expense                1,502          1,735          (13.4)             5.9             6.9
  Depreciation and amort            202            126           60.3               .8              .5
                                -------        -------        -------          -------         -------
      Total                      28,524         27,321            4.4            112.4           108.8
                                -------        -------        -------          -------         -------

      Pretax income             $ 1,591        $ 1,602            (.7)             6.3             6.4
                                =======        =======        =======          =======         =======

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues increased $1.2 million, or 4.1%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of higher interest income resulting from (i) a 14.4% increase in the average finance receivables balances outstanding, and (ii) a slight increase in the average interest rate charged on Paaco's installment loans. Pretax income was virtually unchanged during the two periods as costs and expenses increased substantially the same amount ($1.2 million) as the increase in revenues.

                                  SMART CHOICE
                             (Dollars in Thousands)

                                                                 % Change           As a % of Sales and Other
                                                                 --------          --------------------------
                                    Three Months Ended             2001               Three Months Ended
                                         July 31,                   vs                      July 31,
                                  2001             2000            2000              2001              2000
                                --------         --------        --------          --------          --------
Revenues:
  Sales and other               $ 11,506         $ 18,924           (39.2)%           100.0%            100.0%
  Interest income                  4,899            5,546           (11.7)             42.6              29.3
                                --------         --------        --------          --------          --------
      Total                       16,405           24,470           (33.0)            142.6             129.3
                                --------         --------        --------          --------          --------

Costs and expenses:
  Cost of sales                    6,908           10,751           (35.7)             60.0              56.8
  Selling, gen and admin           4,050            4,529           (10.6)             35.2              23.9
  Prov for credit losses           7,232            5,844           (23.8)             62.9              30.9
  Interest expense                 2,198            2,463           (10.8)             19.1              13.0
  Depreciation and amort             213              253           (15.8)              1.9               1.3
                                --------         --------        --------          --------          --------
      Total                       20,601           23,840           (13.6)            179.1             125.9
                                --------         --------        --------          --------          --------

      Pretax income             $ (4,196)        $    630              NM             (36.5)              3.4
                                ========         ========        ========          ========          ========

NM - Not meaningful


THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues decreased $8.1 million, or 33.0%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 25% decrease in the number of vehicles sold, and (ii) a 20% decrease in the average sales price per retail vehicle sold. Beginning in March 2001 Smart Choice changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold. In addition, Smart Choice also reduced the average retail sales price per unit by 20% during the current fiscal period. Smart Choice believes that by selling a lower priced vehicle and financing it over a shorter term, its credit losses will decline.

   Smart Choice reported a pretax loss of $4.2 million for the three months ended July 31, 2001 as compared to $.6 million pretax income for the same period in the prior fiscal year. The $4.8 million decrease is principally the result of
(i) the provision for credit losses increasing to $7.2 million in the current fiscal period from $5.8 million in the same period in the prior fiscal year ($1.4 million), (ii) cost of sales increasing to 60.0% of sales and other in the current fiscal period from 56.8% in the same period in the prior fiscal year ($.4 million), and (iii) a 33% decrease in revenues without a corresponding decrease in costs and expenses. Smart Choice believes that changes in the structure of its installment sales contracts and inventory mix beginning in May 2000 and continuing into February 2001 may have contributed to the increase in credit losses during the three months ended July 31, 2001. In particular, during this period Smart Choice sold a higher priced vehicle and shortened the term of its installment sales contracts. These actions increased the average monthly payment on its contracts to a level which may have made it difficult for certain customers to remain current in their payments. Many of the accounts charged-off and vehicles repossessed during the three months ended July 31, 2001 pertain to loans originated between May 2000 and February 2001. In March 2001 Smart Choice began selling lower priced vehicles and reduced the average interest rate charged on its loans which has decreased the average monthly payment required on its contracts. Smart Choice believes that by making its monthly payments more affordable, its credit losses will decline.

                                      OTHER
                             (Dollars in Thousands)

                                                                % Change
                                                                --------
                                   Three Months Ended             2001
                                        July 31,                   vs
                                  2001            2000            2000
                                -------         -------         -------
Revenues:
  Sales and other               $ 2,621         $ 4,340          (39.6)%
  Interest income                   866             947           (8.6)
                                -------         -------         ------
      Total                       3,487           5,287          (34.0)
                                -------         -------         ------

Costs and expenses:
  Cost of sales                                     584             NM
  Selling, gen and admin          2,943           3,800          (22.6)
  Prov for credit losses            111             133          (16.5)
  Interest expense                  649             744          (12.8)
  Depreciation and amort            162             625          (74.1)
  Write-down of equip               400                             NM
                                -------         -------         ------
      Total                       4,265           5,886          (27.5)
                                -------         -------         ------

Other income                        108                             NM
                                -------         -------         ------

      Pretax income             $  (670)        $  (599)          11.9
                                =======         =======         ======

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues decreased $1.8 million, or 34.0%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) excluding Precision ($1.7 million) and Crown El Salvador ($.6 million) from the Company's consolidated operating results in the current fiscal period as a result of the sale of 50% of Precision and all of Crown El Salvador in the prior year, partially offset by (ii) an increase in Concorde's revenues ($.8 million) as a result of greater mortgage loan originations and sales. Other pretax loss remained relatively unchanged during the three months ended July 31, 2001 as compared to the same period in the prior fiscal period. The increase in Concorde's pretax income ($.3 million) was more than offset by a write-down of certain equipment at Crown ($.4 million) that after review and evaluation was determined to be impaired.



LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $1.6 million for the three months ended July 31, 2001 as compared to $11.1 million for the same period in the prior fiscal year. The $9.5 million decrease was principally the result of the net finance receivables portfolio increasing by $8.7 million in the prior fiscal period as compared to a decrease of $2.2 million in the current fiscal period. During the current fiscal period, net cash was used in operating activities to reduce certain payables and accrued liabilities, and increase inventories. Net cash used in investing activities was $.7 million for the three months ended July 31, 2001 as compared to $1.9 million in the same period in the prior fiscal year. The $1.2 million decrease was principally the result of a decrease in the purchase of property and equipment ($.9 million). Net cash provided by financing activities was $2.4 million for the three months ended July 31, 2001 as compared to $7.2 million in the same period in the prior fiscal year. The $4.9 million decrease was principally the result of (i) a smaller increase in borrowings from revolving credit facilities ($2.9 million), and (ii) higher repayments of other debt ($1.9 million) in the current fiscal period as compared to the same period in the prior fiscal year.



                                      CROWN


   As of July 31, 2001 Crown's (parent company only) sources of liquidity included (i) $.8 million of cash on hand, (ii) $10.0 million of receivables from its subsidiaries, of which approximately $8.7 million was restricted due to the terms of the credit facilities of its subsidiaries, (iii) $1.5 million of other receivables, and (iv) the potential issuance of additional debt and/or equity, although Crown had no specific commitments or arrangements to issue such additional debt and/or equity. Crown expects that it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

                                    CAR-MART


   Car-Mart's sources of liquidity include cash from operations and its $35 million revolving credit facility with a group of banks, of which $34.3 million was outstanding at July 31, 2001. Based upon the collateral on hand at July 31, 2001, Car-Mart could have drawn an additional $.7 million on its revolving credit facility at such date. Car-Mart's revolving credit facility matures in January 2002. Car-Mart expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. Car-Mart believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.



                                      PAACO


   Paaco's sources of liquidity principally include cash on hand ($.7 million at July 31, 2001) and cash generated from operations. In addition, Paaco has a $62 million revolving credit facility with Finova, of which $59.0 million was outstanding at July 31, 2001. However, as of July 31, 2001, Smart Choice's revolving credit facility with Finova was in default, and there is a question as to whether such default is a basis for an event of default under Paaco's revolving credit facility (see Smart Choice discussion below). Accordingly, there is uncertainty as to whether Paaco is eligible to draw any additional monies under its revolving credit facility. Paaco's revolving credit facility matures in November 2004.

   It is unlikely that Finova will increase the size of Paaco's credit facility, or that Paaco could refinance such facility with a new lender since Paaco's advance rate (ie. 70% of eligible receivables and inventory) is believed to be above market. Accordingly, for the foreseeable future, Paaco's ability to expand its operations may be limited as a result of a shortage of additional capital. Consequently, Paaco anticipates operating its business at sales and asset levels consistent with its recent past, and not substantially expanding its operations.



                                  SMART CHOICE


   For the three months ended July 31, 2001 Smart Choice (excluding Paaco) reported a net loss of $2.7 million. Smart Choice has a $98 million revolving credit facility with Finova, of which $88.4 million was outstanding as of July 31, 2001. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility. Smart Choice is presently operating its business from the cash generated from the collection of its finance receivables and down payments received in connection with the sale of vehicles.

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

   (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

   (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

   Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Smart Choice as a going concern. Recoverability of a significant portion of the assets of Smart Choice may be materially impacted if Smart Choice ceases to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should Smart Choice be unable to continue in existence.

   As of July 31, 2001 Crown's investment in Paaco/Smart Choice was $19.0 million ($16.4 million equity and $2.6 million debt). In addition, Crown guarantees the credit facilities of Smart Choice and Paaco to a maximum combined amount of $5 million.

                                      OTHER


   Concorde's sources of liquidity include cash on hand ($.9 million at July 31, 2001) and its $25 million revolving credit facility with a bank, of which $14.3 million was outstanding at July 31, 2001. Concorde is able to borrow a specified percentage of eligible mortgage loans under the facility. Based upon eligible mortgage loans on hand at July 31, 2001, Concorde was fully advanced under its revolving credit facility. Concorde's revolving credit facility matures in September 2001.

   At April 30, 2001 Concorde was in violation of the $1.5 million minimum net worth covenant under its revolving credit facility. At July 31, 2001 Concorde's net worth exceeded the $1.5 million minimum threshold, however, the lender has not waived the prior default. Concorde expects to execute a new agreement with its lender to cure the violation when the current agreement expires in September 2001, or replace its credit facility with a different lender.

   In March 1996 the Company's Board of Directors approved a program, as amended, to repurchase up to 6,000,000 shares of the Company's common stock from time to time in the open market or in private transactions. As of July 31, 2001 the Company had repurchased 5,424,642 shares pursuant to this program. The timing and amount of future share repurchases, if any, will depend on various factors including market conditions, available alternative investments and the Company's financial position.



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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 8% to 26%. These finance receivables have remaining maturities from one to 42 months. Financial instruments also include mortgage loans held for sale. The Company does not experience significant market risk with such mortgage loans as they are generally sold within 45 days of origination or purchase. At July 31, 2001 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

             Change in             Change in
           Interest Rates       Pretax Earnings
           --------------       ---------------
                                 (in thousands)
                 +2%                $(2,427)
                 +1%                 (1,213)
                 -1%                  1,213
                 -2%                  2,427

                                     PART II


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Each of Paaco and Smart Choice have revolving credit facilities with Finova. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility, and Paaco may not be entitled to receive additional advances under its credit facility.

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

   (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

   (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

   Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Smart Choice as a going concern. Recoverability of a significant portion of the assets of Smart Choice may be materially impacted if Smart Choice ceases to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should Smart Choice be unable to continue in existence.

   As of July 31, 2001 Crown's investment in Paaco/Smart Choice was $19.0 million ($16.4 million equity and $2.6 million debt). In addition, Crown guarantees the credit facilities of Smart Choice and Paaco to a maximum combined amount of $5 million.

   At April 30, 2001 Concorde was in violation of the $1.5 million minimum net worth covenant under its revolving credit facility. At July 31, 2001 Concorde's net worth exceeded the $1.5 million minimum threshold, however, the lender has not waived the prior default. Concorde expects to execute an agreement with its lender to cure the violation when the current agreement expires in September 2001, or replace its credit facility with a different lender.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 None.

         (b)     Reports on Form 8-K:

                 During the fiscal quarter ended July 31, 2001 no reports on Form 8-K were filed.

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





Dated: September 13, 2001