Form 10-Q
period 2001-10-31
CROWN GROUP INC /TX/
filed 2001-12-17
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


       For the fiscal quarter ended:            Commission file number:
             OCTOBER 31, 2001                           0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                 Outstanding at
            Title of Each Class                                                 December 14, 2001
            -------------------                                                 -----------------

    Common stock, par value $.01 per share                                           6,747,524

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                  CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS



                                                                                       October 31, 2001
                                                                                          (unaudited)       April 30, 2001
                                                                                       ----------------     --------------

Assets:
    Cash and cash equivalents                                                            $   1,285,934      $     718,134
    Income tax receivable                                                                    2,126,251
    Notes and other receivables, net                                                         1,035,581          4,441,391
    Finance receivables, net                                                                68,977,908         61,969,879
    Inventory                                                                                2,955,729          3,013,293
    Prepaid and other assets                                                                   247,702            359,395
    Investments                                                                                200,000          3,473,761
    Deferred tax assets, net                                                                 7,614,441          5,401,487
    Property and equipment, net                                                              2,997,048          4,233,443
    Assets held for sale                                                                    26,253,075        218,909,333
                                                                                         -------------      -------------

                                                                                         $ 113,693,669      $ 302,520,116
                                                                                         =============      =============


Liabilities and stockholders' equity:
    Accounts payable                                                                     $   2,016,724      $   1,942,261
    Accrued liabilities                                                                      6,941,718          3,565,981
    Income taxes payable                                                                       633,309          4,987,609
    Revolving credit facility                                                               32,487,277         29,767,688
    Other notes payable                                                                      8,400,000         11,816,000
    Liabilities held for sale                                                               17,228,875        190,655,389
                                                                                         -------------      -------------
                                                                                            67,707,903        242,734,928
                                                                                         -------------      -------------

    Minority interests                                                                       1,802,229            852,935

    Commitments and contingencies
    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           6,722,267 issued and outstanding (6,980,367 at April 30, 2001)                       67,223             69,804
       Additional paid-in capital                                                           22,102,941         23,075,677
       Retained earnings                                                                    22,013,373         35,786,772
                                                                                         -------------      -------------
           Total stockholders' equity                                                       44,183,537         58,932,253
                                                                                         -------------      -------------

                                                                                         $ 113,693,669      $ 302,520,116
                                                                                         =============      =============



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                         CROWN GROUP, INC.
(UNAUDITED)


                                                                Three Months Ended                     Six Months Ended
                                                                   October 31,                            October 31,
                                                              2001               2000               2001               2000
                                                          ------------       ------------       ------------       ------------

    Revenues:
        Sales                                             $ 29,342,546       $ 23,641,678       $ 57,466,661       $ 46,001,358
        Interest income                                      2,424,987          2,130,486          4,839,894          4,233,773
                                                          ------------       ------------       ------------       ------------
                                                            31,767,533         25,772,164         62,306,555         50,235,131
                                                          ------------       ------------       ------------       ------------

    Costs and expenses:
        Cost of sales                                       16,032,843         12,912,987         31,042,937         25,020,075
        Selling, general and administrative                  5,166,307          4,728,088         10,175,257          9,450,132
        Provision for credit losses                          6,125,477          4,174,795         11,622,683          7,743,783
        Interest expense                                       847,563          1,043,120          1,782,407          2,027,335
        Depreciation and amortization                           72,470             83,733            157,620            167,267
        Restructuring charge                                 2,732,106                             2,732,106
        Write-down of investments and equipment              3,527,631                             3,927,631
                                                          ------------       ------------       ------------       ------------
                                                            34,504,397         22,942,723         61,440,641         44,408,592
                                                          ------------       ------------       ------------       ------------

            Income (loss) from continuing operations
               before taxes and minority interests          (2,736,864)         2,829,441            865,914          5,826,539

    Provision (benefit) for income taxes                      (709,071)         1,185,914            776,656          2,402,561
    Minority interests                                         125,702             81,887            279,860            156,261
                                                          ------------       ------------       ------------       ------------

            Income (loss) from continuing operations        (2,153,495)         1,561,640           (190,602)         3,267,717

    Discontinued operations:
        Income (loss) from discontinued operations,
          net of taxes and minority interests              (12,813,802)           (11,654)       (13,582,797)         1,049,411
                                                          ------------       ------------       ------------       ------------

            Net income (loss)                             $ 14,967,297)      $  1,549,986       $(13,773,399)      $  4,317,128
                                                          ============       ============       ============       ============


    Basic earnings (loss) per share:
        Continuing operations                             $       (.32)      $        .20       $       (.03)      $        .41
        Discontinued operations                                  (1.90)                                (2.00)               .13
                                                          ------------       ------------       ------------       ------------
            Total                                         $      (2.22)      $        .20       $      (2.03)      $        .54
                                                          ============       ============       ============       ============

    Diluted earnings (loss) per share:
        Continuing operations                             $       (.32)      $        .19       $       (.03)      $        .39
        Discontinued operations                                  (1.90)                                (2.00)               .12
                                                          ------------       ------------       ------------       ------------
            Total                                         $      (2.22)      $        .19       $      (2.03)      $        .51
                                                          ============       ============       ============       ============

    Weighted average number of shares outstanding:
        Basic                                                6,731,351          7,914,719          6,799,946          8,047,055
        Diluted                                              6,731,351          8,299,369          6,799,946          8,440,688



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                         CROWN GROUP, INC.
(UNAUDITED)


                                                                                            Six Months Ended
                                                                                               October 31,
                                                                                         2001                2000
                                                                                     -------------       -------------

Operating activities:
  Net income (loss)                                                                  $ (13,773,399)      $   4,317,128
  Add:  (Income) loss from discontinued operations                                      13,582,797          (1,049,411)
                                                                                     -------------       -------------
      Income (loss) from continuing operations                                            (190,602)          3,267,717

  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                        157,620             167,267
      Deferred income taxes                                                             (2,212,954)           (921,348)
      Provision for credit losses                                                       11,622,683           7,743,783
      Write-down of investments and equipment                                            3,927,631
      Minority interests                                                                   279,860             156,261
      Accretion of purchase discount                                                                           (27,268)
      Changes in operating assets and liabilities:
           Receivables                                                                   2,013,685           2,400,061
           Finance receivable originations                                             (52,319,326)        (41,763,217)
           Finance receivable collections                                               31,035,864          26,572,236
           Inventory acquired in repossession                                            2,752,750           2,255,031
           Inventory                                                                        57,564            (275,282)
           Prepaids and other assets                                                       111,693              71,615
           Accounts payable and accrued liabilities                                      3,123,455               6,803
           Income taxes payable                                                          1,454,700          (3,929,471)
                                                                                     -------------       -------------
                  Net cash provided by (used in) operating activities                    1,814,623          (4,275,812)
                                                                                     -------------       -------------

Investing activities:
  Purchase of property and equipment                                                      (666,345)           (433,888)
  Purchase of investments                                                                  (24,750)           (922,750)
                                                                                     -------------       -------------
                  Net cash used in investing activities                                   (691,095)         (1,356,638)
                                                                                     -------------       -------------

Financing activities:
  Sale of common stock                                                                                          60,937
  Purchase of common stock                                                                (975,317)         (2,350,800)
  Proceeds from revolving credit facility, net                                           2,719,589           1,957,451
  Repayments of other debt                                                              (2,300,000)
                                                                                     -------------       -------------
                  Net cash used in financing activities                                   (555,728)           (332,412)
                                                                                     -------------       -------------

Cash provided by (used in) discontinued operations                                       2,003,966            (996,091)
                                                                                     -------------       -------------

Increase (decrease) in cash and cash equivalents                                         2,571,766          (6,960,953)
Cash and cash equivalents at: Beginning of period                                        2,193,342           9,843,310
                                                                                     -------------       -------------
                              End of period                                              4,765,108           2,882,357

Less:  Cash and cash equivalents of discontinued operations                             (3,479,174)         (2,097,433)
                                                                                     -------------       -------------

       Cash and cash equivalents of continuing operations                            $   1,285,934       $     784,924
                                                                                     =============       =============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        CROWN GROUP, INC.

A -- DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown") is a holding company which owns a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") (collectively, Crown and Car-Mart are referred to as "the Company"). Car-Mart sells and finances the sale of used automobiles and trucks principally to consumers with limited or damaged credit histories. As of October 31, 2001 Car-Mart operated 52 stores in seven states.

   In addition, at October 31, 2001, Crown also owned (i) a 70% interest in Smart Choice Automotive Group, Inc. ("Smart Choice"), a used car sales and finance company, (ii) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001 Crown made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. Accordingly, the operating results of Smart Choice, Concorde and Precision, as well as the operating results of another business that was sold in the prior fiscal year, are included in discontinued operations (see Note I). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets held for sale" and "Liabilities held for sale", respectively, in the accompanying consolidated balance sheet.

B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective May 1, 2001. Such adoption did not have any impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has adopted SFAS 142 effective May 1, 2001. Such adoption did not have any impact on the continuing operations of the Company.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

   The Company adopted SFAS 144 effective August 1, 2001. Consequently, the operating results of Smart Choice, Concorde and Precision, which are presently held for sale, are included in discontinued operations. Assets and liabilities of these businesses held for sale are included in "Assets held for sale" and "Liabilities held for sale", respectively (see Note I).

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. In particular, the operating results of CG Incorporated S.A. de C.V. ("Crown El Salvador"), which was sold in April 2001, were not included in discontinued operations in the prior fiscal year due to the relatively insignificant size of its operations. However, in the current fiscal period, as the Company has other discontinued operations, the operating results of Crown El Salvador have been reclassified to discontinued operations for all periods presented.

C -- FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 18% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of October 31, 2001 and April 30, 2001 are as follows:

                                                                            October 31,          April 30,
                                                                                2001               2001
                                                                            ------------       ------------

                Finance receivables                                         $ 92,256,684       $ 83,439,089
                Unearned finance charges                                      (7,621,224)        (7,402,428)
                Allowance for credit losses                                  (15,657,552)       (14,066,782)
                                                                            ------------       ------------

                                                                            $ 68,977,908       $ 61,969,879
                                                                            ============       ============

   Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2001 and 2000 are as follows:

                                                                                  Six Months Ended
                                                                                     October 31,
                                                                               2001               2000
                                                                           ------------       ------------

                Balance at beginning of period                             $ 14,066,782       $ 11,492,611
                Provision for credit losses                                  11,522,683          7,743,783
                Net charge offs                                              (9,931,913)        (6,565,179)
                                                                           ------------       ------------

                    Balance at end of period                               $ 15,657,552       $ 12,671,215
                                                                           ============       ============

D -- PROPERTY AND EQUIPMENT

   A summary of property and equipment as of October 31, 2001 and April 30, 2001 is as follows:

                                                                        October 31,        April 30,
                                                                           2001              2001
                                                                        -----------      ------------

                    Land and buildings                                  $ 1,046,015      $    650,191
                    Furniture, fixtures and equipment                     1,940,253         3,826,051
                    Leasehold improvements                                  962,134           871,390
                    Less accumulated depreciation and amortization         (951,354)       (1,114,189)
                                                                        -----------      ------------

                                                                        $ 2,997,048      $  4,233,443
                                                                        ===========      ============

   For the six months ended October 31, 2001 and 2000 depreciation and amortization of property and equipment amounted to $157,620 and $167,267, respectively.

E - DEBT

   A summary of debt as of October 31, 2001 and April 30, 2001 is as follows:


                                                    Revolving Credit Facility
  ------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity       October 31, 2001       April 30, 2001
  ---------------    ---------------    -----------    -------------     ------------    ------------------    -----------------

   Car-Mart         Bank of America     $  35 million  Prime +   .88%      Jan   2002    $      32,487,277     $     29,767,688


                                                       Other Notes Payable
  ------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity       October 31, 2001       April 30, 2001
  ---------------    ---------------    -----------    -------------     ------------    ------------------    -----------------

   Crown            Car-Mart sellers        N/A        8.50%              Jan   2004     $       7,500,000     $      7,500,000
   Crown            Bank of America         N/A        8.00%              Sep   2001                                  2,316,000
   Crown            Regions Bank            N/A        Prime + .50%       May  2001                                   2,000,000
   Crown            First Mercantile        N/A        Prime + .25%       Sept  2002               900,000
                                                                                         ------------------    -----------------

                                                                                         $       8,400,000     $     11,816,000
                                                                                         ==================    =================

   Car-Mart's revolving credit facility is primarily collateralized by finance receivables and inventory. Crown's note payable to First Mercantile Bank is collateralized by equipment. Interest is payable monthly or quarterly on all of the Company's debt. Car-Mart's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. At October 31, 2001, all of Crown's $33.6 million equity investment in Car-Mart was restricted due to covenants in Car-Mart's revolving credit facility which prohibits distributions to Crown. The amount available to be drawn under Car-Mart's revolving credit facility is a function of eligible finance receivables. Based on eligible finance receivables at October 31, 2001, Car-Mart could have drawn an additional $2.5 million under its revolving credit facility.

   As of October 31, 2001 Crown guaranteed the revolving credit facilities of certain of Smart Choice's subsidiaries with Finova Capital Corporation ("Finova") up to a maximum amount of $5 million. However, on November 8, 2001 Crown entered into a settlement agreement with Finova that released Crown from this guarantee in exchange for the payment of $1 million to Finova, and granting Finova a 120 day option to purchase Crown's equity interest in Smart Choice for $1.00 (see Note F).

F -- SETTLEMENT AGREEMENTS WITH SMART CHOICE'S LENDER

                       SMART CHOICE AGREEMENT WITH FINOVA

   On November 8, 2001, Crown's 70% owned subsidiary, Smart Choice, and certain of Smart Choice's subsidiaries, entered into a forbearance agreement with Finova, the primary lender to Smart Choice's subsidiaries, that resulted in the foreclosure of receivables and inventory of certain Florida-based subsidiaries of Smart Choice (the "Florida Finance Group"), and the probable sale of Smart Choice's wholly-owned subsidiaries, Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation (collectively, "Paaco"), to Finova.

   Prior to November 9, 2001, the Florida Finance Group sold and financed used cars and trucks in Florida. Paaco sells and finances used cars and trucks in Texas. The Florida Finance Group had, and Paaco continues to have, a revolving credit facility with Finova. Prior to November 9, 2001, the Florida Finance Group was over-advanced on its revolving credit facility ($25 million over-advanced at September 30, 2001), which constituted an event of default under the facility.

   Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owes Finova $33.4 million (the "Deficiency").

   Further, as part of the forbearance agreement, Smart Choice granted Finova
(i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the exercise of the Paaco Option. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding, of which Crown owns approximately 6.9 million shares. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

   As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 Smart Choice began to wind-down its Florida-based operations. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. If the exercise of the Paaco Option is closed as expected, Smart Choice's remaining assets would consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets. Assuming the sale of Paaco, management presently anticipates that Smart Choice's remaining assets will likely be sold by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

                           CROWN AGREEMENT WITH FINOVA

   Separately, Crown entered into a settlement agreement with Finova that provides for Crown to (i) pay Finova $1 million in cash, and (ii) grant Finova an option to purchase Crown's 6.9 million shares of Smart Choice common stock for $1.00, in exchange for Finova unconditionally releasing Crown from its $5 million guaranty of the Florida Finance Group's and Paaco's obligations to Finova. As a result of these transactions and operating losses at Smart Choice, Crown's equity investment in Smart Choice, which totaled $16.4 million at July 31, 2001, has been written off as of October 31, 2001. In addition, as a result of revised subordination language that requires Finova to be paid in full prior to Crown receiving any note payments from Paaco, Crown has fully reserved its $1.6 million receivable from Paaco as of October 31, 2001. Crown anticipates that it will receive a federal income tax benefit of approximately $6.1 million following the ultimate disposition of its investment in Smart Choice. The write-off of Crown's investment in Smart Choice and the loss resulting from the $1 million guaranty payment to Finova and related tax benefits, are included in discontinued operations (see Note I).

G -- WRITE-DOWN OF INVESTMENTS AND EQUIPMENT

   During the second quarter ended October 31, 2001, financing for early-stage emerging technology/Internet investments, such as the Company's Monarch Venture Partners' Fund I, L.P. ("Monarch") and Mariah Vision 3, Inc. ("Mariah"), became increasingly difficult to obtain. The adverse conditions in the capital markets, combined with poor operating results and prospects of Mariah and some of Monarch's investee companies, caused the Company to consider whether its carrying value of Mariah and Monarch were impaired. After review and analysis, the Company wrote-down the carrying value of Mariah and Monarch and certain equipment as follows (in thousands):

                                                  Three Months       Six Months
                                                      Ended             Ended
                                                   October 31,       October 31,
                                                      2001              2001
                                                  ------------       ----------

                                  Monarch            $ 1,649          $ 1,649
                                  Mariah               1,650            1,650
                                  Equipment              229              629
                                                     -------          -------

                                                     $ 3,528          $ 3,928
                                                     =======          =======

   The Company's remaining investment in Monarch and Mariah at October 31, 2001 was $200,000 and $0, respectively, and is included in "Investments" in the accompanying consolidated balance sheet.

H -- RESTRUCTURING CHARGE

   As discussed in Note I, in October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. As a result, the Company recorded severance ($2.6 million) and office closing costs ($.1 million) aggregating $2.7 million during the period ended October 31, 2001. No amounts were paid as of October 31, 2001.

I -- DISCONTINUED OPERATIONS

   In October 2001 Crown made the decision to sell all its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. This decision was based on management's desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company's other subsidiaries. In addition, management believes that the Company's ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company's common stock. Accordingly, the Company plans to sell its equity interests in Smart Choice, Concorde and Precision. It is anticipated the sale of these businesses will be completed by October 31, 2002. In addition, in April 2001, the Company sold its Crown El Salvador subsidiary.

   As discussed in Note F, Crown wrote off its investment in Smart Choice in October 2001. At October 31, 2001 Smart Choice had assets of $151.1 million and liabilities of $170.4 million. The assets and liabilities of Smart Choice are not included in assets held for sale and liabilities held for sale, respectively, at October 31, 2001 as at such date (i) Crown's investment in Smart Choice was reduced to zero, and (ii) Crown is not liable for, or a guarantor of, any of the obligations of Smart Choice other than $1.0 million to Finova (Smart Choice's principal lender) pursuant to a settlement agreement. The $1.0 million settlement amount was accrued at October 31, 2001 and paid in November 2001. A summary of assets held for sale and liabilities held for sale as of October 31, 2001 and April 30, 2001 is as follows (in thousands):

                                                                                   October 31,          April 30,
                                                                                      2001                 2001
                                                                                   -----------          ---------

         Assets held for sale:
             Mortgage loans held for sale, net                                      $  21,485           $  16,200
             Finance receivables, net                                                                     149,656
             Inventory                                                                                      7,980
             Property and equipment, net                                                  602              12,783
             Deferred tax asset, net                                                                       15,902
             Other                                                                      4,166              16,388
                                                                                    ---------           ---------

                                                                                    $  26,253           $ 218,909
                                                                                    =========           =========


         Liabilities held for sale:
             Accounts payable and accrued liabilities                               $   1,915           $  13,255
             Deferred sales tax                                                                             4,963
             Revolving credit facilities                                               15,207             160,294
             Notes payable to Crown                                                     3,275               6,112
             Other notes payable                                                           33               7,495
             Minority interests                                                            74               4,648
                                                                                    ---------           ---------

                                                                                       20,504             196,767
             Less:  Notes payable to Crown                                             (3,275)             (6,112)
                                                                                    ---------           ---------

                                                                                    $  17,229           $ 190,655
                                                                                    =========           =========

   As of October 31, 2001 and April 30, 2001 the Company's equity investment in businesses held for sale was as follows (in thousands):

                                                                                  October 31,           April 30,
                                                                                      2001                 2001
                                                                                  -----------           ---------

            Smart Choice                                                            $   --              $ 17,591
            Concorde                                                                   2,294               1,354
            Precision                                                                  3,455               3,197
                                                                                    --------            --------

                                                                                    $  5,749            $ 22,142
                                                                                    ========            ========

   Operating results are presented for the discontinued operations of the Company by business segment for the three and six months ended October 31, 2001 and 2000. The segments include Smart Choice and other. The Smart Choice segment includes the results of the Florida Finance Group and Paaco. For the three and six months ended October 31, 2001 "Other" includes Concorde and the Company's equity investment in Precision. For the three and six months ended October 31, 2000 "Other" includes Concorde, Precision and Crown El Salvador. The Company's discontinued operations by business segment for the three and six months ended October 31, 2001 and 2000 are as follows (in thousands):

                                  Three Months Ended October 31, 2001             Six Months Ended October 31, 2001
                               ------------------------------------------     ------------------------------------------
                               S. Choice         Other          Total          S. Choice        Other          Total
                               -----------    ------------    -----------     ------------   ------------    -----------

Revenues                         $ 43,218      $    3,618      $  46,836        $  89,748      $   6,926      $  96,674

Costs and expenses:
    Cost of sales                  21,947                         21,947           45,127                        45,127
    Selling, gen. and admin.       11,055           2,094         13,149           21,833          4,125         25,958
    Prov. for credit loss           9,988             406         10,394           21,040            517         21,557
    Interest expense                3,430             345          3,775            7,130            749          7,879
    Depreciation and amort.           430              58            488              845            168          1,013
    Write-down of assets           39,294                         39,294           39,294                        39,294
    Loss in excess of basis       (19,349)                       (19,349)         (19,349)                      (19,349)
                                ---------      ----------      ---------        ---------      ---------      ---------
                                   66,795           2,903         69,698          115,920          5,559        121,479
                                ---------      ----------      ---------        ---------      ---------      ---------

    Income (loss) before tax
      and minority interests      (23,577)            715        (22,862)         (26,172)         1,367        (24,805)

Prov. (benefit) for taxes          (6,184)            192        (5,992)           (7,025)           377         (6,648)
Minority interests                 (4,129)             73        (4,056)           (4,647)            73         (4,574)
                                ---------      ----------      ---------        ---------      ---------      ---------

    Income (loss) from
      discontinued operations   $ (13,264)     $      450      $ (12,814)       $ (14,500)     $     917      $ (13,583)
                                ==========     ==========      =========        =========      =========      =========


                                 Three Months Ended October 31, 2000             Six Months Ended October 31, 2000
                               -----------------------------------------      -----------------------------------------
                               S. Choice        Other          Total          S. Choice        Other          Total
                               -----------    -----------    -----------      -----------    -----------    -----------

Revenues                         $ 59,375      $   4,601      $  63,976        $ 112,808        $ 9,359      $ 122,167

Costs and expenses:
    Cost of sales                  30,755            595         31,350           56,943          1,180         58,123
    Selling, gen. and admin.       10,855          2,861         13,716           20,659          5,536         26,195
    Prov. for credit loss          11,446            107         11,553           22,038            240         22,278
    Interest expense                4,539            531          5,070            8,737          1,074          9,811
    Depreciation and amort.           524            483          1,007            1,032            934          1,966
    Write-down of assets                             800            800                             800            800
                                 --------      ---------      ---------        ---------        -------      ---------
                                   58,119          5,377         63,496          109,409          9,764        119,173
                                 --------      ---------      ---------        ---------        -------      ---------

    Income (loss) before tax
      and minority interests        1,256           (776)           480            3,399           (405)         2,994

Prov. (benefit) for taxes             524           (283)           241            1,354            (80)         1,274
Minority interests                    250                           250              670                           670
                                 --------      ---------      ---------        ---------        -------      ---------

    Income (loss) from
      discontinued operations    $    482      $    (493)     $    (11)        $   1,375        $  (325)     $   1,050
                                 ========      =========      =========        =========        =======      =========

J -- EARNINGS PER SHARE

   Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include, where appropriate, the assumed exercise or conversion of warrants and options to purchase common stock. Diluted loss per share is the same as basic loss per share in 2001 since common stock equivalents are excluded from the computation as they are antidilutive. In computing diluted earnings per share, the Company utilized the treasury stock method.

   Basic and diluted weighted average shares outstanding, which are used in the calculation of basic and diluted earnings (loss) per share, are as follows for the periods ended October 31:

                                                      Three Months Ended                 Six Months Ended
                                                          October 31,                       October 31,
                                                    2001              2000             2001             2000
                                                ------------     ------------      ------------     ------------

  Weighted average shares outstanding-basic        6,731,351        7,914,719         6,799,946        8,047,055
  Dilutive options and warrants                                       384,650                            393,633
                                                ------------     ------------      ------------     ------------

  Weighted average shares outstanding-diluted      6,731,351        8,299,369         6,799,946        8,440,688
                                                ============     ============      ============     ============

  Antidilutive securities not included:
        Options and warrants                       1,510,000          445,000         1,510,000          432,500
                                                ============     ============      ============     ============

K -- COMMITMENTS AND CONTINGENCIES

Car-Mart Stock Options

   In connection with the Company's acquisition of Car-Mart in January 1999, Car-Mart issued options to certain employees to purchase an aggregate 10% interest in Car-Mart. Such options become exercisable over a period of approximately five years and are subject to meeting certain annual earnings targets. The earnings targets are established each year by Car-Mart's Board of Directors. Pursuant to such option plan, as of October 31, 2001 Car-Mart employees had purchased, or had the right to purchase at a nominal cost, an aggregate 5% interest in Car-Mart. Options to purchase the remaining 5% interest become exercisable upon meeting the earnings targets for the fiscal years ending April 30, 2002 and 2003.

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

L -- SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the six months ended October 31, 2001 and 2000 are as follows:

                                                                               Six Months Ended
                                                                                 October 31,
                                                                             2001             2000
                                                                          -----------      ------------

           Interest paid                                                  $ 1,685,584      $  1,921,428
           Income taxes paid                                                3,661,161         7,243,383

M - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the continuing operations of the Company by business segment for the three months ended October 31, 2001 and 2000. The segments are categorized by legal entity, which is how management organizes its segments for making operating decisions and assessing performance. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the three months ended October 31, 2001 and 2000 are as follows (in thousands):


                                                       Three Months Ended October 31, 2001
                                           -----------------------------------------------------------
                                             Car-Mart       Corporate     Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     29,343                                   $     29,343
    Interest income                               2,268   $        240    $        (83)          2,425
                                           ------------   ------------    ------------    ------------
          Total                                  31,611            240             (83)         31,768
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                16,033                                         16,033
    Selling, gen. and admin                       4,624            542                           5,166
    Prov. for credit losses                       6,026            100                           6,126
    Interest expense                                732            198             (83)            847
    Depreciation and amort                           36             36                              72
    Restructuring charge                                         2,732                           2,732
    Write-down of investments/equip                              3,528                           3,528
                                           ------------   ------------    ------------    ------------
          Total                                  27,451          7,136             (83)         34,504
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      4,160   $     (6,896)   $         --    $     (2,736)
                                           ============   ============    ============    ============

Capital expenditures                       $        384   $         --    $         --    $        384
                                           ============   ============    ============    ============

Total assets                               $     80,530   $     57,735
                                           ============   ============


                                                         Three Months Ended October 31, 2000
                                           -----------------------------------------------------------
                                             Car-Mart       Corporate     Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     23,641                                   $     23,641
    Interest income                               1,901   $        340    $       (110)          2,131
                                           ------------   ------------    ------------    ------------
          Total                                  25,542            340            (110)         25,772
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                12,913                                         12,913
    Selling, gen. and admin                       3,681          1,047                           4,728
    Prov. for credit losses                       4,175                                          4,175
    Interest expense                                952            201            (110)          1,043
    Depreciation and amort                           38             46                              84
                                           ------------   ------------    ------------    ------------
          Total                                  21,759          1,294            (110)         22,943
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      3,783   $       (954)   $         --    $      2,829
                                           ============   ============    ============    ============

Capital expenditures                       $        290   $          2    $         --    $        292
                                           ============   ============    ============    ============

Total assets                               $     64,597   $     73,315
                                           ============   ============

   The Company's continuing operations and other financial data by business segment for the six months ended October 31, 2001 and 2000 are as follows (in thousands):


                                                          Six Months Ended October 31, 2001
                                           -----------------------------------------------------------
                                             Car-Mart      Corporate      Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     57,467                                   $     57,467
    Interest income                               4,501   $        516    $       (177)          4,840
                                           ------------   ------------    ------------    ------------
          Total                                  61,968            516            (177)         62,307
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                31,043                                         31,043
    Selling, gen. and admin                       8,721          1,454                          10,175
    Prov. for credit losses                      11,523            100                          11,623
    Interest expense                              1,516            443            (177)          1,782
    Depreciation and amort                           70             88                             158
    Restructuring charge                                         2,732                           2,732
    Write-down of investments/equip                              3,928                           3,928
                                           ------------   ------------    ------------    ------------
          Total                                  52,873          8,745            (177)         61,441
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      9,095   $     (8,229)   $         --    $        866
                                           ============   ============    ============    ============

Capital expenditures                       $        513   $        153    $         --    $        666
                                           ============   ============    ============    ============

Total assets                               $     80,530   $     57,735
                                           ============   ============


                                                         Six Months Ended October 31, 2000
                                           -----------------------------------------------------------
                                             Car-Mart       Corporate     Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     46,001                                   $     46,001
    Interest income                               3,669   $        830    $       (265)          4,234
                                           ------------   ------------    ------------    ------------
          Total                                  49,670            830            (265)         50,235
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                25,020                                         25,020
    Selling, gen. and admin                       7,278          2,172                           9,450
    Prov. for credit losses                       7,744                                          7,744
    Interest expense                              1,890            403            (265)          2,028
    Depreciation and amort                           77             90                             167
                                           ------------   ------------    ------------    ------------
          Total                                  42,009          2,665            (265)         44,409
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      7,661   $     (1,835)   $         --    $      5,826
                                           ============   ============    ============    ============

Capital expenditures                       $        425   $          9    $         --    $        434
                                           ============   ============    ============    ============

Total assets                               $     64,597   $     73,315
                                           ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.



FORWARD-LOOKING INFORMATION

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company's business, the Company's ability to effectively underwrite and collect its installment loans, changes in estimates and assumptions in determining the adequacy of the Company's allowance for credit losses, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.



OVERVIEW

   Crown Group, Inc. ("Crown") is a holding company which owns a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") (collectively, Crown and Car-Mart are referred to as "the Company"). Car-Mart sells and finances the sale of used automobiles and trucks principally to consumers with limited or damaged credit histories. As of October 31, 2001 Car-Mart operated 52 stores in seven states.

   In addition, at October 31, 2001, Crown also owned (i) a 70% interest in Smart Choice Automotive Group, Inc. ("Smart Choice"), a used car sales and finance company, (ii) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (iii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001 Crown made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. Accordingly, the operating results of Smart Choice, Concorde and Precision, as well as the operating results of another business that was sold in the prior fiscal year, are included in discontinued operations (see Note I). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets held for sale" and "Liabilities held for sale", respectively, in the accompanying consolidated balance sheet.

RESULTS OF CONTINUING OPERATIONS

   Operating results are presented for the continuing operations of the Company by business segment for the three and six months ended October 31, 2001 and 2000. These segments are categorized by legal entity, which is how management organizes its segments for making operating decisions and assessing performance. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the three and six months ended October 31, 2001 and 2000 is as follows:


                                  CONSOLIDATED
                                 (In Thousands)


                                     Revenues                                          Pretax Income (Loss)
               ----------------------------------------------------    ----------------------------------------------------
                  Three Months Ended           Six Months Ended           Three Months Ended          Six Months Ended
                      October 31,                 October 31,                 October 31,                October 31,
               ------------------------    ------------------------    ------------------------    ------------------------
                  2001          2000          2001          2000          2001          2000          2001          2000
               ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Car-Mart       $   31,611    $   25,542    $   61,968    $   49,670    $    4,160    $    3,783    $    9,095    $    7,661
Corporate             240           340           516           830        (6,896)         (954)       (8,229)       (1,835)
Eliminations          (83)         (110)         (177)         (265)
               ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Consolidated   $   31,768    $   25,772    $   62,307    $   50,235    $   (2,736)   $    2,829    $      866    $    5,826
               ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========


THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues increased $6.0 million, or 23.3%, for the three months ended October 31, 2001 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 52.0 in the current fiscal period from 44.0 in the prior fiscal period, and (ii) increasing the average number of retail vehicles sold per Car-Mart store by 4.2%. Pretax loss was $2.7 million for the three months ended October 31, 2001 as compared to pretax income of $2.8 million in the same period in the prior fiscal year, a decrease of $5.6 million. The decrease was principally the result of (i) the three months ended October 31, 2001 including a $2.7 million restructuring charge and a $3.5 million write-down of investments and equipment, with no comparable charge or write-down in the prior fiscal period, partially offset by (ii) higher earnings at Car-Mart ($.4 million).

   The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.


SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues increased $12.1 million, or 24.0%, for the six months ended October 31, 2001 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 51.2 in the current fiscal period from 43.0 in the prior fiscal period, and (ii) increasing the average number of retail vehicles sold per Car-Mart store by 2.8%. Pretax income was $.9 million for the six months ended October 31, 2001 as compared to $5.8 million in the same period in the prior fiscal year, a decrease of $5.0 million. The decrease was principally the result of (i) the six months ended October 31, 2001 including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment, with no comparable charge or write-down in the prior fiscal period, partially offset by (ii) higher earnings at Car-Mart ($1.4 million).

   The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

                                    CAR-MART
                             (Dollars in Thousands)



                                                                   % Change                As a % of Sales
                                                                 -------------     ------------------------------
                                        Three Months Ended            2001               Three Months Ended
                                            October 31,                vs                    October 31,
                                      2001            2000            2000              2001             2000
                                 -------------   -------------   -------------     -------------    -------------
Revenues:
  Sales                          $      29,343   $      23,641            24.1%            100.0%           100.0%
  Interest income                        2,268           1,901            19.3               7.7              8.0
                                 -------------   -------------   -------------     -------------    -------------
      Total                             31,611          25,542            23.8             107.7            108.0
                                 -------------   -------------   -------------     -------------    -------------

Costs and expenses:
  Cost of sales                         16,033          12,913            24.2              54.6             54.6
  Selling, gen and admin                 4,624           3,681            25.6              15.8             15.6
  Prov. for credit losses                6,026           4,175            44.3              20.5             17.7
  Interest expense                         732             952           (23.1)              2.5              4.0
  Depreciation and amort                    36              38            (5.3)               .1               .1
                                 -------------   -------------   -------------     -------------    -------------
      Total                             27,451          21,759            26.2              93.5             92.0
                                 -------------   -------------   -------------     -------------    -------------

      Pretax income              $       4,160   $       3,783            10.0              14.2             16.0
                                 =============   =============   =============     =============    =============


THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues increased $6.1 million, or 23.8%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of regular and satellite stores in operation to 52.0 in the current fiscal period from 44.0 in the prior fiscal period, and (ii) increasing the average number of retail vehicles sold per store by 4.2%. Pretax income increased $.4 million, or 10.0%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of increased revenues (23.8%), partially offset by higher costs and expenses as a percentage of sales (1.5%). Pretax income as a percentage of sales decreased to 14.2% in the three months ended October 31, 2001, from 16.0% in the three months ended October 31, 2000, a decrease of 1.8%. The decrease was principally the result of a higher provision for credit loss, partially offset by lower interest expense associated with a decrease in the prime interest rate. The Company believes the higher provision for credit loss as a percentage of sales, 20.5% during the three months ended October 31, 2001 as compared to 17.7% in the same period in the prior fiscal year, is due to a general slowdown in the economy during the three months ended October 31, 2001 as compared to the same period in the prior fiscal year.


                                                                   % Change                As a % of Sales
                                                                 -------------     ------------------------------
                                        Six Months Ended              2001               Six Months Ended
                                            October 31,                vs                    October 31,
                                      2001            2000            2000             2001             2000
                                 -------------   -------------   -------------     -------------    -------------
Revenues:
  Sales                          $      57,467   $      46,001            24.9%            100.0%           100.0%
  Interest income                        4,501           3,669            22.7               7.8              8.0
                                 -------------   -------------   -------------     -------------    -------------
      Total                             61,968          49,670            24.8             107.8            108.0
                                 -------------   -------------   -------------     -------------    -------------

Costs and expenses:
  Cost of sales                         31,043          25,020            24.1              54.0             54.4
  Selling, gen and admin                 8,721           7,278            19.8              15.2             15.8
  Prov. for credit losses               11,523           7,744            48.8              20.1             16.8
  Interest expense                       1,516           1,890           (19.8)              2.6              4.1
  Depreciation and amort                    70              77            (9.1)               .1               .2
                                 -------------   -------------   -------------     -------------    -------------
      Total                             52,873          42,009            25.9              92.0             91.3
                                 -------------   -------------   -------------     -------------    -------------

      Pretax income              $       9,095   $       7,661            18.7              15.8             16.7
                                 =============   =============   =============     =============    =============

SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues increased $12.3 million, or 24.8%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of regular and satellite stores in operation to 51.2 in the current fiscal period from 43.0 in the prior fiscal period, (ii) increasing the average sales price per retail vehicle by approximately .6%, and (iii) increasing the average number of retail vehicles sold per dealership by 2.8%. Pretax income increased $1.4 million, or 18.7%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increased revenues (24.8%), partially offset by higher costs and expenses as a percentage of sales (.7%). Pretax income as a percentage of sales decreased to 15.8% in the six months ended October 31, 2001, from 16.7% in the six months ended October 31, 2000, a decrease of .9%. The decrease was principally the result of a higher provision for credit loss, partially offset by lower interest expense associated with a decrease in the prime interest rate. The Company believes the higher provision for credit loss as a percentage of sales, 20.1% during the six months ended October 31, 2001 as compared to 16.8% in the same period in the prior fiscal year, is due to a general slowdown in the economy during the six months ended October 31, 2001 as compared to the same period in the prior fiscal year.


                                    CORPORATE
                             (Dollars in Thousands)



                                                                      % Change                                         % Change
                                                                    ------------                                     ------------
                                           Three Months Ended           2001                Six Months Ended             2001
                                               October 31,               vs                    October 31,                vs
                                         2001            2000           2000             2001            2000            2000
                                    ------------    ------------    ------------     ------------    ------------    ------------
Revenues:
  Interest income                   $        240    $        340           (29.4)%   $        516    $        830           (37.8)%
                                    ------------    ------------    ------------     ------------    ------------    ------------
      Total                                  240             340           (29.4)             516             830           (37.8)
                                    ------------    ------------    ------------     ------------    ------------    ------------

Costs and expenses:
  Selling, gen and admin                     542           1,047           (48.2)           1,454           2,172           (33.1)
  Prov. for credit losses                    100                              NM              100                              NM
  Interest expense                           198             201            (1.5)             443             403             9.9
  Depreciation and amort                      36              46           (21.7)              88              90            (2.2)
  Restructuring charge                     2,732                              NM            2,732                              NM
  Write-down of investments/equip          3,528                              NM            3,928                              NM
                                    ------------    ------------    ------------     ------------    ------------    ------------
      Total                                7,136           1,294              NM            8,745           2,665              NM
                                    ------------    ------------    ------------     ------------    ------------    ------------

      Pretax income (loss)          $     (6,896)   $       (954)             NM     $     (8,229)   $     (1,835)             NM
                                    ============    ============    ============     ============    ============    ============

NM = Not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Pretax loss increased to $6.9 million for the three months ended October 31, 2001 from $1.0 million for the three months ended October 31, 2000, an increase of $5.9 million. The increase was principally the result of the three months ended October 31, 2001 including a $2.7 million restructuring charge and a $3.5 million write-down of investments and equipment, with no comparable charge or write-down in the prior fiscal period. The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001. Selling, general and administrative expenses decreased $.5 million for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its corporate headquarters in anticipation of a planned relocation to Rogers, Arkansas.


SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Pretax loss increased to $8.2 million for the six months ended October 31, 2001 from $1.8 million for the six months ended October 31, 2000, an increase of $6.4 million. The increase was principally the result of including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment in the current fiscal period, with no comparable charge or write-down in the prior fiscal period. The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001. Selling, general and administrative expenses decreased $.7 million for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its corporate headquarters in anticipation of a planned relocation to Rogers, Arkansas.

RESULTS OF DISCONTINUED OPERATIONS

   Operating results are presented for the discontinued operations of the Company by business segment for the three and six months ended October 31, 2001 and 2000. The segments include Smart Choice and other. The Smart Choice segment includes the results of the Florida Finance Group and Paaco. For the three and six months ended October 31, 2001 "Other" includes Concorde and the Company's equity investment in Precision. For the three and six months ended October 31, 2000 "Other" includes Concorde, Precision and Crown El Salvador. The Company's discontinued operations by business segment for the three and six months ended October 31, 2001 and 2000 are as follows (in thousands):


                                  SMART CHOICE
                             (Dollars in Thousands)


                                                                     % Change                                          % Change
                                                                  -------------                                      -------------
                                        Three Months Ended             2001                Six Months Ended              2001
                                             October 31,                vs                    October 31,                 vs
                                      2001             2000            2000              2001             2000           2000
                                 -------------    -------------   -------------     -------------    -------------   -------------
Revenues:

  Sales and other                $      34,407    $      49,821           (30.9)%   $      71,280    $      93,841           (24.0)%
  Interest income                        8,811            9,554            (7.8)           18,468           18,967            (2.6)
                                 -------------    -------------   -------------     -------------    -------------   -------------
      Total                             43,218           59,375           (27.2)           89,748          112,808           (20.4)
                                 -------------    -------------   -------------     -------------    -------------   -------------

Costs and expenses:
  Cost of sales                         21,947           30,755           (28.6)           45,127           56,943           (20.8)
  Selling, gen and admin                11,055           10,855             1.8            21,833           20,659             5.7
  Prov. for credit losses                9,988           11,446           (12.7)           21,040           22,038            (4.5)
  Interest expense                       3,430            4,539           (24.4)            7,130            8,737           (18.4)
  Depreciation and amort                   430              524           (17.9)              845            1,032           (18.1)
  Write-down of assets                  39,294                               NM            39,294                               NM
  Loss in excess of basis              (19,349)                              NM           (19,349)                              NM
                                 -------------    -------------   -------------     -------------    -------------   -------------
      Total                             66,795           58,119              NM           115,920          109,409              NM
                                 -------------    -------------   -------------     -------------    -------------   -------------

      Pretax income (loss)       $     (23,577)   $       1,256              NM     $     (26,172)   $       3,399              NM
                                 =============    =============   =============     =============    =============   =============

NM = Not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $16.2 million, or 27.2%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 39.0% decrease in the number of vehicles sold, and (ii) a 32.6% decrease in the average sales price per retail vehicle sold at Smart Choice's Florida Finance Group subsidiaries. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Smart Choice reported a pretax loss of $23.6 million for the three months ended October 31, 2001 as compared to $1.3 million pretax income for the same period in the prior fiscal year. The $24.8 million decrease is principally the result of a $39.3 million write-down of assets, partially offset by a $19.3 million credit which represents Smart Choice stockholders' deficit at October 31, 2001. Once Crown's investment in Smart Choice was reduced to zero, no additional losses were recorded by Crown to reflect losses at Smart Choice. The $39.3 million write-down pertains to certain Smart Choice assets (finance receivables, property and equipment, deferred tax assets and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note F to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses have not decreased proportionately with its 50.8% decrease in revenues.

SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $23.1 million, or 20.4%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 32.9% decrease in the number of vehicles sold, and (ii) a 26.3% decrease in the average sales price per retail vehicle sold at Smart Choice's Florida Finance Group subsidiaries. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Smart Choice reported a pretax loss of $26.2 million for the six months ended October 31, 2001 as compared to $3.4 million pretax income for the same period in the prior fiscal year. The $29.6 million decrease is principally the result of a $39.3 million write-down of assets, partially offset by a $19.3 million credit which represents Smart Choice stockholders' deficit at October 31, 2001. Once Crown's investment in Smart Choice was reduced to zero, no additional losses were recorded by Crown to reflect losses at Smart Choice. The $39.3 million write-down pertains to certain Smart Choice assets (finance receivables, property and equipment, deferred tax assets and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note F to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses have not decreased proportionately with its 50.0% decrease in revenues.


                                      OTHER
                             (Dollars in Thousands)


                                                                  % Change                                        % Change
                                                                ------------                                    ------------
                                       Three Months Ended           2001                Six Months Ended           2001
                                          October 31,                vs                   October 31,                vs
                                     2001            2000           2000             2001           2000            2000
                                 ------------   ------------    ------------     ------------   ------------    ------------
Revenues:
  Sales and other                $      3,054   $      4,118           (25.8)%   $      5,782   $      8,392           (31.1)%
  Interest income                         564            483            16.8            1,144            967            18.3
                                 ------------   ------------    ------------     ------------   ------------    ------------
      Total                             3,618          4,601           (21.4)           6,926          9,359           (26.0)
                                 ------------   ------------    ------------     ------------   ------------    ------------

Costs and expenses:
  Cost of sales                                          595              NM                           1,180              NM
  Selling, gen and admin                2,094          2,861           (26.8)           4,125          5,536           (25.5)
  Prov. for credit losses                 406            107           279.4              517            240           115.4
  Interest expense                        345            531           (35.0)             749          1,074           (30.3)
  Depreciation and amort                   58            483           (88.0)             168            934           (82.0)
  Write-down of assets                                   800              NM                             800              NM
                                 ------------   ------------    ------------     ------------   ------------    ------------
      Total                             2,903          5,377           (46.0)           5,559          9,764           (43.1)
                                 ------------   ------------    ------------     ------------   ------------    ------------

      Pretax income (loss)       $        715   $       (776)             NM     $      1,367   $       (405)             NM
                                 ============   ============    ============     ============   ============    ============

NM = Not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $1.0 million, or 21.4%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) excluding Precision ($1.6 million) and Crown El Salvador ($.5 million) from the Company's consolidated operating results in the current fiscal period as a result of the sale of 50% of Precision and all of Crown El Salvador in the prior fiscal year, partially offset by (ii) an increase in Concorde's revenues ($1.1 million) as a result of greater mortgage loan originations and sales. Other pretax income increased to $.7 million for the three months ended October 31, 2001 from a pretax loss of $.8 million for the same period in the prior fiscal year, an increase of $1.5 million. The increase was principally the result of (i) not including Crown El Salvador's loss ($.9 million in the prior fiscal period) as a result of the sale of that subsidiary, and (ii) improved operating results at Concorde ($1.0 million).


SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $2.4 million, or 26.0%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) excluding Precision ($3.3 million) and Crown El Salvador ($1.1 million) from the Company's consolidated operating results in the current fiscal period as a result of the sale of 50% of Precision and all of Crown El Salvador in the prior fiscal year, partially offset by (ii) an increase in Concorde's revenues ($2.0 million) as a result of greater mortgage loan originations and sales. Other pretax income increased to $1.4 million for the six months ended October 31, 2001 from a pretax loss of $.4 million for the same period in the prior fiscal year, an increase of $1.8 million. The increase was principally the result of (i) not including Crown El Salvador's loss ($1.0 million in the prior fiscal period) as a result of the sale of that subsidiary, and (ii) improved operating results at Concorde ($1.4 million).

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $1.8 million for the six months ended October 31, 2001 as compared to a net use of cash of $4.3 million for the same period in the prior fiscal year. The $6.1 million increase was principally the result of changes in the operating liability accounts. During the current fiscal period net cash was provided by operating activities as accounts payable, accrued liabilities and income taxes payable from continuing operations increased. In the prior fiscal period net cash was used in operating activities to reduce income taxes payable. Net cash used in investing activities was $.7 million for the six months ended October 31, 2001 as compared to $1.4 million in the same period in the prior fiscal year. The $.7 million decrease was principally the result of a decrease in the purchase of investments ($.9 million). Net cash used in financing activities was $.5 million for the six months ended October 31, 2001 as compared to $.3 million in the same period in the prior fiscal year. The $.2 million increase was principally the result of
(i) higher repayments of other debt ($2.3 million), partially offset by (ii) a lower level of net stock purchases by the Company ($1.3 million), and (iii) an increase in borrowings from Car-Mart's revolving credit facility ($.8 million), in the current fiscal period as compared to the same period in the prior fiscal year.



                                    CAR-MART


   Car-Mart's sources of liquidity include cash from operations and its $35 million revolving credit facility with a group of banks, of which $32.5 million was outstanding at October 31, 2001. Based upon the collateral on hand at October 31, 2001, Car-Mart could have drawn an additional $2.5 million on its revolving credit facility at such date. Car-Mart's revolving credit facility matures in January 2002. Car-Mart expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. Car-Mart believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.



                                    CORPORATE


   As of October 31, 2001 Crown's (parent company only) sources of liquidity included (i) $1.3 million of cash on hand, (ii) $7.0 million of receivables from its subsidiaries, of which approximately $1.2 million was restricted due to the terms of the credit facilities of its subsidiaries, (iii) $2.9 million of other receivables, and (iv) the potential issuance of additional debt and/or equity, although Crown had no specific commitments or arrangements to issue such additional debt and/or equity. Crown expects that it will have adequate liquidity to satisfy its capital needs for the foreseeable future.



RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective May 1, 2001. Such adoption did not have any impact on the Company's financial position or results of operations.

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

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

   The Company adopted SFAS 144 effective August 1, 2001. Consequently, the operating results of Smart Choice, Concorde and Precision, which are presently held for sale, are included in discontinued operations. Assets and liabilities of these business held for sale are included in "Assets held for sale" and "Liabilities held for sale", respectively (see Note I).

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Decreases in market interest rates could eventually have an adverse effect on profitability.

   Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 18%. These finance receivables have remaining maturities from one to 30 months. A majority of the Company's borrowings contain variable interest rates that fluctuate with market interest rates (ie. revolving credit facility). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal discount rate (2.0% at October 31, 2001) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas tend to fluctuate with the federal discount rate. At October 31, 2001 approximately 75% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal discount rate could have a negative effect on profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal discount rate is positive, as the immediate interest expense savings outweighs the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate exceeds the amount of variable interest rate borrowings, the effect on profitability becomes negative.

   The table below illustrates the impact which hypothetical changes in the federal discount rate could have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal discount rate remains in effect for two years, (ii) the increase or decrease in the federal discount rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables and variable interest rate borrowings, and the percentage of Arkansas originated finance receivables, remains constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.


                             Year 1                Year 2
     Change in              Change in             Change in
  Interest Rates         Pretax Earnings       Pretax Earnings
  --------------         ---------------       ---------------
                         (in thousands)        (in thousands)
        +2%                $    (9)              $      558
        +1%                     (5)                     279
        -1%                      5                     (279)
        -2%                      9                     (558)

                                     PART II


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


                       SMART CHOICE AGREEMENT WITH FINOVA

   On November 8, 2001, Crown's 70% owned subsidiary, Smart Choice, and certain of Smart Choice's subsidiaries, entered into a forbearance agreement with Finova, the primary lender to Smart Choice's subsidiaries, that resulted in the foreclosure of receivables and inventory of certain Florida-based subsidiaries of Smart Choice (the "Florida Finance Group"), and the probable sale of Smart Choice's wholly-owned subsidiaries, Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation (collectively, "Paaco"), to Finova.

   Prior to November 9, 2001, the Florida Finance Group sold and financed used cars and trucks in Florida. Paaco sells and finances used cars and trucks in Texas. The Florida Finance Group had, and Paaco continues to have, a revolving credit facility with Finova. Prior to November 9, 2001, the Florida Finance Group was over-advanced on its revolving credit facility ($25 million over-advanced at September 30, 2001), which constituted an event of default under the facility.

   Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owes Finova $33.4 million (the "Deficiency").

   Further, as part of the forbearance agreement, Smart Choice granted Finova
(i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the exercise of the Paaco Option. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding, of which Crown owns approximately 6.9 million shares. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

   As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 Smart Choice began to wind-down its Florida-based operations. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. If the exercise of the Paaco Option is closed as expected, Smart Choice's remaining assets would consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets. Assuming the sale of Paaco, management presently anticipates that Smart Choice's remaining assets will likely be sold by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.


                           CROWN AGREEMENT WITH FINOVA

   Separately, Crown entered into a settlement agreement with Finova that provides for Crown to (i) pay Finova $1 million in cash, and (ii) grant Finova an option to purchase Crown's 6.9 million shares of Smart Choice common stock for $1.00, in exchange for Finova unconditionally releasing Crown from its $5 million guaranty of the Florida Finance Group's and Paaco's obligations to Finova. As a result of these transactions and operating losses at Smart Choice, Crown's equity investment in Smart Choice, which totaled $16.4 million at July 31, 2001, has been written off as of October 31, 2001. In addition, as a result of revised subordination language that requires Finova to be paid in full prior to Crown receiving any note payments from Paaco, Crown has fully reserved its $1.6 million receivable from Paaco as of October 31, 2001. Crown anticipates that it will receive a federal income tax benefit of approximately $6.1 million following the ultimate disposition of its investment in Smart Choice. The write-off of Crown's investment in Smart Choice and the loss resulting from the $1 million guaranty payment to Finova and related tax benefits, are included in discontinued operations (see Note I).



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  None.

          (b)     Reports on Form 8-K:

                  During the fiscal quarter ended October 31, 2001 no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        CROWN GROUP, INC.



                                        By:   /s/  Mark D. Slusser
                                           -------------------------------------
                                           Mark D. Slusser
                                           Chief Financial Officer,
                                           Vice President Finance and Secretary
                                           (Principal Financial and Accounting
                                           Officer)





Dated: December 14, 2001