Form 10-Q
period 2002-01-31
CROWN GROUP INC /TX/
filed 2002-03-11
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal quarter ended:                Commission file number:
             JANUARY 31, 2002                             0-14939


                                CROWN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                 63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
            Title of Each Class                                  March 7, 2002
            -------------------                                  -------------
    Common stock, par value $.01 per share                         6,777,338

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                                  CROWN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                             January 31, 2002
                                                                               (unaudited)    April 30, 2001
                                                                             ---------------- --------------
Assets:
    Cash and cash equivalents                                                  $    698,826   $    718,134
    Income tax receivable                                                         9,266,243
    Notes and other receivables, net                                              1,167,890      4,441,391
    Finance receivables, net                                                     71,421,600     61,969,879
    Inventory                                                                     3,693,644      3,013,293
    Prepaid and other assets                                                        259,914        359,395
    Investments                                                                     229,768      3,473,761
    Deferred tax assets, net                                                                     5,401,487
    Property and equipment, net                                                   3,188,607      4,233,443
    Assets of subsidiaries held for sale                                         32,439,881    218,909,333
                                                                               ------------   ------------

                                                                               $122,366,373   $302,520,116
                                                                               ============   ============

Liabilities and stockholders' equity:
    Accounts payable                                                           $  3,259,984   $  1,942,261
    Accrued liabilities                                                           5,499,376      3,565,981
    Income taxes payable                                                                         4,987,609
    Deferred tax liabilities, net                                                    10,766
    Revolving credit facility                                                    32,505,703     29,767,688
    Other notes payable                                                           8,375,000     11,816,000
    Liabilities of subsidiaries held for sale                                    24,091,538    190,655,389
                                                                               ------------   ------------
                                                                                 73,742,367    242,734,928
                                                                               ------------   ------------

    Minority interests                                                            1,900,818        852,935

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           6,773,082 issued and outstanding (6,980,367 at April 30, 2001)            67,731         69,804
       Additional paid-in capital                                                22,113,572     23,075,677
       Retained earnings                                                         24,541,885     35,786,772
                                                                               ------------   ------------
           Total stockholders' equity                                            46,723,188     58,932,253
                                                                               ------------   ------------

                                                                               $122,366,373   $302,520,116
                                                                               ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                             January 31,                     January 31,
                                                          2002          2001            2002            2001
                                                     ------------   ------------    ------------    ------------
Revenues:
    Sales                                            $ 28,655,084   $ 24,502,764    $ 86,121,745    $ 70,504,122
    Interest income                                     2,265,420      2,237,445       7,105,314       6,471,218
                                                     ------------   ------------    ------------    ------------
                                                       30,920,504     26,740,209      93,227,059      76,975,340
                                                     ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                      14,506,250     13,347,919      45,549,187      38,367,994
    Selling, general and administrative                 5,867,055      4,594,415      16,042,312      14,044,547
    Provision for credit losses                         5,887,001      4,431,717      17,509,684      12,175,500
    Interest expense                                      656,354      1,055,044       2,438,761       3,082,379
    Depreciation and amortization                          51,248        230,888         208,868         398,155
    Restructuring charge                                                               2,732,106
    Write-down of investments and equipment                                            3,927,631
                                                     ------------   ------------    ------------    ------------
                                                       26,967,908     23,659,983      88,408,549      68,068,575
                                                     ------------   ------------    ------------    ------------

        Income from continuing operations
           before taxes and minority interests          3,952,596      3,080,226       4,818,510       8,906,765

Provision for income taxes                              1,593,078      1,217,455       2,369,734       3,620,016
Minority interests                                        138,329         74,184         418,189         230,445
                                                     ------------   ------------    ------------    ------------

        Income from continuing operations               2,221,189      1,788,587       2,030,587       5,056,304

Discontinued operations:
    Income (loss) from discontinued operations,
      net of taxes and minority interests                 307,323       (795,357)    (13,275,474)        254,054
    Gain on sale of discontinued operation,
      net of tax                                                           3,119                           3,119
                                                     ------------   ------------    ------------    ------------

        Income (loss) from discontinued operations        307,323       (792,238)    (13,275,474)        257,173
                                                     ------------   ------------    ------------    ------------

        Net income (loss)                            $  2,528,512   $    996,349    $(11,244,887)   $  5,313,477
                                                     ============   ============    ============    ============

Basic earnings (loss) per share:
    Continuing operations                            $        .33   $        .24    $        .30    $        .65
    Discontinued operations                                   .04           (.11)          (1.96)            .03
                                                     ------------   ------------    ------------    ------------
        Total                                        $        .37   $        .13    $      (1.66)   $        .68
                                                     ============   ============    ============    ============

Diluted earnings (loss) per share:
    Continuing operations                            $        .31   $        .23    $        .29    $        .62
    Discontinued operations                                   .04           (.10)          (1.89)            .03
                                                     ------------   ------------    ------------    ------------
        Total                                        $        .35   $        .13    $      (1.60)   $        .65
                                                     ============   ============    ============    ============

Weighted average number of shares outstanding:
    Basic                                               6,747,458      7,474,780       6,782,439       7,856,297
    Diluted                                             7,149,145      7,768,330       7,032,625       8,218,856


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                               Nine Months Ended
                                                                                 January 31,
                                                                            2002            2001
                                                                        ------------    ------------
Operating activities:
  Net income (loss)                                                     $(11,244,887)   $  5,313,477
  Add:  (Income) loss from discontinued operations                        13,275,474        (257,173)
                                                                        ------------    ------------
      Income from continuing operations                                    2,030,587       5,056,304

  Adjustments to reconcile income from continuing operations to net cash used in
      operating activities:
      Depreciation and amortization                                          208,868         398,155
      Deferred income taxes                                                5,412,253      (1,570,971)
      Provision for credit losses                                         17,509,684      12,175,500
      Write-down of investments and equipment                              3,927,631
      Minority interests                                                     418,189         230,445
      Accretion of purchase discount                                                         (29,095)
      Changes in operating assets and liabilities:
           Receivables                                                    (2,809,955)        318,623
           Finance receivable originations                               (78,713,912)    (63,980,960)
           Finance receivable collections                                 47,759,066      40,337,513
           Inventory acquired in repossession                              4,093,441       3,367,061
           Inventory                                                        (680,351)       (494,273)
           Prepaids and other assets                                         102,938         150,331
           Accounts payable and accrued liabilities                        3,880,812        (523,036)
           Income taxes payable                                           (4,987,609)     (3,719,806)
                                                                        ------------    ------------
                  Net cash used in operating activities                   (1,848,358)     (8,284,209)
                                                                        ------------    ------------

Investing activities:
  Purchase of property and equipment                                        (937,609)       (496,883)
  Sale of equipment                                                           25,000
  Sale of securities                                                                       2,229,468
  Note collections from discontinued subsidiaries                          1,347,340       3,230,247
  Purchase of investments                                                    (54,518)       (805,877)
                                                                        ------------    ------------
                  Net cash provided by investing activities                  380,213       4,156,955
                                                                        ------------    ------------

Financing activities:
  Sale of common stock                                                        48,359          60,937
  Purchase of common stock                                                (1,012,537)     (3,785,670)
  Proceeds from revolving credit facility, net                             2,738,015       1,211,017
  Repayments of other debt                                                  (325,000)
                                                                        ------------    ------------
                  Net cash provided by (used in) financing activities      1,448,837      (2,513,716)
                                                                        ------------    ------------

Cash used in continuing operations                                           (19,308)     (6,640,970)
Cash provided by (used in) discontinued operations                           300,098      (1,421,360)
                                                                        ------------    ------------

Increase (decrease) in cash and cash equivalents                             280,790      (8,062,330)
Cash and cash equivalents at: Beginning of period                          2,193,342       9,843,310
                                                                        ------------    ------------
                              End of period                                2,474,132       1,780,980
Less:  Cash and cash equivalents of discontinued operations               (1,775,306)     (1,672,163)
                                                                        ------------    ------------

       Cash and cash equivalents of continuing operations               $    698,826    $    108,817
                                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         CROWN GROUP, INC.


A - DESCRIPTION OF BUSINESS

   Crown Group, Inc. ("Crown") is a holding company which owns a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") (collectively, Crown and Car-Mart are referred to as "the Company"). Car-Mart sells and finances the sale of used automobiles and trucks principally to consumers with limited or damaged credit histories. As of January 31, 2002 Car-Mart operated 54 stores in seven south-centrally located states.

   In addition, at January 31, 2002, Crown also owned (i) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (ii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001 Crown made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde and Precision, as well as the operating results of Smart Choice Automotive Group, Inc. ("Smart Choice"), Crown's 70% owned subsidiary which was written-off in October 2001, and CG Incorporated, S.A. de C.V. ("Crown El Salvador") that was sold in the prior fiscal year, are included in discontinued operations (see Note L). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, in the accompanying consolidated balance sheet at January 31, 2002 (Concorde, Precision and Smart Choice at April 30, 2001).

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 effective May 1, 2001. Such adoption did not have any impact on the continuing operations of the Company.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

   The Company adopted SFAS 144 effective August 1, 2001. Consequently, the operating results of Concorde and Precision, which are presently held for sale, as well as the operating results of Smart Choice, which was written-off in October 2001, and Crown El Salvador that was sold in the prior fiscal year, are included in discontinued operations. Assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, at January 31, 2002 (Concorde, Precision and Smart Choice at April 30, 2001) (see Note L).

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. In particular, the operating results of Crown El Salvador, which was sold in April 2001, were not included in discontinued operations in the prior fiscal year due to the relatively insignificant size of its operations. However, in the current fiscal period, as the Company has other discontinued operations, the operating results of Crown El Salvador have been reclassified to discontinued operations for all periods presented.

C - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 18% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of January 31, 2002 and April 30, 2001 are as follows:

                                                           January 31,      April 30,
                                                              2002            2001
                                                          ------------    ------------
                    Finance receivables                   $ 95,112,481    $ 83,439,089
                    Unearned finance charges                (7,355,928)     (7,402,428)
                    Allowance for credit losses            (16,334,953)    (14,066,782)
                                                          ------------    ------------

                                                          $ 71,421,600    $ 61,969,879
                                                          ============    ============


   Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2002 and 2001 are as follows:


                                                             Nine Months Ended
                                                                January 31,
                                                           2002            2001
                                                       ------------    ------------
                      Balance at beginning of period   $ 14,066,782    $ 11,492,611
                     Provision for credit losses         17,409,684      12,175,500
                     Net charge offs                    (15,141,513)    (10,336,636)
                                                       ------------    ------------

                         Balance at end of period      $ 16,334,953    $ 13,331,475
                                                       ============    ============

D - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of January 31, 2002 and April 30, 2001 is as follows:


                                                                     January 31,      April 30,
                                                                         2002           2001
                                                                     -----------    -----------
                    Land and buildings                               $ 1,261,309    $   650,191
                    Furniture, fixtures and equipment                  1,903,647      3,826,051
                    Leasehold improvements                             1,010,848        871,390
                    Less accumulated depreciation and amortization      (987,197)    (1,114,189)
                                                                     -----------    -----------

                                                                     $ 3,188,607    $ 4,233,443
                                                                     ===========    ===========

   For the nine months ended January 31, 2002 and 2001 depreciation and amortization of property and equipment amounted to $208,868 and $398,155, respectively.

E - DEBT

   A summary of debt as of January 31, 2002 and April 30, 2001 is as follows:

                                                   Revolving Credit Facility
  ------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity       January 31, 2002       April 30, 2001
  ---------------    ---------------    -----------    -------------     ------------    ------------------    -----------------
   Car-Mart         Bank of Oklahoma    $ 37 million   Prime + .50%        Dec 2003        $ 32,505,703
   Car-Mart         Bank of America     $ 35 million   Prime + .88%        Jan 2002                              $ 29,767,688

                                                       Other Notes Payable
  ------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity       January 31, 2002       April 30, 2001
  ---------------    ---------------    -----------    -------------     ------------    ------------------    -----------------
   Crown            Car-Mart sellers        N/A        8.50%              Jan  2004         $   7,500,000        $   7,500,000
   Crown            First Mercantile        N/A        Prime + .25%       Sept 2002               875,000
   Crown            Bank of America         N/A        8.00%              Sep  2001                                  2,316,000
   Crown            Regions Bank            N/A        Prime + .50%       May  2001                                  2,000,000
                                                                                            -------------        -------------
                                                                                            $   8,375,000        $  11,816,000
                                                                                            =============        =============

   Car-Mart's revolving credit facility is primarily collateralized by finance receivables and inventory. Crown's note payable to First Mercantile Bank is collateralized by equipment. Interest is payable monthly or quarterly on all of the Company's debt. Car-Mart's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. At January 31, 2002, all of Crown's $36.3 million equity investment in Car-Mart was restricted due to covenants in Car-Mart's revolving credit facility which prohibits dividend or other distributions to Crown. The amount available to be drawn under Car-Mart's revolving credit facility is a function of eligible finance receivables. Based on eligible finance receivables at January 31, 2002, Car-Mart could have drawn an additional $4.5 million under its revolving credit facility.

F - WRITE-DOWN OF INVESTMENTS AND EQUIPMENT

   During the second quarter ended October 31, 2001, financing for early-stage emerging technology/Internet investments, such as the Company's investment in Monarch Venture Partners' Fund I, L.P. ("Monarch") and Mariah Vision 3, Inc. ("Mariah"), became increasingly difficult to obtain. The adverse conditions in the capital markets, combined with poor operating results and prospects of Mariah and some of Monarch's investee companies, caused the Company to consider whether its carrying values of Mariah and Monarch were impaired. After review and analysis, the Company wrote-down the carrying value of Mariah and Monarch and certain equipment as follows:

                                                  Three Months  Nine Months
                                                     Ended        Ended
                                                  January 31,   January 31,
                                                     2002         2002
                                                  ----------   ----------
Monarch                                           $       --   $1,648,511
Mariah                                                          1,650,000
Equipment                                                         629,120
                                                  ----------   ----------

                                                  $       --   $3,927,631
                                                  ==========   ==========


   The Company's remaining investment in Monarch and Mariah at January 31, 2002 was $229,768 and $0, respectively, and is included in "Investments" in the accompanying consolidated balance sheet.

G - RESTRUCTURING CHARGE

   As discussed in Note L, in October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. As a result, the Company recorded severance ($2.6 million) and office closing costs ($.1 million) aggregating $2.7 million during the period ended October 31, 2001. As of January 31, 2002, $12,500 had been paid pertaining to severance costs. The Company's remaining restructuring liability at January 31, 2002 was $2.7 million.

H - EARNINGS PER SHARE

   Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include, where appropriate, the assumed exercise or conversion of warrants and options to purchase common stock. In computing diluted earnings per share, the Company utilized the treasury stock method.

   Basic and diluted weighted average shares outstanding, which are used in the calculation of basic and diluted earnings (loss) per share, are as follows for the periods ended January 31:

                                                             Three Months Ended     Nine Months Ended
                                                                 January 31,           January 31,
                                                             2002       2001        2002         2001
                                                          ---------   ---------   ---------   ---------
  Weighted average shares outstanding-basic               6,747,458   7,474,780   6,782,439   7,856,297
  Dilutive options and warrants                             401,687     293,550     250,186     362,559
                                                          ---------   ---------   ---------   ---------

  Weighted average shares outstanding-diluted             7,149,145   7,768,330   7,032,625   8,218,856
                                                          =========   =========   =========   =========

  Antidilutive securities not included:
        Options and warrants                                432,500     445,000     432,500     445,000
                                                          =========   =========   =========   =========

I - COMMITMENTS AND CONTINGENCIES

Car-Mart Stock Options

   In connection with the Company's acquisition of Car-Mart in January 1999, Car-Mart issued options to certain employees to purchase an aggregate 10% interest in Car-Mart. Such options become exercisable over a period of approximately five years and are subject to meeting certain annual earnings targets. The earnings targets are established each year by Car-Mart's Board of Directors. Pursuant to such option plan, as of January 31, 2002 Car-Mart employees had purchased, or had the right to purchase at a nominal cost, an aggregate 5% interest in Car-Mart. Options to purchase the remaining 5% interest become exercisable upon meeting the earnings targets for the fiscal years ending April 30, 2002 and 2003.

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

J - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 2002 and 2001 are as follows:

                                                             Nine Months Ended
                                                               January 31,
                                                       2002                  2001
                                                  ----------------     -----------------
           Interest paid                          $     2,299,615      $      2,904,637
           Income taxes paid                            5,502,331             8,639,240

K - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the continuing operations of the Company by business segment for the three months ended January 31, 2002 and 2001. The segments are categorized by legal entity, which is how management organizes its segments for making operating decisions and assessing performance. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the three months ended January 31, 2002 and 2001 are as follows (in thousands):

                                                       Three Months Ended January 31, 2002
                                                 ----------------------------------------------
                                                 Car-Mart  Corporate  Eliminations Consolidated
                                                 --------  ---------  ------------ ------------
Revenues:
    Sales                                        $ 28,655                           $ 28,655
    Interest income                                 2,157   $    189    $    (80)      2,266
                                                 --------   --------    --------    --------
          Total                                    30,812        189         (80)     30,921
                                                 --------   --------    --------    --------

Costs and expenses:
    Cost of sales                                  14,506                             14,506
    Selling, general and admin                      5,090        777                   5,867
    Provision for credit losses                     5,887                              5,887
    Interest expense                                  558        179         (80)        657
    Depreciation and amortization                      35         17                      52
                                                 --------   --------    --------    --------
          Total                                    26,076        973         (80)     26,969
                                                 --------   --------    --------    --------

          Income (loss) before taxes
              and minority interests             $  4,736   $   (784)   $     --    $  3,952
                                                 ========   ========    ========    ========

Capital expenditures                             $    272   $     --    $     --    $    272
                                                 ========   ========    ========    ========

Total assets                                     $ 77,756   $ 60,475
                                                 ========   ========

                                                       Three Months Ended January 31, 2001
                                                 ----------------------------------------------
                                                 Car-Mart  Corporate  Eliminations Consolidated
                                                 --------  ---------  ------------ ------------
Revenues:
    Sales                                       $ 24,503                           $ 24,503
    Interest income                                1,986   $    359    $   (107)      2,238
                                                --------   --------    --------    --------
          Total                                   26,489        359        (107)     26,741
                                                --------   --------    --------    --------

Costs and expenses:
    Cost of sales                                 13,348                             13,348
    Selling, general and admin                     3,649        945                   4,594
    Provision for credit losses                    4,432                              4,432
    Interest expense                                 927        236        (107)      1,056
    Depreciation and amortization                     38        193                     231
                                                --------   --------    --------    --------
          Total                                   22,394      1,374        (107)     23,661
                                                --------   --------    --------    --------

          Income (loss) before taxes
              and minority interests            $  4,095   $ (1,015)   $     --    $  3,080
                                                ========   ========    ========    ========

Capital expenditures                            $     24   $     39    $     --    $     63
                                                ========   ========    ========    ========

Total assets                                    $ 67,633   $ 72,281
                                                ========   ========

   The Company's continuing operations and other financial data by business segment for the nine months ended January 31, 2002 and 2001 are as follows (in thousands):

                                                      Nine Months Ended January 31, 2002
                                                ----------------------------------------------
                                                Car-Mart  Corporate  Eliminations Consolidated
                                                --------  ---------  ------------ ------------
Revenues:
    Sales                                       $ 86,122                           $ 86,122
    Interest income                                6,658   $    705    $   (258)      7,105
                                                --------   --------    --------    --------
          Total                                   92,780        705        (258)     93,227
                                                --------   --------    --------    --------

Costs and expenses:
    Cost of sales                                 45,549                             45,549
    Selling, general and admin                    13,811      2,231                  16,042
    Provision for credit losses                   17,410        100                  17,510
    Interest expense                               2,074        622        (258)      2,438
    Depreciation and amortization                    105        105                     210
    Restructuring charge                                      2,732                   2,732
    Write-down of investments/equip                           3,928                   3,928
                                                --------   --------    --------    --------
          Total                                   78,949      9,718        (258)     88,409
                                                --------   --------    --------    --------

          Income (loss) before taxes
              and minority interests            $ 13,831   $ (9,013)   $     --    $  4,818
                                                ========   ========    ========    ========

Capital expenditures                            $    785   $    153    $     --    $    938
                                                ========   ========    ========    ========

Total assets                                    $ 77,756   $ 60,475
                                                ========   ========

                                                      Nine Months Ended January 31, 2001
                                                ----------------------------------------------
                                                Car-Mart  Corporate  Eliminations Consolidated
                                                --------  ---------  ------------ ------------
Revenues:
    Sales                                       $ 70,504                           $ 70,504
    Interest income                                5,655   $  1,189    $   (372)      6,472
                                                --------   --------    --------    --------
          Total                                   76,159      1,189        (372)     76,976
                                                --------   --------    --------    --------

Costs and expenses:
    Cost of sales                                 38,368                             38,368
    Selling, general and admin                    10,927      3,117                  14,044
    Provision for credit losses                   12,176                             12,176
    Interest expense                               2,817        639        (372)      3,084
    Depreciation and amortization                    115        283                     398
                                                --------   --------    --------    --------
          Total                                   64,403      4,039        (372)     68,070
                                                --------   --------    --------    --------

          Income (loss) before taxes
              and minority interests            $ 11,756   $ (2,850)   $     --    $  8,906
                                                ========   ========    ========    ========

Capital expenditures                            $    449   $     48    $     --    $    497
                                                ========   ========    ========    ========

Total assets                                    $ 67,633   $ 72,281
                                                ========   ========

L - DISCONTINUED OPERATIONS

   In October 2001 Crown made the decision to sell all its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. This decision was based on management's desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company's other subsidiaries. In addition, it is management's belief that the Company's ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company's common stock. Accordingly, the Company plans to sell its equity interests in Concorde and Precision, which sales are expected to be completed by October 31, 2002.

   Since January 2001 Smart Choice's Florida-based subsidiaries (the "Florida Finance Group") have been over-advanced on their revolving credit facility with Finova Capital Corporation ("Finova"). On November 8, 2001, Smart Choice, the Florida Finance Group and Smart Choice's Texas-based subsidiaries ("Paaco") entered into an agreement with Finova that resulted in the foreclosure of the Florida Finance Group's receivables and inventory. The Florida Finance Group ceased operations in November 2001 and it is likely that Paaco will be sold to Finova, or Finova's designee, for the amount the Florida Finance Group continues to owe Finova (more than $33 million). If Paaco is sold to Finova, or Finova's designee, as expected, Smart Choice's remaining assets (consisting principally of a 35,000 square foot office building, and certain other current and fixed assets) will likely be sold or conveyed by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

   Separately, Crown entered into a settlement agreement with Finova that resulted in Crown paying Finova $1 million and granting Finova an option to purchase Crown's 6.9 million shares of Smart Choice common stock for $1.00, in exchange for Finova unconditionally releasing Crown from its $5 million guaranty of the Florida Finance Group's and Paaco's obligations to Finova. As a result of these transactions and operating losses at Smart Choice, Crown's equity investment in Smart Choice, which totaled $17.6 million at April 30, 2001, was written off as of October 31, 2001. In addition, as a result of revised subordination language that requires Finova to be paid in full prior to Crown receiving any note payments from Paaco, Crown has fully reserved its $1.6 million receivable from Paaco as of October 31, 2001. The write-off of Crown's investment in Smart Choice and the loss resulting from the $1 million guaranty payment to Finova and related tax benefits, are included in discontinued operations.

   The assets and liabilities of Smart Choice are not included in assets and liabilities of subsidiaries held for sale at January 31, 2002 as at such date
(i) Crown's investment in Smart Choice was reduced to zero, and (ii) Crown is not liable for, or a guarantor of, any of the obligations of Smart Choice. A summary of assets and liabilities of subsidiaries held for sale as of January 31, 2002 and April 30, 2001 is as follows (in thousands):

                                              January 31,    April 30,
                                                 2002         2001
                                              ----------    ---------
Assets of subsidiaries held for sale:
    Mortgage loans held for sale, net          $  24,499    $  16,200
    Finance receivables, net                                  149,656
    Inventory                                                   7,980
    Property and equipment, net                      682       12,783
    Deferred tax asset, net                          256       15,902
    Other                                          7,003       16,388
                                               ---------    ---------

                                               $  32,440    $ 218,909
                                               =========    =========


Liabilities of subsidiaries held for sale:
    Accounts payable and accrued liabilities   $   2,919    $  13,255
    Deferred sales tax                                          4,963
    Income taxes payable                             628
    Revolving credit facilities                   20,427      160,294
    Notes payable to Crown                         2,191        6,112
    Other notes payable                                         7,495
    Minority interests                               118        4,648
                                               ---------    ---------

                                                  26,283      196,767
    Less:  Notes payable to Crown                 (2,191)      (6,112)
                                               ---------    ---------

                                               $  24,092    $ 190,655
                                               =========    =========

   As of January 31, 2002 and April 30, 2001 the Company's equity investment in businesses held for sale was as follows (in thousands):


                                                        January 31, April 30,
                                                           2002       2001
                                                        ---------- ----------
           Smart Choice                                   $    --   $17,591
           Concorde                                         2,523     1,354
           Precision                                        3,634     3,197
                                                          -------   -------

                                                          $ 6,157   $22,142
                                                          =======   =======

   Operating results are presented for the discontinued operations of the Company by business segment for the three and nine months ended January 31, 2002 and 2001. The segments include Smart Choice and other. The Smart Choice segment is included in discontinued operations through October 31, 2001, the date the Company's investment in Smart Choice was written off. For the three and nine months ended January 31, 2002 "Other" includes Concorde and the Company's equity investment in Precision. For the three and nine months ended January 31, 2001 "Other" includes Concorde, Precision (consolidated through October 31, 2000, equity method thereafter) and Crown El Salvador. The Company's discontinued operations by business segment for the three and nine months ended January 31, 2002 and 2001 are as follows (in thousands):

                                      Three Months Ended January 31, 2002   Nine Months Ended January 31, 2002
                                      -----------------------------------   ----------------------------------
                                       S. Choice    Other        Total      S. Choice      Other       Total
                                       ---------  ---------    ---------    ---------    ---------   ---------
Revenues                                $    --   $   3,388    $   3,388    $  89,748    $  10,314   $ 100,062

Costs and expenses:
    Cost of sales                                                              45,127                   45,127
    Selling, gen. and admin                           2,300        2,300       21,833        6,425      28,258
    Prov. for credit loss                                13           13       21,040          530      21,570
    Interest expense                                    401          401        7,130        1,150       8,280
    Depreciation and amort.                              62           62          845          230       1,075
    Write-down of assets                                                       39,294                   39,294
    Loss in excess of basis                                                   (19,349)                 (19,349)
                                        -------   ---------    ---------    ---------    ---------   ---------
                                                      2,776        2,776      115,920        8,335     124,255
                                        -------   ---------    ---------    ---------    ---------   ---------

    Income (loss) before tax
      and minority interests                            612          612      (26,172)       1,979     (24,193)

Prov. (benefit) for taxes                               247          247       (7,025)         624      (6,401)
Minority interests                                       57           57       (4,647)         130      (4,517)
                                        -------   ---------    ---------    ---------    ---------   ---------

    Income (loss) from
      discontinued operations           $    --   $     308    $     308    $ (14,500)   $   1,225   $ (13,275)
                                        =======   =========    =========    =========    =========   =========

                                      Three Months Ended January 31, 2001   Nine Months Ended January 31, 2001
                                      -----------------------------------   ----------------------------------
                                       S. Choice    Other        Total      S. Choice      Other       Total
                                       ---------  ---------    ---------    ---------    ---------   ---------
Revenues                              $  50,690    $   2,924    $  53,614    $ 163,498   $  12,283    $ 175,781

Costs and expenses:
    Cost of sales                        26,456                    26,456       83,399       1,180       84,579
    Selling, gen. and admin              10,767        2,532       13,299       31,426       8,068       39,494
    Prov. for credit loss                 9,469          187        9,656       31,507         427       31,934
    Interest expense                      4,650          340        4,990       13,387       1,414       14,801
    Depreciation and amort.                 613          182          795        1,645       1,116        2,761
    Write-down of assets                                                                       800          800
                                      ---------    ---------    ---------    ---------   ---------    ---------
                                         51,955        3,241       55,196      161,364      13,005      174,369
                                      ---------    ---------    ---------    ---------   ---------    ---------

    Income (loss) before tax
      and minority interests             (1,265)        (317)      (1,582)       2,134        (722)       1,412

Prov. (benefit) for taxes                  (430)        (138)        (568)         924        (218)         706
Minority interests                         (218)                     (218)         452                      452
                                      ---------    ---------    ---------    ---------   ---------    ---------

    Income (loss) from
      discontinued operations         $    (617)   $    (179)   $    (796)   $     758   $    (504)   $     254
                                      =========    =========    =========    =========   =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company's business, the Company's ability to effectively underwrite and collect its installment loans, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

   Crown Group, Inc. ("Crown") is a holding company which owns a 95% fully diluted ownership interest in America's Car-Mart, Inc. ("Car-Mart") (collectively, Crown and Car-Mart are referred to as "the Company"). Car-Mart sells and finances the sale of used automobiles and trucks principally to consumers with limited or damaged credit histories. As of January 31, 2002 Car-Mart operated 54 stores in seven south-centrally located states.

   In addition, at January 31, 2002, Crown also owned (i) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (ii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001 Crown made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde and Precision, as well as the operating results of Smart Choice Automotive Group, Inc. ("Smart Choice"), Crown's 70% owned subsidiary which was written-off in October 2001, and CG Incorporated, S.A. de C.V. ("Crown El Salvador") that was sold in the prior fiscal year, are included in discontinued operations (see Note L to the accompanying consolidated financial statements). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, in the accompanying consolidated balance sheet at January 31, 2002 (Concorde, Precision and Smart Choice at April 30, 2001).

RESULTS OF CONTINUING OPERATIONS

   Operating results are presented for the continuing operations of the Company by business segment for the three and nine months ended January 31, 2002 and 2001. These segments are categorized by legal entity, which is how management organizes its segments for making operating decisions and assessing performance. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the three and nine months ended January 31, 2002 and 2001 are as follows:

                                  CONSOLIDATED
                                 (In Thousands)

                                       Revenues                               Pretax Income (Loss)
                --------------------------------------------    --------------------------------------------
                   Three Months Ended     Nine Months Ended       Three Months Ended     Nine Months Ended
                      January 31,            January 31,              January 31,            January 31,
                --------------------    --------------------    --------------------    --------------------
                  2002        2001       2002        2001         2002        2001        2002        2001
                --------    --------    --------    --------    --------    --------    --------    --------
Car-Mart        $ 30,812    $ 26,489    $ 92,780    $ 76,159    $  4,736    $  4,095    $ 13,831    $ 11,756
Corporate            189         359         705       1,189        (784)     (1,015)     (9,013)     (2,850)
Eliminations         (80)       (107)       (258)       (372)
                --------    --------    --------    --------    --------    --------    --------    --------

 Consolidated   $ 30,921    $ 26,741    $ 93,227    $ 76,976    $  3,952    $  3,080    $  4,818    $  8,906
                ========    ========    ========    ========    ========    ========    ========    ========

THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

   Revenues increased $4.2 million, or 15.6%, for the three months ended January 31, 2002 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 52.7 in the current fiscal period from 46.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per Car-Mart store by 1.4%, and (iii) increasing the average sales price per retail vehicle by 1.1%. Pretax income increased $.9 million, or 28.3%, for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of a 16.3% increase in Car-Mart's revenues and a reduction in Corporate operating expenses.

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

   Revenues increased $16.3 million, or 21.1%, for the nine months ended January 31, 2002 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 51.7 in the current fiscal period from 44.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per Car-Mart store by 2.3%, and (iii) increasing the average sales price per retail vehicle by .8%. Pretax income was $4.8 million for the nine months ended January 31, 2002 as compared to $8.9 million in the same period in the prior fiscal year, a decrease of $4.1 million. The decrease was principally the result of (i) the nine months ended January 31, 2002 including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment, with no comparable charge or write-down in the prior fiscal period, partially offset by (ii) higher earnings at Car-Mart ($2.1 million).

   The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

                                    CAR-MART
                             (Dollars in Thousands)


                                                          % Change       As a % of Sales
                                                          --------     -------------------
                                     Three Months Ended     2002       Three Months Ended
                                         January 31,         vs           January 31,
                                      2002        2001      2001        2002        2001
                                    -------     -------     -----      ------      ------
Revenues:
  Sales                             $28,655     $24,503      16.9%      100.0%     100.0%
  Interest income                     2,157       1,986       8.6         7.5        8.1
                                    -------     -------     -----       -----      -----
      Total                          30,812      26,489      16.3       107.5      108.1
                                    -------     -------     -----       -----      -----

Costs and expenses:
  Cost of sales                      14,506      13,348       8.7        50.6       54.5
  Selling, general and admin          5,090       3,649      39.5        17.8       14.9
  Provision for credit losses         5,887       4,432      32.8        20.5       18.1
  Interest expense                      558         927     (39.8)        2.0        3.8
  Depreciation and amortization          35          38      (7.9)         .1         .1
                                    -------     -------     -----       -----      -----
      Total                          26,076      22,394      16.4        91.0       91.4
                                    -------     -------     -----       -----      -----

      Pretax income                 $ 4,736     $ 4,095      15.7        16.5       16.7
                                    =======     =======     =====       =====      =====

THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

   Revenues increased $4.3 million, or 16.3%, for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of regular and satellite stores in operation to 52.7 in the current fiscal period from 46.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per store by 1.4%, and (iii) increasing the average sales price per retail vehicle by 1.1%. Pretax income increased $.6 million, or 15.7%, for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of a 16.3% increase in revenues. Pretax income as a percentage of sales decreased slightly to 16.5% in the three months ended January 31, 2002 from 16.7% in the three months ended January 31, 2001, a decrease of .2%. The decrease was principally the result of increases in selling, general and administrative expenses and the provision for credit loss as a percentage of sales (2.9% and 2.4%, respectively), partially offset by decreases in cost of sales and interest expense as a percentage of sales (3.9% and 1.8%, respectively). The selling, general and administrative expense percentage increased partially as a result of higher payroll costs associated with building Car-Mart's infrastructure. The Company believes the higher provision for credit loss as a percentage of sales is partially attributable to a general slowdown in the economy during the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The Company does not expect the provision for credit loss percentage to increase from its present level during the fourth quarter ending April 30, 2002, and perhaps beyond, as the Company has seen improvements in its receivable agings and repossessions since January 31, 2002. The cost of sales percentage decreased as a result of a concerted effort to reduce the price paid for inventory and a decision to raise vehicle prices slightly. The interest expense percentage decrease is associated with a decrease in the prime interest rate.


                                                          % Change       As a % of Sales
                                                          --------     -------------------
                                     Nine Months Ended      2002        Nine Months Ended
                                         January 31,         vs           January 31,
                                      2002        2001      2001        2002       2001
                                    -------     -------     -----      ------     ------
Revenues:
  Sales                             $86,122     $70,504      22.2%     100.0%     100.0%
  Interest income                     6,658       5,655      17.7        7.7        8.0
                                    -------     -------     -----      -----      -----
      Total                          92,780      76,159      21.8      107.7      108.0
                                    -------     -------     -----      -----      -----

Costs and expenses:
  Cost of sales                      45,549      38,368      18.7       52.9       54.4
  Selling, general and admin         13,811      10,927      26.4       16.0       15.5
  Provision for credit losses        17,410      12,176      43.0       20.2       17.3
  Interest expense                    2,074       2,817     (26.4)       2.4        4.0
  Depreciation and amortization         105         115      (8.7)        .1         .2
                                    -------     -------     -----      -----      -----
      Total                          78,949      64,403      22.6       91.6       91.4
                                    -------     -------     -----      -----      -----

      Pretax income                 $13,831     $11,756      17.7       16.1       16.6
                                    =======     =======     =====      =====      =====

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

   Revenues increased $16.6 million, or 21.8%, for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of regular and satellite stores in operation to 51.7 in the current fiscal period from 44.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per dealership by 2.3%, and (iii) increasing the average sales price per retail vehicle by .8%. Pretax income increased $2.1 million, or 17.7%, for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) increased revenues (21.8%), partially offset by slightly higher costs and expenses as a percentage of sales (.2%). Pretax income as a percentage of sales decreased to 16.1% in the nine months ended January 31, 2002 from 16.6% in the nine months ended January 31, 2001, a decrease of .5%. The decrease was principally the result of increases in selling, general and administrative expenses and the provision for credit loss as a percentage of sales (.5% and 2.9%, respectively), partially offset by decreases in cost of sales and interest expense as a percentage of sales (1.5% and 1.6%, respectively). The selling, general and administrative expense percentage increased partially as a result of higher payroll costs associated with building Car-Mart's infrastructure. The Company believes the higher provision for credit loss as a percentage of sales is partially attributable to a general slowdown in the economy during the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The Company does not expect the provision for credit loss percentage to increase from its present level during the fourth quarter ending April 30, 2002, and perhaps beyond, as the Company has seen improvements in its receivable agings and repossessions since January 31, 2002. The cost of sales percentage decreased as a result of a concerted effort to reduce the price paid for inventory and a decision to raise vehicle prices slightly. The interest expense percentage decrease is associated with a decrease in the prime interest rate.

                                    CORPORATE
                             (Dollars in Thousands)

                                                                 % Change                               % Change
                                                                 --------                               --------
                                       Three Months Ended          2002          Nine Months Ended        2002
                                           January 31,              vs              January 31,            vs
                                         2002        2001          2001         2002         2001         2001
                                       -------      -------      -------       -------      -------      -------
Revenues:
  Interest income                      $   189      $   359        (47.4)%     $   705      $ 1,189        (40.7)%
                                       -------      -------      -------       -------      -------      -------
      Total                                189          359        (47.4)          705        1,189        (40.7)
                                       -------      -------      -------       -------      -------      -------

Costs and expenses:
  Selling, general and admin               777          945        (17.8)        2,231        3,117        (28.4)
  Provision for credit losses                                                      100                        NM
  Interest expense                         179          236        (24.2)          622          639         (2.7)
  Depreciation and amortization             17          193        (91.2)          105          283        (62.9)
  Restructuring charge                                                           2,732                        NM
  Write-down of investments/equip.                                               3,928                        NM
                                       -------      -------      -------       -------      -------      -------
      Total                                973        1,374        (29.2)        9,718        4,039           NM
                                       -------      -------      -------       -------      -------      -------

      Pretax loss                      $  (784)     $(1,015)       (22.8)      $(9,013)     $(2,850)          NM
                                       =======      =======      =======       =======      =======      =======

NM = Not meaningful

THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

   Pretax loss decreased to $.8 million for the three months ended January 31, 2002 from $1.0 million for the three months ended January 31, 2001, a decrease of $.2 million. The decrease was principally the result of lower selling, general and administrative expenses and depreciation and amortization, partially offset by a reduction in interest income. Selling, general and administrative expenses decreased $.2 million for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its corporate headquarters in anticipation of a planned relocation to Rogers, Arkansas.

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

   Pretax loss increased to $9.0 million for the nine months ended January 31, 2002 from $2.8 million for the nine months ended January 31, 2001, an increase of $6.2 million. The increase was principally the result of including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment in the current fiscal period, with no comparable charge or write-down in the prior fiscal period. The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired in the current period. Selling, general and administrative expenses decreased $.9 million for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its corporate headquarters in anticipation of a planned relocation to Rogers, Arkansas.

RESULTS OF DISCONTINUED OPERATIONS

   Operating results are presented for the discontinued operations of the Company by business segment for the three and nine months ended January 31, 2002 and 2001. The segments include Smart Choice and other. The Smart Choice segment is comprised of two components (the Florida Finance Group and Paaco) and is included in the Company's operating results though October 31, 2001, the date the Company's investment in Smart Choice was written off. For the three and nine months ended January 31, 2002 "Other" includes Concorde and the Company's equity investment in Precision. For the three and nine months ended January 31, 2001 "Other" includes Concorde, Precision (consolidated through October 31, 2000, equity method thereafter) and Crown El Salvador. The Company's discontinued operations by business segment for the three and nine months ended January 31, 2002 and 2001 are as follows:


                                  SMART CHOICE
                             (Dollars in Thousands)

                                                              % Change                                 % Change
                                                              --------                                 --------
                                    Three Months Ended          2002          Nine Months Ended          2002
                                        January 31,              vs              January 31,              vs
                                      2002        2001          2001         2002           2001         2001
                                    -------      -------       -------      -------        -------      -------
Revenues:
  Sales and other                   $    --     $  41,275           NM     $  71,280      $ 135,116       (47.2)%
  Interest income                                   9,415           NM        18,468         28,382       (34.9)
                                    -------     ---------      -------     ---------      ---------     -------
      Total                                        50,690           NM        89,748        163,498       (45.1)
                                    -------     ---------      -------     ---------      ---------     -------

Costs and expenses:
  Cost of sales                                    26,456           NM        45,127         83,399       (45.9)
  Selling, general and admin                       10,767           NM        21,833         31,426       (30.5)
  Provision for credit losses                       9,469           NM        21,040         31,507       (33.2)
  Interest expense                                  4,650           NM         7,130         13,387       (46.7)
  Depreciation and amortization                       613           NM           845          1,645       (48.6)
  Write-down of assets                                                        39,294                         NM
  Loss in excess of basis                                                    (19,349)                        NM
                                    -------     ---------      -------     ---------      ---------     -------
      Total                                        51,955           NM       115,920        161,364          NM
                                    -------     ---------      -------     ---------      ---------     -------

      Pretax income (loss)          $    --     $  (1,265)          NM     $ (26,172)     $   2,134          NM
                                    =======     =========      =======     =========      =========     =======

NM = Not meaningful

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

   Revenues decreased $73.8 million, or 45.1%, for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) the current fiscal period only including six months of Smart Choice's operations versus nine months in the prior fiscal period, (ii) a 32.9% decrease in the number of vehicles sold and a 26.3% decrease in the average sales price per retail vehicle sold at Smart Choice's Florida Finance Group subsidiaries during the first six months of both periods. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Smart Choice reported a pretax loss of $26.2 million for the nine months ended January 31, 2002 as compared to $2.1 million pretax income for the same period in the prior fiscal year. The $28.3 million decrease is principally the result of a $39.3 million write-down of assets, partially offset by a $19.3 million credit which represents Smart Choice stockholders' deficit at October 31, 2001. Once Crown's investment in Smart Choice was reduced to zero, no additional losses were recorded by Crown to reflect losses at Smart Choice. The $39.3 million write-down pertains to certain Smart Choice assets (finance receivables, property and equipment, deferred tax assets and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note L to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses did not decrease proportionately with its decrease in revenues.

                                      OTHER
                             (Dollars in Thousands)


                                                            % Change                               % Change
                                                            --------                               --------
                                    Three Months Ended        2002          Nine Months Ended        2002
                                        January 31,            vs               January 31,           vs
                                      2002        2001        2001          2002        2001         2001
                                    -------     -------     -------       -------      -------      -------
Revenues:
  Sales and other                  $  2,782    $  2,464         12.9%     $  8,564    $ 10,856        (21.1)%
  Interest income                       606         460         31.7         1,750       1,427         22.6
                                   --------    --------     --------      --------    --------     --------
      Total                           3,388       2,924         15.9        10,314      12,283        (16.0)
                                   --------    --------     --------      --------    --------     --------

Costs and expenses:
  Cost of sales                                                                          1,180           NM
  Selling, general and admin          2,300       2,532         (9.2)        6,425       8,068        (20.4)
  Provision for credit losses            13         187        (93.0)          530         427         24.1
  Interest expense                      401         340         17.9         1,150       1,414        (18.7)
  Depreciation and amortization          62         182        (65.9)          230       1,116        (79.4)
  Write-down of assets                                                                     800           NM
                                   --------    --------     --------      --------    --------     --------
      Total                           2,776       3,241        (14.3)        8,335      13,005        (35.9)
                                   --------    --------     --------      --------    --------     --------

      Pretax income (loss)         $    612    $   (317)          NM      $  1,979    $   (722)          NM
                                   ========    ========     ========      ========    ========     ========

NM = Not meaningful

THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

   Revenues increased $.5 million, or 15.9%, for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) an increase in Concorde's revenues ($.8 million) as a result of greater mortgage loan originations and sales, partially offset by excluding Crown El Salvador ($.5 million) from the Company's consolidated operating results in the current fiscal period as a result of the sale of Crown El Salvador in the prior fiscal year. Other pretax income increased to $.6 million for the three months ended January 31, 2002 from a pretax loss of $.3 million for the same period in the prior fiscal year, an increase of $.9 million. The increase was principally the result of (i) improved operating results at Concorde ($.7 million), and (ii) excluding Crown El Salvador's loss ($.2 million in the prior fiscal period) as a result of the sale of that subsidiary.

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

   Revenues decreased $2.0 million, or 16.0%, for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) excluding Precision ($3.2 million) and Crown El Salvador ($1.6 million) from the Company's consolidated operating results in the current fiscal period as a result of the sale of 50% of Precision and all of Crown El Salvador in the prior fiscal year, partially offset by (ii) an increase in Concorde's revenues ($2.8 million) as a result of greater mortgage loan originations and sales. Other pretax income increased to $2.0 million for the nine months ended January 31, 2002 from a pretax loss of $.7 million for the same period in the prior fiscal year, an increase of $2.7 million. The increase was principally the result of (i) improved operating results at Concorde ($2.0 million), and (ii) excluding Crown El Salvador's loss ($1.2 million in the prior fiscal period) as a result of the sale of that subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $1.8 million for the nine months ended January 31, 2002 as compared to $8.3 million for the same period in the prior fiscal year. The $6.5 million improvement was principally the result of an increase in accounts payable and accrued liabilities and a reduction in deferred tax assets, partially offset by lower income from continuing operations. Cash is used in operating activities principally to fund finance receivable growth. For the nine months ended January 31, 2002 and 2001, net finance receivables grew by $9.5 million and $8.1 million, respectively. Net cash provided by investing activities was $.4 million for the nine months ended January 31, 2002 as compared to $4.2 million in the same period in the prior fiscal year. The $3.8 million decrease was principally the result of a decrease in note collections from discontinued subsidiaries ($1.9 million), and the prior period including $2.2 million in cash received from the sale of a 50% interest in Precision. Net cash provided by financing activities was $1.4 million for the nine months ended January 31, 2002 as compared to a $2.5 million use of cash in the same period in the prior fiscal year. The $3.9 million increase was principally the result of
(i) a lower level of net stock purchases by the Company ($2.8 million), and (ii) an increase in borrowings from Car-Mart's revolving credit facility ($1.5 million), in the current fiscal period as compared to the same period in the prior fiscal year.

                                    CAR-MART

   Car-Mart's sources of liquidity include cash from operations and its $37.0 million revolving credit facility with a group of banks, of which $32.5 million was outstanding at January 31, 2002. Based upon the collateral on hand at January 31, 2002, Car-Mart could have drawn an additional $4.5 million on its revolving credit facility at such date. Car-Mart's revolving credit facility matures in December 2003. Car-Mart expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. Car-Mart believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

                                    CORPORATE

   As of January 31, 2002 Crown's (parent company only) sources of liquidity included (i) $.4 million of cash on hand, (ii) $5.9 million of receivables from its subsidiaries, (iii) a $7.3 million federal income tax receivable stemming principally from the Company's loss on Smart Choice, (iv) $.9 million of other receivables, and (v) the planned sale of the Company's ownership interests in Concorde and Precision. Crown expects that it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

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

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

   The Company adopted SFAS 144 effective August 1, 2001. Consequently, the operating results of Concorde and Precision, which are presently held for sale, as well as the operating results of Smart Choice, which was written-off in October 2001, and Crown El Salvador that was sold in the prior fiscal year, are included in discontinued operations. Assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively (see Note L to the accompanying consolidated financial statements).

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

   Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 18%. These finance receivables have remaining maturities from one to 30 months. A majority of the Company's borrowings contain variable interest rates that fluctuate with market interest rates (ie. revolving credit facility). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal discount rate (1.25% at January 31, 2002) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal discount rate which flucuates. At January 31, 2002 approximately 71% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal discount rate could have a negative effect on profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal discount rate is positive, as the immediate interest expense savings outweighs the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate exceeds the amount of variable interest rate borrowings, the effect on profitability becomes negative.

   The table below illustrates the impact which hypothetical changes in the federal discount rate could have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal discount rate remains in effect for two years, (ii) the increase or decrease in the federal discount rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($87.8 million) and variable interest rate borrowings ($32.5 million), and the percentage of Arkansas originated finance receivables (71%), remain constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.


                                Year 1                 Year 2
                               Increase               Increase
 Increase (Decrease)          (decrease)             (Decrease)
  in Interest Rates       in Pretax Earnings     in Pretax Earnings
----------------------    -------------------    -------------------
                            (in thousands)         (in thousands)
         +2%                   $ 14                  $  602
         +1%                      7                     301
         -1%                     (7)                   (301)
         -2%                    (14)                   (602)

                                    PART II

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual meeting was held on January 16, 2002. The record date for such meeting was November 23, 2001 on which date there were a total of 6,748,424 shares of common stock outstanding and entitled to vote. At such meeting all matters presented were approved by the Company's shareholders as follows:

     1. Election of Directors:

                             Votes           Votes           Votes
Director                      For           Against        Abstained
--------                     -----          -------        ---------
Edward R. McMurphy           6,266,234          161        28,573
T.J. Falgout, III            6,266,234          161        28,573
Robert J. Kehl               6,254,534       11,861        28,573
J. David Simmons             6,148,234      118,161        28,573
Bennie M. Bray               6,266,234          161        28,573
Nan R. Smith                 6,137,484      128,911        28,573

     2. Proposal to amend the Company's Articles of Incorporation to change the Company's name to America's Car-Mart, Inc. and delete certain provisions of the Articles of Incorporation relating to the gaming business, in which the Company is no longer engaged (votes for 6,283,381, votes against 7,492, votes abstained 4,095).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 4.6

         Agented Revolving Credit Agreement dated December 18, 2001 by and between America's Car-Mart, Inc. and Colonial Auto Finance, Inc. as borrowers, and Bank of Oklahoma, N.A., Bank of Arkansas, N.A., Superior Federal Bank, Great Southern Bank, Community Bank and Arkansas State Bank as lenders.

     (b) Reports on Form 8-K:

         During the fiscal quarter ended January 31, 2002, the Company filed a report on Form 8-K dated November 26, 2001 (event date November 9,
         2001) respecting Smart Choice's sale of receivables and inventory at a public foreclosure sale.

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



Dated: March 8, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
Exhibit 4.6       Agented Revolving Credit Agreement dated December 18, 2001 by and between America's Car-Mart, Inc. and Colonial Auto
                  Finance, Inc. as borrowers, and Bank of Oklahoma, N.A., Bank of Arkansas, N.A., Superior Federal Bank, Great Southern Bank,
                  Community Bank and Arkansas State Bank as lenders.