Form 10-K
period 2002-04-30
AMERICANS CARMART INC
filed 2002-07-19
CIK 799850

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:                    Commission file number:
              APRIL 30, 2002                                 0-14939



                            AMERICA'S CAR-MART, INC.
             (Exact name of registrant as specified in its charter)



                   TEXAS                                                                               63-0851141
(State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer Identification No.)



          1501 SOUTHEAST WALTON BLVD., SUITE 213, BENTONVILLE, ARKANSAS
                    (Address of principal executive offices)

                                      72712
                                   (Zip Code)

                                 (479) 464-9944
              (Registrant's telephone number, including area code)



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 17, 2002 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (4,713,441 shares) was $53,261,883.

     As of July 17, 2002 there were 7,009,394 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 are incorporated by reference into
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I

ITEM 1. BUSINESS


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains numerous "forward-looking statements" within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "foresee," and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

         o        opening new stores at the rate of 12% to 16% per year;

         o        financing growth from profits;

         o continuation of Car-Mart's consistency in earnings and history of growth;

         o        the Company's financial leverage ratio declining;

         o        same store revenue growth; and

         o        the Company's business and growth strategies.

     These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described elsewhere in this report, as well as:

         o        availability of lines of credit for the Company's business;

         o the Company's ability to effectively underwrite and collect installment loans;

         o        competition;

         o        dependence on existing management;

         o        changes in lending laws or regulations; and

         o general economic conditions in the markets in which the Company operates, including fluctuations in employment levels.


BUSINESS AND ORGANIZATION

     America's Car-Mart, Inc., a Texas corporation formerly Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of April 30, 2002 the Company operated 55 stores located primarily in small cities and rural locations throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

     In addition, at April 30, 2002, the Company also owned (i) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (ii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde and Precision, as well as the operating results of (i) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, and (ii) CG Incorporated, S.A. de C.V. ("Crown El Salvador") and Home Stay Lodges I, Ltd. ("Home Stay") that were sold in a prior fiscal year, are included in discontinued operations.

     In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing, Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.

BUSINESS STRATEGY

     In general, it is the Company's objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 21 years. This business strategy will focus on:

     o CONTROLLED ORGANIC GROWTH. The Company will continue to expand its operation by increasing unit sales at existing dealerships and opening new dealerships. The Company believes it can comfortably open new stores at the rate of 12% to 16% per annum for the foreseeable future. The Company plans to open seven new dealerships during fiscal 2003. The Company has no plans or intentions to acquire existing dealerships of other operators.

     o SELLING BASIC TRANSPORTATION. The Company will continue to focus on selling basic and affordable transportation to its customers. In general, the Company does not sell luxury cars, sports cars or SUV's. The average sales price of retail vehicles sold by the Company during fiscal 2002 was about $5,900. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (generally less than 24 months), and the customer is more able to afford his or her payments.

     o OPERATING IN SMALLER COMMUNITIES. The majority of the Company's dealerships are located in cities and towns with a population of 50,000 or less (median of about 27,500). The Company believes that by operating in these smaller communities it experiences better collection results as its customers are more stable in their employment and place of residence, and are easier to locate in the event their loan becomes delinquent. Further, the Company believes that operating costs (ie. salaries, rent, advertising) are lower in smaller communities than in major metropolitan areas.

     o MAINTAINING A DECENTRALIZED OPERATION. The Company's dealerships will continue to operate on a decentralized basis. Each store is responsible for buying and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company's dealerships. This decentralized structure is complemented by the oversight and involvement of general office management (district and regional managers, purchasing and accounts directors, accounting, MIS and senior management), and the maintenance of centralized financial controls.

     o CULTIVATING CUSTOMER RELATIONSHIPS. The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. Approximately 40% of its sales at mature stores are made to repeat customers, and an additional 10% to 15% of sales result from customer referrals. Furthermore, by developing a personal relationship with its customers the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company, should the customer experience financial difficulty during the term of his or her installment loan with the Company. The Company is in a position to cultivate these relationships as the majority of its customers make their payments in person at one of the Company's dealerships on a weekly or bi-weekly basis.

     o COLLECTING CUSTOMER ACCOUNTS. Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last seven years, Car-Mart's annual credit losses as a percentage of sales have been relatively stable ranging from a low of 17.0% to a high of 20.2%. The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

     o PROMOTING FROM WITHIN. It has been the Company's practice to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill all of its managerial positions from within the Company. By hiring individuals at the entry level, the Company believes it is better able to train its associates in the Car-Mart way of doing business, and maintain the Company's unique culture and the intense loyalty of its associates.


BUSINESS STRENGTHS

     We believe Car-Mart possesses a number of strengths, or advantages, that distinguish us from most of our competitors. These business strengths include:

     o CONSISTENCY IN EARNINGS AND HISTORY OF GROWTH. Over the last seven fiscal years Car-Mart has increased its revenues and profits at compound annual growth rates of 19.6% and 21.7%, respectively. All of Car-Mart's growth has been organic, that is through the opening of new stores and increasing revenues and earnings at existing stores. Over this seven year period Car-Mart's net income as a percentage of revenue has been fairly consistent. In six of the last seven years, net income as a percentage of revenue has ranged between 8.6% and 9.6%. We expect Car-Mart's consistency in earnings and history of growth to continue.

     o EXPERIENCED AND INCENTIVIZED MANAGEMENT. Car-Mart's senior management team has an average tenure with the Company of 18 years. For stores opened three or more years, the average store manager tenure is nine years. Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store. A significant portion of the compensation of Car-Mart senior management is incentive based.

     o PROVEN BUSINESS PRACTICES. The Company's operations are highly structured. While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store's operation. Detailed operating manuals are available to assist the store manager, office and collections personnel in performing their daily tasks. As a result, each store is operated in a uniform manner. Above the store level, general office district managers and regional managers monitor the stores' operations through weekly visits and a number of daily, weekly and monthly communications and reports. For the fiscal year ended April 30, 2002, all of the Company's stores operated profitably.

     o SIGNIFICANT EXPANSION OPPORTUNITIES. As of April 30, 2002, the Company operated 55 stores in seven states, with 30 of these stores located in Arkansas. The Company targets smaller communities to locate its dealerships (ie. populations from 20,000 to 50,000), but has had success in medium sized cities (ie. Tulsa, Oklahoma and Little Rock, Arkansas). The Company believes there are numerous suitable communities within the seven states in which the Company currently operates to satisfy anticipated store growth for the next several years, not to mention suitable locations outside the Company's current market area.

     o NO NEW CAPITAL REQUIRED / LOW LEVERAGE. The Company does not expect it will need to raise any new capital in order to facilitate its expected growth for the foreseeable future. The Company expects to fund substantially all of its growth from net income generated from operations. As of April 30, 2002, the Company's debt to equity ratio was .8 to 1.0, which is substantially lower than a number of other public auto retailers. The Company expects its financial leverage ratio to decline for the next several years, as net income builds equity and debt either decreases or remains relatively constant.

     o LOW COST OPERATOR. The Company has structured its store and general office operations to minimize operating costs. The number of associates employed at the store level is dictated by the number of active accounts each store services. Associate compensation is standardized for each store position. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company believes its operating costs as a percentage of revenue, or per unit sold, are among the lowest (or the lowest) in the industry.


OPERATIONS

     o STORE ORGANIZATION. Stores are operated on a decentralized basis. Each store is responsible for the buying and selling of vehicles, making credit decisions, and servicing and collecting the installment loans it originates. Stores also maintain their own records, write checks and make daily deposits. Store level financial statements are prepared by the general office on a monthly basis. Depending on the number of active accounts, a store may have as little as two or as many as 20 associates employed at that location. Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants. Stores are open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite stores. Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

     o STORE LOCATION AND FACILITIES. Below is a summary of stores opened during the fiscal years ended April 30, 2002, 2001 and 2000:

                                                     Years Ended April 30,
                                               2002           2001           2000
                                            ----------     ----------     ----------
         Beginning stores                           47             40             33
         New stores opened                           8              7              7
                                            ----------     ----------     ----------

             Ending stores                          55             47             40
                                            ==========     ==========     ==========

          Below is a summary of store locations by state as of April 30, 2002, 2001 and 2000:

                                                        As of April 30,
         Stores by State                       2002           2001           2000
         ---------------                    ----------     ----------     ----------
         Arkansas                                   30             29             28
         Oklahoma                                    9              9              8
         Kentucky                                    7              2             --
         Missouri                                    5              3              2
         Texas                                       2              2              2
         Kansas                                      1              1             --
         Indiana                                     1              1             --
                                            ----------     ----------     ----------

             Total                                  55             47             40
                                            ==========     ==========     ==========

               Stores are typically located in smaller communities. As of April 30, 2002, approximately 70% of the Company's stores were located in cities with populations of less than 50,000. Stores are located on leased or owned property between one and three acres in size. When opening a new store the Company will typically use an existing structure on the property to conduct business, or lease a portable facility while business at the new location develops. Once the store is established, the Company often will construct its prototype store facility of 4,500 square feet at an average cost of $250,000. Recently, the Company purchased a few modular facilities at a much lower cost per square foot than its prototype store facility, and may, in the future, use modular facilities as its preferred permanent store facility structure.

     o PURCHASING. The Company purchases vehicles primarily through wholesalers and new car dealers. Occasionally the Company will purchase vehicles from auctions. The majority of vehicle purchasing is performed by the Company's buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they buy. Buyers also report to a regional purchasing director who monitors the quantity and quality of vehicles purchased, and compares the cost of similar vehicles purchased among buyers.

               Generally, buyers purchase vehicles between four and ten years of age with 60,000 to 120,000 miles, and pay between $2,000 and $5,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports or luxury cars, or sport utility vehicles. Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Corsica and Lumina, Oldsmobile Cutlas and Achieva, and Pontiac Grand Am. The Company also sells a number of trucks. Buyers inspect and test-drive every vehicle they purchase. Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

     o SELLING, MARKETING AND ADVERTISING. Each store maintains an inventory of 15 to 75 vehicles depending on the maturity of the dealership. The selling price of the Company's vehicles typically ranges between $2,500 and $8,500, with an average of $5,900. Selling is done principally by the store manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an "as is" basis; however, customers are given an option to purchase a 4 month or 4,000 mile service contract which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. The majority of the Company's customers elect to purchase a service contract when purchasing a vehicle.

               The Company's objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn their repeat business. The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals. Approximately 10% to 15% of the Company's sales result from customer referrals. The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of five, ten and fifteen vehicles, respectively. Such certificates are prominently displayed at the dealership where the vehicles were purchased. For mature dealerships, approximately 40% of its sales are to repeat customers.

               The Company advertises in local newspapers, on billboards and on the radio. In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

     o UNDERWRITING AND FINANCE. The Company provides financing for substantially all of its customers who purchase a vehicle at one of its stores. The Company does not provide financing to others, nor does it purchase retail installment contracts originated by others. The Company's installment sales contracts include down payments ranging from 0% to 17% (average of 9%), terms ranging from 12 months to 30 months (average of 22 months), annual interest charges ranging from 6% to 19% (average of 9%), and require that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company coming to a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customers' monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the store manager makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the store manager attempts to assess the stability and character of the applicant. The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly affected by the collection results of his or her store.

     o COLLECTIONS. All of the Company's retail installment contracts are serviced by Company personnel at the store level. The majority of the Company's customers make their payments in person at the store where they purchased their vehicle, although some customers mail their payments to the store. Each store closely monitors their customer accounts using the Company's proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company believes that the timely response to past due accounts is critical to its collections success. Below is a summary of accounts 30 days or more past due as a percentage of all accounts as of April 30, 2002, 2001 and 2000:

                                                             As of April 30,
                                                  2002            2001            2000
                                               ----------      ----------      ----------

         Accounts 30 days or more past due            2.8%            3.4%            3.8%

               The Company has established standards with respect to the percentage of accounts one and two weeks past due, the percentage of accounts three or more weeks past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed that month (repossession standard). Store personnel (excluding the store manager) are paid a monthly bonus based upon growth in receivables at their store (similar to growth in same store revenues). This bonus is paid only if the store has met its delinquency and repossession standards for the month.

               Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by phone. Notes from each phone contact are electronically maintained in the Company's computer system. If a customer becomes seriously delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. While the Company works very hard at keeping its delinquency percentages low, the Company also works very hard not to repossess vehicles. The Company goes to great lengths to amicably resolve payment delinquencies prior to repossessing a vehicle. For those vehicles repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash to a wholesaler.

     o NEW STORE OPENINGS. The Company plans to add stores at the rate of 12% to 16% per year. For fiscal year 2003, the Company plans to open seven new stores representing a 13% increase. Senior management, with the assistance of the general office staff, makes decisions with respect to the communities in which to locate a new store and the specific sites within those communities. New stores are typically located in the general proximity of existing stores to facilitate the general office's oversight of the Company's stores.

               The Company's approach with respect to new store openings is one of gradual development. The manager in charge of a new store is normally a recently promoted associate who was an assistant manager or a manager trainee at a larger store. The facility may be of a portable nature or an existing structure. New stores operate with a low level of inventory and personnel. As a result of the modest staffing level, the new store manager performs a variety of duties (ie. selling, collecting, administrative tasks) during the early stages of his or her store's operations. As the store develops and the customer base grows, additional staff is hired.

               Monthly sales levels at new stores are substantially less than sales levels at mature stores. Over time new stores gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate strong sales growth. Sales growth at new stores can exceed 20% per year for a number of years. Mature stores typically experience annual sales growth, but at a much lower level than new stores.

               New stores utilize approximately $250,000 in capital during the first six to eight months of operation. This cash is used principally to fund receivables growth. After this six or eight month start-up period, new stores typically become cash flow positive. New stores tend to be profitable within a few months of opening.

     o GENERAL OFFICE OVERSIGHT AND MANAGEMENT. The general office, based in Bentonville, Arkansas, consists of district managers, regional managers, purchasing, accounts and compliance directors, accounting and management information systems personnel, administrative personnel and senior management. The general office monitors and oversees store operations. The Company's stores transmit and submit operating and financial information and reports to the general office on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels, receivables agings and sales and repossession data. The general office uses this information to compile Company-wide reports, plan store visits and prepare monthly financial statements.

               Periodically, district managers, regional managers, accounts and compliance directors visit the Company's stores to inspect, review and comment on operations. Oftentimes the general office assists in training new managers and other store level associates. In addition to financial results, the general office uses standards (delinquency and repossession) and a point system to evaluate a store's performance.

               On a monthly basis the Company's store managers meet either on a district, regional or Company-wide basis. At these meetings general office personnel provide training and recognize achievements of store managers. Near the end of every fiscal year the respective district manager, regional manager and senior management conduct "projection" meetings with each store manager. At these meetings the year's results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year. The qualitative goals may focus on staff development, effective delegation, organization skills and sometimes personal matters. Quantitatively, the Company always establishes a receivables growth target (which is similar to a revenue growth target) and, depending on the circumstances, may establish delinquency, repossession, or expense goals.

               The general office is also responsible for establishing policy, maintaining the Company's management information system, conducting compliance audits, orchestrating new store openings and setting the direction for the Company.


INDUSTRY

          USED CAR SALES. The market for used car sales in the United States is significant and has steadily increased over the past five years. For calendar 2000, used vehicle sales in the United States were approximately $367 billion, with the sub-prime segment of used vehicle sales contributing approximately $147 billion. Management believes the factors that have led to growth in this industry include (i) substantial increases in new car prices, which have made new cars less affordable to the average consumer, (ii) the greater reliability and durability of used cars resulting from the production of higher quality cars, and (iii) the increasing number of vehicles coming off lease programs in recent years. Many industry analysts expect these trends to continue, leading to further expansion of the used car sales market.

               Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company is in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by numerous small independent used car dealerships that sell and finance the sale of used cars to individuals with limited or damaged credit histories ("Buy Here/Pay Here" dealers). Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days), and the ability to make payments in person, an important feature to individuals who may not have a checking account or are otherwise unable to make payments by the due date through the mail because of the timing of paychecks.

          USED CAR FINANCING. The automobile financing industry is the third-largest consumer finance market in the country, after mortgage debt and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here/Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

               Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the estimated 54,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. Many of these dealers typically finance their operations through the sale of contract receivables at a discount.


COMPETITION

     The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 22,000 franchised automobile dealers and 54,000 independent used vehicle dealers. Although there are a number of large public companies that sell used (as well as new) vehicles, such as Car Max and AutoNation, Inc., management believes these operators do not provide significant competition for the Company as they tend to sell higher priced vehicles to consumers with stronger credit histories. The Company competes principally with other independent Buy Here/Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individual consumers who sell used vehicles in private transactions. The Company competes for both the supply and resale of used vehicles.

     Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited or damaged credit histories, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership's location, and
(v) customer service. Management believes that its dealerships are competitive in each of these areas.


REGULATION AND LICENSING

     The Company's operations are subject to various federal, state, and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, the Company's dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company's financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company's right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

     The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either
(i) a specified margin above the federal discount rate, (ii) the age of the vehicle, or (iii) statute. Management believes the Company is in compliance in all material respects with all applicable federal, state, and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company's used vehicle sales and finance business.

DISCONTINUED OPERATIONS

     In October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde (a prime and sub-prime mortgage lender) and Precision (a firm specializing in the sale and rental of intermediate bulk containers), as well as the operating results of (i) Smart Choice (used vehicle sales and finance), the Company's 70% subsidiary that was written-off in October 2001, and
(ii) Crown El Salvador (gaming) and Home Stay (lodging) that were sold in a prior fiscal year, are included in discontinued operations. See Note R of the accompanying consolidated financial statements.

     At April 30, 2002 the Company owned an 80% interest in Concorde and a 50% interest in Precision. In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing, Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.


EMPLOYEES

     As of April 30, 2002 the Company, including its consolidated subsidiaries, employed approximately 450 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.


EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

         NAME                               AGE    POSITION WITH THE COMPANY
         ----                               ---    -------------------------

         Edward R. McMurphy ...........     51     Chairman of the Board

         Nan R. Smith .................     62     Vice Chairman of the Board

         Tilman J. Falgout, III .......     53     Chief Executive Officer,
                                                   General Counsel and Director

         William H. Henderson .........     39     President

         Mark D. Slusser ..............     44     Chief Financial Officer,
                                                   Vice President Finance and Secretary

         Eddie L. Hight ...............     39     Chief Operating Officer

EDWARD R. MCMURPHY, has served as Chairman of the Board of the Company since its inception in 1983. From 1984 until May 2002 Mr. McMurphy has served as the Company's Chief Executive Officer and President. From 1979 to June 1986, Mr. McMurphy served as President of Marion Properties, Inc., a real estate development company and former parent of the Company from July 1984 to June 1986.

NAN R. SMITH, has served as Vice Chairman of the Board of the Company since May 2002 and as a director since January 2002. From 1999 until May 2002, Ms. Smith served as President of Car-Mart (the Company's wholly-owned operating subsidiary). From 1981 through 1998, Ms. Smith served as Chief Operating Officer of Car-Mart.

TILMAN J. FALGOUT, III, has served as Chief Executive Officer of the Company since May 2002, General Counsel since 1995 and a director of the Company since 1992. From 1995 until May 2002, Mr. Falgout also served as Executive Vice President of the Company. From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

WILLIAM H. HENDERSON, has served as President of the Company since May 2002. From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart (the Company's wholly-owned operating subsidiary). From 1987 through 1998, Mr. Henderson held a number of positions at Car-Mart including Store Manager and Regional Manager.

MARK D. SLUSSER, has served as Chief Financial Officer of the Company since 1989 and as Secretary since 1990. From 1981 until joining the Company, Mr. Slusser held various positions with Ernst & Young LLP including Senior Manager.

EDDIE L. HIGHT, has served as Chief Operating Officer of the Company since May 2002. From 1984 until May 2002, Mr. Hight held a number of positions at Car-Mart (the Company's wholly-owned operating subsidiary) including Store Manager and Regional Manager.

ITEM 2. PROPERTIES

     As of April 30, 2002 the Company leased substantially all of its facilities, including dealerships and the Company's general offices. These facilities are located principally in the states of Arkansas, Oklahoma, Kentucky and Missouri. The Company's general administrative offices are located in approximately 6,000 square feet of leased space in Bentonville, Arkansas.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Although the Company cannot determine at this time the amount of exposure from these ordinary course of business lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is authorized for quotation on the NASDAQ National Market under the NASDAQ symbol CRMT. The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by NASDAQ for the Company's common stock for the periods indicated.

                                         Fiscal 2002               Fiscal 2001
                                      High         Low          High         Low
                                    --------     --------     --------     --------

         First quarter              $   3.85     $   3.55     $   5.50     $   4.75
         Second quarter                 4.50         3.50         5.50         4.44
         Third quarter                  7.88         3.50         5.00         3.63
         Fourth quarter                15.00         6.60         4.19         3.51

     As of July 15, 2002, there were approximately 1,275 stockholders of record. This number excludes individual stockholders holding stock under nominee security position listings.

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

     In March 2002, the Company acquired all of the remaining shares of Car-Mart common stock it did not previously own from the Car-Mart minority shareholders by issuing 146,518 shares of the Company's common stock (valued at approximately $1.4 million) and paying approximately $1.6 million in cash. The Company is relying upon an exemption from registration as specified in Section 4 (2) of the Securities Act of 1933.

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

                                                                         Years Ended April 30,
                                                   2002            2001           2000           1999           1998
                                                ----------      ----------     ----------     ----------     ----------

     Revenues                                   $  127,924      $  106,754     $   90,970     $   30,007     $    3,251

     Income (loss) from continuing              $   (1,136)     $    7,362     $   13,277     $   18,193     $      244
     operations

     Net income (loss)                          $  (14,306)     $    5,963     $   14,836     $   17,508     $      367

     Diluted EPS - continuing operations        $     (.17)     $      .92     $     1.38     $     1.75     $      .02


     Total assets                               $  128,142      $  302,520     $  294,008     $  170,003     $   92,203
     Total debt                                 $   39,792      $   41,584     $   37,319     $   33,835     $       --
     Stockholders' equity                       $   52,813      $   58,932     $   58,867     $   53,059     $   35,051
     Shares outstanding                              6,944           6,980          8,248         10,097          9,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.


OVERVIEW

     America's Car-Mart, Inc., a Texas corporation formerly Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of April 30, 2002 the Company operated 55 stores located primarily in small cities and rural locations throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom have limited credit histories or past credit problems.

     In addition, at April 30, 2002, the Company also owned (i) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (ii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde and Precision, as well as the operating results of (i) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, and (ii) CG Incorporated, S.A. de C.V. ("Crown El Salvador") and Home Stay Lodges I, Ltd. ("Home Stay") that were sold in a prior fiscal year, are included in discontinued operations (see Note R to the accompanying consolidated financial statements).

     In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.

RESULTS OF CONTINUING OPERATIONS

     Operating results are presented for the continuing operations of the Company by business segment for the years ended April 30, 2002, 2001 and 2000. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the years ended April 30, 2002, 2001 and 2000 is as follows:

                                  CONSOLIDATED
                                 (IN THOUSANDS)

                                                 Revenues                                  Pretax Income (Loss)
                                ------------------------------------------      ------------------------------------------

                                           Years Ended April 30,                           Years Ended April 30,
                                   2002            2001            2000            2002            2001            2000
                                ----------      ----------      ----------      ----------      ----------      ----------

     Car-Mart                   $  127,417      $  105,706      $   89,382      $   19,336      $   16,375      $   13,562
     Corporate                         838           1,524           2,290         (17,134)         (3,484)          7,773
     Eliminations                     (331)           (476)           (702)             --              --              --
                                ----------      ----------      ----------      ----------      ----------      ----------

           Consolidated         $  127,924      $  106,754      $   90,970      $    2,202      $   12,891      $   21,335
                                ==========      ==========      ==========      ==========      ==========      ==========

2002 VS. 2001

     Revenues increased $21.2 million, or 19.8%, in fiscal 2002 versus fiscal 2001 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($12.5 million, or 14.1%), (ii) revenue growth from stores opened during fiscal 2001 or stores that added a satellite location during fiscal 2002 or fiscal 2001 ($5.0 million), and (iii) revenues from stores opened during fiscal 2002 ($4.1 million). Pretax income decreased by $10.7 million, or 82.9%, principally as a result of fiscal 2002 including (i) a $7.3 million non-cash stock option based compensation charge, a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment at Corporate, with no comparable charge or write-down in fiscal 2001, partially offset by (ii) higher pretax earnings at Car-Mart ($3.0 million).

     During fiscal 2002 the Company recorded a $7.3 million non-cash charge related to stock option based compensation. The charge pertains to the Company's 1997 stock option plan which contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan. Also during fiscal 2002, the Company recorded a $2.7 million restructuring charge (severance and office closing costs) in connection with the decision to relocate its corporate headquarters to Bentonville, Arkansas and wrote-down the carrying value of two emerging technology/Internet investments and certain equipment by $3.9 million that were deemed to be impaired.

2001 VS. 2000

     Revenues increased $15.8 million, or 17.4%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($7.5 million, or 12.7%), (ii) revenue growth from stores opened during fiscal 2000 or stores that added a satellite location during fiscal 2001 or fiscal 2000 ($5.1 million), and (iii) revenues from stores opened during fiscal 2001 ($3.7 million). Pretax income decreased by $8.4 million, or 39.6%, principally as a result of (i) fiscal 2000 including a $10.7 million gain on the sale of Casino Magic Neuquen with no similar gain in fiscal 2001, partially offset by (ii) higher pretax earnings at Car-Mart ($2.8 million).

                                    CAR-MART
                     (INCOME STATEMENT DOLLARS IN THOUSANDS)


                                                                             % Change
                                                                      ----------------------
                                                                        2002          2001                As a % of Sales
                                        Years Ended April 30,            vs            vs        ----------------------------------
                                    2002        2001        2000        2001          2000         2002         2001         2000
                                  --------    --------    --------    --------      --------     --------     --------     --------
Revenues:
  Sales                           $118,642    $ 97,848    $ 82,916        21.3%         18.0%       100.0%       100.0%       100.0%
  Interest income                    8,775       7,858       6,466        11.7          21.5          7.4          8.0          7.8
                                  --------    --------    --------                               --------     --------     --------
      Total                        127,417     105,706      89,382        20.5          18.3        107.4        108.0        107.8
                                  --------    --------    --------                               --------     --------     --------

Costs and expenses:
  Cost of sales                     62,965      53,412      45,383        17.9          17.7         53.1         54.6         54.7
  Selling, gen and admin            19,354      14,950      12,960        29.5          15.4         16.3         15.3         15.6
  Provision for credit loss         23,036      17,215      14,104        33.8          22.1         19.4         17.6         17.0
  Interest expense                   2,564       3,613       3,239       (29.1)         11.5          2.2          3.7          3.9
  Depreciation and amort               162         141         134        14.9           5.2           .1           .1           .2
                                  --------    --------    --------                               --------     --------     --------
      Total                        108,081      89,331      75,820        21.0          17.8         91.1         91.3         91.4
                                  --------    --------    --------                               --------     --------     --------

      Pretax income               $ 19,336    $ 16,375    $ 13,562        18.1          20.7         16.3         16.7         16.4
                                  ========    ========    ========                               ========     ========     ========


Operating Data:
  Retail units sold                 18,658      15,659      13,852        19.2%         13.0%
  Average stores in operation         52.5        44.6        37.9        17.7%         17.6%
  Average units sold per store         355         351         365         1.2%         (3.9)%
  Average retail sales price      $  5,898    $  5,855    $  5,599          .7%          4.6%
  Same store revenue growth           14.1%       12.7%       15.4%

2002 VS. 2001

     Revenues increased $21.7 million, or 20.5%, in fiscal 2002 versus fiscal 2001 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($12.5 million, or 14.1%), (ii) revenue growth from stores opened during fiscal 2001 or stores that added a satellite location during fiscal 2002 or fiscal 2001 ($5.0 million), and (iii) revenues from stores opened during fiscal 2002 ($4.1 million).

     Cost of sales as a percentage of sales decreased 1.5% to 53.1% in fiscal 2002 from 54.6% in fiscal 2001. The decrease was principally the result of the Company's decision to raise vehicle prices, thereby improving gross margins. The Company made the decision to raise prices after making significant improvements in the price it pays when purchasing vehicles. During fiscal 2002 the Company created and filled two Regional Purchasing Director positions. These individuals used the Company's purchasing database to standardize the price paid for similar vehicles, and have been actively involved with each buyer to improve their vehicle purchases.

     Selling, general and administrative expense as a percentage of sales increased 1.0% to 16.3% in fiscal 2002 from 15.3% in fiscal 2001. The increase was principally the result of (i) creating several new positions at the general office level to assist in managing the Company's business, and (ii) higher personnel costs at the store level.

     Provision for credit loss as a percentage of sales increased 1.8%, to 19.4% in fiscal 2002 from 17.6% in fiscal 2001. The Company believes the increase was principally the result of (i) a general slowdown in the economy during fiscal 2002 as compared to fiscal 2001, and (ii) a failure to timely add sufficient staff to enable the general office to adequately address the more difficult collection environment during the first nine months of fiscal 2002. In response to the need for additional general office staff, in mid-fiscal 2002 six new positions were created and filled at the general office (Regional Accounts Directors, Regional Purchasing Directors and Regional Compliance Directors) to assist in managing the Company's growing business.

     Interest expense as a percentage of sales decreased 1.5%, to 2.2% in fiscal 2002 from 3.7% in fiscal 2001. The decrease was principally the result of (i) a decrease in the prime interest rate (ie. interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

2001 VS. 2000

     Revenues increased $16.3 million, or 18.3%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($7.5 million, or 12.7%), (ii) revenue growth from stores opened during fiscal

2001 or stores that added a satellite location during fiscal 2001 or fiscal 2000 ($5.1 million), and (iii) revenues from stores opened during fiscal 2001 ($3.7 million).

     Cost of sales as a percentage of sales was virtually unchanged between fiscal 2001 (54.6%) and fiscal 2000 (54.7%).

     Selling, general and administrative expense as a percentage of sales decreased .3% to 15.3% in fiscal 2001 from 15.6% in fiscal 2000. The decrease was principally the result of (i) lower personnel costs as a percentage of sales in fiscal 2001 as compared to fiscal 2000, as sales growth at mature stores outpaced growth in payroll costs at those stores, and (ii) lower rent as a percentage of sales in fiscal 2001 as compared to fiscal 2000, as sales at existing stores grew while rent at those stores is fixed.

     Provision for credit loss as a percentage of sales increased .6%, to 17.6% in fiscal 2001 from 17.0% in fiscal 2000. The Company cannot identify with certainty any specific reason for the increase. The increase may have been caused by a slightly more difficult economic environment, or a slight shift in emphasis by store managers towards sales growth and away from credit quality and collections.

     Interest expense as a percentage of sales decreased .2%, to 3.7% in fiscal 2001 from 3.9% in fiscal 2000. The decrease was principally the result of (i) a decrease in the prime interest rate (ie. interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.


                                    CORPORATE
                                 (IN THOUSANDS)


                                                                     Years Ended April 30,
                                                             2002            2001            2000
                                                          ----------      ----------      ----------
         Revenues:
             Interest income                              $      838      $    1,524      $    2,290
                                                          ----------      ----------      ----------
                 Total                                           838           1,524           2,290
                                                          ----------      ----------      ----------

         Costs and expenses:
             Selling, general and admin                        2,972           3,784           4,678
             Provision for credit loss                           100
             Interest expense                                    789             878             788
             Depreciation and amort                              122             346             296
             Stock option compensation                         7,329
             Restructuring charge                              2,732
             Write-down of investment/equip                    3,928
                                                          ----------      ----------      ----------
                 Total                                        17,972           5,008           5,762
                                                          ----------      ----------      ----------

         Other income:
             Equity in unconsol. subsidiaries                                                    507
             Gain on sale of CMN                                                              10,738
                                                          ----------      ----------      ----------
                 Total                                                                        11,245
                                                          ----------      ----------      ----------

                 Pretax income (loss)                     $  (17,134)     $   (3,484)     $    7,773
                                                          ==========      ==========      ==========

2002 VS. 2001

     Interest income decreased $.7 million to $.8 million in fiscal 2002 versus $1.5 million in fiscal 2001. The decrease was principally due to a lower level of notes receivable outstanding during fiscal 2002 as compared to fiscal 2001. Selling, general and administrative expense decreased $.8 million to $3.0 million in fiscal 2002 from $3.8 million in fiscal 2001, a decrease of 21.5%. The decrease was principally the result of lower compensation expense resulting from reductions in corporate office bonuses and the size of the corporate office staff. The staff was reduced in anticipation of the planned relocation of the Company's corporate headquarters from Irving, Texas to Bentonville, Arkansas where Car-Mart is based. The Company's corporate headquarter relocation was completed in July 2002.

     During fiscal 2002 the Company recorded a $7.3 million non-cash charge related to stock option based compensation. The charge pertains to the Company's 1997 stock option plan which contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan. Also during fiscal 2002, the Company recorded a $2.7 million restructuring charge (severance and office closing costs) in connection with the decision to relocate its corporate headquarters to Bentonville, Arkansas and wrote-down the carrying value of two emerging technology/Internet investments and certain equipment by $3.9 million that were deemed to be impaired.

2001 VS. 2000

     Interest income decreased $.8 million to $1.5 million in fiscal 2001 versus $2.3 million in fiscal 2000. The decrease was principally due to a lower level of notes receivable outstanding during fiscal 2001 as compared to fiscal 2000. Selling, general and administrative expense decreased $.9 million to $3.8 million in fiscal 2001 from $4.7 million in fiscal 2000, a decrease of 19.1%. The decrease was principally the result of lower compensation expense resulting from lower earnings of the Company. The Company's executive bonus plan was tied directly to the profitability of the Company, which decreased during fiscal 2001. The decrease in earnings was principally the result of fiscal 2000 including (i) a $10.7 million gain on the sale of Casino Magic Neuquen ("CMN") with no similar gain in fiscal 2001, and (ii) equity in earnings of unconsolidated subsidiaries being eliminated in connection with the sale of CMN in fiscal 2000.


RESULTS OF DISCONTINUED OPERATIONS

     Operating results are presented below for the discontinued operations of the Company for the fiscal years ended April 30, 2002, 2001 and 2000. These discontinued operations include the following subsidiaries for the periods indicated.

                                                                             Number of Months Included
                                       Month           Month              in Discontinued Operations for
                                      Company         Company                the Years Ended April 30,
                                     Acquired         Sold or       -------------------------------------------
            Subsidiary               or Formed       Disposed          2002            2001            2000
            ----------              -----------     -----------     -----------     -----------     -----------
         Smart Choice                     12-99           10-01               6              12               5
         Paaco(1)                          2-98           10-01               6              12              12
         Precision                         2-98            5-02              12              12              12
         Concorde                          6-97            7-02              12              12              12
         Crown El Salvador                 2-99            4-01              --              12              12
         Home Stay                         5-98           12-99              --              --               7

(1) In connection with the Company's purchase of a 70% interest in Smart Choice in December 1999, the Company contributed Paaco into Smart Choice and at that point Paaco became a wholly-owned subsidiary of Smart Choice. References to Smart Choice typically include Paaco.

                                                                    Years Ended April 30,
                                                             2002            2001            2000
                                                          ----------      ----------      ----------

         Revenues                                         $  104,069      $  236,837      $  147,996
         Operating expenses                                  107,474         238,881         143,834
         Write-down of Smart Choice assets                    39,294
         Loss in excess of the Company's basis               (19,349)
                                                          ----------      ----------      ----------

                 Pretax income (loss)                     $  (23,350)     $   (2,044)     $    4,162
                                                          ==========      ==========      ==========

2002 VS. 2001

     Revenues decreased $132.8 million, or 56.1%, in fiscal 2002 compared with fiscal 2001 principally as a result of only including six months of Smart Choice and Paaco operating results in fiscal 2002 compared to twelve months in fiscal 2001. Effective October 31, 2001 the Company's investment in Smart Choice/Paaco was reduced to zero and thereafter the Company ceased to include Smart Choice/Paaco's operating results in its discontinued operations.

     Pretax loss for the Company's discontinued operations was $23.4 million for fiscal 2002 compared with a $2.0 million pretax loss for fiscal 2001. The $21.4 million increase in loss was principally the result of a $39.3 million write-down of Smart Choice assets, partially offset by a $19.3 million credit which represents losses at Smart Choice in excess of the Company's basis in its Smart Choice/Paaco investment.

     Once the Company's investment in Smart Choice was reduced to zero, no additional losses were recorded by the Company to reflect losses at Smart Choice. The $39.3 million write-down pertains to certain Smart Choice assets (finance receivables, property and equipment, deferred tax assets and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova (Smart Choice's senior lender) of certain Florida Finance Group (Smart Choice's principal Florida-based operating subsidiary) assets and the winding-down of the Florida Finance Group's operations (see Note R to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses did not decrease proportionately with its decrease in revenues.

2001 VS. 2000

     Revenues increased $88.8 million, or 60.0%, in fiscal 2001 compared with fiscal 2000 principally as a result of (i) including Smart Choice in the Company's operations for twelve months in fiscal 2001 versus only five months during fiscal 2000 ($61.0 million), and (ii) growth in Paaco's revenues ($28.3) stemming largely from the opening of additional stores.

     Pretax loss for the Company's discontinued operations was $2.0 million for fiscal 2001 compared with $4.2 million pretax income for fiscal 2000, a decrease of $6.2 million. The decrease was principally the result of lower pretax earnings at Smart Choice ($8.4 million), partially offset by an increase in pretax earnings at Paaco ($2.8 million). Smart Choice's $8.4 million decrease was principally the result of (i) the provision for credit loss increasing to 37.8% of sales in fiscal 2001 from 31.0% in fiscal 2000 ($5.3 million), (ii) cost of sales increasing to 59.5% of sales in fiscal 2001 from 57.5% in fiscal 2000 ($1.5 million), and (iii) a decrease in the average interest rate charged on Smart Choice finance receivables. Paaco's $2.8 million increase in pretax earnings was principally the result of (i) increased revenues and (ii) a lower provision for credit loss as a percentage of sales (13.4% in fiscal 2001 versus 15.9% in fiscal 2000), which is believed to be attributable to (a) selling a higher quality vehicle, and (b) providing a greater level of service.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain historical information with respect to the Company's statements of cash flows (in thousands):

                                                                                     Years Ended April 30,
                                                                             2002            2001            2000
                                                                          ----------      ----------      ----------
         Operating activities:
             Income (loss) from continuing operations                     $   (1,136)     $    7,362      $   13,277
             Net finance receivables growth                                  (13,110)        (11,369)         (9,433)
             Stock option based compensation                                   7,329
             Gain on sale of CMN                                                                             (10,738)
             Other                                                             7,658          (3,050)         (2,299)
                                                                          ----------      ----------      ----------
                 Total                                                           741          (7,057)         (9,193)
                                                                          ----------      ----------      ----------

         Investing activities:
             Purchase of property and equipment                               (1,346)           (688)           (460)
             Note collections from discontinued subsidiaries                   1,427           3,223
             Other                                                            (1,610)          1,289           7,688
                                                                          ----------      ----------      ----------
                 Total                                                        (1,529)          3,824           7,228
                                                                          ----------      ----------      ----------

         Financing activities:
             Proceeds from revolving credit facility, net                      2,524           2,265           2,326
             Purchase of common stock                                         (1,013)         (5,125)         (5,844)
             Other                                                              (211)             61
                                                                          ----------      ----------      ----------
                 Total                                                         1,300          (2,799)         (3,518)
                                                                          ----------      ----------      ----------

                 Cash provided by (used in) continuing operations         $      512      $   (6,032)     $   (5,483)
                                                                          ==========      ==========      ==========

     At April 30, 2002 the Company had (i) $1.2 million of cash on hand and had an additional $4.7 million of availability on its $37.0 million revolving credit facility, (ii) a $7.6 million federal income tax refund receivable stemming principally from the Company's loss on Smart Choice, and (iii) $1.5 million of other receivables. In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing, Concorde repaid all of its $2.1 million in outstanding borrowings from the Company. The majority of this cash was used to reduce debt.

     On a short-term basis, the Company's principal sources of liquidity include
(i) income from continuing operations, (ii) borrowings from its revolving credit facility, (iii) the sale of discontinued subsidiaries, (iv) a federal income tax refund receivable, and (v) other receivables. On a longer-term basis, the Company expects its principal sources of liquidity to include (i) income from continuing operations, and (ii) borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

     The Company expects to use cash to (i) grow its finance receivables portfolio in direct proportion with the expected growth in its sales levels,
(ii) purchase property and equipment in connection with opening new stores and refurbishing existing stores, and, to the extent excess cash is available, (iii) reduce debt. Over the last three fiscal years the Company used approximately $12 million in cash to purchase its common stock. Going forward, the Company does not expect to purchase its common stock at this level.

     The Company expects to fund substantially all of its growth from income generated from operations. Further, the Company expects its financial leverage ratio to decline for the next several years, as net income builds equity and debt either decreases or remains relatively constant.

     The Company's revolving credit facility matures in December 2003. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.


CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses. Below is a discussion of the Company's accounting policy concerning such allowance. Other accounting policies are disclosed in Note B in the accompanying consolidated financial statements.

     The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is determined based upon a review of (i) historical and recent credit losses and (ii) the finance receivable portfolio, and takes into consideration (iii) economic conditions and trends, and collateral values. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.


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

     Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables have remaining maturities from one to 30 months. A majority of the Company's borrowings contain variable interest rates that fluctuate with market interest rates (ie. revolving credit facility). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal discount rate (1.25% at April 30, 2002) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal discount rate which fluctuates. At April 30, 2002 approximately 72% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal discount rate could have a negative effect on profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal discount rate is positive, as the immediate interest expense savings outweighs the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate exceeds the amount of variable interest rate borrowings, the effect on profitability becomes negative.

     The table below illustrates the impact which hypothetical changes in the federal discount rate could have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal discount rate remains in effect for two years, (ii) the increase or decrease in the federal discount rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($92.1 million) and variable interest rate borrowings ($32.3 million), and the percentage of Arkansas originated finance receivables (72%), remain constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.

                                         Year 1                 Year 2
                                        Increase               Increase
          Increase (Decrease)          (Decrease)             (Decrease)
           in Interest Rates       in Pretax Earnings     in Pretax Earnings
          -------------------      ------------------     ------------------
                                     (in thousands)         (in thousands)
                  +2%                 $    23                $    616
                  +1%                      12                     308
                  -1%                     (12)                   (308)
                  -2%                     (23)                   (616)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accountant's report are included in Item 8 of this report:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets as of April 30, 2002 and 2001

          Consolidated Statements of Operations for the fiscal years ended April 30, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
America's Car-Mart, Inc.

     We have audited the accompanying consolidated balance sheets of America's Car-Mart, Inc., as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America's Car-Mart, Inc. as of April 30, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP


Dallas, Texas
June 21, 2002, except the third paragraph of Note A as to which the date is July 17, 2002.

CONSOLIDATED BALANCE SHEETS                             AMERICA'S CAR-MART, INC.


                                                                                     April 30, 2002     April 30, 2001
                                                                                     --------------     --------------
Assets:
    Cash and cash equivalents                                                        $    1,229,920     $      718,134
    Income tax receivable                                                                 7,627,362
    Notes and other receivables, net                                                      1,457,013          4,441,391
    Finance receivables, net                                                             75,079,603         61,969,879
    Inventory                                                                             3,540,538          3,013,293
    Prepaid and other assets                                                                251,729            359,395
    Investments                                                                             252,456          3,473,761
    Deferred tax assets, net                                                                119,052          5,401,487
    Property and equipment, net                                                           2,626,711          4,233,443
    Assets of subsidiaries held for sale                                                 35,957,978        218,909,333
                                                                                     --------------     --------------

                                                                                     $  128,142,362     $  302,520,116
                                                                                     ==============     ==============

Liabilities and stockholders' equity:
    Accounts payable                                                                 $    1,984,918     $    1,942,261
    Accrued liabilities                                                                   6,282,639          3,565,981
    Income taxes payable                                                                                     4,987,609
    Revolving credit facilities                                                          32,291,957         29,767,688
    Other notes payable                                                                   7,500,000         11,816,000
    Liabilities of subsidiaries held for sale                                            27,269,661        190,655,389
                                                                                     --------------     --------------
          Total liabilities                                                              75,329,175        242,734,928
                                                                                     --------------     --------------

    Minority interests                                                                                         852,935

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
            6,944,325 issued and outstanding (6,980,367 at April 30, 2001)                   69,444             69,804
       Additional paid-in capital                                                        31,261,985         23,075,677
       Retained earnings                                                                 21,481,758         35,786,772
                                                                                     --------------     --------------
           Total stockholders' equity                                                    52,813,187         58,932,253
                                                                                     --------------     --------------

                                                                                     $  128,142,362     $  302,520,116
                                                                                     ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   AMERICA'S CAR-MART, INC.


                                                                                       Years Ended April 30,
                                                                            2002                2001                2000
                                                                       --------------      --------------      --------------
Revenues:
    Sales                                                              $  118,641,750      $   97,847,926      $   82,916,479
    Interest and other income                                               9,282,085           8,905,729           8,054,071
                                                                       --------------      --------------      --------------
                                                                          127,923,835         106,753,655          90,970,550
                                                                       --------------      --------------      --------------

Costs and expenses:
    Cost of sales                                                          62,965,215          53,412,400          45,382,809
    Selling, general and administrative                                    22,326,241          18,733,825          17,638,009
    Provision for credit losses                                            23,135,926          17,214,750          14,104,163
    Interest expense                                                        3,022,156           4,014,781           3,325,027
    Depreciation and amortization                                             283,641             486,648             430,291
    Stock option based compensation                                         7,328,554
    Restructuring charge                                                    2,732,106
    Write-down of investments and equipment                                 3,927,631
                                                                       --------------      --------------      --------------
                                                                          125,721,470          93,862,404          80,880,299
                                                                       --------------      --------------      --------------

Other income:
    Equity in earnings of unconsolidated subsidiaries                                                                 506,775
    Gain on sale of Casino Magic Neuquen                                                                           10,737,832
                                                                       --------------      --------------      --------------
                                                                                                                   11,244,607
                                                                       --------------      --------------      --------------

        Income (loss) from continuing operations
            before taxes and minority interests                             2,202,365          12,891,251          21,334,858

Provision for income taxes                                                  2,789,412           5,216,367           7,972,583
Minority interests                                                            548,330             313,089              85,480
                                                                       --------------      --------------      --------------

        Income (loss) from continuing operations                           (1,135,377)          7,361,795          13,276,795

Discontinued operations:
    Income (loss) from discontinued operations,
      net of taxes and minority interests                                 (13,169,637)         (1,403,693)          1,436,356
    Gain on sale of discontinued operation,
      net of taxes                                                                                  4,726             123,268
                                                                       --------------      --------------      --------------

        Income (loss) from discontinued operations                        (13,169,637)         (1,398,967)          1,559,624
                                                                       --------------      --------------      --------------

        Net income (loss)                                              $  (14,305,014)     $    5,962,828      $   14,836,419
                                                                       ==============      ==============      ==============

Basic earnings (loss) per share:
        Continuing operations                                          $         (.17)     $          .96      $         1.44
        Discontinued operations                                                 (1.94)               (.19)                .17
                                                                       --------------      --------------      --------------
            Total                                                      $        (2.11)     $          .77      $         1.61
                                                                       ==============      ==============      ==============

Diluted earnings (loss) per share:
        Continuing operations                                          $         (.17)     $          .92      $         1.38
        Discontinued operations                                                 (1.94)               (.18)                .16
                                                                       --------------      --------------      --------------
            Total                                                      $        (2.11)     $          .74      $         1.54
                                                                       ==============      ==============      ==============

Weighted average number of shares outstanding:
        Basic                                                               6,795,461           7,697,239           9,216,184
        Diluted                                                             6,795,461           8,015,834           9,621,328

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   AMERICA'S CAR-MART, INC.

                                                                                       Years Ended April 30,
                                                                       ------------------------------------------------------
                                                                            2002                2001                2000
                                                                       --------------      --------------      --------------
Operating activities:
  Net income (loss)                                                    $  (14,305,014)     $    5,962,828      $   14,836,419
  Add: (Income) loss from discontinued operations                          13,169,637           1,398,967          (1,559,624)
                                                                       --------------      --------------      --------------
      Income (loss) from continuing operations                             (1,135,377)          7,361,795          13,276,795

Adjustments to reconcile income (loss) from continuing
operations to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                           283,641             486,648             430,291
      Deferred income taxes                                                 5,282,435          (1,880,146)         (2,309,765)
      Provision for credit losses                                          23,135,926          17,214,750          14,104,163
      Stock option based compensation                                       7,328,554
      Write-down of investments and equipment                               3,927,631
      Minority interests                                                      548,330             313,089              85,480
      Equity in earnings of unconsolidated subsidiaries                                                              (506,775)
      Gain on sale of Casino Magic Neuquen                                                                        (10,737,832)
      Accretion of purchase discount                                                              (29,095)           (473,918)
      Changes in operating assets and liabilities:
          Receivables                                                      (1,807,511)            325,028          (1,527,032)
          Finance receivable originations                                (108,035,124)        (88,872,082)        (74,285,237)
          Finance receivable collections                                   66,504,977          55,707,950          47,502,589
          Inventory acquired in repossession                                5,384,497           4,609,140           3,719,226
          Inventory                                                          (527,245)           (670,274)           (170,173)
          Prepaids and other assets                                           197,346             151,436          (1,371,171)
          Accounts payable and accrued liabilities                          4,401,486              39,525           1,241,995
          Income taxes payable                                             (4,748,553)         (1,814,650)          1,828,736
                                                                       --------------      --------------      --------------
              Net cash provided by (used in) operating activities             741,013          (7,056,886)         (9,192,628)
                                                                       --------------      --------------      --------------

Investing activities:
  Purchase of property and equipment                                       (1,345,733)           (688,130)           (460,387)
  Sale of equipment                                                            29,024
  Collections from (advances to) subsidiaries held for sale                 1,426,697           3,223,393          (2,013,599)
  Purchase of subsidiary minority interest                                 (1,562,027)
  Purchase of discontinued subsidiary                                                                              (5,338,741)
  Sale of subsidiaries                                                                          2,259,468
  Purchase of investments                                                     (77,206)           (970,615)         (2,028,034)
  Sale of investments and other                                                                                    17,068,812
                                                                       --------------      --------------      --------------
              Net cash provided by (used in) investing activities          (1,529,245)          3,824,116           7,228,051
                                                                       --------------      --------------      --------------

Financing activities:
  Sale of common stock                                                        113,498              60,937
  Purchase of common stock                                                 (1,012,749)         (5,124,894)         (5,844,111)
  Proceeds from revolving credit facility, net                              2,524,269           2,265,074           2,326,020
  Repayments of other debt                                                   (325,000)
                                                                       --------------      --------------      --------------
              Net cash provided by (used in) financing activities           1,300,018          (2,798,883)         (3,518,091)
                                                                       --------------      --------------      --------------

Cash provided by (used in) continuing operations                              511,786          (6,031,653)         (5,482,668)
Cash provided by (used in) discontinued operations                          1,045,298          (1,618,315)          2,415,443
                                                                       --------------      --------------      --------------

Increase (decrease) in cash and cash equivalents                            1,557,084          (7,649,968)         (3,067,225)
Cash and cash equivalents at: Beginning of period                           2,193,342           9,843,310          12,910,535
                                                                       --------------      --------------      --------------

                              End of period                                 3,750,426           2,193,342           9,843,310
Less: Cash and cash equivalents of discontinued operations                 (2,520,506)         (1,475,208)         (3,093,523)
                                                                       --------------      --------------      --------------

      Cash and cash equivalents of continuing operations               $    1,229,920      $      718,134      $    6,749,787
                                                                       ==============      ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY         AMERICA'S CAR-MART, INC.


                                                              For the Years Ended April 30, 2002, 2001 and 2000

                                                                                  Additional                           Total
                                                      Common Stock                 Paid-In           Retained      Stockholders'
                                                Shares            Amount           Capital           Earnings          Equity
                                             ------------      ------------      ------------      ------------    -------------

Balance at April 30, 1999                      10,096,842      $    100,968      $ 37,970,391      $ 14,987,525     $ 53,058,884

    Stock warrants exercised                        2,000                20               (20)                                --
    Purchase agreement amendment                 (670,311)           (6,703)       (3,177,274)                        (3,183,977)
    Purchase of common stock                   (1,180,769)          (11,807)       (5,832,304)                        (5,844,111)
    Net income                                                                                       14,836,419       14,836,419
                                             ------------      ------------      ------------      ------------     ------------

Balance at April 30, 2000                       8,247,762            82,478        28,960,793        29,823,944       58,867,215

    Stock options exercised                        25,000               250            60,687                             60,937
    Purchase of common stock                   (1,122,225)          (11,222)       (5,113,672)                        (5,124,894)
    Stock received in Precision sale             (170,170)           (1,702)         (832,131)                          (833,833)
    Net income                                                                                        5,962,828        5,962,828
                                             ------------      ------------      ------------      ------------     ------------

Balance at April 30, 2001                       6,980,367            69,804        23,075,677        35,786,772       58,932,253

    Issuance of common stock                      146,518             1,466         1,446,123                          1,447,589
    Purchase of common stock                     (266,758)           (2,668)       (1,010,081)                        (1,012,749)
    Stock options exercised                        84,198               842           112,656                            113,498
    Stock warrant issued                                                               70,000                             70,000
    Tax benefit of options exercised                                                  239,056                            239,056
    Stock option based compensation                                                 7,328,554                          7,328,554
    Net loss                                                                                        (14,305,014)     (14,305,014)
                                             ------------      ------------      ------------      ------------     ------------

Balance at April 30, 2002                       6,944,325      $     69,444      $ 31,261,985      $ 21,481,758     $ 52,813,187
                                             ============      ============      ============      ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              AMERICA'S CAR-MART, INC.


A - ORGANIZATION AND BUSINESS

     America's Car-Mart, Inc., a Texas corporation formerly Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of April 30, 2002 the Company operated 55 stores located primarily in small cities and rural locations throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

     In addition, at April 30, 2002, the Company also owned (i) an 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, and (ii) a 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers. In October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of Concorde and Precision, as well as the operating results of (i) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, and (ii) CG Incorporated, S.A. de C.V. ("Crown El Salvador") and Home Stay Lodges I, Ltd. ("Home Stay") that were sold in a prior fiscal year, are included in discontinued operations (see Note R). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, in the accompanying consolidated balance sheet at April 30, 2002 (Concorde, Precision and Smart Choice at April 30, 2001).

     In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of America's Car-Mart, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Concentration of Risk

     The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma and Kentucky. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest-bearing money market accounts.

Finance Receivables and Allowance for Credit Losses

     The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the capitalization of the total interest to be earned over the term of the related installment contract.

     The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based upon historical and recent credit loss experience, a periodic analysis of the portfolio, economic conditions and trends and collateral values. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.

Inventory

     Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Investments

     Investments are carried at the lower of cost or market. At April 30, 2002, investments consisted of a 7% ownership interest in Monarch Venture Partners' Fund I, L.P. ("Monarch"), a private venture capital fund focusing on the investment in Internet related or emerging technology companies. At April 30, 2001 investments consisted of (i) a 7% ownership interest in Monarch, and (ii) an 8% ownership interest in Mariah Vision(3), Inc., a software developer specializing in three-dimensional graphic design. As discussed in Note M, the carrying values of these investments were written-down during the fiscal year ended April 30, 2002 (see Note M).

Property and Equipment

     Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed principally using the straight-line method over the following estimated useful lives:

         Furniture, fixtures and equipment                             3 to 10 years
         Leasehold improvements                                        5 to 39 years
         Buildings                                                          39 years

     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Advertising Costs

     Advertising costs are expensed as incurred and principally include radio and print media marketing costs. Advertising costs amounted to $964,000, $788,000 and $640,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Prior to May 1, 2002, certain of the Company's options were subject to variable option accounting as a result of containing a "cashless" exercise feature. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. Effective May 1, 2002, the Company rescinded the cashless exercise feature of its stock options (see Note
J).

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

     The Company adopted SFAS 144 effective August 1, 2001. Consequently, the operating results of Concorde and Precision, which were held for sale at April 30, 2002 (and sold after year end), as well as the operating results of Smart Choice, which was written-off in October 2001, are included in discontinued operations. Assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, at April 30, 2002 (Concorde, Precision and Smart Choice at April 30, 2001) (see Note R).

Reclassifications

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. In particular, the operating results of Crown El Salvador, which was sold in April 2001, and Home Stay, which was sold in December 1999, were not included in discontinued operations in the prior fiscal periods due to the relatively insignificant size of their operations. However, in the current fiscal period, as the Company has other discontinued operations, the operating results of Crown El Salvador and Home Stay have been reclassified to discontinued operations for all periods presented.

C - FINANCE RECEIVABLES

     The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of April 30, 2002 and 2001 are as follows:

                                                           April 30,
                                                     2002              2001
                                                 ------------      ------------

         Gross contract amount                   $ 99,675,260      $ 83,439,089
         Unearned finance charges                  (7,553,048)       (7,402,428)
         Allowance for credit losses              (17,042,609)      (14,066,782)
                                                 ------------      ------------

                                                 $ 75,079,603      $ 61,969,879
                                                 ============      ============

   Changes in the finance receivables allowance for credit losses for the years ended April 30, 2002, 2001 and 2000 are as follows:

                                                               Years Ended April 30,
                                                     2002              2001              2000
                                                 ------------      ------------      ------------

         Balance at beginning of year            $ 14,066,782      $ 11,492,611      $  9,458,241
         Provision for credit losses               23,035,926        17,214,750        14,104,163
         Net charge-offs                          (20,060,099)      (14,640,579)      (12,069,793)
                                                 ------------      ------------      ------------

              Balance at end of year             $ 17,042,609      $ 14,066,782      $ 11,492,611
                                                 ============      ============      ============

D - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of April 30, 2002 and 2001 is as follows:

                                                                          April 30,
                                                                    2002              2001
                                                                ------------      ------------

         Land and buildings                                     $  1,562,393      $    650,191
         Furniture, fixtures and equipment                           939,557         3,826,051
         Leasehold improvements                                    1,147,597           871,390
         Less accumulated depreciation and amortization           (1,022,836)       (1,114,189)
                                                                ------------      ------------

                                                                $  2,626,711      $  4,233,443
                                                                ============      ============

E - ACCRUED LIABILITIES

     A summary of accrued liabilities as of April 30, 2002 and 2001 is as follows:

                                                           April 30,
                                                     2002             2001
                                                 ------------     ------------

         Compensation                            $  2,573,579     $  2,189,645
         Interest                                     163,211           50,374
         Severance and office closing               2,519,606               --
         Service contracts                          1,013,035          798,407
         Other                                         13,208          527,555
                                                 ------------     ------------

                                                 $  6,282,639     $  3,565,981
                                                 ============     ============

F - DEBT

     A summary of debt as of April 30, 2002 and 2001 is as follows:

                                                  Revolving Credit Facilities
     -------------------------------------------------------------------------------------------------------------------
                                  Facility          Interest                                     Balance at
             Lender                Amount             Rate            Maturity        April 30, 2002     April 30, 2001
     -----------------------    --------------    --------------    --------------    ---------------    ---------------
     Bank of Oklahoma           $ 37 million      Prime + .50%        Dec 2003         $ 32,291,957
     Bank of America            $ 35 million      Prime + .88%        Jan 2002                             $ 29,767,688

                                                          Other Notes Payable
     -------------------------------------------------------------------------------------------------------------------
                                  Facility          Interest                                      Balance at
             Lender                Amount             Rate            Maturity        April 30, 2002     April 30, 2001
     -----------------------    -------------     --------------    ------------      ---------------    ---------------
     Individuals/Trusts              N/A          8.50%               Jan 2004        $     7,500,000    $     7,500,000
     Bank of America                 N/A          8.00%               Sep 2001                                 2,316,000
     Regions Bank                    N/A          Prime + .50%        May 2001                                 2,000,000
                                                                                      ---------------    ---------------

                                                                                      $     7,500,000    $    11,816,000
                                                                                      ===============    ===============

     The Company's revolving credit facility is primarily collateralized by finance receivables and inventory. Interest is payable monthly or quarterly on all of the Company's debt and the principal balances are due at the maturity of the facilities. The Company's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company's revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at April 30, 2002, the Company could have drawn an additional $4.7 million under such facility.

G - INCOME TAXES

     The provision (benefit) for income taxes for the fiscal years ended April 30, 2002, 2001 and 2000 was as follows:

                                                                       Years Ended April 30,
                                                              2002              2001              2000
                                                          ------------      ------------      ------------

         Provision (benefit) for income taxes
                Current                                   $ (2,493,023)     $  7,096,513      $ 10,282,348
               Deferred                                      5,282,435        (1,880,146)       (2,309,765)
                                                          ------------      ------------      ------------

                                                          $  2,789,412      $  5,216,367      $  7,972,583
                                                          ============      ============      ============

     The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                                   Years Ended April 30,
                                                                         2002              2001              2000
                                                                     ------------      ------------      ------------

         Tax provision at statutory rate                             $    770,828      $  4,383,025      $  7,467,200
         State taxes, net of federal benefit                              348,050           917,114           734,586
         Non deductible portion of stock option compensation            1,234,226
         Adjustment of estimated tax accrual                              360,215
         Equity in earnings of unconsolidated subsidiaries                                                   (177,371)
         Other, net                                                        76,093           (83,772)          (51,832)
                                                                     ------------      ------------      ------------

                                                                     $  2,789,412      $  5,216,367      $  7,972,583
                                                                     ============      ============      ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of April 30, 2002 and 2001 were as follows:

                                                                               April 30,
                                                                         2002             2001
                                                                     ------------     ------------

         Deferred tax assets:
               Reserves                                              $  2,742,233     $    338,013
               Finance receivables                                                       5,375,830
               Stock options                                            1,017,035          418,385
               State operating loss carryforwards                         185,156
               Other                                                      104,719           67,082
                                                                     ------------     ------------
                          Total                                         4,049,143        6,199,310
                                                                     ------------     ------------

         Deferred tax liabilities:
               Finance receivables                                      2,176,421
               Subsidiary basis                                         1,161,824
               Property and equipment                                                      204,702
               Other                                                      591,846          593,121
                                                                     ------------     ------------
                          Total                                         3,930,091          797,823
                                                                     ------------     ------------

                          Deferred tax assets, net                   $    119,052     $  5,401,487
                                                                     ============     ============

H - CAPITAL STOCK

     In March 2002 the Company acquired all of the remaining shares of Car-Mart common stock it did not previously own from the Car-Mart minority shareholders by issuing 146,518 shares of the Company's common stock (valued at approximately $1.4 million) and paying approximately $1.6 million in cash.

     The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has been issued.

I - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighed average shares outstanding, which is used in the calculation of basic and diluted earnings (loss) per share, was as follows for the years ended April 30, 2002, 2001 and 2000:

                                                                      Years Ended April 30,
                                                              2002             2001             2000
                                                          ------------     ------------     ------------

         Average shares outstanding - basic                  6,795,461        7,697,239        9,216,184
               Dilutive options                                                 318,595          405,144
                                                          ------------     ------------     ------------

         Average shares outstanding - diluted                6,795,461        8,015,834        9,621,328
                                                          ============     ============     ============

         Antidilutive securities not included:
               Options                                       1,361,680          445,000          432,500
                                                          ============     ============     ============

               Warrants                                         57,500               --               --
                                                          ============     ============     ============

J - STOCK OPTIONS AND WARRANTS

Stock Options

     Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan ("1997 Plan"). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,000,000 shares of the Company's common stock to be granted to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant. At April 30, 2002 and 2001 there were 138,320 and 157,500 shares of common stock available for grant under the 1997 Plan, respectively. Options granted under the Company's stock option Plans expire in the years 2003 through 2012. The following is an aggregate summary of the activity in the Company's stock option plans from April 30, 1999 to April 30, 2002:

                                                   Number            Exercise            Proceeds        Weighted Average
                                                     of                Price                on            Exercise Price
                                                   Shares            per Share           Exercise           per Share
                                               --------------      --------------     --------------     ----------------

         Outstanding at April 30, 1999              1,445,000      $0.41 to $7.38     $    5,546,952      $         3.84
             Granted                                   32,500      $4.38 to $5.81            160,156      $         4.93
                                               --------------                         --------------

         Outstanding at April 30, 2000              1,477,500      $0.41 to $7.38          5,707,108      $         3.86
             Granted                                   12,500               $5.00             62,500      $         5.00
             Exercised                                (25,000)              $2.44            (60,937)     $         2.44
             Canceled                                  (5,000)              $ .66             (3,281)     $          .66
                                               --------------                         --------------

         Outstanding at April 30, 2001              1,460,000      $0.41 to $7.38          5,705,390      $         3.91
             Granted                                   89,180      $3.75 to $9.88            804,473      $         9.02
             Exercised                               (155,000)     $0.41 to $7.38           (604,140)     $         3.90
             Canceled                                 (32,500)     $2.44 to $7.38           (141,406)     $         4.35
                                               --------------                         --------------

         Outstanding at April 30, 2002              1,361,680      $0.41 to $9.88     $    5,764,317      $         4.23
                                               ==============                         ==============

     As of April 30, 2002, all stock options were exercisable. A summary of stock options outstanding as of April 30, 2002 is as follows:

                                                              Weighted Average
                            Range of                              Remaining             Weighted
                            Exercise            Number        Contractual Life          Average
                             Prices           of Shares           (in years)         Exercise Price
                         --------------      -----------      ----------------       --------------

                         $0.41 to $4.38          895,000                4.22                 $3.19
                         $5.00 to $9.88          466,680                7.18                 $6.24
                                             -----------

                         $0.41 to $9.88        1,361,680                5.23                 $4.23
                                             ===========

     The Company applies the provisions of APB Opinion No. 25 in accounting for the issuance of stock options. The estimated weighted average fair value of options granted was $3.00, $1.50 and $1.50 per share for the fiscal years ended April 30, 2002, 2001 and 2000, respectively. Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company's pro forma income (loss) and earnings
(loss) per share would be as follows using the Black Scholes valuation model with the assumptions detailed below:

                                                                            Years Ended April 30,
                                                               2002                 2001                2000
                                                          --------------       --------------      --------------

         Pro forma net income (loss)                      $  (14,305,014)      $    5,950,453      $   14,804,732

         Pro forma earnings (loss) per share:
               Basic                                      $        (2.11)      $          .77      $         1.61
               Diluted                                    $        (2.11)      $          .74      $         1.54

         Assumptions:
               Dividend yield                                        0.0%                 0.0%                0.0%
               Risk-free interest rate                               5.0%                 5.5%                6.0%
               Expected volatility                                  50.0%                50.0%               50.0%
               Expected life                                     5 years              5 years             5 years

Warrants

     In January 2002, the Company issued a warrant to purchase 40,000 shares of the Company's common stock at $5.00 per share in connection with engaging a new investor relations firm. As of April 30, 2002 the Company had stock purchase warrants outstanding to purchase 57,500 shares at prices ranging from $3.75 to $5.00 per share. All of the warrants are presently exercisable and expire between 2006 and 2007.

Stock Option Based Compensation

     Prior to May 1, 2002, the Company's 1997 Plan contained a "cashless" exercise feature which allowed option holders to use the "in-the-money" value of the option as payment for a portion or all of the exercise price of the option. Accordingly, the options granted under the 1997 Plan have been accounted for as variable options. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. For the fiscal year ended April 30, 2002, the Company recorded $7.3 million of stock option based compensation expense. Other periods did not have significant stock-based compensation charges or credits.

     In order to avoid future stock option based compensation charges or credits (which can result in volatile earnings fluctuations), effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan.

K - COMMITMENTS AND CONTINGENCIES

Facility Leases

     The Company leases used car sales and office facilities and equipment under various operating leases. As of April 30, 2002 the aggregate rentals due under such non-cancelable operating leases with remaining lease terms in excess of one year were as follows:

                                             Years Ending
                                               April 30,                   Amount
                                             ------------             ---------------

                                                 2003                 $     1,575,759
                                                 2004                       1,383,734
                                                 2005                         838,894
                                                 2006                          80,166
                                                 2007                          36,000
                                              Thereafter                       12,250
                                                                      ---------------

                                                                      $     3,926,803
                                                                      ===============

     For the years ended April 30, 2002, 2001 and 2000 rent expense for all operating leases amounted to approximately $1,581,000, $1,427,000 and $1,266,000, respectively.

Other Contingencies

     In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these ordinary course of business lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

L - RESTRUCTURING CHARGE

   As discussed in Note R, in October 2001, the Company made the decision to sell all of its subsidiaries except Car-Mart and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result, the Company recorded severance ($2.6 million) and office closing costs ($.1 million) totaling $2.7 million during the fiscal year ended April 30, 2002. As of April 30, 2002, $212,500 of severance costs had been paid.

M - WRITE-DOWN OF INVESTMENTS AND EQUIPMENT

     During the fiscal year ended April 30, 2002, financing for early-stage emerging technology/Internet investments, such as the Company's investment in Monarch Venture Partners' Fund I, L.P. ("Monarch") and Mariah Vision 3, Inc. ("Mariah"), became increasingly difficult to obtain. The adverse conditions in the capital markets, combined with poor operating results and prospects of Mariah and some of Monarch's portfolio companies, caused the Company to consider whether its carrying values of Mariah and Monarch were impaired. After review and analysis, the Company wrote-down the carrying value of Mariah and Monarch and certain equipment as follows:

                                                   Year
                                                  Ended
                                                 April 30,
                                                   2002
                                               ------------

         Monarch                               $  1,648,511
         Mariah                                   1,650,000
         Equipment                                  629,120
                                               ------------

                                               $  3,927,631
                                               ============

     The Company's remaining investment in Monarch and Mariah at April 30, 2002 was $252,456 and $0, respectively, and is included in "Investments" in the accompanying consolidated balance sheet.

N - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The table below summarizes information about the fair value of financial instruments included in the Company's financial statements at April 30, 2002 and 2001:

                                                       April 30, 2002                    April 30, 2001
                                               -----------------------------     -----------------------------
                                                 Carrying           Fair           Carrying           Fair
                                                  Value            Value            Value            Value
                                               ------------     ------------     ------------     ------------

         Cash and cash equivalents             $  1,229,920     $  1,229,920     $    718,134     $    718,134
         Finance receivables, net                75,079,603       69,091,659       61,969,879       58,871,385
         Revolving credit facilities             32,291,957       32,291,957       29,767,688       29,767,688
         Other notes payable                      7,500,000        7,500,000       11,816,000       11,816,000

     Because no market exists for certain of the Company's financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk, normal costs of administration of finance receivables and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

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

O - RELATED PARTY TRANSACTIONS

     During fiscal 2002, 2001 and 2000, the Company paid an outside director $16,719, $81,140 and $30,000, respectively, as a fee in connection with certain consulting services related to its used car sales and finance business.

     During fiscal 2002, 2001 and 2000, the Company paid Dynamic Enterprises, Inc. ("Dynamic") approximately $225,000 per year for the lease of six dealership locations. A director of the Company is also an officer of Dynamic.

P - BUSINESS SEGMENTS

     Operating results and other financial data are presented for the continuing operations of the Company by business segment for the years ended April 30, 2002, 2001 and 2000. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the years ended April 30, 2002, 2001 and 2000 are as follows (in thousands):

                                                              Year Ended April 30, 2002
                                             ------------------------------------------------------------
                                              Car-Mart        Corporate      Eliminations    Consolidated
                                             -----------     -----------     ------------    ------------
Revenues:
    Sales                                    $   118,642                                      $   118,642
    Interest income                                8,775     $       838      $      (331)          9,282
                                             -----------     -----------      -----------     -----------
          Total                                  127,417             838             (331)        127,924
                                             -----------     -----------      -----------     -----------

Costs and expenses:
    Cost of sales                                 62,965                                           62,965
    Selling, general and admin                    19,354           2,972                           22,326
    Provision for credit losses                   23,036             100                           23,136
    Interest expense                               2,564             789             (331)          3,022
    Depreciation and amortization                    162             122                              284
    Stock option based compensation                                7,329                            7,329
    Restructuring charge                                           2,732                            2,732
    Write-down of investments/equip.                               3,928                            3,928
                                             -----------     -----------      -----------     -----------
          Total                                  108,081          17,972             (331)        125,722
                                             -----------     -----------      -----------     -----------

          Income (loss) before taxes
              and minority interests         $    19,336     $   (17,134)     $        --     $     2,202
                                             ===========     ===========      ===========     ===========

Capital expenditures                         $     1,306     $       940      $        --     $     2,246
                                             ===========     ===========      ===========     ===========

Total assets                                 $    81,745     $    66,323
                                             ===========     ===========

                                                                     Year Ended April 30, 2001
                                                 ----------------------------------------------------------------
                                                   Car-Mart        Corporate        Eliminations     Consolidated
                                                 ------------     ------------      ------------     ------------
Revenues:
    Sales                                        $     97,848                                        $     97,848
    Interest income                                     7,858     $      1,524      $       (476)           8,906
                                                 ------------     ------------      ------------     ------------
          Total                                       105,706            1,524              (476)         106,754
                                                 ------------     ------------      ------------     ------------

Costs and expenses:
    Cost of sales                                      53,412                                              53,412
    Selling, general and admin                         14,950            3,784                             18,734
    Provision for credit losses                        17,215                                              17,215
    Interest expense                                    3,613              878              (476)           4,015
    Depreciation and amortization                         141              346                                487
                                                 ------------     ------------      ------------     ------------
          Total                                        89,331            5,008              (476)          93,863
                                                 ------------     ------------      ------------     ------------

          Income (loss) before taxes
              and minority interests             $     16,375     $     (3,484)     $         --     $     12,891
                                                 ============     ============      ============     ============

Capital expenditures                             $        636     $         67      $         --     $        703
                                                 ============     ============      ============     ============

Total assets                                     $     72,890     $     71,832
                                                 ============     ============

                                                                          Year Ended April 30, 2000
                                                       ---------------------------------------------------------------
                                                         Car-Mart        Corporate       Eliminations     Consolidated
                                                       ------------     ------------     ------------     ------------
Revenues:
    Sales                                              $     82,916                                       $     82,916
    Interest income                                           6,466     $      2,290     $       (702)           8,054
                                                       ------------     ------------     ------------     ------------
          Total                                              89,382            2,290             (702)          90,970
                                                       ------------     ------------     ------------     ------------

Costs and expenses:
    Cost of sales                                            45,383                                             45,383
    Selling, general and admin                               12,960            4,678                            17,638
    Provision for credit losses                              14,104                                             14,104
    Interest expense                                          3,239              788             (702)           3,325
    Depreciation and amortization                               134              296                               430
                                                       ------------     ------------     ------------     ------------
          Total                                              75,820            5,762             (702)          80,880
                                                       ------------     ------------     ------------     ------------

Other income:
    Equity in unconsolidated of subsidiaries                                     507                               507
    Gain on sale of CMN                                                       10,738                            10,738
                                                       ------------     ------------     ------------     ------------
                                                                              11,245                            11,245
                                                       ------------     ------------     ------------     ------------

          Income before taxes
              and minority interests                   $     13,562     $      7,773     $         --     $     21,335
                                                       ============     ============     ============     ============

Capital expenditures                                   $        169     $      1,449     $         --     $      1,618
                                                       ============     ============     ============     ============

Total assets                                           $     58,976     $     77,052
                                                       ============     ============

Q - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow disclosures for the fiscal years ended April 30, 2002, 2001 and 2000 are as follows:

                                                                              Years Ended April 30,
                                                                     2002             2001             2000
                                                                 ------------     ------------     ------------

Interest paid                                                    $  2,773,843     $  3,790,713     $  3,108,766
Income taxes paid, net                                              5,396,204        8,910,947        8,671,298
Notes issued in the purchase of property and equipment                900,000           15,000        1,158,000
Value of securities received in sale of 50% of Precision                               833,833
Note received in sale of Crown El Salvador                                             554,213
Stock issued to acquire Car-Mart minority interest                  1,447,589

R - DISCONTINUED OPERATIONS

     In October 2001 the Company made the decision to sell all its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. This decision was based on management's desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company's other subsidiaries. In addition, it is management's belief that the Company's ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company's common stock. In May 2002 the Company sold its remaining 50% interest in Precision for $3.8 million in cash. In July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing, Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.

     As a result of the Company's decision, operating results from its non Car-Mart subsidiaries have been reclassified to discontinued operations for all periods presented. Below is a summary of the number of months each of these subsidiaries operating results are included in discontinued operations of the Company for the years ended April 30, 2002, 2001 and 2000:

                                                                          Number of Months Included
                                      Month           Month            in Discontinued Operations for
                                     Company         Company              the Years Ended April 30,
                                     Acquired        Sold or      ----------------------------------------
            Subsidiary              or Formed       Disposed         2002           2001           2000
         -----------------          ----------     ----------     ----------     ----------     ----------
         Smart Choice(1)                 12-99          10-01              6             12              5
         Paaco(1)                         2-98          10-01              6             12             12
         Precision                        2-98           5-02             12             12             12
         Concorde                         6-97           7-02             12             12             12
         Crown El Salvador                2-99           4-01             --             12             12
         Home Stay                        5-98          12-99             --             --              7

     1 - Paaco became a wholly-owned subsidiary of Smart Choice in December 1999 when the Company exchanged its 85% interest in Paaco and certain other consideration for a 70% interest in Smart Choice. In January 2001 certain Florida-based subsidiaries of Smart Choice (the "Florida Finance Group") became over-advanced on their revolving credit facility with Finova Capital Corporation ("Finova"). In November 2001 this loan default culminated in certain Florida Finance Group assets being sold in a foreclosure sale conducted by Finova. As a result of the foreclosure and concurrent cessation of the Florida Finance Group's operations, Smart Choice wrote-down its assets by approximately $39 million rendering it insolvent. Separately, the Company entered into a settlement agreement with Finova that resulted in the Company paying Finova $1 million in exchange for Finova unconditionally releasing the Company from its $5 million guaranty of the Florida Finance Group's and Paaco's obligations to Finova. As a result of these transactions and operating losses at Smart Choice, the Company's investment in Smart Choice, which totaled $17.6 million at April 30, 2001, was written off as of October 31, 2001. In addition, as a result of revised subordination language that requires Finova to be paid in full prior to the Company receiving any note payments from Paaco, the Company fully reserved its $1.6 million receivable from Paaco as of October 31, 2001. The write-off of the Company's investment in Smart Choice and the loss resulting from the $1 million guaranty payment to Finova and related tax benefits, are included in discontinued operations. In March 2002 the Company sold its 70% interest in Smart Choice for a nominal sum.

     A summary of the Company's discontinued operations for the years ended April 30, 2002, 2001 and 2000 is as follows (in thousands):

                                                                      Years Ended April 30,
                                                               2002            2001            2000
                                                            ----------      ----------      ----------

     Revenues                                               $  104,069      $  236,837      $  147,996
     Operating expenses                                        107,474         238,881         143,834
     Write-down of Smart Choice assets                          39,294
     Loss in excess of the Company's basis                     (19,349)
                                                            ----------      ----------      ----------

         Income (loss) before taxes
           and minority interests                              (23,350)         (2,044)          4,162

     Provision (benefit) for income taxes                       (5,742)           (459)          2,133
     Minority interests (benefit)                               (4,438)           (181)            593
                                                            ----------      ----------      ----------

         Income (loss) from discontinued operations         $  (13,170)     $   (1,404)     $    1,436
                                                            ==========      ==========      ==========

     A summary of assets and liabilities of subsidiaries held for sale as of April 30, 2002 and 2001 is as follows (in thousands):

                                                                        April 30,
                                                                   2002            2001
                                                                ----------      ----------

         Assets of subsidiaries held for sale:
             Mortgage loans held for sale, net                  $   28,172      $   16,200
             Finance receivables, net                                              149,656
             Inventory                                                               7,980
             Property and equipment, net                               680          12,783
             Deferred tax asset, net                                   234          15,902
             Other                                                   6,872          16,388
                                                                ----------      ----------

                                                                $   35,958      $  218,909
                                                                ==========      ==========

         Liabilities of subsidiaries held for sale:
             Accounts payable and accrued liabilities           $    3,822      $   13,255
             Deferred sales tax                                                      4,963
             Revolving credit facilities                            23,238         160,294
             Notes payable to the Company                            2,079           6,112
             Other notes payable                                                     7,495
             Minority interests                                        210           4,648
                                                                ----------      ----------
                                                                    29,349         196,767

             Less:  Notes payable to the Company                    (2,079)         (6,112)
                                                                ----------      ----------

                                                                $   27,270      $  190,655
                                                                ==========      ==========

     As of April 30, 2002 and 2001 the Company's equity investment in businesses held for sale was as follows (in thousands):

                                                                          April 30,
                                                                    2002             2001
                                                                ------------     ------------

         Smart Choice                                           $         --     $     17,591
         Concorde                                                      2,838            1,354
         Precision                                                     3,771            3,197
                                                                ------------     ------------

                                                                $      6,609     $     22,142
                                                                ============     ============

S - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the Company's quarterly results of operations for the years ended April 30, 2002 and 2001 is as follows (in thousands):

                                                                          Year Ended April 30, 2002
                                                   First         Second              Third            Fourth
                                                  Quarter        Quarter            Quarter           Quarter              Total
                                                 ----------     ----------         ----------        ----------         ----------

Revenues                                         $   30,539     $   31,768         $   30,921        $   34,696         $  127,924
Income (loss) from continuing operations              1,963         (2,153)(1)            231(2)         (1,177)(2)         (1,136)
Net income (loss)                                     1,194        (14,967)               538            (1,071)           (14,306)
Continuing earnings (loss) per share:
    Basic                                               .29           (.32)               .03              (.17)              (.17)
    Diluted                                             .28           (.32)               .03              (.17)              (.17)

                                                                       Year Ended April 30, 2001
                                                   First          Second         Third         Fourth
                                                  Quarter        Quarter        Quarter        Quarter          Total
                                                 ----------     ----------     ----------     ----------     ----------

Revenues                                         $   24,463     $   25,772     $   26,740     $   29,779     $  106,754
Income from continuing operations                     1,706          1,562          1,789          2,305          7,362
Net income                                            2,767          1,550            996            650          5,963
Continuing earnings per share:
    Basic                                               .21            .20            .24            .32            .96
    Diluted                                             .20            .19            .23            .31            .92

     (1) In the second quarter of fiscal 2002 the Company recorded a $2.3 million after tax charge related to the write-down of certain investments and equipment, and a $1.8 million after tax charge related to the relocation of the Company's corporate headquarters and severance pay.

     (2) In the third and fourth quarter of fiscal 2002 the Company recorded non-recurring and non-cash after tax charges of $2.0 million and $4.3 million, respectively, related to stock option based compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2002. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and executive officers of the registrant is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held in 2002 (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the 2002 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information concerning security ownership of certain beneficial owners and management is set forth in the 2002 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the 2002 Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

         The following financial statements and accountant's report are included in Item 8 of this report:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets as of April 30, 2002 and 2001

                  Consolidated Statements of Operations for the fiscal years ended April 30, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

(a)(2).  FINANCIAL STATEMENT SCHEDULES

         Schedule I - Condensed Financial Information of America's Car-Mart, Inc. (Parent Company Only)

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

3.1.2 Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989.(3)

3.1.3 Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993.(8)

3.1.4 Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994.(8)

3.1.5 Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997.(12)

3.1.6 Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002.(1)

3.2      By-Laws dated August 24, 1989.(4)

4.1      Specimen stock certificate.(9)

4.2 Agented Revolving Credit Agreement dated December 18, 2001 by and between America's Car-Mart, Inc. and Colonial Auto Finance, Inc. as borrowers, and Bank of Oklahoma, N.A., Bank of Arkansas, N.A., Superior
         Federal Bank, Great Southern Bank, Community Bank and Arkansas State
         Bank as lenders.(13)

10.1     1986 Incentive Stock Option Plan.(2)

10.1.1   Amendment to 1986 Incentive Stock Option Plan adopted September 27,
         1990.(5)

10.2     1991 Non-Qualified Stock Option Plan.(6)

10.3     1997 Stock Option Plan.(11)

10.4 Form of Indemnification Agreement between the Company and certain officers and directors of the Company.(7)

10.5     Form of Severance Agreement dated July 2, 1996 between the Company and
         Edward R. McMurphy, T.J. Falgout, III and Mark D. Slusser.(10)

21.1     Subsidiaries of America's Car-Mart, Inc.(1)

23.1     Consent of Independent Certified Public Accountants.(1)

23.2     Report of Independent Certified Public Accountants on Financial
         Statement Schedule.(1)

24.1     Power of Attorney of Edward R. McMurphy.(1)

24.2     Power of Attorney of Tilman J. Falgout, III.(1)

24.3     Power of Attorney of J. David Simmons.(1)

24.4     Power of Attorney of Robert J. Kehl.(1)

24.5     Power of Attorney of Nan R. Smith.(1)

24.6     Power of Attorney of Bennie M. Bray.(1)

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

(13) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICA'S CAR-MART, INC.

Dated:   July 18, 2002              By: /s/ Tilman J. Falgout, III
                                        ----------------------------------------
                                             Tilman J. Falgout, III
                                             Chief Executive Officer
                                             (principal executive officer)

Dated:   July 18, 2002              By: /s/ Mark D. Slusser
                                        ----------------------------------------
                                             Mark D. Slusser
                                             Vice President Finance and Chief
                                             Financial Officer
                                             (principal financial and accounting
                                             officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                     Title                                      Date
              ---------                                     -----                                      ----

                   *                            Chairman of the Board                              July 18, 2002
--------------------------------------
Edward R. McMurphy

                   *                            Vice Chairman of the Board                         July 18, 2002
--------------------------------------          and Director
Nan R. Smith

                   *                            Chief Executive Officer                            July 18, 2002
--------------------------------------          and Director
Tilman J. Falgout, III

                   *                            Director                                           July 18, 2002
--------------------------------------
J. David Simmons

                   *                            Director                                           July 18, 2002
--------------------------------------
Robert J. Kehl

                   *                            Director                                           July 18, 2002
--------------------------------------
Bennie M. Bray

* By /s/ Mark D. Slusser
    ----------------------------------
     Mark D. Slusser
     As Attorney-in-Fact
     Pursuant to Powers of
     Attorney filed herewith

                                   SCHEDULE I
           CONDENSED FINANCIAL INFORMATION OF AMERICA'S CAR-MART, INC.
                             (PARENT COMPANY ONLY)


                            CONDENSED BALANCE SHEETS


                                                                     April 30,
                                                            -----------------------------
                                                                2002             2001
                                                            ------------     ------------
Assets:
    Cash and cash equivalents                               $    969,505     $    252,773
    Investments                                                  252,456        3,473,761
    Income tax receivable                                      8,432,846
    Receivables from subsidiaries                              3,578,661       10,611,644
    Investment in subsidiaries                                49,792,865       43,752,260
    Goodwill, net                                                               6,767,585
    Other                                                      3,296,656        6,973,699
                                                            ------------     ------------

                                                            $ 66,322,989     $ 71,831,722
                                                            ============     ============

Liabilities and stockholders' equity:
    Accounts payable and accrued liabilities                $  2,674,510     $    853,265
    Payables to subsidiaries                                   3,335,292
    Income taxes payable                                                          230,204
    Debt                                                       7,500,000       11,816,000
                                                            ------------     ------------
        Total liabilities                                     13,509,802       12,899,469
                                                            ------------     ------------

    Stockholders' equity                                      52,813,187       58,932,253
                                                            ------------     ------------

                                                            $ 66,322,989     $ 71,831,722
                                                            ============     ============

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Years Ended April 30,
                                                                       ------------------------------------------------
                                                                           2002              2001              2000
                                                                       ------------      ------------      ------------
Revenues:
    Interest income                                                    $     76,781      $    356,795      $    262,613
    Interest income from subsidiaries                                       760,239         1,166,973         2,028,413
                                                                       ------------      ------------      ------------
                                                                            837,020         1,523,768         2,291,026
                                                                       ------------      ------------      ------------

Costs and expenses:
    Selling, general and administrative                                   2,972,029         3,783,916         4,677,799
    Provision for credit losses                                             100,000
    Interest expense                                                        788,427           877,245           788,375
    Depreciation and amortization                                           122,016           345,738           296,472
    Stock option based compensation                                       7,328,554
    Restructuring charge                                                  2,732,106
    Write-down of investments and equipment                               3,927,631
                                                                       ------------      ------------      ------------
                                                                         17,970,763         5,006,899         5,762,646
                                                                       ------------      ------------      ------------

Other income (expense):
    Equity in earnings of Car-Mart                                       11,577,366         9,660,926         8,143,808
    Equity in earnings (loss) of discontinued subsidiaries              (13,169,637)       (1,398,967)        1,559,624
    Equity in earnings of unconsolidated subsidiaries                                                           506,775
    Gain on sale of Casino Magic Neuquen                                                                     10,737,832
                                                                       ------------      ------------      ------------
                                                                         (1,592,271)        8,261,959        20,948,039
                                                                       ------------      ------------      ------------

        Income (loss) before income taxes                               (18,726,014)        4,778,828        17,476,419
Provision (benefit) for income taxes                                     (4,421,000)       (1,184,000)        2,640,000
                                                                       ------------      ------------      ------------

        Net income (loss)                                              $(14,305,014)     $  5,962,828      $ 14,836,419
                                                                       ============      ============      ============


The accompanying notes are an integral part of this condensed financial information.

                 AMERICA'S CAR-MART, INC. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended April 30,
                                                                       ------------------------------------------------
                                                                           2002              2001              2000
                                                                       ------------      ------------      ------------
Operating activities:
   Net income (loss)                                                   $(14,305,014)     $  5,962,828      $ 14,836,419
   Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
      Depreciation and amortization                                         122,016           345,738           296,472
      Write-down of investments and equipment                             3,927,631
      Stock option based compensation                                     7,328,554
      Provision for credit losses                                           100,000
      Deferred income taxes                                              (2,076,215)          148,885          (554,791)
      (Gain) loss on sale of assets                                                             2,503            11,189
      Gain on sale of securities                                                                            (10,737,832)
      Equity in earnings of unconsolidated subsidiaries                                                        (506,775)
      Equity in earnings of Car-Mart                                    (11,577,366)       (9,660,926)       (8,143,808)
      Equity in earnings of discontinued subsidiaries                    13,169,637         1,398,967        (1,559,624)
      Changes in assets and liabilities, net of transactions:
          Other                                                             884,178           317,526        (1,171,157)
          Accounts payable and accrued liabilities                        1,821,245          (922,748)          527,267
          Income taxes payable                                             (230,204)       (5,116,616)        3,302,886
                                                                       ------------      ------------      ------------
             Net cash used by operating activities                         (835,538)       (7,523,843)       (3,699,754)
                                                                       ------------      ------------      ------------


Investing activities:
    Purchase of property and equipment                                      (39,967)          (51,660)         (291,427)
    Sale of property and equipment                                           29,024
    Purchase of investments and securities                                  (77,206)         (970,615)       (2,028,034)
    Sale of securities                                                                                       16,762,325
    Repayments from (advances to) subsidiaries, net                       4,426,697         5,799,678        (6,723,832)
    Sale of 50% of Precision                                                                2,229,468
    Sale of Crown El Salvador                                                                  30,000
    Dividends and note collections from CMN                                                                     306,487
    Purchase of subsidiary minority interest                             (1,562,027)
    Purchase of discontinued subsidiary                                                                      (5,338,741)
                                                                       ------------      ------------      ------------
             Net cash provided by investing activities                    2,776,521         7,036,871         2,686,778
                                                                       ------------      ------------      ------------


Financing activities:
    Issuance of stock                                                       113,498            60,937
    Repayment of debt                                                      (325,000)
    Purchase of common stock                                             (1,012,749)       (5,124,894)       (5,844,111)
                                                                       ------------      ------------      ------------
             Net cash used by financing activities                       (1,224,251)       (5,063,957)       (5,844,111)
                                                                       ------------      ------------      ------------


Increase (decrease) in cash and cash equivalents                            716,732        (5,550,929)       (6,857,087)
Cash and cash equivalents at: Beginning of year                             252,773         5,803,702        12,660,789
                                                                       ------------      ------------      ------------

                              End of year                              $    969,505      $    252,773      $  5,803,702
                                                                       ============      ============      ============


The accompanying notes are an integral part of this condensed financial information.

                 AMERICA'S CAR-MART, INC. (PARENT COMPANY ONLY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


A - GUARANTY

     America's Car-Mart, Inc. (the "Company") has made the following guaranty with respect to its subsidiaries:

                                                     Amount
                                    Facility        Drawn at         Maximum
                    Debtor           Amount       April 30, 2002    Guarantee
                    ------          --------      --------------    ---------
                   Car-Mart         37,000,000      32,291,957      10,000,000

B - ELIMINATION OF BALANCES AND TRANSACTIONS WITH SUBSIDIARIES

     As of April 30, 2002 and 2001 the following balances were eliminated in the consolidated financial statements of the Company:

                                                               April 30,
                                                      -----------------------------
                                                          2002             2001
                                                      ------------     ------------
         Receivables from subsidiaries                $  3,578,661     $ 10,611,644
         Investments in subsidiaries                    49,792,865       43,752,260

     For the years ended April 30, 2002, 2001 and 2000 interest income in the amounts of $330,579, $475,651 and $702,472, respectively, was eliminated in the consolidated financial statements of the Company.

C - DEBT

     A summary of debt as of April 30, 2002 and 2001 is as follows:


                                    Interest                       Primary              Balance at April 30,
                      Lender           Rate         Maturity      Collateral          2002               2001
               ------------------   -----------     --------      ----------     --------------     --------------

               Individuals/Trusts       8.50%       Jan 2004      Unsecured      $    7,500,000     $    7,500,000
               Bank of America          8.00%       Sep 2001      Equipment                              2,316,000
               Regions Bank         Prime + .5%     May 2001         Land                                2,000,000
                                                                                 --------------     --------------

                                                                                 $    7,500,000       $ 11,816,000
                                                                                 ==============       ============

     A summary of future minimum principal payments required under the aforementioned debt as of April 30, 2002 is as follows:

             Years Ending
               April 30,                Amount
             ------------          ----------------

                 2003              $             --
                 2004                     7,500,000
                                   ----------------

                                   $      7,500,000
                                   ================

D - RECLASSIFICATIONS

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------

3.1.6 Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002.

21.1     Subsidiaries of America's Car-Mart, Inc.

23.1     Consent of Independent Certified Public Accountants.

23.2     Report of Independent Certified Public Accountants on Financial
         Statement Schedule.

24.1     Power of Attorney of Edward R. McMurphy.

24.2     Power of Attorney of Tilman J. Falgout, III.

24.3     Power of Attorney of J. David Simmons.

24.4     Power of Attorney of Robert J. Kehl.

24.5     Power of Attorney of Nan R. Smith.

24.6     Power of Attorney of Bennie M. Bray.