Form 10-Q
period 2002-07-31
AMERICAS CARMART INC
filed 2002-09-12
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:                            Commission file number:
      JULY 31, 2002                                               0-14939


                            AMERICA'S CAR-MART, INC.
             (Exact name of registrant as specified in its charter)

                          TEXAS                                                                             63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                          Outstanding at
            Title of Each Class                                          September 10, 2002
            -------------------                                          ------------------
    Common stock, par value $.01 per share                                    7,021,744

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                            AMERICA'S CAR-MART, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                    July 31, 2002
                                                                                      (unaudited)      April 30, 2002
                                                                                   ----------------   ----------------
Assets:
    Cash and cash equivalents                                                      $      1,041,361   $      1,229,920
    Income tax receivable                                                                 7,266,452          7,627,362
    Notes and other receivables                                                           1,686,700          1,457,013
    Finance receivables, net                                                             80,335,459         75,079,603
    Inventory                                                                             4,541,969          3,540,538
    Prepaid and other assets                                                                581,107            251,729
    Investments                                                                             250,205            252,456
    Deferred tax assets, net                                                                739,052            119,052
    Property and equipment, net                                                           3,258,399          2,626,711
    Assets of subsidiaries held for sale                                                                    35,957,978
                                                                                   ----------------   ----------------

                                                                                   $     99,700,704   $    128,142,362
                                                                                   ================   ================


Liabilities and stockholders' equity:
    Accounts payable                                                               $      2,216,711   $      1,984,918
    Accrued liabilities                                                                   6,254,687          6,282,639
    Income taxes payable                                                                  1,815,294
    Revolving credit facility                                                            31,569,967         32,291,957
    Other notes payable                                                                   1,500,000          7,500,000
    Liabilities of subsidiaries held for sale                                                               27,269,661
                                                                                   ----------------   ----------------
                                                                                         43,356,659         75,329,175
                                                                                   ----------------   ----------------

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           7,031,544 issued and outstanding (6,944,325 at April 30, 2002)                    70,315             69,444
       Additional paid-in capital                                                        31,104,745         31,261,985
       Retained earnings                                                                 25,168,985         21,481,758
                                                                                   ----------------   ----------------
           Total stockholders' equity                                                    56,344,045         52,813,187
                                                                                   ----------------   ----------------
                                                                                   $     99,700,704   $    128,142,362
                                                                                   ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   AMERICA'S CAR-MART, INC.
(UNAUDITED)

                                                                            Three Months Ended
                                                                                 July 31,
                                                                          2002                2001
                                                                    ----------------    ----------------
    Revenues:
        Sales                                                       $     33,821,210    $     28,124,115
        Interest income                                                    2,275,936           2,414,907
                                                                    ----------------    ----------------
                                                                          36,097,146          30,539,022
                                                                    ----------------    ----------------

    Costs and expenses:
        Cost of sales                                                     17,749,726          15,010,094
        Selling, general and administrative                                6,555,037           5,008,950
        Provision for credit losses                                        5,601,921           5,497,206
        Interest expense                                                     536,792             934,844
        Depreciation and amortization                                         65,105              85,150
        Write-down of equipment                                                                  400,000
                                                                    ----------------    ----------------
                                                                          30,508,581          26,936,244
                                                                    ----------------    ----------------

            Income from continuing operations before
               income taxes and minority interests                         5,588,565           3,602,778

    Provision for income taxes                                             2,151,682           1,485,727
    Minority interests                                                                           154,158
                                                                    ----------------    ----------------

            Income from continuing operations                              3,436,883           1,962,893

    Discontinued operations:
        Income (loss) from discontinued operations,
          net of taxes and minority interests                                375,318            (768,995)
        Loss on sale of discontinued operation, net of tax                  (124,974)
                                                                    ----------------    ----------------
            Income (loss) from discontinued operations                       250,344            (768,995)
                                                                    ----------------    ----------------

            Net income                                              $      3,687,227    $      1,193,898
                                                                    ================    ================

    Basic earnings (loss) per share:
        Continuing operations                                       $            .49    $            .29
        Discontinued operations                                                  .04                (.11)
                                                                    ----------------    ----------------
            Total                                                   $            .53    $            .17
                                                                    ================    ================

    Diluted earnings (loss) per share:
        Continuing operations                                       $            .43    $            .28
        Discontinued operations                                                  .03                (.11)
                                                                    ----------------    ----------------
            Total                                                   $            .46    $            .17
                                                                    ================    ================

    Weighted average number of shares outstanding:
        Basic                                                              6,968,149           6,868,541
        Diluted                                                            7,937,008           7,038,749


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   AMERICA'S CAR-MART, INC.
(UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     July 31,
                                                                                              2002                2001
                                                                                        ----------------    ----------------
Operating activities:
  Net income                                                                            $      3,687,227    $      1,193,898
  Add:  (Income) loss from discontinued operations                                              (250,344)            768,995
                                                                                        ----------------    ----------------
      Income from continuing operations                                                        3,436,883           1,962,893

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                               65,105              85,150
      Deferred income taxes                                                                     (620,000)
      Write-down of equipment                                                                                        400,000
      Minority interests                                                                                             154,158
      Loss on sale of equipment                                                                   11,032
      Changes in finance receivables, net:
           Finance receivable originations                                                   (30,986,169)        (25,918,332)
           Finance receivable collections                                                     19,007,805          15,232,609
           Provision for credit losses                                                         5,601,921           5,497,206
           Inventory acquired in repossession                                                  1,120,587           1,345,278
                                                                                        ----------------    ----------------
                   Subtotal finance receivables                                               (5,255,856)         (3,843,239)
      Changes in operating assets and liabilities:
           Income tax receivable                                                                 425,910
           Notes and other receivables                                                          (229,687)            617,046
           Inventory                                                                          (1,001,431)           (526,724)
           Prepaids and other assets                                                            (329,378)             49,026
           Accounts payable and accrued liabilities                                              203,841             347,857
           Income taxes payable                                                                1,815,294          (2,175,435)
                                                                                        ----------------    ----------------
                  Net cash used in operating activities                                       (1,478,287)         (2,929,268)
                                                                                        ----------------    ----------------

Investing activities:
  Purchase of property and equipment                                                            (707,825)           (384,350)
  Sale of discontinued subsidiaries                                                            6,795,000
  Note collections from discontinued subsidiaries                                              2,078,661              63,977
  Purchase of investments                                                                                            (12,375)
  Sale of investments and other                                                                    2,251
                                                                                        ----------------    ----------------
                  Net cash provided by (used in) investing activities                          8,168,087            (332,748)
                                                                                        ----------------    ----------------

Financing activities:
  Sale of common stock                                                                           349,688
  Purchase and retirement of common stock                                                       (506,057)           (924,122)
  Proceeds from (repayments of) revolving credit facility, net                                  (721,990)          4,560,490
  Repayments of other debt                                                                    (6,000,000)           (300,000)
                                                                                        ----------------    ----------------
                  Net cash provided by (used in) financing activities                         (6,878,359)          3,336,368
                                                                                        ----------------    ----------------

Cash provided by (used in) continuing operations                                                (188,559)             74,352
Cash provided by (used in) discontinued operations                                            (2,520,506)            243,317
                                                                                        ----------------    ----------------

Increase (decrease) in cash and cash equivalents                                              (2,709,065)            317,669
Cash and cash equivalents at:           Beginning of period                                    3,750,426           2,193,342
                                                                                        ----------------    ----------------

                                        End of period                                          1,041,361           2,511,011
Less:  Cash and cash equivalents of discontinued operations                                                       (1,718,525)
                                                                                        ----------------    ----------------

       Cash and cash equivalents of continuing operations                               $      1,041,361    $        792,486
                                                                                        ================    ================


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  AMERICA'S CAR-MART, INC.



A - ORGANIZATION AND BUSINESS

     America's Car-Mart, Inc., a Texas corporation formerly known as Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of July 31, 2002 the Company operated 59 stores located primarily in small cities and rural locations throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

     During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of its non Car-Mart subsidiaries which included (i) Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender and (ii) Precision IBC, Inc., a firm specializing in the sale and rental of intermediate bulk containers, for the three months ended July 31, 2002, and (i) Concorde,
(ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, for the three months ended July 31, 2001, have been included in discontinued operations (see Note K). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, in the accompanying consolidated balance sheet at April 30, 2002.

     In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing Concorde repaid all of its $2.1 million in outstanding borrowings from the Company.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2002.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Reclassifications

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

C - FINANCE RECEIVABLES

     The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of July 31, 2002 and April 30, 2002 are as follows:

                                                              July 31,           April 30,
                                                               2002                2002
                                                          ---------------    ---------------
                    Finance receivables                   $   106,575,769    $    99,675,260
                    Unearned finance charges                   (8,004,660)        (7,553,048)
                    Allowance for credit losses               (18,235,650)       (17,042,609)
                                                          ---------------    ---------------

                                                          $    80,335,459    $    75,079,603
                                                          ===============    ===============


     Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2002 and 2001 are as follows:

                                                                      Three Months Ended
                                                                           July 31,
                                                                     2002              2001
                                                               ---------------    ---------------
                     Balance at beginning of period            $    17,042,609    $    14,066,782
                     Provision for credit losses                     5,601,921          5,497,206
                     Net charge offs                                (4,408,880)        (4,624,822)
                                                               ---------------    ---------------

                         Balance at end of period              $    18,235,650    $    14,939,166
                                                               ===============    ===============



D - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of July 31, 2002 and April 30, 2002 is as follows:


                                                                            July 31,           April 30,
                                                                              2002               2002
                                                                         ---------------    ---------------
                    Land and buildings                                   $     2,013,705    $     1,562,393
                    Furniture, fixtures and equipment                            925,781            939,557
                    Leasehold improvements                                     1,402,300          1,147,597
                    Less accumulated depreciation and amortization            (1,083,387)        (1,022,836)
                                                                         ---------------    ---------------

                                                                         $     3,258,399    $     2,626,711
                                                                         ===============    ===============

E - ACCRUED LIABILITIES

     A summary of accrued liabilities as of July 31, 2002 and April 30, 2002 is as follows:


                                                              July 31,         April 30,
                                                               2002              2002
                                                          ---------------   ---------------
               Compensation                               $     1,835,447   $     2,573,579
               Interest                                           170,234           163,211
               Severance and office closing                     1,767,300         2,519,606
               Service contracts                                1,069,186         1,013,035
               Cash overdraft                                   1,372,746
               Other                                               39,774            13,208
                                                          ---------------   ---------------

                                                          $     6,254,687   $     6,282,639
                                                          ===============   ===============



F - DEBT

     A summary of debt as of July 31, 2002 and April 30, 2002 is as follows:


                                           Revolving Credit Facility
-------------------------------------------------------------------------------------------------------------
                          Facility         Interest                                    Balance at
      Lender               Amount            Rate            Maturity       July 31, 2002      April 30, 2002
-------------------     ------------     -------------      -----------     --------------     --------------
Bank of Oklahoma        $37 million      Prime + .50%        Dec 2003       $   31,569,967     $   32,291,957


                                               Other Notes Payable
-------------------------------------------------------------------------------------------------------------
                          Facility         Interest                                    Balance at
      Lender               Amount            Rate            Maturity        July 31, 2002     April 30, 2002
-------------------     ------------     -------------      -----------     --------------     --------------
Individuals/Trusts            N/A             8.50%          Jan   2004      $   1,500,000     $    7,500,000


     The Company's revolving credit facility is primarily collateralized by finance receivables and inventory. Interest is payable monthly or quarterly on all of the Company's debt and the principal balances are due at the maturity of the facilities. The Company's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company's revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at July 31, 2002, the Company could have drawn an additional $5.4 million under such facility.

G - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows for the periods ended July 31, 2002 and 2001:


                                                                 Three Months Ended
                                                                      July 31,
                                                                2002              2001
                                                          ---------------   ---------------
  Weighted average shares outstanding-basic                     6,968,149         6,868,541
  Dilutive options and warrants                                   968,859           170,208
                                                          ---------------   ---------------

  Weighted average shares outstanding-diluted                   7,937,008         7,038,749
                                                          ===============   ===============
  Antidilutive securities not included:
        Options and warrants                                           --           627,500
                                                          ===============   ===============


H - COMMITMENTS AND CONTINGENCIES

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



I - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow disclosures for the three months ended July 31, 2002 and 2001 are as follows:


                                                             Three Months Ended
                                                                  July 31,
                                                           2002              2001
                                                     ---------------   ---------------
           Interest paid                             $       521,708   $       882,758
           Income taxes paid, net                            739,757         3,661,161

J - BUSINESS SEGMENTS

     Operating results and other financial data are presented for the continuing operations of the Company by business segment for the three months ended July 31, 2002 and 2001. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the three months ended July 31, 2002 and 2001 are as follows (in thousands):

                                                                   Three Months Ended July 31, 2002
                                                -----------------------------------------------------------------------
                                                   Car-Mart          Corporate        Eliminations       Consolidated
                                                ---------------   ---------------    ---------------    ---------------
Revenues:
    Sales                                       $        33,821                                         $        33,821
    Interest income                                       2,216   $           120    $           (60)             2,276
                                                ---------------   ---------------    ---------------    ---------------
          Total                                          36,037               120                (60)            36,097
                                                ---------------   ---------------    ---------------    ---------------

Costs and expenses:
    Cost of sales                                        17,750                                                  17,750
    Selling, general and admin                            5,915               640                                 6,555
    Provision for credit losses                           5,602                                                   5,602
    Interest expense                                        486               110                (60)               536
    Depreciation and amortization                            46                19                                    65
                                                ---------------   ---------------    ---------------    ---------------
          Total                                          29,799               769                (60)            30,508
                                                ---------------   ---------------    ---------------    ---------------

          Income (loss) before taxes
              and minority interests            $         6,238   $          (649)   $            --    $         5,589
                                                ===============   ===============    ===============    ===============

Capital expenditures                            $           660   $            48    $            --    $           708
                                                ===============   ===============    ===============    ===============

Total assets                                    $        89,008   $        63,655    $       (52,962)   $        99,701
                                                ===============   ===============    ===============    ===============



                                                                   Three Months Ended July 31, 2001
                                                -----------------------------------------------------------------------
                                                   Car-Mart          Corporate         Eliminations      Consolidated
                                                ---------------   ---------------    ---------------    ---------------
Revenues:
    Sales                                       $        28,124                                         $        28,124
    Interest income                                       2,233   $           276    $           (94)             2,415
                                                ---------------   ---------------    ---------------    ---------------
          Total                                          30,357               276                (94)            30,539
                                                ---------------   ---------------    ---------------    ---------------

Costs and expenses:
    Cost of sales                                        15,010                                                  15,010
    Selling, general and admin                            4,097               912                                 5,009
    Provision for credit losses                           5,497                                                   5,497
    Interest expense                                        784               245                (94)               935
    Depreciation and amortization                            34                52                                    86
    Write-down of equipment                                                   400                                   400
                                                ---------------   ---------------    ---------------    ---------------
          Total                                          25,422             1,609                (94)            26,937
                                                ---------------   ---------------    ---------------    ---------------

          Income (loss) before taxes
              and minority interests            $         4,935   $        (1,333)   $            --    $         3,602
                                                ===============   ===============    ===============    ===============

Capital expenditures                            $           384   $            --    $            --    $           384
                                                ===============   ===============    ===============    ===============

Total assets                                    $        77,091   $        70,869
                                                ===============    ==============

K - DISCONTINUED OPERATIONS

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

     As a result of the Company's decision, operating results from its non Car-Mart subsidiaries have been reclassified to discontinued operations for all periods presented. Below is a summary of the number of months each of these subsidiaries operating results are included in discontinued operations of the Company for the three months ended July 31, 2002 and 2001:


                                                               Number of Months Included
                             Month            Month          in Discontinued Operations for
                            Company          Company        the Three Months Ended July 31,
                            Acquired         Sold or        ---------------------------------
     Subsidiary            or Formed         Disposed           2002                2001
---------------------     -------------    -------------    -------------        ------------
Smart Choice                 12-99            10-01              --                   3
Paaco                         2-98            10-01              --                   3
Precision                     2-98             5-02              --                   3
Concorde                      6-97             7-02               2                   3


     A summary of the Company's discontinued operations for the three months ended July 31, 2002 and 2001 is as follows (in thousands):


                                                             Three Months Ended July 31,
                                                               2002              2001
                                                          ---------------   ---------------
Revenues                                                  $         3,058   $        49,839
Operating expenses                                                  2,306            51,782
                                                          ---------------   ---------------

    Income (loss) before taxes
      and minority interests                                          752            (1,943)

Provision (benefit) for income taxes                                  283              (656)
Minority interests (benefit)                                           94              (518)
                                                          ---------------   ---------------

    Income (loss) from discontinued operations            $           375   $          (769)
                                                          ===============   ===============

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


OVERVIEW

     America's Car-Mart, Inc., a Texas corporation formerly known as Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of July 31, 2002 the Company operated 59 stores located primarily in small cities and rural locations throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

     During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of its non Car-Mart subsidiaries which included (i) Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender and (ii) Precision IBC, Inc., a firm specializing in the sale and rental of intermediate bulk containers, for the three months ended July 31, 2002, and (i) Concorde,
(ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, for the three months ended July 31, 2001, have been included in discontinued operations (see Note K). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale", respectively, in the accompanying consolidated balance sheet at April 30, 2002.

     In May 2002 the Company sold its 50% interest in Precision for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. In addition, at closing Concorde repaid all of its $2.1 million in outstanding borrowings from the Company. From these proceeds, the Company reduced other notes payable by $6.0 million.

RESULTS OF CONTINUING OPERATIONS

     Operating results are presented for the continuing operations of the Company by business segment for the three months ended July 31, 2002 and 2001. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the three months ended July 31, 2002 and 2001 is as follows:


                                  CONSOLIDATED
                                 (In Thousands)


                                                 Revenues                      Pretax Income (Loss)
                                      -------------------------------     --------------------------------
                                            Three Months Ended                  Three Months Ended
                                                 July 31,                            July 31,
                                          2002              2001              2002               2001
                                      -------------     -------------     --------------    --------------
Car-Mart                              $     36,037      $     30,357      $       6,238     $       4,935
Corporate                                      120               276               (649)           (1,333)
Eliminations                                   (60)              (94)
                                      -------------     -------------     --------------    --------------

Consolidated                          $     36,097      $     30,539      $       5,589     $       3,602
                                      =============     =============     ==============    ==============


THREE MONTHS ENDED JULY 31, 2002 VS. THREE MONTHS ENDED JULY 31, 2001

     Revenues increased $5.6 million, or 18.2%, for the three months ended July 31, 2002 compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($3.9 million, or 14.5%), (ii) revenue growth from stores opened during the three months ended July 31, 2001 or stores that added a satellite location after April 30, 2001 ($.3 million), and (iii) revenues from stores opened after July 31, 2001 ($1.5 million).

     Pretax income increased $2.0 million, or 55.2%, for the three months ended July 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) an increase in Car-Mart's pretax income ($1.3 million) stemming from an 18.7% increase in revenues and lower costs and expenses as a percentage of sales, and (ii) a reduction in Corporate's pretax loss ($.7 million). The pretax loss at Corporate decreased as a result of
(i) lower operating expenses at its Irving, Texas office ($.3 million) as a result of a smaller staff and lower compensation levels, (ii) lower interest expense ($.1 million) as a result of a reduction in debt, and (iii) the prior fiscal period including a write-down of equipment ($.4 million) with no similar cost in the current fiscal period.

                                    CAR-MART
                             (Dollars in Thousands)

                                                                      % Change           As a % of Sales
                                                                     ----------      ----------------------
                                           Three Months Ended           2002           Three Months Ended
                                                July 31,                 vs                 July 31,
                                           2002         2001            2001            2002         2001
                                        ----------    ---------      ----------      ----------    --------
Revenues:
  Sales                                  $ 33,821     $ 28,124          20.3%           100.0%        100.0%
  Interest income                           2,216        2,233           (.8)             6.5           7.9
                                        ---------     --------                       --------      --------
      Total                                36,037       30,357          18.7            106.5         107.9
                                        ---------     --------                       --------      --------

Costs and expenses:
  Cost of sales                            17,750       15,010          18.3             52.5          53.4
  Selling, general and admin                5,915        4,097          44.4             17.5          14.6
  Provision for credit losses               5,602        5,497           1.9             16.6          19.5
  Interest expense                            486          784         (38.0)             1.4           2.8
  Depreciation and amortization                46           34          35.3               .1            .1
                                        ---------     --------                       --------      --------
      Total                                29,799       25,422          17.2             88.1          90.4
                                        ---------     --------                       --------      --------

      Pretax income                        $6,238       $4,935          26.4             18.4          17.5
                                        =========     ========                       ========     =========

Operating Data:
  Retail units sold                         5,273        4,429          19.1%
  Average stores in operation                57.7         50.3          14.7
  Average units sold per store               91.4         88.1           3.8
  Average retail sales price               $6,213       $6,129           1.4
  Same store revenue growth                  14.5%        16.3%

Period End Data:
  Stores open                                  59           51          15.7%
  Accounts 30 days or more past due           4.4%         4.0%


THREE MONTHS ENDED JULY 31, 2002 VS. THREE MONTHS ENDED JULY 31, 2001

     Revenues increased $5.7 million, or 18.7%, for the three months ended July 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($3.9 million, or 14.5%), (ii) revenue growth from stores opened during the three months ended July 31, 2001 or stores that added a satellite location after April 30, 2001 ($.3 million), and (iii) revenues from stores opened after July 31, 2001 ($1.5 million).

     Cost of sales as a percentage of sales decreased .9% to 52.5% for the three months ended July 31, 2002 from 53.4% in the same period of the prior fiscal year. The decrease was principally the result of the Company's decision to raise vehicle prices, thereby improving gross margins. The Company made the decision to raise prices during the third quarter of the prior fiscal year after making significant improvements in the price it pays when purchasing vehicles.

     Selling, general and administrative expense as a percentage of sales increased 2.9% to 17.5% for the three months ended July 31, 2002 from 14.6% in the same period of the prior fiscal year. The increase was principally the result of (i) changing the Company's store level augmentation policy such that more associates are employed at a store for the same number of active customer accounts, (ii) creating several new management positions at Car-Mart's general office to assist in managing the Company's growing business, and (iii) higher insurance costs.

     Provision for credit losses as a percentage of sales decreased 2.9%, to 16.6% for the three months ended July 31, 2002 from 19.5% in the same period of the prior fiscal year. The Company believes the decrease was principally the result of increased staffing at the store and general office levels. Specifically, individuals were hired to fill newly created regional accounts director positions. These individuals are responsible for supervising and managing store level collection personnel.

     Interest expense as a percentage of sales decreased 1.4%, to 1.4% for the three months ended July 31, 2002 from 2.8% in the same period of the prior fiscal year. The decrease was principally the result of (i) a decrease in the prime interest rate (ie, interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

                                    CORPORATE
                             (Dollars in Thousands)


                                                                         % Change
                                                                       -----------
                                              Three Months Ended           2002
                                                   July 31,                 vs
                                             2002          2001            2001
                                         -----------    -----------    -----------
Revenues:
  Interest income                        $       120    $       276          (56.6)%
                                         -----------    -----------
      Total                                      120            276          (56.6)
                                         -----------    -----------

Costs and expenses:
  Selling, general and admin                     640            912          (29.8)
  Interest expense                               110            245          (55.1)
  Depreciation and amortization                   19             52          (63.5)
  Write-down of equipment                                       400            NM
                                         -----------    -----------
      Total                                      769          1,609          (52.2)
                                         -----------    -----------

      Pretax loss                        $      (649)   $    (1,333)         (51.3)
                                         ===========    ===========


NM - not meaningful


THREE MONTHS ENDED JULY 31, 2002 VS. THREE MONTHS ENDED JULY 31, 2001

     Interest income decreased $.2 million to $.1 million for the three months ended July 31, 2002 from $.3 million in the same period in the prior fiscal year. The decrease was principally due to a lower level of notes receivable outstanding during the three months ended July 31, 2002 as compared to the same period in the prior fiscal year.

     Selling, general and administrative expense decreased $.3 million to $.6 million for the three months ended July 31, 2002 from $.9 million in the same period in the prior fiscal year, a decrease of 29.8%. The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office resulting from reductions in staff, (ii) reduced transportation expenses, and (iii) lower director compensation. The staff was reduced in connection with the relocation of the Company's principal headquarters from Irving, Texas to Bentonville, Arkansas (where Car-Mart is based) in July 2002. The Company expects selling, general and administrative expenses at Corporate to continue to decline in future quarters as more administrative duties are transferred to Car-Mart.

     Interest expense decreased $.1 million as a result of Corporate substantially reducing its debt.

RESULTS OF DISCONTINUED OPERATIONS

     Operating results are presented below for the discontinued operations of the Company for the three months ended July 31, 2002 and 2001. These discontinued operations include the following subsidiaries for the periods indicated.


                                                                   Number of Months Included
                                Month             Month          in Discontinued Operations for
                               Company           Company         the Three Months Ended July 31,
                              Acquired           Sold or        ---------------------------------
      Subsidiary              or Formed         Disposed             2002               2001
-----------------------     --------------    --------------    --------------     --------------
Smart Choice                    12-99             10-01               --                  3
Paaco                           2-98              10-01               --                  3
Precision                       2-98               5-02               --                  3
Concorde                        6-97               7-02                2                  3




                                                                         (In Thousands)
                                                                   Three Months Ended July 31,
                                                                  2002                  2001
                                                           ------------------    -----------------
Revenues                                                   $           3,058     $          49,839
Operating expenses                                                     2,306                51,782
                                                           ------------------    -----------------

    Pretax income (loss)                                   $             752     $          (1,943)
                                                           ==================    =================


THREE MONTHS ENDED JULY 31, 2002 VS. THREE MONTHS ENDED JULY 31, 2001

     Revenues decreased $46.8 million, or 93.9%, for the three months ended July 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of the removal of Smart Choice/Paaco from the Company's discontinued operations. Effective October 31, 2001, the Company wrote-off its investment in Smart Choice/Paaco and thereafter the Company ceased to include Smart Choice/Paaco's operating results in its discontinued operations. In March 2002, the Company sold its investment in Smart Choice/Paaco for a nominal sum.

     Pretax income for the Company's discontinued operations was $.8 million for the three months ended July 31, 2002 as compared to a $1.9 million pretax loss for the same period in the prior fiscal year. The $2.7 million improvement was principally the result of not including Smart Choice/Paaco in the Company's discontinued operations during the three months ended July 31, 2002 ($2.6 million), and an increase in Concorde's pretax earnings ($.2 million).

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain summarized historical information with respect to the Company's statements of cash flows (in thousands):


                                                                            Three Months Ended July 31,
                                                                              2002              2001
                                                                         --------------    --------------
Operating activities:
    Income from continuing operations                                    $        3,437    $        1,963
    Net finance receivables growth                                               (5,256)           (3,843)
    Other                                                                           341            (1,049)
                                                                         --------------    --------------
        Total                                                                    (1,478)           (2,929)
                                                                         --------------    --------------

Investing activities:
    Purchase of property and equipment                                             (708)             (384)
    Sale of discontinued subsidiaries                                             6,795
    Note collections from discontinued subsidiaries                               2,079                64
    Other                                                                             2               (13)
                                                                         --------------    --------------
        Total                                                                     8,168              (333)
                                                                         --------------    --------------

Financing activities:
    Proceeds from (repayments of) revolving credit facility, net                   (722)            4,560
    Repayments of other debt                                                     (6,000)             (300)
    Purchase of common stock, net                                                  (156)             (924)
                                                                         --------------    --------------
        Total                                                                    (6,878)            3,336
                                                                         --------------    --------------

        Cash provided by (used in) continuing operations                 $         (188)   $           74
                                                                         ==============    ==============


     At July 31, 2002 the Company had (i) $1.0 million of cash on hand and had an additional $5.4 million of availability on its $37.0 million revolving credit facility, (ii) a $7.3 million federal income tax refund receivable stemming principally from the Company's loss on Smart Choice, and (iii) $1.7 million of other receivables.

     On a short-term basis, the Company's principal sources of liquidity include
(i) income from continuing operations, (ii) borrowings from its revolving credit facility, (iii) a federal income tax refund receivable, and (iv) other receivables. On a longer-term basis, the Company expects its principal sources of liquidity to include (i) income from continuing operations, and (ii) borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

     The Company expects to use cash to (i) grow its finance receivables portfolio in direct proportion with the expected growth in its sales levels,
(ii) purchase property and equipment in connection with opening new stores and refurbishing existing stores, and, to the extent excess cash is available, (iii) reduce debt. In addition, from time to time the Company may use cash to repurchase its common stock.

     The Company expects to fund the majority of its growth from income generated from operations. Further, the Company expects its financial leverage ratio to decline for the next several years, as net income builds equity and debt either decreases or remains relatively constant.

     The Company's revolving credit facility matures in December 2003. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.


CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses. Below is a discussion of the Company's accounting policy concerning such allowance. Other accounting policies are disclosed in Note B of the Company's consolidated financial statements which are included in its annual report on Form 10-K for the year ended April 30, 2002.

     The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is determined based upon a review of (i) historical and recent credit losses and (ii) the finance receivables portfolio, and takes into consideration (iii) economic conditions and trends, and collateral values. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. It is at least reasonably possible that actual credit losses may be materially different from the recorded allowance for credit losses.


SEASONALITY

     The Company's automobile sales and finance business is seasonal in nature. In such business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company has experienced seasonal fluctuations in its credit losses. The Company's first and fourth fiscal quarters tend to have lower credit losses, and its second and third fiscal quarters tend to have higher credit losses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the federal discount rate and the prime interest rate of its lender. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Decreases in market interest rates could eventually have an adverse effect on profitability.

     Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables have remaining maturities from one to 30 months. A majority of the Company's borrowings contain variable interest rates that fluctuate with market interest rates (ie, the rate charged on the Company's revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal discount rate (1.25% at July 31, 2002) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal discount rate which fluctuates. At July 31, 2002 approximately 69% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal discount rate could have a negative effect on profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal discount rate is positive, as the immediate interest expense savings outweighs the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate exceeds the amount of variable interest rate borrowings, the effect on profitability becomes negative.

     The table below illustrates the impact which hypothetical changes in the federal discount rate could have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal discount rate remains in effect for two years, (ii) the increase or decrease in the federal discount rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($98.6 million) and variable interest rate borrowings ($31.6 million), and the percentage of Arkansas originated finance receivables (69%), remain constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.


                                Year 1                 Year 2
                               Increase               Increase
 Increase (Decrease)          (decrease)             (Decrease)
  in Interest Rates       in Pretax Earnings     in Pretax Earnings
----------------------    -------------------    -------------------
                            (in thousands)         (in thousands)
         +2%               $        55            $        662
         +1%                        27                     331
         -1%                       (27)                   (331)
         -2%                       (55)                   (662)


A similar calculation and table was prepared as of April 30, 2002. That calculation and table was materially consistent with the information provided above.

ITEM 4. CONTROLS AND PROCEDURES

     During the fiscal quarter ended July 31, 2002 there were not any significant changes in the Company's internal controls.


                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1 Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the fiscal quarter ended July 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      AMERICA'S CAR-MART, INC.



                                      By: \s\ Tilman J. Falgout, III
                                          -------------------------------------
                                          Tilman J. Falgout, III
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                      By: \s\ Mark D. Slusser
                                          -------------------------------------
                                          Mark D. Slusser
                                          Chief Financial Officer, Vice
                                          President Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)


Dated: September 10, 2002

                                  CERTIFICATION


         I, Tilman J. Falgout III, Chief Executive Officer of America's Car-Mart, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of America's
         Car-Mart, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



                                            \s\ Tilman J. Falgout, III
                                            ------------------------------------
                                            Tilman J. Falgout, III
                                            Chief Executive Officer




                                  CERTIFICATION


         I, Mark D. Slusser, Chief Financial Officer, Vice President Finance and Secretary of America's Car-Mart, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of America's
         Car-Mart, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



         September 10, 2002             \s\ Mark D. Slusser
                                        ----------------------------------------
                                        Mark D. Slusser
                                        Chief Financial Officer, Vice President
                                        Finance and Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
99.1              Form of Certification Pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002.