Form 10-Q/A
period 2002-01-31
AMERICAS CARMART INC
filed 2002-10-04
CIK 799850

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
CONSOLIDATED BALANCE SHEETS


                                                                                  January 31, 2002
                                                                                     (Unaudited)     April 30, 2001
                                                                                  ----------------   ---------------
                                                                                    (Restated)
Assets:
    Cash and cash equivalents                                                      $       698,826   $       718,134
    Income tax receivable                                                                9,566,243
    Notes and other receivables, net                                                     1,167,890         4,441,391
    Finance receivables, net                                                            71,421,600        61,969,879
    Inventory                                                                            3,693,644         3,013,293
    Prepaid and other assets                                                               259,914           359,395
    Investments                                                                            229,768         3,473,761
    Deferred tax assets, net                                                                               5,401,487
    Property and equipment, net                                                          3,188,607         4,233,443
    Assets of subsidiaries held for sale                                                32,439,881       218,909,333
                                                                                   ---------------   ---------------

                                                                                   $   122,666,373   $   302,520,116
                                                                                   ===============   ===============

Liabilities and stockholders' equity:
    Accounts payable                                                               $     3,259,984   $     1,942,261
    Accrued liabilities                                                                  5,499,376         3,565,981
    Income taxes payable                                                                                   4,987,609
    Deferred tax liabilities, net                                                           10,766
    Revolving credit facility                                                           32,505,703        29,767,688
    Other notes payable                                                                  8,375,000        11,816,000
    Liabilities of subsidiaries held for sale                                           24,091,538       190,655,389
                                                                                   ---------------   ---------------
                                                                                        73,742,367       242,734,928
                                                                                   ---------------   ---------------

    Minority interests                                                                   1,900,818           852,935

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           6,773,082 issued and outstanding (6,980,367 at April 30, 2001)                   67,731            69,804
       Additional paid-in capital                                                       24,403,744        23,075,677
       Retained earnings                                                                22,551,713        35,786,772
                                                                                   ---------------   ---------------
           Total stockholders' equity                                                   47,023,188        58,932,253
                                                                                   ---------------   ---------------
                                                                                   $   122,666,373   $   302,520,116
                                                                                   ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                Three Months Ended                  Nine Months Ended
                                                                    January 31,                         January 31,
                                                              2002              2001               2002               2001
                                                         ---------------   ---------------    ---------------    ---------------
                                                           (Restated)                            (Restated)
    Revenues:
        Sales                                            $    28,655,084   $    24,502,764    $    86,121,745    $    70,504,122
        Interest income                                        2,265,420         2,237,445          7,105,314          6,471,218
                                                         ---------------   ---------------    ---------------    ---------------
                                                              30,920,504        26,740,209         93,227,059         76,975,340
                                                         ---------------   ---------------    ---------------    ---------------
    Costs and expenses:
        Cost of sales                                         14,506,250        13,347,919         45,549,187         38,367,994
        Selling, general and administrative                    5,867,055         4,594,415         16,042,312         14,044,547
        Provision for credit losses                            5,887,001         4,431,717         17,509,684         12,175,500
        Interest expense                                         656,354         1,055,044          2,438,761          3,082,379
        Depreciation and amortization                             51,248           230,888            208,868            398,155
        Stock option based compensation                        2,290,172                            2,290,172
        Restructuring charge                                                                        2,732,106
        Write-down of investments and equipment                                                     3,927,631
                                                         ---------------   ---------------    ---------------    ---------------
                                                              29,258,080        23,659,983         90,698,721         68,068,575
                                                         ---------------   ---------------    ---------------    ---------------

            Income from continuing operations
               before taxes and minority interests             1,662,424         3,080,226          2,528,338          8,906,765

    Provision for income taxes                                 1,293,078         1,217,455          2,069,734          3,620,016
    Minority interests                                           138,329            74,184            418,189            230,445
                                                         ---------------   ---------------    ---------------    ---------------

            Income from continuing operations                    231,017         1,788,587             40,415          5,056,304

    Discontinued operations:
        Income (loss) from discontinued operations,
          net of taxes and minority interests                    307,323          (795,357)       (13,275,474)           254,054
        Gain on sale of discontinued operation,
          net of tax                                                                 3,119                                 3,119
                                                         ---------------   ---------------    ---------------    ---------------

            Income (loss) from discontinued operations           307,323          (792,238)       (13,275,474)           257,173
                                                         ---------------   ---------------    ---------------    ---------------

            Net income (loss)                            $       538,340   $       996,349    $   (13,235,059)   $     5,313,477
                                                         ===============   ===============    ===============    ===============

    Basic earnings (loss) per share:
        Continuing operations                            $           .03   $           .24    $           .01    $           .65
        Discontinued operations                                      .05              (.11)             (1.96)               .03
                                                         ---------------   ---------------    ---------------    ---------------
            Total                                        $           .08   $           .13    $         (1.95)   $           .68
                                                         ===============   ===============    ===============    ===============

    Diluted earnings (loss) per share:
        Continuing operations                            $           .03   $           .23    $           .01    $           .62
        Discontinued operations                                      .04              (.10)             (1.89)               .03
                                                         ---------------   ---------------    ---------------    ---------------
            Total                                        $           .08   $           .13    $         (1.88)   $           .65
                                                         ===============   ===============    ===============    ===============

    Weighted average number of shares outstanding:
        Basic                                                  6,747,458         7,474,780          6,782,439          7,856,297
        Diluted                                                7,149,145         7,768,330          7,032,625          8,218,856


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                          CROWN GROUP, INC.
(UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                             2002                2001
                                                                                        ---------------    ---------------
                                                                                          (Restated)
Operating activities:
  Net income (loss)                                                                     $   (13,235,059)   $     5,313,477
  Add:  (Income) loss from discontinued operations                                           13,275,474           (257,173)
                                                                                        ---------------    ---------------
      Income from continuing operations                                                          40,415          5,056,304

  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                                             208,868            398,155
      Deferred income taxes                                                                   5,412,253         (1,570,971)
      Provision for credit losses                                                            17,509,684         12,175,500
      Stock option based compensation                                                         2,290,172
      Write-down of investments and equipment                                                 3,927,631
      Minority interests                                                                        418,189            230,445
      Accretion of purchase discount                                                                               (29,095)
      Changes in operating assets and liabilities:
           Receivables                                                                       (3,109,955)           318,623
           Finance receivable originations                                                  (78,713,912)       (63,980,960)
           Finance receivable collections                                                    47,759,066         40,337,513
           Inventory acquired in repossession                                                 4,093,441          3,367,061
           Inventory                                                                           (680,351)          (494,273)
           Prepaids and other assets                                                            102,938            150,331
           Accounts payable and accrued liabilities                                           3,880,812           (523,036)
           Income taxes payable                                                              (4,987,609)        (3,719,806)
                                                                                        ---------------    ---------------
                  Net cash used in operating activities                                      (1,848,358)        (8,284,209)
                                                                                        ---------------    ---------------

Investing activities:
  Purchase of property and equipment                                                           (937,609)          (496,883)
  Sale of equipment                                                                              25,000
  Sale of securities                                                                                             2,229,468
  Note collections from discontinued subsidiaries                                             1,347,340          3,230,247
  Purchase of investments                                                                       (54,518)          (805,877)
                                                                                        ---------------    ---------------
                  Net cash provided by investing activities                                     380,213          4,156,955
                                                                                        ---------------    ---------------

Financing activities:
  Sale of common stock                                                                           48,359             60,937
  Purchase of common stock                                                                   (1,012,537)        (3,785,670)
  Proceeds from revolving credit facility, net                                                2,738,015          1,211,017
  Repayments of other debt                                                                     (325,000)
                                                                                        ---------------    ---------------
                  Net cash provided by (used in) financing activities                         1,448,837         (2,513,716)
                                                                                        ---------------    ---------------

Cash used in continuing operations                                                              (19,308)        (6,640,970)
Cash provided by (used in) discontinued operations                                              300,098         (1,421,360)
                                                                                        ---------------    ---------------

Increase (decrease) in cash and cash equivalents                                                280,790         (8,062,330)
Cash and cash equivalents at: Beginning of period                                             2,193,342          9,843,310


                                   End of period                                              2,474,132          1,780,980
Less:  Cash and cash equivalents of discontinued operations                                  (1,775,306)        (1,672,163)
                                                                                        ---------------    ---------------

       Cash and cash equivalents of continuing operations                               $       698,826    $       108,817
                                                                                        ===============    ===============


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



C - FINANCE RECEIVABLES

     The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 18% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of January 31, 2002 and April 30, 2001 are as follows:


                                             January 31,         April 30,
                                                 2002               2001
                                           ---------------    ---------------
     Finance receivables                   $    95,112,481    $    83,439,089
     Unearned finance charges                   (7,355,928)        (7,402,428)
     Allowance for credit losses               (16,334,953)       (14,066,782)
                                           ---------------    ---------------

                                           $    71,421,600    $    61,969,879
                                           ===============    ===============


     Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2002 and 2001 are as follows:


                                                  Nine Months Ended
                                                     January 31,
                                                2002               2001
                                           ---------------    ---------------
     Balance at beginning of period        $    14,066,782    $    11,492,611
     Provision for credit losses                17,409,684         12,175,500
     Net charge offs                           (15,141,513)       (10,336,636)
                                           ---------------    ---------------

         Balance at end of period          $    16,334,953    $    13,331,475
                                           ===============    ===============

D - PROPERTY AND EQUIPMENT

     A summary of property and equipment as of January 31, 2002 and April 30, 2001 is as follows:


                                                                 January 31,        April 30,
                                                                    2002               2001
                                                               ---------------    ---------------
     Land and buildings                                        $     1,261,309    $       650,191
     Furniture, fixtures and equipment                               1,903,647          3,826,051
     Leasehold improvements                                          1,010,848            871,390
     Less accumulated depreciation and amortization                   (987,197)        (1,114,189)
                                                               ---------------    ---------------
                                                               $     3,188,607    $     4,233,443
                                                               ===============    ===============

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

E - DEBT

     A summary of debt as of January 31, 2002 and April 30, 2001 is as follows:

                                                  Revolving Credit Facility
  ------------------------------------------------------------------------------------------------------------------------------
                                        Facility        Interest                                      Balance at
     Borrower           Lender           Amount           Rate           Maturity        January 31, 2002      April 30, 2001
  ---------------   ---------------    -----------    -------------     ------------    ------------------    -----------------
   Car-Mart         Bank of Oklahoma    $ 37 million   Prime + .50%        Dec  2003     $      32,505,703
   Car-Mart         Bank of America     $ 35 million   Prime + .88%        Jan  2002                           $     29,767,688


                                                     Other Notes Payable
  ------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity       January 31, 2002       April 30, 2001
  ---------------    ---------------    -----------    -------------     ------------    ------------------    -----------------
   Crown            Car-Mart sellers        N/A        8.50%              Jan  2004      $       7,500,000     $      7,500,000
   Crown            First Mercantile        N/A        Prime + .25%       Sept 2002               875,000
   Crown            Bank of America         N/A        8.00%              Sep  2001                                   2,316,000
   Crown            Regions Bank            N/A        Prime + .50%       May  2001                                   2,000,000
                                                                                         ------------------    -----------------
                                                                                         $       8,375,000     $     11,816,000
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


                                    Three Months       Nine Months
                                      Ended              Ended
                                    January 31,       January 31,
                                       2002              2002
                                 ---------------   ---------------
     Monarch                     $            --   $     1,648,511
     Mariah                                              1,650,000
     Equipment                                             629,120
                                 ---------------   ---------------
                                 $            --   $     3,927,631
                                 ===============   ===============

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

     Basic and diluted weighted average shares outstanding, which are used in the calculation of basic and diluted earnings (loss) per share, are as follows for the periods ended January 31:

                                                                Three Months Ended                 Nine Months Ended
                                                                    January 31,                        January 31,
                                                               2002             2001              2002              2001
                                                         ---------------   ---------------   ---------------   ---------------
       Weighted average shares outstanding-basic               6,747,458         7,474,780         6,782,439         7,856,297
       Dilutive options and warrants                             401,687           293,550           250,186           362,559
                                                         ---------------   ---------------   ---------------   ---------------

       Weighted average shares outstanding-diluted             7,149,145         7,768,330         7,032,625         8,218,856
                                                         ===============   ===============   ===============   ===============

       Antidilutive securities not included:
             Options and warrants                                432,500           445,000           432,500           445,000
                                                         ===============   ===============   ===============   ===============




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


                                                        Three Months Ended January 31, 2002 (Restated)
                                            -----------------------------------------------------------------------
                                                Car-Mart         Corporate        Eliminations       Consolidated
                                            ---------------   ---------------    ---------------    ---------------
     Revenues:
         Sales                              $        28,655                                         $        28,655
         Interest income                              2,157   $           189    $           (80)             2,266
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 30,812               189                (80)            30,921
                                            ---------------   ---------------    ---------------    ---------------

     Costs and expenses:
         Cost of sales                               14,506                                                  14,506
         Selling, general and admin.                  5,090               777                                 5,867
         Provision for credit losses                  5,887                                                   5,887
         Interest expense                               558               179                (80)               657
         Depreciation and amortization                   35                17                                    52
         Stock option based compensation                                2,290                                 2,290
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 26,076             3,263                (80)            29,259
                                            ---------------   ---------------    ---------------    ---------------

               Income (loss) before taxes
                   and minority interests   $         4,736   $        (3,074)   $            --    $         1,662
                                            ===============   ===============    ===============    ===============

     Capital expenditures                   $           272   $            --    $            --    $           272
                                            ===============   ===============    ===============    ===============

     Total assets                           $        77,756   $        60,775
                                            ===============   ===============


                                                            Three Months Ended January 31, 2001
                                            -----------------------------------------------------------------------
                                                Car-Mart         Corporate         Eliminations      Consolidated
                                            ---------------   ---------------    ---------------    ---------------
     Revenues:
         Sales                              $        24,503                                         $        24,503
         Interest income                              1,986   $           359    $          (107)             2,238
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 26,489               359               (107)            26,741
                                            ---------------   ---------------    ---------------    ---------------

     Costs and expenses:
         Cost of sales                               13,348                                                  13,348
         Selling, general and admin.                  3,649               945                                 4,594
         Provision for credit losses                  4,432                                                   4,432
         Interest expense                               927               236               (107)             1,056
         Depreciation and amortization                   38               193                                   231
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 22,394             1,374               (107)            23,661
                                            ---------------   ---------------    ---------------    ---------------

               Income (loss) before taxes
                   and minority interests   $         4,095   $        (1,015)   $            --    $         3,080
                                            ===============   ===============    ===============    ===============

     Capital expenditures                   $            24   $            39    $            --    $            63
                                            ===============   ===============    ===============    ===============

     Total assets                           $        67,633   $        72,281
                                            ===============   ===============

     The Company's continuing operations and other financial data by business segment for the nine months ended January 31, 2002 and 2001 are as follows (in thousands):


                                                       Nine Months Ended January 31, 2002 (Restated)
                                            -----------------------------------------------------------------------
                                               Car-Mart          Corporate        Eliminations       Consolidated
                                            ---------------   ---------------    ---------------    ---------------
     Revenues:
         Sales                              $        86,122                                         $        86,122
         Interest income                              6,658   $           705    $          (258)             7,105
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 92,780               705               (258)            93,227
                                            ---------------   ---------------    ---------------    ---------------

     Costs and expenses:
         Cost of sales                               45,549                                                  45,549
         Selling, general and admin.                 13,811             2,231                                16,042
         Provision for credit losses                 17,410               100                                17,510
         Interest expense                             2,074               622               (258)             2,438
         Depreciation and amortization                  105               105                                   210
         Stock option based compensation                                2,290                                 2,290
         Restructuring charge                                           2,732                                 2,732
         Write-down of investments/equip.                               3,928                                 3,928
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 78,949            12,008               (258)            90,699
                                            ---------------   ---------------    ---------------    ---------------

               Income (loss) before taxes
                   and minority interests   $        13,831   $       (11,303)   $            --    $         2,528
                                            ===============   ===============    ===============    ===============

     Capital expenditures                   $           785   $           153    $            --    $           938
                                            ===============   ===============    ===============    ===============

     Total assets                           $        77,756   $        60,775
                                            ===============   ===============




                                                              Nine Months Ended January 31, 2001
                                            -----------------------------------------------------------------------
                                               Car-Mart          Corporate        Eliminations       Consolidated
                                            ---------------   ---------------    ---------------    ---------------
     Revenues:
         Sales                              $        70,504                                         $        70,504
         Interest income                              5,655   $         1,189    $          (372)             6,472
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 76,159             1,189               (372)            76,976
                                            ---------------   ---------------    ---------------    ---------------

     Costs and expenses:
         Cost of sales                               38,368                                                  38,368
         Selling, general and admin.                 10,927             3,117                                14,044
         Provision for credit losses                 12,176                                                  12,176
         Interest expense                             2,817               639               (372)             3,084
         Depreciation and amortization                  115               283                                   398
                                            ---------------   ---------------    ---------------    ---------------
               Total                                 64,403             4,039               (372)            68,070
                                            ---------------   ---------------    ---------------    ---------------

               Income (loss) before taxes
                   and minority interests   $        11,756   $        (2,850)   $            --    $         8,906
                                            ===============   ===============    ===============    ===============

     Capital expenditures                   $           449   $            48    $            --    $           497
                                            ===============   ===============    ===============    ===============

     Total assets                           $        67,633   $        72,281
                                            ===============   ===============

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


                                                                           January 31,        April 30,
                                                                              2002               2001
                                                                         ---------------    ---------------
                Assets of subsidiaries held for sale:
                    Mortgage loans held for sale, net                    $        24,499    $        16,200
                    Finance receivables, net                                                        149,656
                    Inventory                                                                         7,980
                    Property and equipment, net                                      682             12,783
                    Deferred tax asset, net                                          256             15,902
                    Other                                                          7,003             16,388
                                                                         ---------------    ---------------

                                                                         $        32,440    $       218,909
                                                                         ===============    ===============

                Liabilities of subsidiaries held for sale:
                    Accounts payable and accrued liabilities             $         2,919    $        13,255
                    Deferred sales tax                                                                4,963
                    Income taxes payable                                             628
                    Revolving credit facilities                                   20,427            160,294
                    Notes payable to Crown                                         2,191              6,112
                    Other notes payable                                                               7,495
                    Minority interests                                               118              4,648
                                                                         ---------------    ---------------

                                                                                  26,283            196,767
                    Less:  Notes payable to Crown                                 (2,191)            (6,112)
                                                                         ---------------    ---------------
                                                                         $        24,092    $       190,655
                                                                         ===============    ===============

     As of January 31, 2002 and April 30, 2001 the Company's equity investment in businesses held for sale was as follows (in thousands):


                                         January 31,        April 30,
                                            2002              2001
                                      ---------------   ---------------
                Smart Choice          $            --   $        17,591
                Concorde                        2,523             1,354
                Precision                       3,634             3,197
                                      ---------------   ---------------
                                      $         6,157   $        22,142
                                      ===============   ===============

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


                                        Three Months Ended January 31, 2002           Nine Months Ended January 31, 2002
                                     -----------------------------------------    -----------------------------------------
                                      S. Choice        Other          Total        S. Choice        Other          Total
                                     -----------    -----------    -----------    -----------    -----------    -----------
     Revenues                        $        --    $     3,388    $     3,388    $    89,748    $    10,314    $   100,062

     Costs and expenses:
         Cost of sales                                                                 45,127                        45,127
         Selling, gen. and admin.                         2,300          2,300         21,833          6,425         28,258
         Prov. for credit loss                               13             13         21,040            530         21,570
         Interest expense                                   401            401          7,130          1,150          8,280
         Depreciation and amort.                             62             62            845            230          1,075
         Write-down of assets                                                          39,294                        39,294
         Loss in excess of basis                                                      (19,349)                      (19,349)
                                     -----------    -----------    -----------    -----------    -----------    -----------
                                                          2,776          2,776        115,920          8,335        124,255
                                     -----------    -----------    -----------    -----------    -----------    -----------

         Income (loss) before tax
           and minority interests                           612            612        (26,172)         1,979        (24,193)

     Prov. (benefit) for taxes                              247            247         (7,025)           624         (6,401)
     Minority interests                                      57             57         (4,647)           130         (4,517)
                                     -----------    -----------    -----------    -----------    -----------    -----------

         Income (loss) from
           discontinued operations   $        --    $       308    $       308    $   (14,500)   $     1,225    $   (13,275)
                                     ===========    ===========    ===========    ===========    ===========    ===========



                                         Three Months Ended January 31, 2001          Nine Months Ended January 31, 2001
                                      -----------------------------------------    ----------------------------------------
                                       S. Choice        Other          Total        S. Choice       Other          Total
                                      -----------    -----------    -----------    -----------   -----------    -----------
     Revenues                         $    50,690    $     2,924    $    53,614    $   163,498   $    12,283    $   175,781

     Costs and expenses:
         Cost of sales                     26,456                        26,456         83,399         1,180         84,579
         Selling, gen. and admin.          10,767          2,532         13,299         31,426         8,068         39,494
         Prov. for credit loss              9,469            187          9,656         31,507           427         31,934
         Interest expense                   4,650            340          4,990         13,387         1,414         14,801
         Depreciation and amort.              613            182            795          1,645         1,116          2,761
         Write-down of assets                                                                            800            800
                                      -----------    -----------    -----------    -----------   -----------    -----------
                                           51,955          3,241         55,196        161,364        13,005        174,369
                                      -----------    -----------    -----------    -----------   -----------    -----------

         Income (loss) before tax
           and minority interests          (1,265)          (317)        (1,582)         2,134          (722)         1,412

     Prov. (benefit) for taxes               (430)          (138)          (568)           924          (218)           706
     Minority interests                      (218)                         (218)           452                          452
                                      -----------    -----------    -----------    -----------   -----------    -----------

         Income (loss) from
           discontinued operations    $      (617)   $      (179)   $      (796)   $       758   $      (504)   $       254
                                      ===========    ===========    ===========    ===========   ===========    ===========

M - STOCK OPTION BASED COMPENSATION AND RESTATEMENT

     In connection with the April 30, 2002 year-end closing process, the Company determined that stock options outstanding under its 1997 Stock Option Plan ("97 Plan") should be accounted for as "variable" options rather than "fixed" options since the 97 Plan contains a "cashless" exercise feature. A cashless exercise feature allows option holders to use the "in-the-money" value of the option as payment for all, or a portion, of the exercise price of the option. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation. In order to avoid future stock-based compensation charges or credits (which can result in volatile earnings fluctuations), effective May 1, 2002 the Company rescinded the cashless exercise provision of its 97 Plan.

     As a result of this determination, the Company has restated its previously issued consolidated financial statements for the three months ended January 31, 2002 to reflect a $2.3 million non-cash charge ($2.0 million after tax) related to stock-based compensation during that period. The Company's consolidated financial statements for the fiscal year ended April 30, 2002 as filed on Form 10-K already reflects this non-cash charge. Periods prior to November 1, 2001 did not have significant stock-based compensation charges or credits. A summary of the impact of this correction on the Company's consolidated financial statements for the three and nine months ended January 31, 2002 is set forth below (in thousands, except per share amounts):

                                                  Three Months Ended January 31, 2002      Nine Months Ended January 31, 2002
                                                 ------------------------------------    -------------------------------------
                                                   As Previously            As             As Previously             As
                                                     Reported            Restated            Reported             Restated
                                                 ----------------    ----------------    ----------------     ----------------
        Revenues                                 $         30,921    $         30,921    $         93,227     $         93,227
        Income from continuing operations                   2,221                 231               2,031                   40
        Net income                                          2,529                 538             (11,245)             (13,235)

        Continuing earnings per share:
             Basic                               $           0.33    $           0.03    $           0.30     $           0.01
             Diluted                             $           0.31    $           0.03    $           0.29     $           0.01


                                                           January 31, 2002
                                                 ------------------------------------
                                                  As Previously             As
                                                     Reported            Restated
                                                 ----------------    ----------------
Income tax receivable                            $          9,266    $          9,566
Total assets                                              122,366             122,666
Stockholders' equity                                       46,723              47,023

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


                                  CONSOLIDATED
                                 (In Thousands)


                                       Revenues                                             Pretax Income (Loss)
                -------------------------------------------------------    ------------------------------------------------------
                   Three Months Ended            Nine Months Ended            Three Months Ended            Nine Months Ended
                      January 31,                   January 31,                   January 31,                  January 31,
                -------------------------     -------------------------    --------------------------    ------------------------
                   2002           2001           2002           2001           2002           2001           2002          2001
                ---------      ---------      ---------      ---------     ----------      ---------     ----------     ---------
                                                                           (Restated)                    (Restated)
Car-Mart         $ 30,812       $ 26,489       $ 92,780       $ 76,159       $  4,736       $  4,095       $ 13,831      $ 11,756
Corporate             189            359            705          1,189         (3,074)        (1,015)       (11,303)       (2,850)
Eliminations          (80)          (107)          (258)          (372)
                ---------      ---------      ---------      ---------     ----------      ---------     ----------     ---------

 Consolidated    $ 30,921       $ 26,741       $ 93,227       $ 76,976       $  1,662       $  3,080       $  2,528      $  8,906
                =========      =========      =========      =========     ==========      =========     ==========     =========


THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

     Revenues increased $4.2 million, or 15.6%, for the three months ended January 31, 2002 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 52.7 in the current fiscal period from 46.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per Car-Mart store by 1.4%, and (iii) increasing the average sales price per retail vehicle by 1.1%. Pretax income decreased $1.4 million, or 46.0%, for the three months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of Corporate recording a $2.3 million non-cash charge related to stock option compensation, partially offset by a $.6 million increase in Car-Mart's pretax earnings stemming from a 16.3% increase in its revenues.

     The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan.


NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

     Revenues increased $16.3 million, or 21.1%, for the nine months ended January 31, 2002 compared to the same period in the prior fiscal year. The increase was principally the result of (i) increasing the average number of Car-Mart regular and satellite stores in operation to 51.7 in the current fiscal period from 44.0 in the prior fiscal period, (ii) increasing the average number of retail vehicles sold per Car-Mart store by 2.3%, and (iii) increasing the average sales price per retail vehicle by .8%. Pretax income was $2.5 million for the nine months ended January 31, 2002 as compared to $8.9 million in the same period in the prior fiscal year, a decrease of $6.4 million. The decrease was principally the result of (i) the nine months ended January 31, 2002 including a $2.3 million non-cash stock option based compensation charge, a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment, with no comparable charges or write-down in the prior fiscal period, partially offset by (ii) higher earnings at Car-Mart ($2.1 million).

     The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan. The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

                                    CAR-MART
                             (Dollars in Thousands)


                                                                      % Change              As a % of Sales
                                                                     -----------      ---------------------------
                                           Three Months Ended           2002               Three Months Ended
                                               January 31,               vs                   January 31,
                                           2002          2001           2001             2002             2001
                                       -----------    -----------    -----------      -----------     -----------
Revenues:
  Sales                                $    28,655    $    24,503           16.9%           100.0%          100.0%
  Interest income                            2,157          1,986            8.6              7.5             8.1
                                       -----------    -----------    -----------      -----------     -----------
      Total                                 30,812         26,489           16.3            107.5           108.1
                                       -----------    -----------    -----------      -----------     -----------

Costs and expenses:
  Cost of sales                             14,506         13,348            8.7             50.6            54.5
  Selling, general and admin.                5,090          3,649           39.5             17.8            14.9
  Provision for credit losses                5,887          4,432           32.8             20.5            18.1
  Interest expense                             558            927          (39.8)             2.0             3.8
  Depreciation and amortization                 35             38           (7.9)              .1              .1
                                       -----------    -----------    -----------      -----------     -----------
      Total                                 26,076         22,394           16.4             91.0            91.4
                                       -----------    -----------    -----------      -----------     -----------

      Pretax income                    $     4,736    $     4,095           15.7             16.5            16.7
                                       ===========    ===========    ===========      ===========     ===========


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


                                                                   % Change               As a % of Sales
                                                                 -----------      ---------------------------
                                        Nine Months Ended           2002               Nine Months Ended
                                           January 31,               vs                   January 31,
                                       2002          2001           2001              2002           2001
                                   -----------    -----------    -----------      -----------     -----------
Revenues:
  Sales                            $    86,122    $    70,504           22.2%           100.0%          100.0%
  Interest income                        6,658          5,655           17.7              7.7             8.0
                                   -----------    -----------    -----------      -----------     -----------
      Total                             92,780         76,159           21.8            107.7           108.0
                                   -----------    -----------    -----------      -----------     -----------

Costs and expenses:
  Cost of sales                         45,549         38,368           18.7             52.9            54.4
  Selling, general and admin.           13,811         10,927           26.4             16.0            15.5
  Provision for credit losses           17,410         12,176           43.0             20.2            17.3
  Interest expense                       2,074          2,817          (26.4)             2.4             4.0
  Depreciation and amortization            105            115           (8.7)              .1              .2
                                   -----------    -----------    -----------      -----------     -----------
      Total                             78,949         64,403           22.6             91.6            91.4
                                   -----------    -----------    -----------      -----------     -----------
      Pretax income                $    13,831    $    11,756           17.7             16.1            16.6
                                   ===========    ===========    ===========      ===========     ===========

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


                                    CORPORATE
                             (Dollars in Thousands)


                                                                        % Change                                         % Change
                                                                      -----------                                      -----------
                                           Three Months Ended            2002              Nine Months Ended              2002
                                               January 31,                vs                   January 31,                 vs
                                         2002            2001            2001             2002            2001            2001
                                      -----------     -----------     -----------      -----------     -----------     -----------
                                      (restated)                                        (restated)
Revenues:
  Interest income                     $       189     $       359           (47.4)%    $       705     $     1,189           (40.7)%
                                      -----------     -----------     -----------      -----------     -----------     -----------
      Total                                   189             359           (47.4)             705           1,189           (40.7)
                                      -----------     -----------     -----------      -----------     -----------     -----------

Costs and expenses:
  Selling, general and admin                  777             945           (17.8)           2,231           3,117           (28.4)
  Provision for credit losses                                                                  100                              NM
  Interest expense                            179             236           (24.2)             622             639            (2.7)
  Depreciation and amortization                17             193           (91.2)             105             283           (62.9)
  Stock option compensation                 2,290                              NM            2,290                              NM
  Restructuring charge                                                                       2,732                              NM
  Write-down of investments/equip                                                            3,928                              NM
                                      -----------     -----------     -----------      -----------     -----------     -----------
      Total                                 3,263           1,374              NM           12,008           4,039              NM
                                      -----------     -----------     -----------      -----------     -----------     -----------

      Pretax loss                     $    (3,074)    $    (1,015)             NM      $   (11,303)    $    (2,850)             NM
                                      ===========     ===========     ===========      ===========     ===========     ===========

NM = Not meaningful


THREE MONTHS ENDED JANUARY 31, 2002 VS. THREE MONTHS ENDED JANUARY 31, 2001

     Pretax loss increased to $3.1 million for the three months ended January 31, 2002 from $1.0 million for the three months ended January 31, 2001, an increase of $2.1 million. The increase was principally the result of the Company recording a $2.3 million non-cash charge related to stock option compensation. The charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan. Partially offsetting the increase in pretax loss, selling, general and administrative expenses and depreciation and amortization decreased. The decrease in selling, general and administrative expense was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its Irving, Texas office in connection with the relocation of its corporate headquarters to Rogers, Arkansas where Car-Mart is based.

NINE MONTHS ENDED JANUARY 31, 2002 VS. NINE MONTHS ENDED JANUARY 31, 2001

     Pretax loss increased to $11.3 million for the nine months ended January 31, 2002 from $2.8 million for the nine months ended January 31, 2001, an increase of $8.5 million. The increase was principally the result of including
(i) a $2.3 million non-cash stock option based compensation charge, (ii) a $2.7 million restructuring charge, and (iii) a $3.9 million write-down of investments and equipment in the current fiscal period, with no comparable charges or write-down in the prior fiscal period. The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan. The restructuring charge pertains to severance and office closing costs relating to the Company's decision to relocate its corporate headquarters to Rogers, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology/Internet investments made in a prior fiscal year that were deemed to be impaired in the current period. Selling, general and administrative expenses decreased $.9 million for the nine months ended January 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of lower personnel costs as the Company is in the process of decreasing the overhead at its Irving, Texas office in connection with the relocation of its corporate headquarters to Rogers, Arkansas.


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


                                  SMART CHOICE
                             (Dollars in Thousands)


                                                                       % Change                                      % Change
                                                                     -------------                                 -------------
                                          Three Months Ended              2002            Nine Months Ended             2002
                                              January 31,                  vs                January 31,                 vs
                                       2002               2001            2001          2002           2001             2001
                                   -------------     -------------   -------------  -------------  -------------   -------------
Revenues:
  Sales and other                  $          --     $      41,275              NM  $      71,280  $     135,116           (47.2)%
  Interest income                                            9,415              NM         18,468         28,382           (34.9)
                                   -------------     -------------   -------------  -------------  -------------   -------------
      Total                                                 50,690              NM         89,748        163,498           (45.1)
                                   -------------     -------------   -------------  -------------  -------------   -------------

Costs and expenses:
  Cost of sales                                             26,456              NM         45,127         83,399          (45.9)
  Selling, general and admin.                               10,767              NM         21,833         31,426          (30.5)
  Provision for credit losses                                9,469              NM         21,040         31,507          (33.2)
  Interest expense                                           4,650              NM          7,130         13,387          (46.7)
  Depreciation and amortization                                613              NM            845          1,645          (48.6)
  Write-down of assets                                                                     39,294                             NM
  Loss in excess of basis                                                                 (19,349)                            NM
                                   -------------     -------------   -------------  -------------  -------------   -------------
      Total                                                 51,955              NM        115,920        161,364              NM
                                   -------------     -------------   -------------  -------------  -------------   -------------

      Pretax income (loss)         $          --     $      (1,265)             NM  $     (26,172) $       2,134              NM
                                   =============     =============   =============  =============  =============   =============

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



                                      OTHER
                             (Dollars in Thousands)


                                                                   % Change                                        % Change
                                                                  -----------                                     -----------
                                       Three Months Ended            2002              Nine Months Ended             2002
                                          January 31,                 vs                  January 31,                 vs
                                       2002          2001            2001             2002           2001            2001
                                   -----------    -----------     -----------      -----------    -----------     -----------
Revenues:
  Sales and other                  $     2,782    $     2,464            12.9%     $     8,564    $    10,856           (21.1)%
  Interest income                          606            460            31.7            1,750          1,427            22.6
                                   -----------    -----------     -----------      -----------    -----------     -----------
      Total                              3,388          2,924            15.9           10,314         12,283           (16.0)
                                   -----------    -----------     -----------      -----------    -----------     -----------

Costs and expenses:
  Cost of sales                                                                                         1,180             NM
  Selling, general and admin.            2,300          2,532            (9.2)           6,425          8,068           (20.4)
  Provision for credit losses               13            187           (93.0)             530            427            24.1
  Interest expense                         401            340            17.9            1,150          1,414           (18.7)
  Depreciation and amortization             62            182           (65.9)             230          1,116           (79.4)
  Write-down of assets                                                                                    800             NM
                                   -----------    -----------     -----------      -----------    -----------     -----------
      Total                              2,776          3,241           (14.3)           8,335         13,005           (35.9)
                                   -----------    -----------     -----------      -----------    -----------     -----------

      Pretax income (loss)         $       612    $      (317)             NM      $     1,979    $      (722)             NM
                                   ===========    ===========     ===========      ===========    ===========     ===========

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


                                    CORPORATE


     As of January 31, 2002 Crown's (parent company only) sources of liquidity included (i) $.4 million of cash on hand, (ii) $5.9 million of receivables from its subsidiaries, (iii) a $7.6 million federal income tax receivable stemming principally from the Company's loss on Smart Choice, (iv) $.9 million of other receivables, and (v) the planned sale of the Company's ownership interests in Concorde and Precision. Crown expects that it will have adequate liquidity to satisfy its capital needs for the foreseeable future.


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

                                     PART II



ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual meeting was held on January 16, 2002. The record date for such meeting was November 23, 2001 on which date there were a total of 6,748,424 shares of common stock outstanding and entitled to vote. At such meeting all matters presented were approved by the Company's shareholders as follows:

     1.   Election of Directors:


                                Votes          Votes          Votes
        Director                 For          Against       Abstained
--------------------------    -----------    ----------     ----------
Edward R. McMurphy            6,266,234            161         28,573
T.J. Falgout, III             6,266,234            161         28,573
Robert J. Kehl                6,254,534         11,861         28,573
J. David Simmons              6,148,234        118,161         28,573
Bennie M. Bray                6,266,234            161         28,573
Nan R. Smith                  6,137,484        128,911         28,573


     2. Proposal to amend the Company's Articles of Incorporation to change the Company's name to America's Car-Mart, Inc. and delete certain provisions of the Articles of Incorporation relating to the gaming business, in which the Company is no longer engaged (votes for 6,283,381, votes against 7,492, votes abstained 4,095).



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 99.1 Form of Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


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



                              CROWN GROUP, INC.


                              By: /s/ Tilman J. Falgout, III
                                  --------------------------------------------

                                  Tilman J. Falgout, III
                                  Chief Executive Officer
                                  (Principal Executive Officer)


March 8, 2002,                By: /s/ Mark D. Slusser
except for matters                --------------------------------------------
discussed in Note M               Mark D. Slusser
as to which the date is           Chief Financial Officer, Vice President
October 3, 2002.                  Finance and Secretary
                                  (Principal Financial and Accounting Officer)

                                  CERTIFICATION


     I, Tilman J. Falgout III, Chief Executive Officer of America's Car-Mart, Inc. (formerly Crown Group, Inc.), certify that:

1.   I have reviewed this quarterly report on Form 10-QA of Crown Group, Inc.;

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



     October 3, 2002                     /s/ Tilman J. Falgout, III
                                         --------------------------------------
                                         Tilman J. Falgout, III
                                         Chief Executive Officer




                                  CERTIFICATION


     I, Mark D. Slusser, Chief Financial Officer, Vice President Finance and Secretary of America's Car-Mart, Inc. (formerly Crown Group, Inc.), certify that:

1.   I have reviewed this quarterly report on Form 10-QA of Crown Group, Inc.;

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



     October 3, 2002                    /s/ Mark D. Slusser
                                        ----------------------------------------
                                        Mark D. Slusser
                                        Chief Financial Officer, Vice President
                                        Finance and Secretary

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99.1             Form of Certification pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002.