Form 10-Q
period 2002-10-31
AMERICAS CARMART INC
filed 2002-12-10
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


      For the fiscal quarter ended:                  Commission file number:
            OCTOBER 31, 2002                                 0-14939


                            AMERICA'S CAR-MART, INC.
             (Exact name of registrant as specified in its charter)


                        TEXAS                                                      63-0851141
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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
          Title of Each Class                               December 6, 2002
          -------------------                               ----------------
 Common stock, par value $.01 per share                         7,008,544

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                           AMERICA'S CAR-MART, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                  October 31, 2002
                                                                                    (unaudited)      April 30, 2002
                                                                                  ----------------   --------------

Assets:
    Cash and cash equivalents                                                      $      516,945    $    1,229,920
    Income tax receivable                                                               8,143,451         7,627,362
    Notes and other receivables                                                           647,684         1,457,013
    Finance receivables, net                                                           84,294,417        75,079,603
    Inventory                                                                           4,162,003         3,540,538
    Prepaid and other assets                                                              431,698           251,729
    Investments                                                                           270,730           252,456
    Deferred tax assets, net                                                              232,521           119,052
    Property and equipment, net                                                         3,683,399         2,626,711
    Assets of discontinued operations                                                                    35,957,978
                                                                                   --------------    --------------
                                                                                   $  102,382,848    $  128,142,362
                                                                                   ==============    ==============
Liabilities and stockholders' equity:
    Accounts payable                                                               $    1,999,591    $    1,984,918
    Accrued liabilities                                                                 4,704,275         6,282,639
    Income taxes payable                                                                2,081,536
    Revolving credit facility                                                          33,376,165        32,291,957
    Other notes payable                                                                 1,500,000         7,500,000
    Liabilities of discontinued operations                                                               27,269,661
                                                                                   --------------    --------------
                                                                                       43,661,567        75,329,175
                                                                                   --------------    --------------

    Commitments and contingencies

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           6,977,944 issued and outstanding (6,944,325 at April 30, 2002)                  69,779            69,444
       Additional paid-in capital                                                      30,126,274        31,261,985
       Retained earnings                                                               28,525,228        21,481,758
                                                                                   --------------    --------------
           Total stockholders' equity                                                  58,721,281        52,813,187
                                                                                   --------------    --------------
                                                                                   $  102,382,848    $  128,142,362
                                                                                   ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                  AMERICA'S CAR-MART, INC.
(UNAUDITED)


                                                                 Three Months Ended            Six Months Ended
                                                                      October 31,                 October 31,
                                                                 2002           2001          2002           2001
                                                             ------------   ------------   ------------   ------------

    Revenues:
        Sales                                                $ 35,925,718   $ 29,342,546   $ 69,746,928   $ 57,466,661
        Interest income                                         2,351,876      2,424,987      4,627,812      4,839,894
                                                             ------------   ------------   ------------   ------------
                                                               38,277,594     31,767,533     74,374,740     62,306,555
                                                             ------------   ------------   ------------   ------------

    Costs and expenses:
        Cost of sales                                          19,066,304     16,032,843     36,816,030     31,042,937
        Selling, general and administrative                     6,631,380      5,166,307     13,186,417     10,175,257
        Provision for credit losses                             7,192,076      6,125,477     12,793,997     11,622,683
        Interest expense                                          468,942        847,563      1,005,734      1,782,407
        Depreciation and amortization                              70,645         72,470        135,750        157,620
        Restructuring charge                                                   2,732,106                     2,732,106
        Write-down of investments and equipment                                3,527,631                     3,927,631
                                                             ------------   ------------   ------------   ------------
                                                               33,429,347     34,504,397     63,937,928     61,440,641
                                                             ------------   ------------   ------------   ------------

            Income (loss) from continuing operations
               before taxes and minority interests              4,848,247     (2,736,864)    10,436,812        865,914

    Provision (benefit) for income taxes                        1,747,846       (709,071)     3,899,528        776,656
    Minority interests                                                           125,702                       279,860
                                                             ------------   ------------   ------------   ------------
            Income (loss) from continuing operations            3,100,401     (2,153,495)     6,537,284       (190,602)

    Discontinued operations:
        Income (loss) from discontinued operations,
          net of taxes and minority interests                                (12,813,802)       375,318    (13,582,797)
        Gain on sale of discontinued operations, net of tax       255,842                       130,868
                                                             ------------   ------------   ------------   ------------
            Income (loss) from discontinued operations            255,842    (12,813,802)       506,186    (13,582,797)
                                                             ------------   ------------   ------------   ------------

            Net income (loss)                                $  3,356,243   $(14,967,297)  $  7,043,470   $(13,773,399)
                                                             ============   ============   ============   ============

    Basic earnings (loss) per share:
        Continuing operations                                $        .44   $       (.32)  $        .94   $       (.03)
        Discontinued operations                                       .04          (1.90)           .07          (2.00)
                                                             ------------   ------------   ------------   ------------
            Total                                            $        .48   $      (2.22)  $       1.01   $      (2.03)
                                                             ============   ============   ============   ============

    Diluted earnings (loss) per share:
        Continuing operations                                $        .40   $       (.32)  $        .83   $       (.03)
        Discontinued operations                                       .03          (1.90)           .06          (2.00)
                                                             ------------   ------------   ------------   ------------
            Total                                            $        .43   $      (2.22)  $        .89   $      (2.03)
                                                             ============   ============   ============   ============

    Weighted average number of shares outstanding:
        Basic                                                   6,997,169      6,731,351      6,982,659      6,799,946
        Diluted                                                 7,808,712      6,731,351      7,872,863      6,799,946

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                  AMERICA'S CAR-MART, INC.
(UNAUDITED)


                                                                                            Six Months Ended
                                                                                               October 31,
                                                                                          2002             2001
                                                                                      -------------    -------------
Operating activities:
  Net income (loss)                                                                   $   7,043,470    $ (13,773,399)
  Add: (Income) loss from discontinued operations                                          (506,186)      13,582,797
                                                                                      -------------    -------------
      Income (loss) from continuing operations                                            6,537,284         (190,602)

  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                         135,750          157,620
      Deferred income taxes                                                                (113,469)      (2,212,954)
      Provision for credit losses                                                                            100,000
      Write-down of investments and equipment                                                              3,927,631
      Minority interests                                                                                     279,860
      Changes in finance receivables, net:
           Finance receivable originations                                              (63,703,121)     (52,319,326)
           Finance receivable collections                                                39,070,230       31,035,864
           Provision for credit losses                                                   12,793,997       11,522,683
           Inventory acquired in repossession                                             2,624,080        2,752,750
                                                                                      -------------    -------------
                   Subtotal finance receivables                                          (9,214,814)      (7,008,029)
      Changes in operating assets and liabilities:
           Income tax receivable                                                           (195,247)
           Notes and other receivables                                                      809,329        2,013,685
           Inventory                                                                       (621,465)          57,564
           Prepaids and other assets                                                       (168,937)         111,693
           Accounts payable and accrued liabilities                                      (1,563,691)       3,123,455
           Income taxes payable                                                           2,081,536        1,454,700
                                                                                      -------------    -------------
                  Net cash provided by (used in) operating activities                    (2,313,724)       1,814,623
                                                                                      -------------    -------------

Investing activities:
  Purchase of property and equipment                                                     (1,203,470)        (666,345)
  Sale of discontinued operations                                                         6,795,000
  Note collections from discontinued operations                                           2,078,661
  Purchase of investments                                                                   (18,274)         (24,750)
                                                                                      -------------    -------------
                  Net cash provided by (used in) investing activities                     7,651,917         (691,095)
                                                                                      -------------    -------------

Financing activities:
  Exercise of stock options                                                                 590,666
  Purchase and retirement of common stock                                                (1,726,042)        (975,317)
  Proceeds from revolving credit facility, net                                            1,084,208        2,719,589
  Repayments of other debt                                                               (6,000,000)      (2,300,000)
                                                                                      -------------    -------------
                  Net cash provided by (used in) financing activities                    (6,051,168)        (555,728)
                                                                                      -------------    -------------

Cash provided by (used in) continuing operations                                           (712,975)         567,800
Cash provided by (used in) discontinued operations                                       (2,520,506)       2,003,966
                                                                                      -------------    -------------

Increase (decrease) in cash and cash equivalents                                         (3,233,481)       2,571,766
Cash and cash equivalents at:      Beginning of period                                    3,750,426        2,193,342
                                                                                      -------------    -------------


                                   End of period                                            516,945        4,765,108
Less:  Cash and cash equivalents of discontinued operations                                               (3,479,174)
                                                                                      -------------    -------------

       Cash and cash equivalents of continuing operations                             $     516,945    $   1,285,934
                                                                                      =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  AMERICA'S CAR-MART, INC.


A - ORGANIZATION AND BUSINESS

   America's Car-Mart, Inc., a Texas corporation, formerly known as Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of October 31, 2002 the Company operated 62 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

   During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, in May 2002 the Company sold its 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, for $3.0 million in cash. Upon the closing of the sale of Concorde, the Company had disposed of all of its discontinued operations. The operating results of (i) Concorde and (ii) Precision are included in discontinued operations for the six months ended October 31, 2002 through the date of sale. The operating results of (i) Concorde, (ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, are included in discontinued operations for the three and six months ended October 31, 2001 (see Note K). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of discontinued operations" and "Liabilities of discontinued operations", respectively, in the accompanying consolidated balance sheet at April 30, 2002.

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2002.

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

C - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of October 31, 2002 and April 30, 2002 are as follows:

                                                                October 31,        April 30,
                                                                    2002              2002
                                                               --------------    --------------
                    Finance receivables                        $  111,792,553    $   99,675,260
                    Less unearned finance charges                  (8,363,833)       (7,553,048)
                                                               --------------    --------------

                         Principal balance                        103,428,720        92,122,212
                    Less allowance for credit losses              (19,134,303)      (17,042,609)
                                                               --------------    --------------

                        Finance receivables, net               $   84,294,417    $   75,079,603
                                                               ==============    ==============


   Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2002 and 2001 are as follows:

                                                                      Six Months Ended
                                                                         October 31,
                                                                     2002              2001
                                                               ---------------    ---------------
                     Balance at beginning of period            $    17,042,609    $    14,066,782
                     Provision for credit losses                    12,793,997         11,522,683
                     Net charge offs                               (10,702,303)        (9,931,913)
                                                               ---------------    ---------------
                         Balance at end of period              $    19,134,303    $    15,657,552
                                                               ===============    ===============

D - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of October 31, 2002 and April 30, 2002 is as follows:

                                                                            October 31,        April 30,
                                                                               2002               2002
                                                                         ---------------    ---------------
                    Land and buildings                                   $     2,245,246    $     1,562,393
                    Furniture, fixtures and equipment                            986,976            939,557
                    Leasehold improvements                                     1,582,802          1,147,597
                    Less accumulated depreciation and amortization            (1,131,625)        (1,022,836)
                                                                         ---------------    ---------------

                                                                         $     3,683,399    $     2,626,711
                                                                         ===============    ===============

E - ACCRUED LIABILITIES

   A summary of accrued liabilities as of October 31, 2002 and April 30, 2002 is as follows:

                                                      October 31,     April 30,
                                                         2002           2002
                                                     ------------   ------------
               Compensation                          $  2,354,739   $  2,573,579
               Interest                                   143,243        163,211
               Severance and office closing               705,276      2,519,606
               Service contracts                        1,113,632      1,013,035
               Cash overdraft                             384,096
               Other                                        3,289         13,208
                                                     ------------   ------------
                                                     $  4,704,275   $  6,282,639
                                                     ============   ============

F - DEBT

   A summary of debt as of October 31, 2002 and April 30, 2002 is as follows:

                                             Revolving Credit Facility
----------------------------------------------------------------------------------------------------------------
                           Facility        Interest                                       Balance at
      Lender                Amount           Rate            Maturity       October 31, 2002     April 30, 2002
-------------------      ------------    -------------      -----------     -----------------    ---------------
Bank of Oklahoma         $ 37 million    Prime + .50%        Dec  2003      $      33,376,165    $    32,291,957



                               Other Notes Payable
----------------------------------------------------------------------------------------------------------------
                         Facility          Interest                                      Balance at
      Lender              Amount             Rate            Maturity       October 31, 2002     April 30, 2002
-------------------      ------------    -------------      -----------     -----------------    ---------------
Individuals/Trusts          N/A              8.50%           Jan  2004      $       1,500,000    $     7,500,000


   The Company's revolving credit facility is primarily collateralized by finance receivables and inventory. Interest is payable monthly or quarterly on all of the Company's debt and the principal balances are due at the maturity of the facilities. The Company's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company's revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at October 31, 2002, the Company could have drawn an additional $3.6 million under such facility.

   In November 2002, the Company's revolving credit facility was amended to increase the amount of the facility to $39.5 million and extend the maturity to April 2004.

G - WEIGHTED AVERAGE SHARES OUTSTANDING

   Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows for the periods ended October 31, 2002 and 2001:

                                                            Three Months Ended          Six Months Ended
                                                                October 31,                October 31,
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
  Weighted average shares outstanding-basic                6,997,169    6,731,351    6,982,659    6,799,946
  Dilutive options and warrants                              811,543                   890,204
                                                          ----------   ----------   ----------   ----------

  Weighted average shares outstanding-diluted              7,808,712    6,731,351    7,872,863    6,799,946
                                                          ==========   ==========   ==========   ==========

  Antidilutive securities not included:
        Options and warrants                                  57,500    1,510,000       57,500    1,510,000
                                                          ==========   ==========   ==========   ==========

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

I - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the six months ended October 31, 2002 and 2001 are as follows:

                                                                                    Six Months Ended
                                                                                       October 31,
                                                                               2002                  2001
                                                                          ---------------      ----------------
           Interest paid                                                  $     1,009,580      $      1,685,584
           Income taxes paid, net                                               2,335,988             3,661,161

J - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the continuing operations of the Company by business segment for the three months ended October 31, 2002 and 2001. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the three months ended October 31, 2002 and 2001 are as follows (in thousands):

                                                         Three Months Ended October 31, 2002
                                           -----------------------------------------------------------
                                             Car-Mart      Corporate      Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     35,926                                   $     35,926
    Interest income                               2,343   $         74    $        (65)          2,352
                                           ------------   ------------    ------------    ------------
          Total                                  38,269             74             (65)         38,278
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                19,066                                         19,066
    Selling, general and admin                    6,012            619                           6,631
    Provision for credit losses                   7,192                                          7,192
    Interest expense                                503             32             (65)            470
    Depreciation and amortization                    50             21                              71
                                           ------------   ------------    ------------    ------------
          Total                                  32,823            672             (65)         33,430
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      5,446   $       (598)   $         --    $      4,848
                                           ============   ============    ============    ============


Capital expenditures                       $        441   $         54    $         --    $        495
                                           ============   ============    ============    ============

Total assets                               $     92,872   $     64,303    $    (54,792)   $    102,383
                                           ============   ============    ============    ============

                                                       Three Months Ended October 31, 2001
                                           -----------------------------------------------------------
                                             Car-Mart      Corporate      Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     29,343                                   $     29,343
    Interest income                               2,268   $        240    $        (83)          2,425
                                           ------------   ------------    ------------    ------------
          Total                                  31,611            240             (83)         31,768
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                16,033                                         16,033
    Selling, general and admin                    4,624            542                           5,166
    Provision for credit losses                   6,026            100                           6,126
    Interest expense                                732            198             (83)            847
    Depreciation and amortization                    36             36                              72
    Restructuring charge                                         2,732                           2,732
    Write-down of investments / equip                            3,528                           3,528
                                           ------------   ------------    ------------    ------------
          Total                                  27,451          7,136             (83)         34,504
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $      4,160   $     (6,896)   $         --    $     (2,736)
                                           ============   ============    ============    ============

Capital expenditures                       $        384   $         --    $         --    $        384
                                           ============   ============    ============    ============

Total assets                               $     80,530   $     57,735
                                           ============   ============

   The Company's continuing operations and other financial data by business segment for the six months ended October 31, 2002 and 2001 are as follows (in thousands):


                                                       Six Months Ended October 31, 2002
                                           -----------------------------------------------------------
                                            Car-Mart       Corporate      Eliminations    Consolidated
                                           ------------   ------------    ------------    ------------
Revenues:
    Sales                                  $     69,747                                   $     69,747
    Interest income                               4,559   $        194    $       (125)          4,628
                                           ------------   ------------    ------------    ------------
          Total                                  74,306            194            (125)         74,375
                                           ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                36,816                                         36,816
    Selling, general and admin                   11,927          1,259                          13,186
    Provision for credit losses                  12,794                                         12,794
    Interest expense                                989            142            (125)          1,006
    Depreciation and amortization                    96             40                             136
                                           ------------   ------------    ------------    ------------
          Total                                  62,622          1,441            (125)         63,938
                                           ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests       $     11,684   $     (1,247)   $         --    $     10,437
                                           ============   ============    ============    ============

Capital expenditures                       $      1,101   $        102    $         --    $      1,203
                                           ============   ============    ============    ============

Total assets                               $     92,872   $     64,303    $    (54,792)   $    102,383
                                           ============   ============    ============    ============


                                                         Six Months Ended October 31, 2001
                                            -----------------------------------------------------------
                                              Car-Mart      Corporate      Eliminations    Consolidated
                                            ------------   ------------    ------------    ------------
Revenues:
    Sales                                   $     57,467                                   $     57,467
    Interest income                                4,501   $        516    $       (177)          4,840
                                            ------------   ------------    ------------    ------------
          Total                                   61,968            516            (177)         62,307
                                            ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                 31,043                                         31,043
    Selling, general and admin                     8,721          1,454                          10,175
    Provision for credit losses                   11,523            100                          11,623
    Interest expense                               1,516            443            (177)          1,782
    Depreciation and amortization                     70             88                             158
    Restructuring charge                                          2,732                           2,732
    Write-down of investments/equipment                           3,928                           3,928
                                            ------------   ------------    ------------    ------------
          Total                                   52,873          8,745            (177)         61,441
                                            ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests        $      9,095   $     (8,229)   $         --    $        866
                                            ============   ============    ============    ============

Capital expenditures                        $        513   $        153    $         --    $        666
                                            ============   ============    ============    ============

Total assets                                $     80,530   $     57,735
                                            ============   ============

K - DISCONTINUED OPERATIONS

   In October 2001 the Company made the decision to sell all its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. This decision was based on management's desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company's other subsidiaries. In addition, it was management's belief that the Company's ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company's common stock. In May 2002 the Company sold its remaining 50% interest in Precision for $3.8 million in cash. In July 2002 the Company sold its 80% interest in Concorde for $3.0 million in cash. As a result of these two sales, the Company no longer has any discontinued operations.

   As a result of the Company's decision, operating results from its non Car-Mart subsidiaries have been included in discontinued operations for all periods presented. Below is a summary of the number of months each of these subsidiaries' operating results are included in discontinued operations of the Company for the three and six months ended October 31, 2002 and 2001:

                                                      Number of Months Included in Discontinued Operations for the
                        Month           Month        ---------------------------------------------------------------
                       Company         Company       Three Months Ended October 31,     Six Months Ended October 31,
                       Acquired         Sold or      ------------------------------     ----------------------------
   Subsidiary         or Formed        Disposed        2002                 2001           2002               2001
----------------     ------------     -----------    ---------            ---------     ---------           --------
Smart Choice             12-99           10-01            -                    3              -                  6
Paaco                     2-98           10-01            -                    3              -                  6
Precision                 2-98            5-02            -                    3              -                  6
Concorde                  6-97            7-02            -                    3              2                  6


   A summary of the Company's discontinued operations for the three and six months ended October 31, 2002 and 2001 is as follows (in thousands):


                                                    Three Months Ended October 31,    Six Months Ended October 31,
                                                        2002               2001           2002            2001
                                                    ------------      ------------   ------------     ------------
Revenues                                             $         --    $     46,836    $      3,058    $     96,674
Operating expenses                                                         49,753           2,306         101,534
Write-down of Smart Choice assets                                          39,294                          39,294
Loss in excess of Company's basis                                         (19,349)                        (19,349)
                                                     ------------    ------------    ------------    ------------

  Income (loss) before taxes
    and minority interests                                                (22,862)            752         (24,805)

Provision (benefit) for income taxes                                       (5,992)            283          (6,648)
Minority interests (benefit)                                               (4,056)             94          (4,574)
                                                     ------------    ------------    ------------    ------------

  Income (loss) from discontinued operations         $         --    $    (12,814)   $        375    $    (13,583)
                                                     ============    ============    ============    ============

  Gain on sale of discontinued operations, net       $        256    $         --    $        131    $         --
                                                     ============    ============    ============    ============

   During the fiscal quarter ended October 31, 2002, the Company determined that its tax basis in the Concorde stock sold in July 2002 was greater than originally estimated. As a result, during the fiscal quarter ended October 31, 2002, the Company adjusted its gain on the sale of Concorde to reflect the income tax adjustment above.

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

OVERVIEW

   America's Car-Mart, Inc., a Texas corporation, formerly known as Crown Group, Inc. ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of October 31, 2002 the Company operated 62 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

   During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. In May 2002 the Company sold its 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, for $3.0 million in cash. Upon the closing of the sale of Concorde, the Company had disposed of all of its discontinued operations. The operating results of (i) Concorde and (ii) Precision are included in discontinued operations for the six months ended October 31, 2002 through the date of sale. The operating results of
(i) Concorde, (ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001, are included in discontinued operations for the three and six months ended October 31, 2001 (see Note K).

RESULTS OF CONTINUING OPERATIONS

   Operating results are presented for the continuing operations of the Company by business segment for the three and six months ended October 31, 2002 and 2001. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the three and six months ended October 31, 2002 and 2001 is as follows:

                                  CONSOLIDATED
                                 (In Thousands)

                                        Revenues                                            Pretax Income (Loss)
                   ----------------------------------------------------    ----------------------------------------------------
                      Three Months Ended           Six Months Ended           Three Months Ended           Six Months Ended
                          October 31,                 October 31,                 October 31,                October 31,
                   ------------------------    ------------------------    ------------------------    ------------------------
                      2002          2001          2002          2001          2002          2001          2002           2001
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
  Car-Mart         $   38,269    $   31,611    $   74,306    $   61,968    $    5,446    $    4,160    $   11,684    $    9,095
  Corporate                74           240           194           516          (598)       (6,896)       (1,247)       (8,229)
  Eliminations            (65)          (83)         (125)         (177)
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

   Consolidated    $   38,278    $   31,768    $   74,375    $   62,307    $    4,848    $   (2,736)   $   10,437    $      866
                   ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========

THREE MONTHS ENDED OCTOBER 31, 2002 VS. THREE MONTHS ENDED OCTOBER 31, 2001

   Revenues increased $6.5 million, or 20.5%, for the three months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.1 million, or 14.2%), (ii) revenue growth from stores opened during the three months ended October 31, 2001 or stores that added a satellite location after July 31, 2001 ($.5 million), and (iii) revenues from stores opened after October 31, 2001 ($2.1 million).

   Pretax income increased $7.6 million for the three months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) an increase in Car-Mart's pretax income ($1.3 million) stemming from an increase in revenues and lower costs and expenses as a percentage of sales, and (ii) a reduction in Corporate's pretax loss ($6.3 million). The pretax loss at Corporate decreased as a result of the prior fiscal period including a $2.7 million restructuring charge and a $3.5 million write-down of investments and equipment, with no comparable charge or write-down in the current fiscal period. The restructuring charge pertains to severance and office closing costs related to the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology / Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

SIX MONTHS ENDED OCTOBER 31, 2002 VS. SIX MONTHS ENDED OCTOBER 31, 2001

   Revenues increased $12.1 million, or 19.4%, for the six months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($7.5 million, or 14.0%), (ii) revenue growth from stores opened during the six months ended October 31, 2001 or stores that added a satellite location after April 30, 2001 ($1.3 million), and (iii) revenues from stores opened after October 31, 2001 ($3.5 million).

   Pretax income increased $9.6 million for the six months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) an increase in Car-Mart's pretax income ($2.6 million) stemming from an increase in revenues and lower costs and expenses as a percentage of sales, and (ii) a reduction in Corporate's pretax loss ($7.0 million). The pretax loss at Corporate decreased as a result of the prior fiscal period including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment, with no comparable charge or write-down in the current fiscal period. The restructuring charge pertains to severance and office closing costs related to the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology / Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

                                    CAR-MART
                    (Operating Results, Dollars in Thousands)


                                                                        % Change          As a % of Sales
                                                                       ----------     ------------------------
                                             Three Months Ended           2002           Three Months Ended
                                                 October 31,               vs               October 31,
                                              2002          2001          2001           2002          2001
                                           ----------    ----------    ----------     ----------    ----------

Revenues:
   Sales                                   $   35,926    $   29,343          22.4%         100.0%        100.0%
   Interest income                              2,343         2,268           3.3            6.5           7.7
                                           ----------    ----------                   ----------    ----------
      Total                                    38,269        31,611          21.1          106.5         107.7
                                           ----------    ----------                   ----------    ----------

Costs and expenses:
   Cost of sales                               19,066        16,033          18.9           53.1          54.6
   Selling, general and admin                   6,012         4,624          30.0           16.7          15.8
   Provision for credit losses                  7,192         6,026          19.3           20.0          20.5
   Interest expense                               503           732         (31.3)           1.4           2.5
   Depreciation and amortization                   50            36          38.9             .1            .1
                                           ----------    ----------                   ----------    ----------
      Total                                    32,823        27,451          19.6           91.3          93.5
                                           ----------    ----------                   ----------    ----------

      Pretax income                        $    5,446    $    4,160          30.9           15.2          14.2
                                           ==========    ==========                   ==========    ==========

Operating Data:
   Retail units sold                            5,536         4,686          18.1%
   Average stores in operation                   61.7          52.0          18.7
   Average units sold per store                  89.7          90.1           (.4)
   Average retail sales price              $    6,279    $    6,013           4.4
   Same store revenue growth                     14.2%         15.6%

Period End Data:
   Stores open                                     62            52          19.2%
   Accounts 30 days or more past due              3.9%          4.7%

THREE MONTHS ENDED OCTOBER 31, 2002 VS. THREE MONTHS ENDED OCTOBER 31, 2001

   Revenues increased $6.7 million, or 21.1%, for the three months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.1 million, or 14.2%), (ii) revenue growth from stores opened during the three months ended October 31, 2001 or stores that added a satellite location after July 31, 2001 ($.5 million), and (iii) revenues from stores opened after October 31, 2001 ($2.1 million).

   Cost of sales as a percentage of sales decreased 1.5% to 53.1% for the three months ended October 31, 2002 from 54.6% in the same period of the prior fiscal year. The decrease was principally the result of the Company's decision to raise vehicle prices, thereby improving gross margins. The Company made the decision to raise prices during the third quarter of the prior fiscal year after making significant improvements in the price it pays when purchasing vehicles.

   Selling, general and administrative expense as a percentage of sales increased .9% to 16.7% for the three months ended October 31, 2002 from 15.8% in the same period of the prior fiscal year. The increase was principally the result of (i) changing the Company's store level staffing policy such that more associates are employed at a store for the same number of active customer accounts, (ii) creating several new management positions at Car-Mart's general office to assist in managing the Company's growing business, and (iii) higher insurance and advertising costs.

   Provision for credit losses as a percentage of sales decreased .5% to 20.0% for the three months ended October 31, 2002 from 20.5% in the same period of the prior fiscal year. The Company believes the decrease was principally the result of increased staffing at the store and general office levels. Specifically, individuals were hired to fill newly created regional accounts director positions. These individuals are responsible for supervising and managing store level collection personnel.

   Interest expense as a percentage of sales decreased 1.1% to 1.4% for the three months ended October 31, 2002 from 2.5% in the same period of the prior fiscal year. The decrease was principally the result of (i) a decrease in the prime interest rate (i.e., interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume.

                                                                        % Change          As a % of Sales
                                                                       ----------     ------------------------
                                                 Six Months Ended         2002            Six Months Ended
                                                    October 31,            vs                October 31,
                                              2002          2001          2001           2002          2001
                                           ----------    ----------    ----------     ----------    ----------

Revenues:
   Sales                                   $   69,747    $   57,467          21.4%         100.0%        100.0%
   Interest income                              4,559         4,501           1.3            6.6           7.8
                                           ----------    ----------                   ----------    ----------
      Total                                    74,306        61,968          19.9          106.6         107.8
                                           ----------    ----------                   ----------    ----------

Costs and expenses:
   Cost of sales                               36,816        31,043          18.6           52.8          54.0
   Selling, general and admin                  11,927         8,721          36.8           17.1          15.2
   Provision for credit losses                 12,794        11,523          11.0           18.3          20.1
   Interest expense                               989         1,516         (34.8)           1.4           2.6
   Depreciation and amortization                   96            70          37.1             .2            .1
                                           ----------    ----------                   ----------    ----------
      Total                                    62,622        52,873          18.4           89.8          92.0
                                           ----------    ----------                   ----------    ----------

      Pretax income                        $   11,684    $    9,095          28.5           16.8          15.8
                                           ==========    ==========                   ==========    ==========

Operating Data:
   Retail units sold                           10,809         9,115          18.6%
   Average stores in operation                   59.7          51.2          16.6
   Average units sold per store                 181.1         178.0           1.7
   Average retail sales price              $    6,249    $    6,072           2.9
   Same store revenue growth                     14.0%         16.5%

Period End Data:
   Stores open                                     62            52          19.2%
   Accounts 30 days or more past due              3.9%          4.7%

SIX MONTHS ENDED OCTOBER 31, 2002 VS. SIX MONTHS ENDED OCTOBER 31, 2001

   Revenues increased $12.3 million, or 19.9%, for the six months ended October 31, 2002 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($7.5 million, or 14.0%), (ii) revenue growth from stores opened during the six months ended October 31, 2001 or stores that added a satellite location after April 30, 2001 ($1.3 million), and (iii) revenues from stores opened after October 31, 2001 ($3.5 million).

   Cost of sales as a percentage of sales decreased 1.2% to 52.8% for the six months ended October 31, 2002 from 54.0% in the same period of the prior fiscal year. The decrease was principally the result of the Company's decision to raise vehicle prices, thereby improving gross margins. The Company made the decision to raise prices during the third quarter of the prior fiscal year after making significant improvements in the price it pays when purchasing vehicles.

   Selling, general and administrative expense as a percentage of sales increased 1.9% to 17.1% for the six months ended October 31, 2002 from 15.2% in the same period of the prior fiscal year. The increase was principally the result of (i) changing the Company's store level staffing policy such that more associates are employed at a store for the same number of active customer accounts, (ii) creating several new management positions at Car-Mart's general office to assist in managing the Company's growing business, and (iii) higher insurance and advertising costs.

   Provision for credit losses as a percentage of sales decreased 1.8% to 18.3% for the six months ended October 31, 2002 from 20.1% in the same period of the prior fiscal year. The Company believes the decrease was principally the result of increased staffing at the store and general office levels. Specifically, individuals were hired to fill newly created regional accounts director positions. These individuals are responsible for supervising and managing store level collection personnel.

   Interest expense as a percentage of sales decreased 1.2% to 1.4% for the six months ended October 31, 2002 from 2.6% in the same period of the prior fiscal year. The decrease was principally the result of (i) a decrease in the prime interest rate (i.e., interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume.

                                    CORPORATE
                             (Dollars in Thousands)


                                                                           % Change                                     % Change
                                                                         ------------                                   ----------
                                                 Three Months Ended          2002              Six Months Ended            2002
                                                    October 31,               vs                   October 31,              vs
                                               2002            2001          2001             2002           2001          2001
                                           ------------    ------------  ------------     ------------    ------------  ----------

Revenues:
   Interest income                         $         74    $        240         (69.2)%   $        194    $        516    (62.4)%
                                           ------------    ------------                   ------------    ------------
      Total                                          74             240         (69.2)             194             516    (62.4)
                                           ------------    ------------                   ------------    ------------

Costs and expenses:
   Selling, general and admin                       619             542          14.2            1,259           1,454    (13.4)
   Provision for credit losses                                      100            NM                              100       NM
   Interest expense                                  32             198         (83.8)             142             443    (67.9)
   Depreciation and amortization                     21              36         (41.7)              40              88    (54.5)
   Restructuring charge                                           2,732            NM                            2,732       NM
   Write-down of investments / equip                              3,528            NM                            3,928       NM
                                           ------------    ------------                   ------------    ------------
      Total                                         672           7,136         (90.6)           1,441           8,745    (83.5)
                                           ------------    ------------                   ------------    ------------

      Pretax income (loss)                 $       (598)   $     (6,896)        (91.3)    $     (1,247)   $     (8,229)   (84.8)
                                           ============    ============                   ============    ============

NM - not meaningful

THREE MONTHS ENDED OCTOBER 31, 2002 VS. THREE MONTHS ENDED OCTOBER 31, 2001

   Interest income decreased $.2 million to $.1 million for the three months ended October 31, 2002 from $.3 million in the same period of the prior fiscal year. The decrease was principally due to a lower level of notes receivable outstanding during the three months ended October 31, 2002 as compared to the same period of the prior fiscal year.

   Pretax loss decreased $6.3 million, or 91.3%, for the three months ended October 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of the prior fiscal period including a $2.7 million restructuring charge and a $3.5 million write-down of investments and equipment, with no comparable charge or write-down in the current fiscal period. The restructuring charge pertains to severance and office closing costs related to the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology / Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

   Selling, general and administrative expense increased $.1 million to $.6 million for the three months ended October 31, 2002 from $.5 million in the same period of the prior fiscal year. The increase was principally the result of (i) the prior fiscal period including the reversal of an accrued bonus of $107,000 as a result of the net loss reported by the Company in the prior period, and
(ii) proxy solicitation, annual report and meeting costs of $59,000 being incurred in the second fiscal quarter of the current year that were incurred in the third fiscal quarter of the prior year, partially offset by (iii) lower compensation costs resulting from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.

   Interest expense decreased $.2 million as a result of Corporate substantially reducing its debt.

SIX MONTHS ENDED OCTOBER 31, 2002 VS. SIX MONTHS ENDED OCTOBER 31, 2001

   Interest income decreased $.3 million to $.2 million for the six months ended October 31, 2002 from $.5 million in the same period of the prior fiscal year. The decrease was principally due to a lower level of notes receivable outstanding during the six months ended October 31, 2002 as compared to the same period of the prior fiscal year.

   Pretax loss decreased $7.0 million, or 84.8%, for the six months ended October 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of the prior fiscal period including a $2.7 million restructuring charge and a $3.9 million write-down of investments and equipment, with no comparable charge or write-down in the current fiscal period. The restructuring charge pertains to severance and office closing costs related to the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology / Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001.

   Selling, general and administrative expense decreased $.2 million to $1.3 million for the six months ended October 31, 2002 from $1.5 million in the same period of the prior fiscal year. The decrease was principally the result of lower compensation costs resulting from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.

   Interest expense decreased $.3 million as a result of Corporate substantially reducing its debt.

RESULTS OF DISCONTINUED OPERATIONS

   Operating results are presented below for the discontinued operations of the Company for the three and six months ended October 31, 2002 and 2001. These discontinued operations include the following subsidiaries for the periods indicated:

                                                        Number of Months Included in Discontinued Operations for the
                         Month           Month        ----------------------------------------------------------------
                        Company         Company        Three Months Ended October 31,     Six Months Ended October 31,
                       Acquired         Sold or       -------------------------------    -----------------------------
   Subsidiary          Or Formed        Disposed        2002                   2001         2002               2001
----------------     ------------      ----------     ---------             ---------    ---------           ---------
Smart Choice            12-99            10-01            -                      3            -                  6
Paaco                    2-98            10-01            -                      3            -                  6
Precision                2-98             5-02            -                      3            -                  6
Concorde                 6-97             7-02            -                      3            2                  6


                                                     (In Thousands)                     (In Thousands)
                                             Three Months Ended October 31,      Six Months Ended October 31,
                                                 2002              2001              2002             2001
                                             ------------      ------------      ------------     ------------
Revenues                                     $         --      $     46,836      $      3,058     $     96,674
Operating expenses                                                   49,753             2,306          101,534
Write-down of Smart Choice assets                                    39,294                             39,294
Loss in excess of basis                                             (19,349)                           (19,349)
                                             ------------      ------------      ------------     ------------
      Pretax income (loss)                   $         --      $    (22,862)     $        752     $    (24,805)
                                             ============      ============      ============     ============

SIX MONTHS ENDED OCTOBER 31, 2002 VS. SIX MONTHS ENDED OCTOBER 31, 2001

   Revenues decreased $93.6 million, or 96.8%, for the six months ended October 31, 2002 as compared to the same period in the prior fiscal year. The decrease was principally the result of the removal of Smart Choice/Paaco from the Company's discontinued operations. Effective October 31, 2001, the Company wrote-off its investment in Smart Choice/Paaco and thereafter the Company ceased to include Smart Choice/Paaco's operating results in its discontinued operations. In March 2002, the Company sold its investment in Smart Choice/Paaco for a nominal sum.

   Pretax income for the Company's discontinued operations was $.8 million for the six months ended October 31, 2002 as compared to a $24.8 million pretax loss for the same period in the prior fiscal year. The $25.6 million improvement was principally the result of not including Smart Choice/Paaco in the Company's discontinued operations during the six months ended October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

   The following table sets forth certain summarized historical information with respect to the Company's statements of cash flows (in thousands):


                                                                  Six Months Ended October 31,
                                                                     2002              2001
                                                                 ------------      ------------

Operating activities:
    Income (loss) from continuing operations                     $      6,537      $       (191)
    Net finance receivables growth                                     (9,215)           (7,008)
    Write-down of investments and equipment                                               3,928
    Other                                                                 364             5,086
                                                                 ------------      ------------
        Total                                                          (2,314)            1,815
                                                                 ------------      ------------

Investing activities:
    Purchase of property and equipment                                 (1,203)             (666)
    Sale of discontinued operations                                     6,795
    Note collections from discontinued operations                       2,079
    Other                                                                 (19)              (25)
                                                                 ------------      ------------
        Total                                                           7,652              (691)
                                                                 ------------      ------------

Financing activities:
    Proceeds from revolving credit facility, net                        1,084             2,719
    Repayments of other debt                                           (6,000)           (2,300)
    Purchase of common stock, net                                      (1,135)             (975)
                                                                 ------------      ------------
        Total                                                          (6,051)             (556)
                                                                 ------------      ------------

        Cash provided by (used in) continuing operations         $       (713)     $        568
                                                                 ============      ============

   At October 31, 2002 the Company had (i) $.5 million of cash on hand and had an additional $3.6 million of availability on its $37.0 million revolving credit facility (in November 2002 such credit facility was increased to $39.5 million, which increased available funds by $2.5 million), (ii) an $8.1 million federal income tax refund receivable (which was received in November 2002), and (iii) $.6 million of other receivables.

   On a short-term basis, the Company's principal sources of liquidity include
(i) income from continuing operations, (ii) borrowings from its revolving credit facility, (iii) an $8.1 million federal income tax refund, and (iv) other receivables. On a longer-term basis, the Company expects its principal sources of liquidity to include (i) income from continuing operations, and (ii) borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

   The Company expects to use cash to (i) grow its finance receivables portfolio in direct proportion to the expected growth in its sales levels, (ii) purchase property and equipment in connection with opening new stores and refurbishing existing stores, and, to the extent excess cash is available, (iii) reduce debt. In addition, from time to time the Company may use cash to repurchase its common stock.

   The Company expects to fund the majority of its growth from income generated from operations. Further, the Company expects its financial leverage ratio to decline for the foreseeable future, as net income builds equity at a faster rate than any increase in debt.

   The Company's revolving credit facility, as amended, matures in April 2004. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses. Below is a discussion of the Company's accounting policy concerning such allowance. Other accounting policies are disclosed in Note B in this report and in Note B of the Company's consolidated financial statements which are included in its annual report on Form 10-K for the year ended April 30, 2002.

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

SEASONALITY

   The Company's automobile sales and finance business is seasonal in nature. In such business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company's first and fourth fiscal quarters tend to have lower credit losses (averaging around 17.4% over the last six years), while its second and third fiscal quarters tend to have higher credit losses (averaging about 19.3% over the last six years).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the federal discount rate and the prime interest rate of its lender. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. Decreases in market interest rates could eventually have an adverse effect on profitability.

   Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables have remaining maturities from one to 30 months. A majority of the Company's borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company's revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal discount rate (1.25% at October 31, 2002) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal discount rate which does fluctuate. At October 31, 2002 approximately 68% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal discount rate could have a negative effect on profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal discount rate is positive, as the immediate interest expense savings outweighs the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate exceeds the amount of variable interest rate borrowings, the effect on profitability becomes negative.

   The table below illustrates the impact which hypothetical changes in the federal discount rate could have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal discount rate remains in effect for two years, (ii) the increase or decrease in the federal discount rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($103.4 million) and variable interest rate borrowings ($33.4 million), and the percentage of Arkansas originated finance receivables (68%), remain constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.


                                 Year 1                  Year 2
  Increase (Decrease)      Increase (Decrease)     Increase (Decrease)
   in Interest Rates       in Pretax Earnings      in Pretax Earnings
  ------------------       -------------------     -------------------
                             (in thousands)          (in thousands)
         +2%                   $       53             $        690
         +1%                           26                      345
         -1%                          (26)                    (345)
         -2%                          (53)                    (690)

A similar calculation and table was prepared as of April 30, 2002. That calculation and table was materially consistent with the information provided above.

ITEM 4. CONTROLS AND PROCEDURES

   Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 2002 annual meeting was held on September 25, 2002. The record date for such meeting was August 16, 2002 on which date there were a total of 7,027,544 shares of common stock outstanding and entitled to vote. At the meeting the Company's shareholders approved the election of directors as follows:

                  Election of Directors:


                                Votes          Votes           Votes
       Director                  For          Against        Abstained
-----------------------       ---------      ----------      ----------
William H. Henderson          5,882,231         11,957          5,200
T.J. Falgout, III             5,689,851        204,337          5,200
Robert J. Kehl                5,888,463          5,725          5,200
J. David Simmons              5,888,263          5,925          5,200
Carl E. Baggett               5,784,717        109,471          5,200
Nan R. Smith                  5,884,728          9,460          5,200




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

                  99.1 Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K:

                  During the fiscal quarter ended October 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICA'S CAR-MART, INC.



                               By: \s\ Tilman J. Falgout, III
                                   --------------------------------------------
                                   Tilman J. Falgout, III
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Dated: December 10, 2002       By: \s\ Mark D. Slusser
                                   --------------------------------------------
                                   Mark D. Slusser
                                   Chief Financial Officer, Vice President
                                   Finance and Secretary (Principal Financial
                                   and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  December 10, 2002         \s\ Tilman J. Falgout, III
                                          -------------------------------------
                                          Tilman J. Falgout, III
                                          Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  December 10, 2002       \s\ Mark D. Slusser
                                        ---------------------------------------
                                        Mark D. Slusser
                                        Chief Financial Officer, Vice President
                                        Finance and Secretary

                            AMERICA'S CAR-MART, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------
   99.1            Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.