Form 10-Q
period 2003-01-31
AMERICAS CARMART INC
filed 2003-03-07
CIK 799850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


       For the fiscal quarter ended:                Commission file number:
              JANUARY 31, 2003                              0-14939


                            AMERICA'S CAR-MART, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                               63-0851141
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
        Title of Each Class                                        March 5, 2003
        -------------------                                       --------------
Common stock, par value $.01 per share                               7,070,875

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                            AMERICA'S CAR-MART, INC.
CONSOLIDATED BALANCE SHEETS


                                                                               January 31, 2003
                                                                                 (unaudited)      April 30, 2002
                                                                               ----------------   --------------
Assets:
    Cash and cash equivalents                                                  $        595,561   $    1,229,920
    Income tax receivable                                                                              7,627,362
    Notes and other receivables                                                         642,835        1,457,013
    Finance receivables, net                                                         87,418,869       75,079,603
    Inventory                                                                         4,740,189        3,540,538
    Prepaid and other assets                                                            249,019          251,729
    Investments                                                                         278,471          252,456
    Deferred tax assets, net                                                                             119,052
    Property and equipment, net                                                       4,074,314        2,626,711
    Assets of discontinued operations                                                                 35,957,978
                                                                               ----------------   --------------

                                                                               $     97,999,258   $  128,142,362
                                                                               ================   ==============

Liabilities and stockholders' equity:
    Accounts payable                                                           $      2,026,276   $    1,984,918
    Accrued liabilities                                                               4,870,583        6,282,639
    Income taxes payable                                                                266,387
    Deferred tax liabilities, net                                                       250,648
    Revolving credit facility                                                        28,589,595       32,291,957
    Other notes payable                                                                                7,500,000
    Liabilities of discontinued operations                                                            27,269,661
                                                                               ----------------   --------------
                                                                                     36,003,489       75,329,175
                                                                               ----------------   --------------

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares authorized;
           7,004,444 issued and outstanding (6,944,325 at April 30, 2002)                70,044           69,444
       Additional paid-in capital                                                    30,116,955       31,261,985
       Retained earnings                                                             31,808,770       21,481,758
                                                                               ----------------   --------------
           Total stockholders' equity                                                61,995,769       52,813,187
                                                                               ----------------   --------------

                                                                               $     97,999,258   $  128,142,362
                                                                               ================   ==============



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                   AMERICA'S CAR-MART, INC.
(UNAUDITED)


                                                              Three Months Ended             Nine Months Ended
                                                                  January 31,                   January 31,
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
Revenues:
    Sales                                                 $ 35,730,236   $ 28,655,084   $105,477,164   $ 86,121,745
    Interest income                                          2,569,293      2,265,420      7,197,105      7,105,314
                                                          ------------   ------------   ------------   ------------
                                                            38,299,529     30,920,504    112,674,269     93,227,059
                                                          ------------   ------------   ------------   ------------

Costs and expenses:
    Cost of sales                                           19,011,745     14,506,250     55,827,775     45,549,187
    Selling, general and administrative                      7,012,232      5,867,055     20,198,649     16,042,312
    Provision for credit losses                              6,621,280      5,887,001     19,415,277     17,509,684
    Interest expense                                           361,206        656,354      1,366,940      2,438,761
    Depreciation and amortization                               74,175         51,248        209,925        208,868
    Stock option based compensation                                         2,290,172                     2,290,172
    Restructuring charge                                                                                  2,732,106
    Write-down of investments and equipment                                                               3,927,631
                                                          ------------   ------------   ------------   ------------
                                                            33,080,638     29,258,080     97,018,566     90,698,721
                                                          ------------   ------------   ------------   ------------

        Income from continuing operations
           before taxes and minority interests               5,218,891      1,662,424     15,655,703      2,528,338

Provision for income taxes                                   1,935,349      1,293,078      5,834,877      2,069,734
Minority interests                                                            138,329                       418,189
                                                          ------------   ------------   ------------   ------------

        Income from continuing operations                    3,283,542        231,017      9,820,826         40,415

Discontinued operations:
    Income (loss) from discontinued operations,
      net of taxes and minority interests                                     307,323        375,318    (13,275,474)
    Gain on sale of discontinued operations, net of tax                                      130,868
                                                          ------------   ------------   ------------   ------------
        Income (loss) from discontinued operations                            307,323        506,186    (13,275,474)
                                                          ------------   ------------   ------------   ------------

        Net income (loss)                                 $  3,283,542   $    538,340   $ 10,327,012   $(13,235,059)
                                                          ============   ============   ============   ============


Basic earnings (loss) per share:
    Continuing operations                                 $        .47   $        .03   $       1.41   $        .01
    Discontinued operations                                                       .05            .07          (1.96)
                                                          ------------   ------------   ------------   ------------
        Total                                             $        .47   $        .08   $       1.48   $      (1.95)
                                                          ============   ============   ============   ============

Diluted earnings (loss) per share:
    Continuing operations                                 $        .42   $        .03   $       1.25   $        .01
    Discontinued operations                                                       .04            .07          (1.89)
                                                          ------------   ------------   ------------   ------------
        Total                                             $        .42   $        .08   $       1.32   $      (1.88)
                                                          ============   ============   ============   ============

Weighted average number of shares outstanding:
    Basic                                                    6,996,036      6,747,458      6,987,118      6,782,439
    Diluted                                                  7,794,090      7,149,145      7,846,605      7,032,625



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   AMERICA'S CAR-MART, INC.
(UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    January 31,
                                                                               2003            2002
                                                                           ------------    ------------
Operating activities:
  Net income (loss)                                                        $ 10,327,012    $(13,235,059)
  Add: (Income) loss from discontinued operations                              (506,186)     13,275,474
                                                                           ------------    ------------
      Income from continuing operations                                       9,820,826          40,415

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                             209,925         208,868
      Deferred income taxes                                                     369,700       5,412,253
      Provision for credit losses                                                               100,000
      Stock option based compensation                                                         2,290,172
      Write-down of investments and equipment                                                 3,927,631
      Minority interests                                                                        418,189
      Changes in operating assets and liabilities:
         Changes in finance receivables, net:
            Finance receivable originations                                 (96,096,526)    (78,713,912)
            Finance receivable collections                                   60,265,397      47,759,066
            Provision for credit losses                                      19,415,277      17,409,684
            Inventory acquired in repossession                                4,076,586       4,093,441
                                                                           ------------    ------------
               Subtotal finance receivables                                 (12,339,266)     (9,451,721)

         Income tax receivable                                                7,948,204
         Notes and other receivables                                            814,178      (3,109,955)
         Inventory                                                           (1,199,651)       (680,351)
         Prepaid and other assets                                                13,742         102,938
         Accounts payable and accrued liabilities                            (1,370,698)      3,880,812
         Income taxes payable                                                   266,387      (4,987,609)
                                                                           ------------    ------------
                  Net cash provided by (used in) operating activities         4,533,347      (1,848,358)
                                                                           ------------    ------------

Investing activities:
  Purchase of property and equipment                                         (1,668,560)       (937,609)
  Sale of equipment                                                                              25,000
  Sale of discontinued operations                                             6,795,000
  Note collections from discontinued operations                               2,078,661       1,347,340
  Purchase of investments                                                       (26,015)        (54,518)
                                                                           ------------    ------------
                  Net cash provided by investing activities                   7,179,086         380,213
                                                                           ------------    ------------

Financing activities:
  Exercise of stock options                                                     664,618          48,359
  Purchase and retirement of common stock                                    (1,809,048)     (1,012,537)
  Proceeds from (repayments of) revolving credit facility, net               (3,702,362)      2,738,015
  Repayments of other debt                                                   (7,500,000)       (325,000)
                                                                           ------------    ------------
                  Net cash provided by (used in) financing activities       (12,346,792)      1,448,837
                                                                           ------------    ------------

Cash used in continuing operations                                             (634,359)        (19,308)
Cash provided by (used in) discontinued operations                           (2,520,506)        300,098
                                                                           ------------    ------------

Increase (decrease) in cash and cash equivalents                             (3,154,865)        280,790
Cash and cash equivalents at: Beginning of period                             3,750,426       2,193,342
                                                                           ------------    ------------
                              End of period                                     595,561       2,474,132
Less: Cash and cash equivalents of discontinued operations                                   (1,775,306)
                                                                           ------------    ------------
       Cash and cash equivalents of continuing operations                  $    595,561    $    698,826
                                                                           ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  AMERICA'S CAR-MART, INC.



A - ORGANIZATION AND BUSINESS

   America's Car-Mart, Inc., a Texas corporation, ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of January 31, 2003 the Company operated 63 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

   During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, in May 2002 the Company sold its 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, for $3.0 million in cash. Upon the closing of the sale of Concorde, the Company had disposed of all of its discontinued operations. The operating results of (i) Concorde and (ii) Precision are included in discontinued operations in the current period up through the date of sale. Discontinued operations during the prior fiscal periods include the operating results of (i) Concorde, (ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001 (see Note K). Similarly, the assets and liabilities of Concorde and Precision are included in "Assets of discontinued operations" and "Liabilities of discontinued operations", respectively, in the accompanying consolidated balance sheet at April 30, 2002.



B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2002.

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

   The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen and actual credit losses may be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and reasonable assumptions in determining the allowance for credit losses.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

C - FINANCE RECEIVABLES

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 30 months. The components of finance receivables as of January 31, 2003 and April 30, 2002 are as follows:


                                       January 31,        April 30,
                                          2003              2002
                                      -------------     -------------
Finance receivables                   $ 115,275,685     $  99,675,260
Less unearned finance charges            (8,341,289)       (7,553,048)
                                      -------------     -------------

     Principal balance                  106,934,396        92,122,212
Less allowance for credit losses        (19,515,527)      (17,042,609)
                                      -------------     -------------

    Finance receivables, net          $  87,418,869     $  75,079,603
                                      =============     =============


Allowance as % of principal balance           18.25%            18.50%
                                      =============     =============

   Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2003 and 2002 are as follows:


                                       Nine Months Ended
                                          January 31,
                                      2003            2002
                                  ------------    ------------
Balance at beginning of period    $ 17,042,609    $ 14,066,782
Provision for credit losses         19,415,277      17,409,684
Net charge offs                    (16,942,359)    (15,141,513)
                                  ------------    ------------

    Balance at end of period      $ 19,515,527    $ 16,334,953
                                  ============    ============

   The Company's weighted average interest rate on its finance receivables for the three and nine months ended January 31, 2003 and 2002 was as follows:


                                    Period Ended
                                     January 31,
                                   2003      2002
                                  ------    ------
Weighted average interest rate:
   Three months ended                9.4%     10.0%
   Nine months ended                 9.2%     10.7%

D - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of January 31, 2003 and April 30, 2002 is as follows:


                                                  January 31,      April 30,
                                                     2003            2002
                                                 ------------    ------------
Land and buildings                               $  2,339,511    $  1,562,393
Furniture, fixtures and equipment                   1,019,103         939,557
Leasehold improvements                              1,921,501       1,147,597
Less accumulated depreciation and amortization     (1,205,801)     (1,022,836)
                                                 ------------    ------------

                                                 $  4,074,314    $  2,626,711
                                                 ============    ============

E - ACCRUED LIABILITIES

   A summary of accrued liabilities as of January 31, 2003 and April 30, 2002 is as follows:

                                January 31,     April 30,
                                   2003           2002
                               ------------   ------------
Compensation                   $  2,737,425   $  2,573,579
Interest                            112,388        163,211
Severance and office closing        640,602      2,519,606
Service contracts                 1,115,244      1,013,035
Cash overdraft                      251,553
Other                                13,371         13,208
                               ------------   ------------

                               $  4,870,583   $  6,282,639
                               ============   ============

   Changes in the Company's accrued severance liability from April 30, 2002 to January 31, 2003 are as follows:

                                   Severance
                                   Liability
                                  -----------
Balance at April 30, 2002         $ 2,419,606
Less payments made                 (1,861,916)
                                  -----------

    Balance at January 31, 2003   $   557,690
                                  ===========

   The severance liability pertains to the Company's decision to relocate its corporate headquarters from Dallas, Texas to Bentonville, Arkansas where Car-Mart is based. The initial severance liability of $2.6 million pertained to eight Dallas based employees. Through January 31, 2003, four of such Dallas based employees had been terminated and were paid their severance pay in full.

F - DEBT

   A summary of debt as of January 31, 2003 and April 30, 2002 is as follows:


                                           Revolving Credit Facility
---------------------------------------------------------------------------------------------------------------
                         Facility          Interest                                      Balance at
      Lender              Amount             Rate             Maturity       January 31, 2003    April 30, 2002
      ------             --------          --------           --------       ----------------    --------------
Bank of Oklahoma      $ 39.5 million     Prime + .50%        April 2004      $     28,589,595    $   32,291,957


                                              Other Notes Payable
---------------------------------------------------------------------------------------------------------------
                         Facility          Interest                                      Balance at
      Lender              Amount             Rate             Maturity       January 31, 2003    April 30, 2002
      ------             --------          --------           --------       ----------------    --------------
Individuals/Trusts          N/A               8.50%           Jan 2004           $    --         $    7,500,000

   The Company's revolving credit facility is primarily collateralized by finance receivables and inventory. Interest is payable monthly and the principal balance is due at the maturity of the facility. The Company's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company's revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at January 31, 2003, the Company could have drawn an additional $10.9 million under such facility.

G - WEIGHTED AVERAGE SHARES OUTSTANDING

   Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows for the periods ended January 31, 2003 and 2002:

                                                 Three Months Ended        Nine Months Ended
                                                    January 31,               January 31,
                                                 2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Weighted average shares outstanding-basic      6,996,036    6,747,458    6,987,118    6,782,439
Dilutive options and warrants                    798,054      401,687      859,487      250,186
                                              ----------   ----------   ----------   ----------

Weighted average shares outstanding-diluted    7,794,090    7,149,145    7,846,605    7,032,625
                                              ==========   ==========   ==========   ==========

Antidilutive options not included                 62,500      432,500       62,500      432,500
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

I - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the nine months ended January 31, 2003 and 2002 are as follows:


                                          Nine Months Ended
                                             January 31,
                                        2003            2002
                                    ------------    ------------
Interest paid                       $  1,393,580    $  2,299,615
Income taxes paid (refunded), net     (3,280,662)      5,502,331

J - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the continuing operations of the Company by business segment for the three months ended January 31, 2003 and 2002. The segments include Car-Mart and Corporate operations. The Company's continuing operations and other financial data by business segment for the three months ended January 31, 2003 and 2002 are as follows (in thousands):


                                                    Three Months Ended January 31, 2003
                                       -----------------------------------------------------------
                                         Car-Mart      Corporate      Eliminations    Consolidated
                                       ------------   ------------    ------------    ------------
Revenues:
    Sales                              $     35,730                                   $     35,730
    Interest income                           2,561   $        168    $       (160)          2,569
                                       ------------   ------------    ------------    ------------
          Total                              38,291            168            (160)         38,299
                                       ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                            19,012                                         19,012
    Selling, general and admin.               6,596            416                           7,012
    Provision for credit losses               6,621                                          6,621
    Interest expense                            517              4            (160)            361
    Depreciation and amortization                53             21                              74
                                       ------------   ------------    ------------    ------------
          Total                              32,799            441            (160)         33,080
                                       ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests   $      5,492   $       (273)   $         --    $      5,219
                                       ============   ============    ============    ============

Capital expenditures                   $        455   $         11    $         --    $        466
                                       ============   ============    ============    ============

Total assets                           $     96,721   $     64,488    $    (63,210)   $     97,999
                                       ============   ============    ============    ============


                                                   Three Months Ended January 31, 2002
                                       ----------------------------------------------------------
                                         Car-Mart       Corporate     Eliminations   Consolidated
                                       ------------   ------------    ------------   ------------
Revenues:
    Sales                              $     28,655                                  $     28,655
    Interest income                           2,157   $        189    $        (80)         2,266
                                       ------------   ------------    ------------   ------------
          Total                              30,812            189             (80)        30,921
                                       ------------   ------------    ------------   ------------

Costs and expenses:
    Cost of sales                            14,506                                        14,506
    Selling, general and admin.               5,090            777                          5,867
    Provision for credit losses               5,887                                         5,887
    Interest expense                            558            179             (80)           657
    Depreciation and amortization                35             17                             52
    Stock option based compensation                          2,290                          2,290
                                       ------------   ------------    ------------   ------------
          Total                              26,076          3,263             (80)        29,259
                                       ------------   ------------    ------------   ------------

          Income (loss) before taxes
              and minority interests   $      4,736   $     (3,074)   $         --   $      1,662
                                       ============   ============    ============   ============

Capital expenditures                   $        272   $         --    $         --   $        272
                                       ============   ============    ============   ============

Total assets                           $     77,756   $     60,775
                                       ============   ============

   The Company's continuing operations and other financial data by business segment for the nine months ended January 31, 2003 and 2002 are as follows (in thousands):


                                                   Nine Months Ended January 31, 2003
                                       -----------------------------------------------------------
                                         Car-Mart      Corporate      Eliminations    Consolidated
                                       ------------   ------------    ------------    ------------
Revenues:
    Sales                              $    105,477                                   $    105,477
    Interest income                           7,120   $        362    $       (285)          7,197
                                       ------------   ------------    ------------    ------------
          Total                             112,597            362            (285)        112,674
                                       ------------   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                            55,828                                         55,828
    Selling, general and admin.              18,523          1,675                          20,198
    Provision for credit losses              19,415                                         19,415
    Interest expense                          1,506            146            (285)          1,367
    Depreciation and amortization               149             61                             210
                                       ------------   ------------    ------------    ------------
          Total                              95,421          1,882            (285)         97,018
                                       ------------   ------------    ------------    ------------

          Income (loss) before taxes
              and minority interests   $     17,176   $     (1,520)   $         --    $     15,656
                                       ============   ============    ============    ============

Capital expenditures                   $      1,556   $        113    $         --    $      1,669
                                       ============   ============    ============    ============

Total assets                           $     96,721   $     64,488    $    (63,210)   $     97,999
                                       ============   ============    ============    ============


                                                         Nine Months Ended January 31, 2002
                                            ----------------------------------------------------------
                                              Car-Mart      Corporate      Eliminations   Consolidated
                                            ------------   ------------    ------------   ------------
Revenues:
    Sales                                   $     86,122                                  $     86,122
    Interest income                                6,658   $        705    $       (258)         7,105
                                            ------------   ------------    ------------   ------------
          Total                                   92,780            705            (258)        93,227
                                            ------------   ------------    ------------   ------------

Costs and expenses:
    Cost of sales                                 45,549                                        45,549
    Selling, general and admin.                   13,811          2,231                         16,042
    Provision for credit losses                   17,410            100                         17,510
    Interest expense                               2,074            622            (258)         2,438
    Depreciation and amortization                    105            105                            210
    Stock option based compensation                               2,290                          2,290
    Restructuring charge                                          2,732                          2,732
    Write-down of investments / equipment                         3,928                          3,928
                                            ------------   ------------    ------------   ------------
          Total                                   78,949         12,008            (258)        90,699
                                            ------------   ------------    ------------   ------------

          Income (loss) before taxes
              and minority interests        $     13,831   $    (11,303)   $         --   $      2,528
                                            ============   ============    ============   ============

Capital expenditures                        $        785   $        153    $         --   $        938
                                            ============   ============    ============   ============

Total assets                                $     77,756   $     60,775
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

   As a result of the Company's decision, operating results from its non Car-Mart subsidiaries have been included in discontinued operations for all periods presented. Below is a summary of the number of months each of these subsidiaries' operating results are included in discontinued operations of the Company for the three and nine months ended January 31, 2003 and 2002:


                                                         Number of Months Included in Discontinued Operations for the
                         Month           Month          ---------------------------------------------------------------
                        Company         Company         Three Months Ended January 31,    Nine Months Ended January 31,
                       Acquired         Sold or         ------------------------------    -----------------------------
 Subsidiary            or Formed        Disposed        2003                      2002    2003                     2002
 ----------            ---------        --------        ----                      ----    ----                     ----
Smart Choice             12-99           10-01            --                        --      --                        6
Precision                2-98             5-02            --                         3      --                        9
Concorde                 6-97             7-02            --                         3       2                        9


   A summary of the Company's discontinued operations for the three and nine months ended January 31, 2003 and 2002 is as follows (in thousands):


                                                             Three Months Ended January 31,      Nine Months Ended January 31,
                                                             ------------------------------      -----------------------------
                                                                2003                2002            2003               2002
                                                             ----------          ----------      ----------         ----------
Revenues                                                     $       --          $    3,388      $    3,058         $  100,062
Operating expenses                                                                    2,776           2,306            104,310
Write-down of Smart Choice assets, net                                                                                  19,945
                                                             ----------          ----------      ----------         ----------

  Income (loss) before taxes
    and minority interests                                                              612             752            (24,193)

Provision (benefit) for income taxes                                                    247             283             (6,401)
Minority interests (benefit)                                                             57              94             (4,517)
                                                             ----------          ----------      ----------         ----------

  Income (loss) from discontinued operations                 $       --          $      308      $      375         $  (13,275)
                                                             ==========          ==========      ==========         ==========


  Gain on sale of discontinued operations, net               $       --          $       --      $      131         $       --
                                                             ==========          ==========      ==========         ==========

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



OVERVIEW

   America's Car-Mart, Inc., a Texas corporation, ("Corporate" or the "Company"), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial") subsidiaries. Car-Mart of Arkansas and Colonial are collectively referred to herein as "Car-Mart". As of January 31, 2003 the Company operated 63 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom may not qualify for conventional financing as a result of limited credit histories or past credit problems.

   During the prior fiscal year the Company made the decision to sell all of its subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. In May 2002 the Company sold its 50% interest in Precision IBC, Inc. ("Precision"), a firm specializing in the sale and rental of intermediate bulk containers, for $3.8 million in cash, and in July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation ("Concorde"), a prime and sub-prime mortgage lender, for $3.0 million in cash. Upon the closing of the sale of Concorde, the Company had disposed of all of its discontinued operations. The operating results of (i) Concorde and (ii) Precision are included in discontinued operations in the current period up through the date of sale. Discontinued operations during the prior fiscal periods include the operating results of (i) Concorde, (ii) Precision, and (iii) Smart Choice Automotive Group, Inc. ("Smart Choice"), the Company's 70% owned subsidiary that was written-off in October 2001 (see Note
K).

RESULTS OF CONTINUING OPERATIONS

   Operating results are presented for the continuing operations of the Company by business segment for the three and nine months ended January 31, 2003 and 2002. The segments include Car-Mart and Corporate operations. A summary of the Company's continuing operations by business segment for the three and nine months ended January 31, 2003 and 2002 is as follows:


                                  CONSOLIDATED
                                 (In Thousands)


                                      Revenues                                           Pretax Income (Loss)
                ----------------------------------------------------    ----------------------------------------------------
                   Three Months Ended          Nine Months Ended           Three Months Ended          Nine Months Ended
                      January 31,                 January 31,                  January 31,                January 31,
                ------------------------    ------------------------    ------------------------    ------------------------
                   2003          2002          2003          2002          2003          2002          2003          2002
                ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Car-Mart        $   38,291    $   30,812    $  112,597    $   92,780    $    5,492    $    4,736    $   17,176    $   13,831
Corporate              168           189           362           705          (273)       (3,074)       (1,520)      (11,303)
Eliminations          (160)          (80)         (285)         (258)
                ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

 Consolidated   $   38,299    $   30,921    $  112,674    $   93,227    $    5,219    $    1,662    $   15,656    $    2,528
                ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========


THREE MONTHS ENDED JANUARY 31, 2003 VS. THREE MONTHS ENDED JANUARY 31, 2002

   Revenues increased $7.4 million, or 23.9%, for the three months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.8 million, or 17.1%), (ii) revenue growth from stores opened during the three months ended January 31, 2002 or stores that added a satellite location after October 31, 2001 ($1.0 million), and (iii) revenues from stores opened after January 31, 2002 ($1.6 million).

   Pretax income increased $3.6 million for the three months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) an increase in Car-Mart's pretax income ($.8 million) stemming from an increase in revenues, and (ii) a reduction in Corporate's pretax loss ($2.8 million). The pretax loss at Corporate decreased as a result of (i) the prior fiscal period including a $2.3 million non-cash charge related to stock option compensation, and (ii) a $.4 million reduction in selling, general and administrative expenses in the current fiscal period stemming from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan.


NINE MONTHS ENDED JANUARY 31, 2003 VS. NINE MONTHS ENDED JANUARY 31, 2002

   Revenues increased $19.4 million, or 20.9%, for the nine months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($11.7 million, or 15.0%), (ii) revenue growth from stores opened during the nine months ended January 31, 2002 or stores that added a satellite location after April 30, 2001 ($4.0 million), and (iii) revenues from stores opened after January 31, 2002 ($4.1 million).

   Pretax income increased $13.1 million for the nine months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) an increase in Car-Mart's pretax income ($3.3 million) stemming from an increase in revenues and lower costs and expenses as a percentage of sales, and (ii) a reduction in Corporate's pretax loss ($9.8 million). The pretax loss at Corporate decreased principally as a result of the prior fiscal period including (i) a $2.7 million restructuring charge, (ii) a $3.9 million write-down of investments and equipment, and (iii) a $2.3 million non-cash charge related to stock option compensation, with no comparable charge or write-down in the current fiscal period. Corporate's pretax loss also decreased as a result of a $.5 million reduction in selling, general and administrative expenses in the current fiscal period stemming from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.

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

                                    CAR-MART
                    (Operating Results, Dollars in Thousands)

                                                               % Change       As a % of Sales
                                                               --------     --------------------
                                        Three Months Ended       2003        Three Months Ended
                                           January 31,            vs             January 31,
                                         2003        2002        2002         2003        2002
                                       --------    --------    --------     --------    --------
Revenues:
   Sales                               $ 35,730    $ 28,655        24.7%       100.0%      100.0%
   Interest income                        2,561       2,157        18.7          7.2         7.5
                                       --------    --------                 --------    --------
      Total                              38,291      30,812        24.3        107.2       107.5
                                       --------    --------                 --------    --------

Costs and expenses:
   Cost of sales                         19,012      14,506        31.1         53.2        50.6
   Selling, general and admin             6,596       5,090        29.6         18.5        17.8
   Provision for credit losses            6,621       5,887        12.5         18.5        20.5
   Interest expense                         517         558        (7.3)         1.4         2.0
   Depreciation and amortization             53          35        51.4           .2          .1
                                       --------    --------                 --------    --------
      Total                              32,799      26,076        25.8         91.8        91.0
                                       --------    --------                 --------    --------

      Pretax income                    $  5,492    $  4,736        16.0         15.4        16.5
                                       ========    ========                 ========    ========

Operating Data:
   Retail units sold                      5,321       4,527        17.5%
   Average stores in operation             62.0        52.7        17.6
   Average units sold per store            85.8        85.9         (.1)
   Average retail sales price          $  6,506    $  6,089         6.8
   Same store revenue growth               17.1%       11.2%

Period End Data:
   Stores open                               63          54        16.7%
   Accounts 30 days or more past due        5.2%        4.3%


THREE MONTHS ENDED JANUARY 31, 2003 VS. THREE MONTHS ENDED JANUARY 31, 2002

   Revenues increased $7.5 million, or 24.3%, for the three months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.8 million, or 17.1%), (ii) revenue growth from stores opened during the three months ended January 31, 2002 or stores that added a satellite location after October 31, 2001 ($1.0 million), and (iii) revenues from stores opened after January 31, 2002 ($1.6 million).

   Cost of sales as a percentage of sales increased 2.6% to 53.2% for the three months ended January 31, 2003 from 50.6% in the same period of the prior fiscal year. The increase was principally the result of an increase in the average retail sales price of vehicles sold. The Company utilizes a standardized pricing model in establishing the retail sales price of its vehicles. The selling price of a particular vehicle is a function of the cost of acquiring that vehicle. Pursuant to the pricing model, gross margins, on a percentage basis, are set at lower levels for vehicles with a higher cost. While the dollar amount of profit from selling a higher priced vehicle is generally greater than the dollar amount of profit from selling a lower priced vehicle, on a percentage basis, gross margins decrease as the selling price increases.

   Selling, general and administrative expense as a percentage of sales increased .7% to 18.5% for the three months ended January 31, 2003 from 17.8% in the same period of the prior fiscal year. The increase was principally the result of (i) changing the Company's store level staffing policy such that more associates are employed at a store for the same number of active customer accounts, (ii) creating several new management positions at Car-Mart's general office to assist in managing the Company's growing business, and (iii) higher insurance costs.

   Provision for credit losses as a percentage of sales decreased 2.0% to 18.5% for the three months ended January 31, 2003 from 20.5% in the same period of the prior fiscal year. The decrease was the result of lower charge-offs as a percentage of sales, a reduction in the allowance for credit losses as a percentage of the finance receivable principal balance, increased staffing at the store and general office levels, and improvements in its underwriting and collection practices (in particular, the credit application process). Around the middle of the prior fiscal year the Company began creating and filling a number of new positions at Car-Mart's general office including the position of regional account director. Regional account directors are responsible for supervising and managing store level collection personnel.

   As a result of the improved collections mentioned above and the Company's belief that the current results are expected to continue, the allowance for credit losses as a percentage of the finance receivable principal balance has been decreased from approximately 18.50% at April 30, 2002 to 18.25% at January 31, 2003.

   Interest expense as a percentage of sales decreased .6% to 1.4% for the three months ended January 31, 2003 from 2.0% in the same period of the prior fiscal year. The decrease was principally the result of (i) a decrease in the prime interest rate (i.e., interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume.


                                                               % Change       As a % of Sales
                                                               --------     --------------------
                                        Nine Months Ended        2003         Nine Months Ended
                                           January 31,            vs            January 31,
                                         2003        2002        2002         2003        2002
                                       --------    --------    --------     --------    --------
Revenues:
   Sales                               $105,477    $ 86,122        22.5%       100.0%      100.0%
   Interest income                        7,120       6,658         6.9          6.8         7.7
                                       --------    --------                 --------    --------
      Total                             112,597      92,780        21.4        106.8       107.7
                                       --------    --------                 --------    --------

Costs and expenses:
   Cost of sales                         55,828      45,549        22.6         52.9        52.9
   Selling, general and admin            18,523      13,811        34.1         17.6        16.0
   Provision for credit losses           19,415      17,410        11.5         18.4        20.2
   Interest expense                       1,506       2,074       (27.4)         1.4         2.4
   Depreciation and amortization            149         105        41.9           .2          .1
                                       --------    --------                 --------    --------
      Total                              95,421      78,949        20.9         90.5        91.6
                                       --------    --------                 --------    --------

      Pretax income                    $ 17,176    $ 13,831        24.2         16.3        16.1
                                       ========    ========                 ========    ========

Operating Data:
   Retail units sold                     16,130      13,642        18.2%
   Average stores in operation             60.5        51.7        17.0
   Average units sold per store           266.8       264.0         1.0
   Average retail sales price          $  6,334    $  6,077         4.2
   Same store revenue growth               15.0%       14.3%

Period End Data:
   Stores open                               63          54        16.7%
   Accounts 30 days or more past due        5.2%        4.3%


NINE MONTHS ENDED JANUARY 31, 2003 VS. NINE MONTHS ENDED JANUARY 31, 2002

   Revenues increased $19.8 million, or 21.4%, for the nine months ended January 31, 2003 as compared to the same period of the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($11.7 million, or 15.0%), (ii) revenue growth from stores opened during the nine months ended January 31, 2002 or stores that added a satellite location after April 30, 2001 ($4.0 million), and (iii) revenues from stores opened after January 31, 2002 ($4.1 million).

   Cost of sales as a percentage of sales was 52.9% for each of the nine months ended January 31, 2003 and 2002.

   Selling, general and administrative expense as a percentage of sales increased 1.6% to 17.6% for the nine months ended January 31, 2003 from 16.0% in the same period of the prior fiscal year. The increase was principally the result of (i) changing the Company's store level staffing policy such that more associates are employed at a store for the same number of active customer accounts, (ii) creating several new management positions at Car-Mart's general office to assist in managing the Company's growing business, and (iii) higher insurance costs.

   Provision for credit losses as a percentage of sales decreased 1.8% to 18.4% for the nine months ended January 31, 2003 from 20.2% in the same period of the prior fiscal year. The decrease was the result of lower charge-offs as a percentage of sales, a reduction in the allowance for credit losses as a percentage of the finance receivable principal balance, increased staffing at the store and general office levels, and improvements in its underwriting and collection practices (in particular, the credit application process). Around the middle of the prior fiscal year the Company began creating and filling a number of new positions at Car-Mart's general office including the position of regional account director. Regional account directors are responsible for supervising and managing store level collection personnel.

   As a result of the improved collections mentioned above and the Company's belief that the current results are expected to continue, the allowance for credit losses as a percentage of the finance receivable principal balance has been decreased from approximately 18.50% at April 30, 2002 to 18.25% at January 31, 2003.

   Interest expense as a percentage of sales decreased 1.0% to 1.4% for the nine months ended January 31, 2003 from 2.4% in the same period of the prior fiscal year. The decrease was principally the result of (i) a decrease in the prime interest rate (i.e., interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume.

                                    CORPORATE
                             (Dollars in Thousands)


                                                                % Change                             % Change
                                                                --------                             --------
                                         Three Months Ended       2003        Nine Months Ended        2003
                                            January 31,            vs            January 31,            vs
                                          2003        2002        2002         2003        2002        2002
                                        --------    --------    --------     --------    --------    --------
Revenues:
   Interest income                      $    168    $    189       (11.1)%   $    362    $    705       (48.7)%
                                        --------    --------                 --------    --------
      Total                                  168         189       (11.1)         362         705       (48.7)
                                        --------    --------                 --------    --------

Costs and expenses:
   Selling, general and admin                416         777       (46.5)       1,675       2,231       (24.9)
   Provision for credit losses                                                                100          NM
   Interest expense                            4         179       (97.8)         146         622       (76.5)
   Depreciation and amortization              21          17        23.5           61         105       (41.9)
   Stock option compensation                           2,290          NM                    2,290          NM
   Restructuring charge                                                                     2,732          NM
   Write-down of investments / equip                                                        3,928          NM
                                        --------    --------                 --------    --------
      Total                                  441       3,263       (86.5)       1,882      12,008       (84.3)
                                        --------    --------                 --------    --------

      Pretax income (loss)              $   (273)   $ (3,074)      (91.1)    $ (1,520)   $(11,303)      (86.6)
                                        ========    ========                 ========    ========

NM - not meaningful

THREE MONTHS ENDED JANUARY 31, 2003 VS. THREE MONTHS ENDED JANUARY 31, 2002

   Pretax loss decreased $2.8 million, or 91.1%, for the three months ended January 31, 2003 as compared to the same period of the prior fiscal year. The decrease was principally the result of (i) a $.4 million reduction in selling, general and administrative expense, and (ii) the prior fiscal period including a $2.3 million non-cash charge related to stock option compensation, with no comparable charge or write-down in the current fiscal period. The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan.

   Selling, general and administrative expense decreased $.4 million to $.4 million for the three months ended January 31, 2003 from $.8 million in the same period of the prior fiscal year. The decrease was principally the result of lower compensation and related costs resulting from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.

   Interest expense decreased $.2 million as a result of Corporate paying off its debt in November 2002.


NINE MONTHS ENDED JANUARY 31, 2003 VS. NINE MONTHS ENDED JANUARY 31, 2002

   Interest income decreased $.3 million to $.4 million for the nine months ended January 31, 2003 from $.7 million in the same period of the prior fiscal year. The decrease was principally due to a lower level of notes receivable outstanding during the nine months ended January 31, 2003 as compared to the same period of the prior fiscal year.

   Pretax loss decreased $9.8 million, or 86.6%, for the nine months ended January 31, 2003 as compared to the same period of the prior fiscal year. The decrease was principally the result of the prior fiscal period including (i) a $2.7 million restructuring charge, (ii) a $3.9 million write-down of investments and equipment, and (iii) a $2.3 million non-cash charge related to stock option compensation, with no comparable charge or write-down in the current fiscal period. The restructuring charge pertains to severance and office closing costs related to the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. The write-down of investments and equipment principally pertains to two emerging technology / Internet investments made in a prior fiscal year that were deemed to be impaired at October 31, 2001. The stock option based compensation charge pertains to the Company's 1997 stock option plan that contained a "cashless" exercise feature. Due to such cashless feature, options granted under the plan were characterized under generally accepted accounting principles as variable options. This resulted in compensation charges to reflect changes in the market value of the Company's common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provisions of its 1997 Plan.

   Selling, general and administrative expense decreased $.5 million to $1.7 million for the nine months ended January 31, 2003 from $2.2 million in the same period of the prior fiscal year. The decrease was principally the result of lower compensation and related costs resulting from the Company's decision to relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.

   Interest expense decreased $.5 million as a result of Corporate substantially reducing its debt.



RESULTS OF DISCONTINUED OPERATIONS

   Operating results are presented below for the discontinued operations of the Company for the three and nine months ended January 31, 2003 and 2002. These discontinued operations include the following subsidiaries for the periods indicated:


                                                         Number of Months Included in Discontinued Operations for the
                         Month           Month          ---------------------------------------------------------------
                        Company         Company         Three Months Ended January 31,    Nine Months Ended January 31,
                       Acquired         Sold or         ------------------------------    -----------------------------
 Subsidiary            or Formed        Disposed        2003                      2002    2003                     2002
 ----------            ---------        --------        ----                      ----    ----                     ----
Smart Choice             12-99           10-01            --                        --      --                        6
Precision                2-98             5-02            --                         3      --                        9
Concorde                 6-97             7-02            --                         3       2                        9


                                                         (In Thousands)                          (In Thousands)
                                                Three Months Ended January 31,          Nine Months Ended January 31,
                                                   2003                2002                2003                2002
                                                ----------          ----------          ----------          ----------
Revenues                                        $       --          $    3,388          $    3,058          $  100,062
Operating expenses                                                       2,776               2,306             104,310
Write-down of Smart Choice assets, net                                                                          19,945
                                                ----------          ----------          ----------          ----------

      Pretax income (loss)                      $       --          $      612          $      752          $  (24,193)
                                                ==========          ==========          ==========          ==========

NINE MONTHS ENDED JANUARY 31, 2003 VS. NINE MONTHS ENDED JANUARY 31, 2002

   Revenues decreased $97.0 million, or 96.9%, for the nine months ended January 31, 2003 as compared to the same period in the prior fiscal year. The decrease was principally the result of the removal of Smart Choice from the Company's discontinued operations. Effective October 31, 2001, the Company wrote-off its investment in Smart Choice and thereafter the Company ceased to include Smart Choice's operating results in its discontinued operations. In March 2002, the Company sold its investment in Smart Choice for a nominal sum.

   Pretax income for the Company's discontinued operations was $.8 million for the nine months ended January 31, 2003 as compared to a $(24.2) million pretax loss for the same period in the prior fiscal year. The $24.9 million improvement was principally the result of not including Smart Choice in the Company's discontinued operations during the nine months ended January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

   The following table sets forth certain summarized historical information with respect to the Company's statements of cash flows (in thousands):


                                                                       Nine Months Ended January 31,
                                                                         2003                 2002
                                                                       --------             --------
Operating activities:
    Income from continuing operations                                  $  9,821             $     40
    Net finance receivables growth                                      (12,339)              (9,452)
    Write-down of investments and equipment                                                    3,928
    Stock option based compensation                                                            2,290
    Income tax receivable                                                 7,948
    Other                                                                  (897)               1,346
                                                                       --------             --------
        Total                                                             4,533               (1,848)
                                                                       --------             --------

Investing activities:
    Purchase of property and equipment                                   (1,669)                (937)
    Sale of discontinued operations                                       6,795
    Note collections from discontinued operations                         2,079                1,347
    Other                                                                   (26)                 (30)
                                                                       --------             --------
        Total                                                             7,179                  380
                                                                       --------             --------

Financing activities:
    Proceeds from (repayments of) revolving credit facility, net         (3,702)               2,738
    Repayments of other debt                                             (7,500)                (325)
    Purchase of common stock, net                                        (1,144)                (964)
                                                                       --------             --------
        Total                                                           (12,346)               1,449
                                                                       --------             --------

        Cash used in continuing operations                             $   (634)            $    (19)
                                                                       ========             ========

   At January 31, 2003 the Company had (i) $.6 million of cash on hand and had an additional $10.9 million of availability on its $39.5 million revolving credit facility, and (ii) $.6 million of other receivables.

   On a short-term basis, the Company's principal sources of liquidity include
(i) income from continuing operations, (ii) borrowings from its revolving credit facility, and (iii) other receivables. On a longer-term basis, the Company expects its principal sources of liquidity to include (i) income from continuing operations, and (ii) borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

   The Company's revolving credit facility matures in April 2004. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.



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

   The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen and actual credit losses may be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and reasonable assumptions in determining the allowance for credit losses.



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the federal primary credit rate and the prime interest rate of its lender. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. As described below, a decrease in market interest rates would generally have an adverse effect on the Company's profitability.

   Financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 30 months. The Company's borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company's revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.25% at January 31, 2003) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At January 31, 2003 approximately 68% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings. The initial impact on profitability resulting from a decrease in the federal primary credit rate is positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

   The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($106.9 million) and variable interest rate borrowings ($28.6 million), and the percentage of Arkansas originated finance receivables (68%), remain constant during the periods, and
(iv) the Company's historical collection and charge-off experience continues throughout the periods.


                                Year 1                  Year 2
 Increase (Decrease)      Increase (Decrease)     Increase (Decrease)
  in Interest Rates       in Pretax Earnings      in Pretax Earnings
 -------------------      -------------------     -------------------
                            (in thousands)          (in thousands)
         +2%               $       162             $     811
         +1%                        81                   406
         -1%                       (81)                 (406)
         -2%                      (162)                 (811)

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



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  99.1 Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the fiscal quarter ended January 31, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICA'S CAR-MART, INC.



                                       By:      /s/ Tilman J. Falgout, III
                                                --------------------------------
                                                Tilman J. Falgout, III
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated: March 6, 2003                   By:      /s/ Mark D. Slusser
                                                --------------------------------
                                                Mark D. Slusser
                                                Chief Financial Officer, Vice
                                                President Finance and Secretary
                                                (Principal Financial and
                                                Accounting Officer)

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



         Date: March 6, 2003                    /s/ Tilman J. Falgout, III
                                                --------------------------------
                                                Tilman J. Falgout, III
                                                Chief Executive Officer

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



         Date: March 6, 2003                    /s/ Mark D. Slusser
                                                --------------------------------
                                                Mark D. Slusser
                                                Chief Financial Officer, Vice
                                                President Finance and Secretary

                            AMERICA'S CAR-MART, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------
     99.1            Form of Certification Pursuant to Section 906 of
                     Sarbanes-Oxley Act of 2002.