Form 10-K
period 2003-04-30
AMERICAS CARMART INC
filed 2003-07-25
CIK 799850

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
April 30, 2003	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Southeast Walton Blvd., Suite 213, Bentonville, Arkansas

(Address of principal executive offices)

72712

(Zip Code)

(479) 464-9944

(Registrant’s telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 par share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  No  X

   As of the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2002), the aggregate market value of the registrant’s common stock (based upon a closing price of $10.44) held by non-affiliates (all persons other than executive officers, directors and holder’s of 10% or more of the Registrant’s common stock) (5,068,391 shares) was $52,914,002.

   As of July 22, 2003 there were 7,390,308 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:

  Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

PART I

Item 1.	Business

Forward-Looking Statements

   This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

•	opening new stores at the rate of 8% to 14% per year;

•	financing growth primarily from profits;

•	the continuation of Car-Mart’s consistency in earnings and history of growth;

•	having adequate liquidity to satisfy its capital needs;

•	the continuation of same store revenue growth; and

•	the Company’s business and growth strategies.

   These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of a credit facility for the Company’s business;

•	the Company’s ability to effectively underwrite and collect its loans;

•	competition;

•	dependence on existing management;

•	changes in lending laws or regulations; and

•	general economic conditions in the markets in which the Company operates, including fluctuations in employment levels.

Business and Organization

   America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/ Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart”. As of April 30, 2003 the Company operated 64 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

   In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold its last remaining discontinued operation in July 2002. Discontinued operations are described in Note R in the accompanying consolidated financial statements.

Business Strategy

   In general, it is the Company’s objective to continue to expand its Buy Here/ Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 22 years. This business strategy focuses on:

•	Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/ Pay Here used car business and is a focal point for store level and general office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last eight years, Car-Mart’s annual credit losses as a percentage of sales have been relatively stable ranging from a low of 17.0% to a high of 20.2%. The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

•	Maintaining a Decentralized Operation. The Company’s dealerships will continue to operate on a decentralized basis. Each store is responsible for buying and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of general office management and the maintenance of centralized financial controls, including an internal compliance staff.

•	Controlled Organic Growth. The Company will continue to expand its operations by increasing unit sales at existing dealerships and opening new dealerships. The Company expects to open new stores at the rate of 8% to 14% per annum for the foreseeable future. The Company has no plans to acquire existing dealerships of other Buy Here/ Pay Here operators.

•	Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. In general, the Company does not sell luxury cars, sports cars or SUV’s. The average sales price of retail vehicles sold by the Company during fiscal 2003 was approximately $6,400. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (average of 24 months), while requiring relatively low payments.

•	Operating in Smaller Communities. The majority of the Company’s dealerships are located in cities and towns with a population of 50,000 or less (median of approximately 27,000). The Company believes by operating in smaller communities it experiences better collection results as its customers are more stable in their employment and place of residence, and are easier to locate in the event their loan becomes delinquent. Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas.

•	Promoting from Within. It has been the Company’s practice to attempt to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By hiring individuals at the entry level, the Company believes it is better able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates.

•	Cultivating Customer Relationships. The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. Approximately 40% of sales at mature stores are made to repeat customers, and an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company, should the customer experience financial difficulty during the term of his or her installment loan with the Company. The Company is in a position to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

   The Company believes it possesses a number of strengths, or advantages, that distinguish it from most of its competitors. These business strengths include:

•	Experienced and Incentivized Management. Car-Mart’s senior management team has an average tenure with the Company of 19 years. For stores opened three or more years, the average store manager tenure is 11 years. Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store. A significant portion of the compensation of Car-Mart senior management is incentive based.

•	Proven Business Practices. The Company’s operations are highly structured. While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store’s operation. Detailed operating manuals are available to assist the store manager and office and collections personnel in performing their daily tasks. As a result, each store is operated in a uniform manner. Further, general office personnel monitor the stores’ operations through weekly visits and a number of daily, weekly and monthly communications and reports. For the fiscal year ended April 30, 2003, each of the Company’s stores operated profitably.

•	Low Cost Operator. The Company has structured its store and general office operations to minimize operating costs. The number of associates employed at the store level is dictated by the number of active accounts each store services. Associate compensation is standardized for each store position. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company believes its operating costs as a percentage of revenue, or per unit sold, are among the lowest in the industry.

•	Well Capitalized / Limited External Capital Required for Growth. As of April 30, 2003, the Company’s debt to equity ratio was .4 to 1.0, which the Company believes is lower than the majority of its competitors. Further, the Company believes it can fund the majority of its planned growth from net income generated from operations. Of the external capital needed to fund its growth, the Company plans to draw on its existing revolving credit facility, or a renewal or replacement of such facility.

•	Significant Expansion Opportunities. As of April 30, 2003, the Company operated 64 stores in seven states, with 33 of these stores located in Arkansas. The Company targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in medium-sized cities such as Tulsa, Oklahoma and Little Rock, Arkansas. The Company believes there are numerous suitable communities within the seven states in which the Company currently operates to satisfy anticipated store growth for the next several years. During fiscal 2004, the Company plans to add dealership locations principally in Texas.

•	History of Growth and Consistency in Earnings. Over the last seven fiscal years Car-Mart has increased its revenues and profits at compound annual growth rates of 19.9% and 21.4%, respectively. All of Car-Mart’s growth has been organic, that is through the opening of new stores and increasing revenues and earnings at existing stores. Over the last eight years Car-Mart’s net income as a percentage of revenue has been fairly consistent. In seven of the last eight years, net income as a percentage of revenue has ranged between 8.6% and 9.6%. We expect Car-Mart’s consistency in earnings and history of growth to continue.

Operations

•	Store Organization. Stores are operated on a decentralized basis. Each store is responsible for the buying and selling of vehicles, making credit decisions, and servicing and collecting the installment loans it originates. Stores also maintain their own records and make daily deposits. Store-level financial statements are prepared by the general office on a monthly basis. Depending on the number of active accounts, a store may have as little as two or as many as 20 associates employed at that location. Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants. Stores are open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite stores. Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

•	Store Location and Facilities. Below is a summary of stores opened during the fiscal years ended April 30, 2003, 2002 and 2001:

	Years Ended April 30,
	2003	2002	2001

Beginning stores	55	47	40
New stores opened	9	8	7

Ending stores	64	55	47

Below is a summary of store locations by state as of April 30, 2003, 2002 and 2001:

	As of April 30,
Stores by State	2003	2002	2001

Arkansas	33	30	29
Oklahoma	13	9	9
Kentucky	7	7	2
Missouri	5	5	3
Texas	4	2	2
Kansas	1	1	1
Indiana	1	1	1

Total	64	55	47

Stores are typically located in smaller communities. As of April 30, 2003, approximately 75% of the Company’s stores were located in cities with populations of less than 50,000. Stores are located on leased or owned property between one and three acres in size. When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a facility while business at the new location develops. Once the store is well established, the Company often will construct its prototype store facility of 4,500 square feet at an average cost of $250,000.

•	Purchasing. The Company purchases vehicles primarily through wholesalers and new car dealers. Occasionally the Company will purchase vehicles from auctions. In general, the Company has not experienced significant difficulty in locating or purchasing vehicles for its dealerships. The majority of vehicle purchasing is performed by the Company’s buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they buy. Buyers also report to a purchasing director who monitors the quantity and quality of vehicles purchased, and compares the cost of similar vehicles purchased among different buyers.

Generally, the Company’s buyers purchase vehicles between four and ten years of age with 60,000 to 125,000 miles, and pay between $1,500 and $5,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports or luxury cars, or sport utility vehicles. Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass. The Company also sells a number of trucks. Buyers inspect and test-drive every vehicle they purchase. Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•	Selling, Marketing and Advertising. Stores generally maintain an inventory of 15 to 75 vehicles depending on the maturity of the dealership. Inventory turns over approximately 16 times each year. The selling price of the Company’s vehicles typically ranges between $2,500 and $8,500, with an average of approximately $6,400. Selling is done principally by the store manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a four month or 4,000 mile service contract for $345 which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. The majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle.

The Company’s objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn his or her repeat business. The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals. Approximately 10% to 15% of the Company’s sales result from customer referrals. The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of five, ten and fifteen vehicles, respectively. These plaques are prominently displayed at the dealership where the vehicles were purchased. For mature dealerships, approximately 40% of their sales are to repeat customers.

The Company primarily advertises in local newspapers, on billboards and on the radio. In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

•	Underwriting and Finance. The Company provides financing for substantially all of its customers who purchase a vehicle at one of its stores. The Company does not provide financing to others, nor does it purchase retail installment contracts originated by others. The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 24 months), annual interest charges ranging from 6% to 19% (average of 10%). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the store manager makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the store manager attempts to assess the stability and character of the applicant. The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly affected by the collection results of his or her store.

•	Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the store level. The majority of the Company’s customers make their payments in person at the store where they purchased their vehicle, although some customers send their payments through the mail. Each store closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company believes that the timely response to past due accounts is critical to its collections success.

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

Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by phone. Notes from each phone contact are electronically maintained in the Company’s computer system. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. While the Company works very hard to keep its delinquency percentages low, the Company also works very hard not to repossess vehicles. The Company goes to great lengths to amicably resolve payment delinquencies prior to repossessing a vehicle. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash to a wholesaler.

•	New Store Openings. The Company plans to add stores at the rate of 8% to 14% per year. Senior management, with the assistance of the general office staff, makes decisions with respect to the communities in which to locate a new store and the specific sites within those communities. New stores are typically located in the general proximity of existing stores to facilitate the general office’s oversight of the Company’s stores.

The Company’s approach with respect to new store openings is one of gradual development. The manager in charge of a new store is normally a recently promoted associate who was an assistant manager or a manager trainee at a larger store. The facility may be of a modular nature or an existing structure. New stores operate with a low level of inventory and personnel. As a result of the modest staffing level, the new store manager performs a variety of duties (i.e., selling, collecting, and administrative tasks) during the early stages of his or her store’s operations. As the store develops and the customer base grows, additional staff is hired.

Monthly sales levels at new stores are substantially less than sales levels at mature stores. Over time new stores gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate strong sales growth. Sales growth at new stores can exceed 20% per year for a number of years. Mature stores typically experience annual sales growth, but at a lower percentage than new stores.

New stores are given up to $250,000 in capital from the general office during the first six to eight months of operation. These funds are used principally to fund receivables growth. After this six to eight month start-up period, new stores typically become cash flow positive. That is, receivable growth is funded out of store profits rather than additional borrowings from the general office. This limitation of capital to new, as well as existing, stores serves as an important operating discipline. Essentially, stores must be profitable in order to grow. Typically, new stores are profitable within a few months of opening.

•	General Office Oversight and Management. The general office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, purchasing and compliance directors, accounting and management information systems personnel, administrative personnel and senior management. The general office monitors and oversees store operations. The Company’s stores transmit and submit operating and financial information and reports to the general office on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels, receivables agings and sales and repossession data. The general office uses this information to compile Company-wide reports, plan store visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance directors and senior management visit the Company’s stores to inspect, review and comment on operations. Often, the general office assists in training new managers and other store level associates. In addition to financial results, the general office uses standards (delinquency and repossession) and a point system to evaluate a store’s performance.

The Company’s store managers meet monthly on a district, regional or Company-wide basis. At these meetings general office personnel provide training and recognize achievements of store managers. Near the end of every fiscal year the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each store manager. At these meetings the year’s results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year. The qualitative goals may focus on staff development, effective delegation, organization skills and sometimes personal matters. Quantitatively, the Company always establishes a receivables growth target (which is similar to a revenue growth target) and, depending on the circumstances, may establish delinquency, repossession, or expense goals.

The general office is also responsible for establishing policy, maintaining the Company’s management information system, conducting compliance audits, orchestrating new store openings and setting the direction for the Company.

Industry

•	Used Car Sales. The market for used car sales in the United States is significant. For calendar 2000, industry analysts estimated used vehicle sales in the United States at $366 billion. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the Buy Here/ Pay Here segment of the independent used car sales and finance market. Buy Here/ Pay Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. Buy Here/ Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or biweekly basis to coincide with a customer’s pay day), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

•	Used Car Financing. The used vehicle automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here/ Pay Here dealers. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts.

Competition

   The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 22,000 franchised automobile dealers and 54,000 independent used vehicle dealers. The Company competes principally with other independent Buy Here/ Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individual’s who sell used vehicles in private transactions. The Company competes for both the supply and resale of used vehicles.

   Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract, and (vi) customer service. Management believes that its dealerships are competitive in each of these areas.

Regulation and Licensing

   The Company’s operations are subject to various federal, state, and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

   The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate. Management believes the Company is in compliance in all material respects with all applicable federal, state, and local laws, ordinances and regulations. However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Discontinued Operations

   In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. Accordingly, the operating results of its discontinued subsidiaries are included in discontinued operations. The Company sold its last remaining discontinued operation in July 2002. See Note R of the accompanying consolidated financial statements.

Employees

   As of April 30, 2003 the Company, including its consolidated subsidiaries, employed approximately 550 persons full time. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Executive Officers

   The executive officers of the Company are as follows:

Name	Age	Position with the Company

Nan R. Smith	63	Chairman of the Board

Tilman J. Falgout, III	54	Chief Executive Officer, General Counsel and Director

William H. Henderson	40	President and Director

Mark D. Slusser	45	Chief Financial Officer and Secretary

Eddie L. Hight	40	Chief Operating Officer

   Nan R. Smith has served as Chairman of the Board of the Company since September 2002, Vice Chairman of the Board since May 2002 and as a director since January 2002. From 1999 until May 2002, Ms. Smith served as President of Car-Mart. From 1981 through 1998, Ms. Smith served as Chief Operating Officer of Car-Mart.

   Tilman J. Falgout, III has served as Chief Executive Officer of the Company since May 2002, General Counsel since 1995 and a director of the Company since 1992. From 1995 until May 2002, Mr. Falgout also served as Executive Vice President of the Company. From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

   William H. Henderson has served as President of the Company since May 2002. From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart. From 1987 through 1998, Mr. Henderson held a number of positions at Car-Mart including Store Manager and Regional Manager.

   Mark D. Slusser has served as Chief Financial Officer of the Company since 1989 and as Secretary since 1990. From 1981 until joining the Company, Mr. Slusser held various positions with Ernst & Young LLP including Senior Manager.

   Eddie L. Hight has served as Chief Operating Officer of the Company since May 2002. From 1984 until May 2002, Mr. Hight held a number of positions at Car-Mart including Store Manager and Regional Manager.

Item 2.	Properties

   As of April 30, 2003 the Company leased approximately 80% of its facilities, including dealerships and the Company’s general offices. These facilities are located principally in the states of Arkansas, Oklahoma, Kentucky, Missouri and Texas. The Company’s general administrative offices are located in approximately 6,000 square feet of leased space in Bentonville, Arkansas.

Item 3.	Legal Proceedings

   In February, 2001 and May, 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the federal court dismissed all of the Federal Claims with prejudice. A motion to dismiss the State Claims is pending before the state district court. The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter. Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings. Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

   The Company’s common stock is authorized for quotation on the NASDAQ National Market under the symbol CRMT. The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by NASDAQ for the Company’s common stock for the periods indicated.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low

First quarter	$16.99	$10.70	$3.85	$3.55
Second quarter	14.45	9.80	4.50	3.50
Third quarter	14.89	10.80	7.88	3.50
Fourth quarter	15.00	11.40	15.00	6.60

   As of July 18, 2003, there were approximately 1,225 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

   Since its inception the Company has paid no dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of dividends in the future will be determined by the Company’s Board of Directors and will depend upon, among other things, the Company’s future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. The Company’s revolving credit facility prohibits distributions from Car-Mart to Corporate beyond the repayment of a loan from Corporate to Car-Mart ($6.6 million at April 30, 2003). Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of its lender.

   In January 2002, the Company issued a warrant to purchase 40,000 shares of its common stock at an exercise price of $5.00 per share to a firm that provides investor relations services. During fiscal 2003, the Company issued 12,331 shares of its common stock pursuant to a partial exercise of the warrant by the investor relations firm. In January 2003, the Company issued a warrant to purchase 5,000 shares of its common stock at an exercise price of $13.04 per share to the same investor relations firm.

Item 6.	Selected Financial Data

   The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. (In thousands, except per share amounts.)

	Years Ended April 30,
	2003	2002 (a)	2001	2000 (b)	1999 (c)

Revenues	$154,885	$127,924	$106,754	$90,970	$30,007
Income (loss) from continuing operations	$13,569	$(1,136)	$7,362	$13,277	$18,193
Net income (loss)	$14,075	$(14,306)	$5,963	$14,836	$17,508
Diluted EPS – continuing operations	$1.73	$(.17)	$.92	$1.38	$1.75

Total assets	$101,841	$128,142	$302,520	$294,008	$170,003
Total debt	$25,968	$39,792	$41,584	$37,319	$33,835
Stockholders’ equity	$65,961	$52,813	$58,932	$58,867	$53,059
Shares outstanding	7,208	6,944	6,980	8,248	10,097

a –	Fiscal 2002 includes after tax charges of $10.7 million pertaining to (i) non-cash stock option compensation ($6.3 million), (ii) the write-down of certain emerging technology/ Internet investments and equipment ($2.6 million), and (iii) severance and office closing costs in connection with the decision to relocate the Company’s corporate headquarters to Bentonville, Arkansas ($1.8 million).

b –	Fiscal 2000 includes an after tax gain on the sale of securities of $7.0 million.

c –	Fiscal 1999 includes an after tax gain on the sale of securities of $16.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

Overview

   America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/ Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart”. As of April 30, 2003 the Company operated 64 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

   In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold its last remaining discontinued operation in July 2002. Discontinued operations are described in Note R in the accompanying consolidated financial statements.

Results of Continuing Operations

   Operating results are presented for the continuing operations of the Company by business segment for the years ended April 30, 2003, 2002 and 2001. The segments include Car-Mart and Corporate operations. A summary of the Company’s continuing operations by business segment for the years ended April 30, 2003, 2002 and 2001 is as follows:

Consolidated

(in thousands)

	Revenues			Pretax Income (Loss)

	Years Ended April 30,			Years Ended April 30,
	2003	2002	2001	2003	2002	2001

Car-Mart	$154,801	$127,417	$105,706	$23,029	$19,336	$16,375
Corporate	516	838	1,524	(1,516)	(17,134)	(3,484)
Eliminations	(432)	(331)	(476)	-	-	-

Consolidated	$154,885	$127,924	$106,754	$21,513	$2,202	$12,891

2003 vs. 2002

   Revenues increased $27.0 million, or 21.1%, in fiscal 2003 versus fiscal 2002 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($15.8 million, or 15.5%), (ii) revenue growth from stores opened during fiscal 2002 or stores that added a satellite location during fiscal 2003 or fiscal 2002 ($6.8 million), and (iii) revenues from stores opened during fiscal 2003 ($4.8 million). Pretax income increased by $19.3 million principally as a result of (i) higher pretax earnings at Car-Mart ($3.7 million), (ii) lower overhead costs at Corporate ($1.2 million), and (iii) fiscal 2002 including $14.0 million of Corporate related charges (consisting of a $7.3 million non-cash stock option based compensation charge, a $2.7 million restructuring charge, and a $3.9 million write-down of investments and equipment), with no comparable charge or write-down in fiscal 2003.

   During fiscal 2002 the Company recorded a $7.3 million non-cash charge related to stock option based compensation. The charge pertains to the Company’s 1997 stock option plan which contained a “cashless” exercise feature. Due to such cashless feature, options granted under the plan were characterized as variable options under generally accepted accounting principles. This resulted in compensation charges to reflect changes in the market value of the Company’s common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan. Also during fiscal 2002, the Company recorded a $2.7 million restructuring charge (severance and office closing costs) in connection with the decision to relocate its corporate headquarters to Bentonville, Arkansas and wrote-down the carrying value of two emerging technology/ Internet investments and certain equipment by $3.9 million that were deemed to be impaired.

2002 vs. 2001

   Revenues increased $21.2 million, or 19.8%, in fiscal 2002 versus fiscal 2001 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($12.5 million, or 14.1%), (ii) revenue growth from stores opened during fiscal 2001 or stores that added a satellite location during fiscal 2002 or fiscal 2001 ($5.0 million), and (iii) revenues from stores opened during fiscal 2002 ($4.1 million). Pretax income decreased by $10.7 million, or 82.9%, principally as a result of (i) fiscal 2002 including $14.0 million of Corporate related charges and write-downs with no comparable charges or write-downs in fiscal 2001, partially offset by (ii) higher pretax earnings at Car-Mart ($3.0 million).

Car-Mart

(Income Statement Dollars in Thousands)

				% Change

	Years Ended April 30,			2003	2002	As a % of Sales
				vs	vs
	2003	2002	2001	2002	2001	2003	2002	2001

Revenues:
Sales	$145,014	$118,642	$97,848	22.2%	21.3%	100.0%	100.0%	100.0%
Interest income	9,787	8,775	7,858	11.5	11.7	6.8	7.4	8.0

Total	154,801	127,417	105,706	21.5	20.5	106.8	107.4	108.0

Costs and expenses:
Cost of sales	77,073	62,965	53,412	22.4	17.9	53.1	53.1	54.6
Selling, gen and admin	25,612	19,354	14,950	32.3	29.5	17.7	16.3	15.3
Provision for credit losses	26,897	23,036	17,215	16.8	33.8	18.5	19.4	17.6
Interest expense	1,972	2,564	3,613	(23.1)	(29.1)	1.4	2.2	3.7
Depreciation and amort	218	162	141	34.6	14.9	.2	.1	.1

Total	131,772	108,081	89,331	21.9	21.0	90.9	91.1	91.3

Pretax income	$23,029	$19,336	$16,375	19.1	18.1	15.9	16.3	16.7

Operating Data:
Retail units sold	22,022	18,658	15,659	18.0%	19.2%
Average stores in operation	61.2	52.5	44.6	16.6	17.7
Average units sold per store	360	355	351	1.4	1.2
Average retail sales price	$6,386	$6,126	$6,055	4.2	1.2
Same store revenue growth	15.5%	14.1%	12.7%
Receivables avg interest rate	9.4%	10.4%	11.3%

2003 vs. 2002

   Revenues increased $27.4 million, or 21.5%, in fiscal 2003 versus fiscal 2002 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($15.8 million, or 15.5%), (ii) revenue growth from stores opened during fiscal 2002 or stores that added a satellite location during fiscal 2003 or fiscal 2002 ($6.8 million), and (iii) revenues from stores opened during fiscal 2003 ($4.8 million). Interest income as a percentage of sales decreased .6% to 6.8% in fiscal 2003 from 7.4% in fiscal 2002. The decrease was principally the result of a decrease in the maximum interest rate that can be charged on Arkansas originated loans. Interest charged on Arkansas originated loans is limited to the federal primary credit rate plus 5.0%. As of April 30, 2003, approximately 69% of the Company’s finance receivables were originated in Arkansas.

   Cost of sales as a percentage of sales was 53.1% in fiscal 2003 and in fiscal 2002.

   Selling, general and administrative expense as a percentage of sales increased 1.4% to 17.7% in fiscal 2003 from 16.3% in fiscal 2002. The increase was principally the result of (i) changing the staffing policy at the store level in the middle of fiscal 2002 such that more personnel are employed at the same number of active customer accounts (store staffing levels are based upon the number of active customer accounts), (ii) creating several new positions at the general office in the middle of fiscal 2002 to assist in managing the Company’s growing business, (iii) Car-Mart assuming all of Corporate’s overhead costs beginning in February 2003, and (iv) higher insurance costs.

   Provision for credit losses as a percentage of sales decreased .9%, to 18.5% in fiscal 2003 from 19.4% in fiscal 2002. The decrease was principally the result of (i) increased staffing at the store and general office levels, and (ii) improvements in the Company’s underwriting and collection practices.

   Interest expense as a percentage of sales decreased .8%, to 1.4% in fiscal 2003 from 2.2% in fiscal 2002. The decrease was principally the result of (i) a decrease in the prime interest rate, which reduced the rate charged on the Company’s revolving credit facility, and (ii) a lower level of borrowings relative to the sales volume of the Company.

2002 vs. 2001

   Revenues increased $21.7 million, or 20.5%, in fiscal 2002 versus fiscal 2001 principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($12.5 million, or 14.1%), (ii) revenue growth from stores opened during fiscal 2001 or stores that added a satellite location during fiscal 2002 or fiscal 2001 ($5.0 million), and (iii) revenues from stores opened during fiscal 2002 ($4.1 million). Interest income as a percentage of sales decreased .6% to 7.4% in fiscal 2002 from 8.0% in fiscal 2001. The decrease was principally the result of a decrease in the maximum interest rate that can be charged on Arkansas originated loans. Interest charged on Arkansas originated loans was limited to the federal discount rate plus 5.0%. As of April 30, 2002, approximately 72% of the Company’s finance receivables were originated in Arkansas.

   Cost of sales as a percentage of sales decreased 1.5% to 53.1% in fiscal 2002 from 54.6% in fiscal 2001. The decrease was principally the result of the Company’s decision to raise vehicle prices, thereby improving gross margins. The Company made the decision to raise prices after making significant improvements in the price it pays when purchasing vehicles. During fiscal 2002 the Company created and filled two Regional Purchasing Director positions. These individuals used the Company’s purchasing database to standardize the price paid for similar vehicles, and have been actively involved with each buyer to improve their vehicle purchases.

   Selling, general and administrative expense as a percentage of sales increased 1.0% to 16.3% in fiscal 2002 from 15.3% in fiscal 2001. The increase was principally the result of (i) changing the staffing policy at the store level in the middle of fiscal 2002 such that more personnel are employed at the same number of active customer accounts, and (ii) creating several new positions at the general office in the middle of fiscal 2002 to assist in managing the Company’s growing business.

   Provision for credit loss as a percentage of sales increased 1.8%, to 19.4% in fiscal 2002 from 17.6% in fiscal 2001. The Company believes the increase was principally the result of (i) a general slowdown in the economy during fiscal 2002 as compared to fiscal 2001, and (ii) a failure to timely add sufficient staff to enable the general office to adequately address the more difficult collection environment during the first nine months of fiscal 2002. In response to the need for additional general office staff, in mid-fiscal 2002 a number of new positions were created and filled at the general office to assist in managing the Company’s growing business.

   Interest expense as a percentage of sales decreased 1.5%, to 2.2% in fiscal 2002 from 3.7% in fiscal 2001. The decrease was principally the result of (i) a decrease in the prime interest rate, which reduced the rate charged on the Company’s revolving credit facility, and (ii) a lower level of borrowings relative to the sales volume of the Company.

Corporate

(in thousands)

	Years Ended April 30,
	2003	2002	2001

Revenues:
Interest income	$516	$838	$1,524

Total	516	838	1,524

Costs and expenses:
Selling, general and administrative	1,805	2,972	3,784
Provision for credit losses		100
Interest expense	146	789	878
Depreciation and amortization	81	122	346
Stock option based compensation		7,329
Restructuring charge		2,732
Write-down of investment/equipment		3,928

Total	2,032	17,972	5,008

Pretax loss	$(1,516)	$(17,134)	$(3,484)

2003 vs. 2002

   Interest income decreased $.3 million to $.5 million in fiscal 2003 from $.8 million in fiscal 2002. The decrease was principally due to a lower level of notes receivable outstanding during fiscal 2003 as compared to fiscal 2002. Selling, general and administrative expense decreased $1.2 million to $1.8 million in fiscal 2003 from $3.0 million in fiscal 2002, a decrease of 39.3%. The decrease was principally the result of lower compensation expense resulting from reductions in corporate office staff in connection with the relocation of the Company’s corporate headquarters from Irving, Texas to Bentonville, Arkansas where Car-Mart is based. Further, in February 2003, all remaining Corporate overhead costs were assumed by Car-Mart. Interest expense decreased $.6 million to $.2 million in fiscal 2003 from $.8 million in fiscal 2002. The decrease was the result of the repayment of all Corporate related debt in fiscal 2003.

2002 vs. 2001

   Interest income decreased $.7 million to $.8 million in fiscal 2002 from $1.5 million in fiscal 2001. The decrease was principally due to a lower level of notes receivable outstanding during fiscal 2002 as compared to fiscal 2001. Selling, general and administrative expense decreased $.8 million to $3.0 million in fiscal 2002 from $3.8 million in fiscal 2001, a decrease of 21.5%. The decrease was principally the result of lower compensation expense resulting from reductions in corporate office bonuses and the size of the corporate office staff. The staff was reduced in anticipation of the planned relocation of the Company’s corporate headquarters from Irving, Texas to Bentonville, Arkansas where Car-Mart is based. The Company’s corporate headquarters relocation was completed in July 2002.

   During fiscal 2002 the Company recorded a $7.3 million non-cash charge related to stock option based compensation. The charge pertains to the Company’s 1997 stock option plan which contained a “cashless” exercise feature. Due to such cashless feature, options granted under the plan were characterized as variable options under generally accepted accounting principles. This resulted in compensation charges to reflect changes in the market value of the Company’s common stock. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan. Also during fiscal 2002, the Company recorded a $2.7 million restructuring charge (severance and office closing costs) in connection with the decision to relocate its corporate headquarters to Bentonville, Arkansas and wrote-down the carrying value of two emerging technology/ Internet investments and certain equipment by $3.9 million that were deemed to be impaired.

Results of Discontinued Operations

   Operating results are presented below for the discontinued operations of the Company for the fiscal years ended April 30, 2003, 2002 and 2001. Discontinued operations include the following subsidiaries for the periods indicated.

			Number of Months Included
	Month	Month	in Discontinued Operations for
	Company	Company	the Years Ended April 30,
	Acquired	Sold or
Subsidiary	or Formed	Disposed	2003	2002	2001

Smart Choice	12-99	10-01	-	6	12
Precision	2-98	5-02	-	12	12
Concorde	6-97	7-02	2	12	12
CG Incorporated	2-99	4-01	-	-	12

	(In Thousands)
	Years Ended April 30,
	2003	2002	2001

Revenues	$3,058	$104,069	$236,837
Operating expenses	2,306	107,474	238,881
Write-down of Smart Choice assets, net		19,945

Pretax income (loss)	$752	$(23,350)	$(2,044)

2003 vs. 2002

   Revenues decreased $101.0 million, or 97.1%, in fiscal 2003 compared with fiscal 2002 principally as a result of only including two months of Concorde’s operating results in fiscal 2003 compared to twelve months of Concorde’s and Precision’s operating results and six months of Smart Choice’s operating results in fiscal 2002. Concorde was sold in July 2002.

2002 vs. 2001

   Revenues decreased $132.8 million, or 56.1%, in fiscal 2002 compared with fiscal 2001 principally as a result of only including six months of Smart Choice’s operating results in fiscal 2002 compared to twelve months in fiscal 2001. Effective October 31, 2001 the Company’s investment in Smart Choice was reduced to zero and thereafter the Company ceased to include Smart Choice’s operating results in its discontinued operations.

   Pretax loss for the Company’s discontinued operations was $23.4 million for fiscal 2002 compared with a $2.0 million pretax loss for fiscal 2001. The $21.4 million increase in loss was principally the result of a $19.9 million net write-down of Smart Choice assets. The $19.9 million net write-down pertains to certain Smart Choice assets (finance receivables, property and equipment, deferred tax assets and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova (Smart Choice’s senior lender) of certain of its assets and the winding-down of its operations.

Liquidity and Capital Resources

   The following table sets forth certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Years Ended April 30,
	2003	2002	2001

Operating activities:
Income (loss) from continuing operations	$13,569	$(1,136)	$7,362
Finance receivables, net	(16,279)	(13,110)	(11,369)
Stock option based compensation		7,329
Other	10,573	7,658	(3,050)

Total	7,863	741	(7,057)

Investing activities:
Purchase of property and equipment	(2,168)	(1,346)	(688)
Note collections from discontinued operations	2,079	1,427	3,223
Sale of discontinued operations	6,795		2,259
Other		(1,610)	(970)

Total	6,706	(1,529)	3,824

Financing activities:
Revolving credit facility, net	(6,323)	2,524	2,265
Repayment of other debt	(7,500)	(325)
Purchase of common stock	(2,689)	(1,013)	(5,125)
Stock options/warrants exercised	1,497	114	61

Total	(15,015)	1,300	(2,799)

Cash provided by (used in) continuing operations	$(446)	$512	$(6,032)

   During fiscal 2003, proceeds from (i) an income tax refund of $8.4 million (stemming largely from a loss on the sale of a discontinued operation in fiscal 2002) and (ii) the sale of discontinued operations of $6.8 million, were used primarily to reduce debt.

   At April 30, 2003 the Company had (i) $.8 million of cash on hand and had an additional $13.5 million of availability under its $39.5 million revolving credit facility, and (ii) $.8 million of other receivables.

   On a short-term basis, the Company’s principal sources of liquidity include (i) income from continuing operations, (ii) borrowings from its revolving credit facility, and (iii) the collection of other receivables. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations, and borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

   The Company expects to use cash to (i) grow its finance receivables portfolio by approximately the same percentage that its sales grow, (ii) purchase property and equipment in connection with opening new stores and refurbishing existing stores, and, to the extent excess cash is available, (iii) reduce debt. In addition, from time to time the Company may use cash to repurchase its common stock. The Company expects to fund the majority its finance receivables portfolio growth from income generated from operations, with the balance of its capital needs being provided by its revolving credit facility.

   The Company’s revolving credit facility matures in April 2004. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

   The following is a summary of the Company’s contractual obligations as of April 30, 2003 (in thousands):

	Payments Due by Period

					After 5
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

Debt	$25,968	$25,968	$-	$-	$
Operating leases	3,114	1,736	1,221	157	-

Total	$29,082	$27,704	$1,221	$157	$-

Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses. Below is a discussion of the Company’s accounting policy concerning such allowance. Other accounting policies are disclosed in Note B in the accompanying consolidated financial statements.

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

Seasonality

   The Company’s automobile sales and finance business is seasonal in nature. The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.5% over the last seven years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.3% over the last seven years).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to market risk on its financial instruments from changes in interest rates. In particular, the Company has exposure to changes in the federal primary credit rate and the prime interest rate of its lender. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. As described below, a decrease in market interest rates would generally have an adverse effect on the Company’s profitability.

   Financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.25% at April 30, 2003) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2003 approximately 69% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings is positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

   The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($111.8 million) and variable interest rate borrowings ($26.0 million), and the percentage of Arkansas originated finance receivables (69%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
in Interest Rates	in Pretax Earnings	in Pretax Earnings

	(in thousands)	(in thousands)
+2%	$259	$947
+1%	129	474
-1%	(129)	(474)
-2%	(259)	(947)

   A similar calculation and table was prepared at April 30, 2002. The calculation and table was materially consistent with the information provided above.

Item 8.	Financial Statements and Supplementary Data

   The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of April 30, 2003 and 2002

Consolidated Statements of Operations for the fiscal years ended April 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Stockholders and Board of Directors

America’s Car-Mart, Inc.

   We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc., as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Car-Mart, Inc. as of April 30, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Dallas, Texas

June 27, 2003

Consolidated Balance Sheets	America’s Car-Mart, Inc.

	April 30, 2003	April 30, 2002

Assets:
Cash and cash equivalents	$783,786	$1,229,920
Income tax receivable	161,816	7,627,362
Notes and other receivables, net	647,872	1,457,013
Finance receivables, net	91,358,935	75,079,603
Inventory	4,056,027	3,540,538
Prepaid and other assets	353,014	504,185
Deferred tax assets, net		119,052
Property and equipment, net	4,479,132	2,626,711
Assets of subsidiaries held for sale		35,957,978

	$101,840,582	$128,142,362

Liabilities and stockholders’ equity:
Accounts payable	$2,084,472	$1,984,918
Accrued liabilities	6,664,313	6,282,639
Deferred tax liabilities, net	1,162,704
Revolving credit facility	25,968,220	32,291,957
Other notes payable		7,500,000
Liabilities of subsidiaries held for sale		27,269,661

Total liabilities	35,879,709	75,329,175

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,207,963 issued and outstanding (6,944,325 at April 30, 2002)	72,080	69,444
Additional paid-in capital	30,332,106	31,261,985
Retained earnings	35,556,687	21,481,758

Total stockholders’ equity	65,960,873	52,813,187

	$101,840,582	$128,142,362

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.

	Years Ended April 30,
	2003	2002	2001

Revenues:
Sales	$145,014,142	$118,641,750	$97,847,926
Interest and other income	9,870,805	9,282,085	8,905,729

	154,884,947	127,923,835	106,753,655

Costs and expenses:
Cost of sales	77,073,294	62,965,215	53,412,400
Selling, general and administrative	27,417,225	22,326,241	18,733,825
Provision for credit losses	26,896,608	23,135,926	17,214,750
Interest expense	1,685,774	3,022,156	4,014,781
Depreciation and amortization	299,203	283,641	486,648
Stock option based compensation		7,328,554
Restructuring charge		2,732,106
Write-down of investments and equipment		3,927,631

	133,372,104	125,721,470	93,862,404

Income from continuing operations before taxes and minority interests	21,512,843	2,202,365	12,891,251

Provision for income taxes	7,944,100	2,789,412	5,216,367
Minority interests		548,330	313,089

Income (loss) from continuing operations	13,568,743	(1,135,377)	7,361,795
Discontinued operations:
Income (loss) from discontinued operations, net of taxes and minority interests	375,318	(13,169,637)	(1,403,693)
Gain on sale of discontinued operations, net of taxes	130,868		4,726

Income (loss) from discontinued operations	506,186	(13,169,637)	(1,398,967)

Net income (loss)	$14,074,929	$(14,305,014)	$5,962,828

Basic earnings (loss) per share:
Continuing operations	$1.93	$(.17)	$.96
Discontinued operations	.08	(1.94)	(.19)

Total	$2.01	$(2.11)	$.77

Diluted earnings (loss) per share:
Continuing operations	$1.73	$(.17)	$.92
Discontinued operations	.07	(1.94)	(.18)

Total	$1.80	$(2.11)	$.74

Weighted average number of shares outstanding:
Basic	7,015,992	6,795,461	7,697,239
Diluted	7,828,744	6,795,461	8,015,834

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

	Years Ended April 30,
	2003	2002	2001

Operating activities:
Net income (loss)	$14,074,929	$(14,305,014)	$5,962,828
Subtract: Income (loss) from discontinued operations	506,186	(13,169,637)	(1,398,967)

Income (loss) from continuing operations	13,568,743	(1,135,377)	7,361,795
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	299,203	283,641	486,648
Deferred income taxes	1,281,756	5,282,435	(1,880,146)
Stock option based compensation		7,328,554
Write-down of investments and equipment		3,927,631
Minority interests		548,330	313,089
Changes in operating assets and liabilities:
Changes in finance receivables, net:
Finance receivable originations	(131,447,487)	(108,035,124)	(88,872,082)
Finance receivable collections	82,645,614	66,504,977	55,707,950
Provision for credit losses	26,896,608	23,035,926	17,214,750
Inventory acquired in repossession	5,625,933	5,384,497	4,609,140
Accretion of purchase discount			(29,095)

Subtotal finance receivables	(16,279,332)	(13,109,724)	(11,369,337)

Income tax and other receivables	8,844,959	(1,707,511)	325,028
Inventory	(515,489)	(527,245)	(670,274)
Prepaid and other	182,250	197,346	151,436
Accounts payable and accrued liabilities	481,228	4,401,486	39,525
Income taxes payable		(4,748,553)	(1,814,650)

Net cash provided by (used in) operating activities	7,863,318	741,013	(7,056,886)

Investing activities:
Purchase of property and equipment	(2,167,703)	(1,345,733)	(688,130)
Note collections from discontinued operations	2,078,661	1,426,697	3,223,393
Purchase of subsidiary minority interest		(1,562,027)
Sale of discontinued operations	6,795,000		2,259,468
Purchase of investments and other		(48,182)	(970,615)

Net cash provided by (used in) investing activities	6,705,958	(1,529,245)	3,824,116

Financing activities:
Exercise of stock options and warrants	1,497,119	113,498	60,937
Purchase of common stock	(2,688,792)	(1,012,749)	(5,124,894)
Proceeds from (repayments of) revolving credit facility, net	(6,323,737)	2,524,269	2,265,074
Repayments of other debt	(7,500,000)	(325,000)

Net cash provided by (used in) financing activities	(15,015,410)	1,300,018	(2,798,883)

Cash provided by (used in) continuing operations	(446,134)	511,786	(6,031,653)
Cash provided by (used in) discontinued operations	(2,520,506)	1,045,298	(1,618,315)

Increase (decrease) in cash and cash equivalents	(2,966,640)	1,557,084	(7,649,968)
Cash and cash equivalents at: Beginning of period	3,750,426	2,193,342	9,843,310

End of period	783,786	3,750,426	2,193,342
Less: Cash and cash equivalents of discontinued operations		(2,520,506)	(1,475,208)

Cash and cash equivalents of continuing operations	$783,786	$1,229,920	$718,134

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity	America’s Car-Mart, Inc.

	For the Years Ended April 30, 2003, 2002 and 2001

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at April 30, 2000	8,247,762	$82,478	$28,960,793	$29,823,944	$58,867,215

Stock options exercised	25,000	250	60,687		60,937
Purchase of common stock	(1,122,225)	(11,222)	(5,113,672)		(5,124,894)
Stock received in Precision sale	(170,170)	(1,702)	(832,131)		(833,833)
Net income				5,962,828	5,962,828

Balance at April 30, 2001	6,980,367	69,804	23,075,677	35,786,772	58,932,253

Issuance of common stock	146,518	1,466	1,446,123		1,447,589
Stock options exercised	84,198	842	112,656		113,498
Stock warrant issued			70,000		70,000
Purchase of common stock	(266,758)	(2,668)	(1,010,081)		(1,012,749)
Tax benefit of options exercised			239,056		239,056
Stock option based compensation			7,328,554		7,328,554
Net loss				(14,305,014)	(14,305,014)

Balance at April 30, 2002	6,944,325	69,444	31,261,985	21,481,758	52,813,187

Stock options/warrants exercised	490,400	4,904	1,492,215		1,497,119
Stock warrant issued			15,000		15,000
Purchase of common stock	(226,762)	(2,268)	(2,686,524)		(2,688,792)
Tax benefit of options exercised			249,430		249,430
Net income				14,074,929	14,074,929

Balance at April 30, 2003	7,207,963	$72,080	$30,332,106	$35,556,687	$65,960,873

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	America’s Car-Mart, Inc.

A - Organization and Business

   America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/ Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart”. As of April 30, 2003 the Company operated 64 stores located primarily in small cities throughout the South-Central United States. The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

   In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold it last remaining discontinued operation in July 2002. Discontinued operations are described in Note R.

B - Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Concentration of Risk

   The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Missouri, Texas and Kentucky. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facility matures in April 2004. The Company expects that it will be able to renew or refinance such credit facility on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/ Dividends

   The Company’s revolving credit facility prohibits distributions from Car-Mart to Corporate beyond the repayment of a loan from Corporate to Car-Mart ($6.6 million at April 30, 2003). At April 30, 2003, the assets of Corporate (excluding its $57.7 million equity investment in Car-Mart), consisted of $.6 million in cash, $.3 million in receivables, $1.2 million in other assets and a $6.6 million receivable from Car-Mart, and its liabilities were $.4 million. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of its lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of Corporate.

Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest-bearing money market accounts.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At April 30, 2003, 4.3% of finance receivable balances were 30 days or more past due. Over the last three fiscal years, balances 30 days or more past due has ranged from a low of 2.8% to a high of 5.6%, and an average of 4.3%.

   The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.

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

Property and Equipment

   Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed principally using the straight-line method over the following estimated useful lives:

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	5 to 39 years
Buildings	18 to 39 years

   Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the impaired assets exceed the fair value of such assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

   Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

Revenue Recognition

   Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Revenue from the sale of used vehicles is recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. For internally financed sales, a reserve is established at the time of sale to account for the estimated amount of the receivable that ultimately will not be collected. Revenues from the sale of service contracts are recognized ratably over the four month service contract period. Service contract revenues are included in sales.

Advertising Costs

   Advertising costs are expensed as incurred and consist principally of radio and print media marketing costs. Advertising costs amounted to $1,349,000, $964,000 and $788,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

Employee Benefit Plan

   The Company has a 401(k) plan for all of its employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation. The Company contributed approximately $117,000, $149,000 and $48,000 to the plan for the fiscal years ending April 30, 2003, 2002 and 2001, respectively.

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

Stock Option Plan

   The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Prior to May 1, 2002, certain of the Company’s options were subject to variable option accounting as a result of containing a “cashless” exercise feature. Under variable option accounting, changes in the market value of the Company’s common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. Effective May 1, 2002, the Company rescinded the cashless exercise feature of its stock options (see Note J).

   Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below. The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $6.37, $3.00 and $1.50 per share for the fiscal years ended April 30, 2003, 2002 and 2001, respectively.

	Years Ended April 30,
	2003	2002	2001

Reported net income (loss)	$14,074,929	$(14,305,014)	$5,962,828
Fair value compensation cost, net of tax	(307,621)	-	(12,375)

Pro forma net income (loss)	$13,767,308	$(14,305,014)	$5,950,453

Basic earnings (loss) per share:
Reported	$2.01	$(2.11)	$.77
Fair value compensation cost, net of tax	(.05)	-	-

Pro forma	$1.96	$(2.11)	$.77

Diluted earnings (loss) per share:
Reported	$1.80	$(2.11)	$.74
Fair value compensation cost, net of tax	(.04)	-	-

Pro forma	$1.76	$(2.11)	$.74

Assumptions:
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	5.0%	5.5%
Expected volatility	50.0%	50.0%	50.0%
Expected life	5 years	5 years	5 years

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. SFAS No. 146 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

   Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The Company has adopted the disclosure provisions of SFAS 148 as of April 30, 2003.

   Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The Company has adopted the disclosure provisions of FIN 45 as of April 30, 2003.

   FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

C - Finance Receivables

   The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables as of April 30, 2003 and 2002 are as follows:

	April 30,
	2003	2002

Gross contract amount	$121,013,893	$99,675,260
Unearned finance charges	(9,259,863)	(7,553,048)
Allowance for credit losses	(20,395,095)	(17,042,609)

	$91,358,935	$75,079,603

   Changes in the finance receivables allowance for credit losses for the years ended April 30, 2003, 2002 and 2001 are as follows:

	Years Ended April 30,
	2003	2002	2001

Balance at beginning of year	$17,042,609	$14,066,782	$11,492,611
Provision for credit losses	26,896,608	23,035,926	17,214,750
Net charge-offs	(23,544,122)	(20,060,099)	(14,640,579)

Balance at end of year	$20,395,095	$17,042,609	$14,066,782

D - Property and Equipment

   A summary of property and equipment as of April 30, 2003 and 2002 is as follows:

	April 30,
	2003	2002

Land and buildings	$2,764,821	$1,562,393
Furniture, fixtures and equipment	630,065	939,557
Leasehold improvements	1,844,191	1,147,597
Less accumulated depreciation and amortization	(759,945)	(1,022,836)

	$4,479,132	$2,626,711

E - Accrued Liabilities

   A summary of accrued liabilities as of April 30, 2003 and 2002 is as follows:

	April 30,
	2003	2002

Compensation	$3,520,548	$2,573,579
Interest	101,214	163,211
Cash overdraft	1,145,112
Severance		2,419,606
Deferred revenue	1,269,430	1,013,035
Other	628,009	113,208

	$6,664,313	$6,282,639

   The severance liability pertained to the Company’s decision to relocate its corporate headquarters from Irving, Texas to Bentonville, Arkansas where Car-Mart is based. The initial severance liability of $2.6 million pertained to eight Irving based employees, five of whom had been terminated through April 30, 2003. During the fiscal year ended April 30, 2003, the Company paid all of its remaining obligations of approximately $2.4 million pertaining to the terminated employees and the cancellation of certain severance agreements.

F - Debt

   A summary of debt as of April 30, 2003 and 2002 is as follows:

Revolving Credit Facility

	Facility	Interest		Balance at April 30,
Lender	Amount	Rate	Maturity	2003	2002

Bank of Oklahoma	$39.5 million	Prime + .50%	Apr 2004	$25,968,220	$32,291,957

Other Notes Payable

	Facility	Interest		Balance at April 30,
Lender	Amount	Rate	Maturity	2003	2002

Individuals/ Trusts	N/A	8.50%	Jan 2004	$—	$7,500,000

   The Company’s revolving credit facility is primarily collateralized by finance receivables and inventory. Interest is payable monthly and the principal balance is due at the maturity of the facility. Interest is charged at the bank’s prime lending rate plus .5% per annum (4.75% and 5.25% at April 30, 2003 and 2002, respectively). The Company’s revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company’s revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at April 30, 2003, the Company could have drawn an additional $13.5 million under such facility.

G - Income Taxes

   The provision (benefit) for income taxes for the fiscal years ended April 30, 2003, 2002 and 2001 was as follows:

	Years Ended April 30,
	2003	2002	2001

Provision (benefit) for income taxes
Current	$6,662,344	$(2,493,023)	$7,096,513
Deferred	1,281,756	5,282,435	(1,880,146)

	$7,944,100	$2,789,412	$5,216,367

   The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
	2003	2002	2001

Tax provision at statutory rate	$7,529,495	$770,828	$4,383,025
State taxes, net of federal benefit	672,377	348,050	917,114
Non deductible portion of stock option compensation		1,234,226
Adjustment to estimated tax accrual		360,215
Other, net	(257,772)	76,093	(83,772)

	$7,944,100	$2,789,412	$5,216,367

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2003 and 2002 were as follows:

	April 30,
	2003	2002

Deferred tax assets:
Reserves	$1,356,710	$2,742,233
Stock options		1,017,035
State operating loss carryforwards		185,156
Other	278,946	104,719

Total	1,635,656	4,049,143

Deferred tax liabilities:
Finance receivables	2,798,360	2,176,421
Subsidiary basis		1,161,824
Other		591,846

Total	2,798,360	3,930,091

Deferred tax assets (liabilities), net	$(1,162,704)	$119,052

H - Capital Stock

   In March 2002 the Company acquired all of the remaining shares of Car-Mart common stock it did not previously own from the Car-Mart minority shareholders by issuing 146,518 shares of the Company’s common stock (valued at approximately $1.4 million) and paying approximately $1.6 million in cash. The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. No preferred stock has been issued.

I - Weighted Average Shares Outstanding

   Weighed average shares outstanding, which is used in the calculation of basic and diluted earnings (loss) per share, was as follows for the years ended April 30, 2003, 2002 and 2001:

	Years Ended April 30,
	2003	2002	2001

Average shares outstanding — basic	7,015,992	6,795,461	7,697,239
Dilutive options and warrants	812,752		318,595

Average shares outstanding — diluted	7,828,744	6,795,461	8,015,834

Antidilutive securities not included:
Options and warrants	45,000	1,419,180	445,000

J - Stock Options and Warrants

Stock Options

   Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,000,000 shares of the Company’s common stock to be granted to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant. At April 30, 2003 and 2002 there were 84,145 and 138,320 shares of common stock available for grant under the 1997 Plan, respectively. Options granted under the Company’s stock option plans expire in the calendar years 2004 through 2012. The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2000 to April 30, 2003:

	Number	Exercise	Proceeds	Weighted
	of	Price	on	Average Exercise
	Shares	per Share	Exercise	Price per Share

Outstanding at April 30, 2000	1,477,500	$ .41 to $ 7.38	$5,707,108	$3.86
Granted	12,500	5.00	62,500	5.00
Exercised	(25,000)	2.44	(60,937)	2.44
Canceled	(5,000)	.66	(3,281)	0.66

Outstanding at April 30, 2001	1,460,000	.41 to 7.38	5,705,390	3.91
Granted	89,180	3.75 to 9.88	804,473	9.02
Exercised	(155,000)	.41 to 7.38	(604,140)	3.90
Canceled	(32,500)	2.44 to 7.38	(141,406)	4.35

Outstanding at April 30, 2002	1,361,680	.41 to 9.88	5,764,317	4.23
Granted	57,500	13.08 to 13.15	755,600	13.14
Exercised	(475,500)	.41 to 9.88	(1,497,119)	3.15
Canceled	(3,325)	9.88 to 13.08	(40,850)	12.29

Outstanding at April 30, 2003	940,355	$ 2.44 to $13.15	$4,981,948	$5.30

   As of April 30, 2003, all stock options were exercisable with the exception of options to purchase 20,000 shares at $13.15, which become exercisable in 2004 and 2005. A summary of stock options outstanding as of April 30, 2003 is as follows:

Range of		Weighted Average	Weighted
Exercise	Number	Remaining	Average
Prices	of Shares	Contractual Life	Exercise Price

$2.44 to $ 7.38	811,900	3.63 years	$4.35
9.88 to 13.15	128,455	8.96	11.28

$2.44 to $13.15	940,355	4.36 years	$5.30

Warrants

   As of April 30, 2003 the Company had stock purchase warrants outstanding to purchase 42,500 shares at prices ranging from $3.75 to $13.04 per share. All of the warrants are presently exercisable and expire between 2006 and 2008.

Stock Option Based Compensation

   Prior to May 1, 2002, the Company’s 1997 Plan contained a “cashless” exercise feature which allowed option holders to use the “in-the-money” value of the option as payment for a portion or all of the exercise price of the option. Accordingly, the options granted under the 1997 Plan have been accounted for as variable options for periods prior to May 1, 2002. Under variable option accounting, changes in the market value of the Company’s common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. For the fiscal year ended April 30, 2002, the Company recorded $7.3 million of stock option based compensation expense. Fiscal 2001 and prior periods did not have significant stock-based compensation charges or credits.

   In order to avoid future stock option based compensation charges or credits (which can result in volatile earnings fluctuations), effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan.

K - Commitments and Contingencies

   Facility Leases

   The Company leases certain dealership and office facilities under various operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2003 the aggregate rentals due under such non-cancelable operating leases with remaining lease terms in excess of one year were as follows:

Years Ending
April 30,	Amount

2004	$1,735,785
2005	1,040,157
2006	181,231
2007	131,615
2008	24,735
Thereafter	-

$3,113,523

   For the years ended April 30, 2003, 2002 and 2001 rent expense for all operating leases amounted to approximately $1,765,000, $1,581,000 and $1,427,000, respectively.

Litigation

   In February, 2001 and May, 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the federal court dismissed all of the Federal Claims with prejudice. A motion to dismiss the State Claims is pending before the state district court. The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter. Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings. Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

L - Restructuring Charge

   As discussed in Note R, in October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result, the Company recorded severance ($2.6 million) and office closing costs ($.1 million) totaling $2.7 million during the fiscal year ended April 30, 2002. As of April 30, 2003, all severance costs had been paid.

M - Write-Down of Investments and Equipment

   Prior to the Company’s decision in October 2001 to sell all of its operating subsidiaries except Car-Mart, the Company made certain investments including investments in early-stage emerging technology/ Internet investments. During the fiscal year ended April 30, 2002, financing for early-stage emerging technology/ Internet investments, such as the Company’s investment in Monarch Venture Partners’ Fund I, L.P. (“Monarch”) and Mariah Vision 3, Inc. (“Mariah”), became increasingly difficult to obtain. The adverse conditions in the capital markets, combined with poor operating results and prospects of Mariah and some of Monarch’s portfolio companies, caused the Company to consider whether its carrying values of Mariah and Monarch were impaired. After review and analysis, the Company wrote-down the carrying value of Mariah and Monarch and certain equipment during fiscal 2002 as follows:

Year Ended
April 30, 2002

Monarch	$1,648,511
Mariah	1,650,000
Equipment	629,120

$3,927,631

   The Company’s remaining investment in Monarch and Mariah at April 30, 2003 was $286,370 and $0, respectively, and is included in “Prepaid and other assets” in the accompanying consolidated balance sheet.

N - Related Party Transactions

   During fiscal 2002 and 2001, the Company paid an outside director $16,719 and $81,140, respectively, as a fee in connection with certain consulting services related to its used car sales and finance business.

   During fiscal 2003, 2002 and 2001, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $225,000 per year for the lease of six dealership locations. A director of the Company is also an officer of Dynamic.

O - Fair Value of Financial Instruments

   The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2003 and 2002:

	April 30, 2003		April 30, 2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$783,786	$783,786	$1,229,920	$1,229,920
Finance receivables, net	91,358,935	83,815,523	75,079,603	69,091,659
Revolving credit facility	25,968,220	25,968,220	32,291,957	32,291,957
Other notes payable			7,500,000	7,500,000

   Because no market exists for certain of the Company’s financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The methodology and assumptions utilized to estimate the fair value of the Company’s financial instruments are as follows:

Financial Instrument	Valuation Methodology

Cash and cash equivalents	The carrying amount is considered to be a reasonable estimate of fair value.

Finance receivables, net	The fair value was estimated based on management’s knowledge of sales of other finance receivables portfolios within the Buy Here/Pay Here auto industry.

Revolving credit facility	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

Other notes payable	The fair value approximates carrying value as the interest rates charged on such debt approximates market.

P - Business Segments

   Operating results and other financial data are presented for the continuing operations of the Company by business segment for the years ended April 30, 2003, 2002 and 2001. The segments include Car-Mart and Corporate operations. During the fourth quarter of fiscal 2003, all Corporate operating costs had been assumed by Car-Mart. The Company’s continuing operations and other financial data by business segment for the years ended April 30, 2003, 2002 and 2001 are as follows (in thousands):

	Year Ended April 30, 2003

	Car-Mart	Corporate	Eliminations	Consolidated

Revenues:
Sales	$145,014			$145,014
Interest income	9,787	$516	$(432)	9,871

Total	154,801	516	(432)	154,885

Costs and expenses:
Cost of sales	77,073			77,073
Selling, general and admin.	25,612	1,805		27,417
Provision for credit losses	26,897			26,897
Interest expense	1,972	146	(432)	1,686
Depreciation and amortization	218	81		299

Total	131,772	2,032	(432)	133,372

Income (loss) before taxes and minority interests	$23,029	$(1,516)	$-	$21,513

Capital expenditures	$2,055	$113	$-	$2,168

Total assets	$100,293	$66,383

	Year Ended April 30, 2002

	Car-Mart	Corporate	Eliminations	Consolidated

Revenues:
Sales	$118,642			$118,642
Interest income	8,775	$838	$(331)	9,282

Total	127,417	838	(331)	127,924

Costs and expenses:
Cost of sales	62,965			62,965
Selling, general and admin.	19,354	2,972		22,326
Provision for credit losses	23,036	100		23,136
Interest expense	2,564	789	(331)	3,022
Depreciation and amortization	162	122		284
Stock option based compensation		7,329		7,329
Restructuring charge		2,732		2,732
Write-down of investments/equip.		3,928		3,928

Total	108,081	17,972	(331)	125,722

Income (loss) before taxes and minority interests	$19,336	$(17,134)	$-	$2,202

Capital expenditures	$1,306	$940	$-	$2,246

Total assets	$81,745	$66,323

	Year Ended April 30, 2001

	Car-Mart	Corporate	Eliminations	Consolidated

Revenues:
Sales	$97,848			$97,848
Interest income	7,858	$1,524	$(476)	8,906

Total	105,706	1,524	(476)	106,754

Costs and expenses:
Cost of sales	53,412			53,412
Selling, general and admin.	14,950	3,784		18,734
Provision for credit losses	17,215			17,215
Interest expense	3,613	878	(476)	4,015
Depreciation and amortization	141	346		487

Total	89,331	5,008	(476)	93,863

Income (loss) before taxes and minority interests	$16,375	$(3,484)	$-	$12,891

Capital expenditures	$636	$67	$-	$703

Total assets	$72,890	$71,832

Q - Supplemental Cash Flow Information

   Supplemental cash flow disclosures for the fiscal years ended April 30, 2003, 2002 and 2001 are as follows:

	Years Ended April 30,
	2003	2002	2001

Interest paid	$1,715,524	$2,773,843	$3,790,713
Income taxes paid (refunded), net	(1,400,091)	5,396,204	8,910,947
Notes issued in the purchase of property and equipment		900,000	15,000
Value of securities received in sale of 50% of Precision			833,833
Note received in sale of CG Incorporated			554,213
Stock issued to acquire Car-Mart minority interest		1,447,589

R - Discontinued Operations

   In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. This decision was based on management’s desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company’s other operating subsidiaries. In addition, it is management’s belief that the Company’s ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company’s common stock. In May 2002 the Company sold its remaining 50% interest in Precision IBC, Inc. (“Precision”) for $3.8 million in cash. In July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation (“Concorde”) for $3.0 million in cash. As a result of these two sales, the Company no longer operates any business other than Car-Mart.

   As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations include the operations of Concorde through June 2002, Precision through April 2002, Smart Choice Automotive Group, Inc. (“Smart Choice”) through October 2001 and CG Incorporated, S.A. de C.V. through April 2001. A summary of the Company’s discontinued operations for the years ended April 30, 2003, 2002 and 2001 is as follows (in thousands):

	Years Ended April 30,
	2003	2002	2001

Revenues	$3,058	$104,069	$236,837
Operating expenses	2,306	107,474	238,881
Write-down of Smart Choice assets, net		19,945

Income (loss) before taxes and minority interests	752	(23,350)	(2,044)
Provision (benefit) for income taxes	283	(5,742)	(459)
Minority interests (benefit)	94	(4,438)	(181)

Income (loss) from discontinued operations	$375	$(13,170)	$(1,404)

   A summary of assets and liabilities of subsidiaries held for sale as of April 30, 2003 and 2002 is as follows (in thousands):

	April 30,
	2003	2002

Assets of subsidiaries held for sale:
Mortgage loans held for sale, net	$-	$28,172
Other		7,786

	$-	$35,958

Liabilities of subsidiaries held for sale:
Accounts payable and accrued liabilities	$-	$3,822
Revolving credit facilities		23,238
Notes payable to the Company		2,079
Minority interests		210

		29,349
Less: Notes payable to the Company		(2,079)

	$-	$27,270

   As of April 30, 2003 and 2002 the Company’s equity investment in businesses held for sale was $0 and $6.6 million, respectively.

S - Quarterly Results of Operations (unaudited)

   A summary of the Company’s quarterly results of operations for the years ended April 30, 2003 and 2002 is as follows (in thousands):

	Year Ended April 30, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$36,097	$38,278	$38,300	$42,210	$154,885
Income from continuing operations	3,437	3,100	3,284	3,748	13,569
Net income	3,687	3,356	3,284	3,748	14,075
Continuing earnings per share:
Basic	.49	.44	.47	.53	1.93
Diluted	.43	.40	.42	.48	1.73

	Year Ended April 30, 2002

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter		Total

Revenues	$30,539	$31,768		$30,921	$34,696		$127,924
Income (loss) from continuing operations	1,963	(2,153	)(1)	231 (2)	(1,177	)(2)	(1,136)
Net income (loss)	1,194	(14,967)		538	(1,071)		(14,306)
Continuing earnings (loss) per share:
Basic	.29	(.32)		.03	(.17)		(.17)
Diluted	.28	(.32)		.03	(.17)		(.17)

1 -	In the second quarter of fiscal 2002 the Company recorded a $2.3 million after tax charge related to the write-down of certain investments and equipment, and a $1.8 million after tax charge related to the relocation of the Company’s corporate headquarters and severance pay.

2 -	In the third and fourth quarter of fiscal 2002 the Company recorded non-recurring and non-cash after tax charges of $2.0 million and $4.3 million, respectively, related to stock option based compensation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

PART III

   Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Items 10–13 of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in 2003 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is set forth in the Proxy Statement under the headings “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading “Executive Officers” in Item 1 of this report.

Item 11. Executive Compensation

   The information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this item is set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information”, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is set forth in the Proxy Statement under the heading “Certain Transactions,” which information is incorporated herein by reference.

Item 14. Controls and Procedures

   Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements and Accountant’s Report

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of April 30, 2003 and 2002

Consolidated Statements of Operations for the fiscal years ended April 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (formerly SKAI, Inc.).(3)
3.1.1	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989.(3)
3.1.2	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989.(3)
3.1.3	Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993.(8)
3.1.4	Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994.(8)
3.1.5	Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997.(12)
3.1.6	Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002.(14)
3.2	By-Laws dated August 24, 1989.(4)
4.1	Specimen stock certificate.(9)
4.2	Agented Revolving Credit Agreement dated December 18, 2001 by and between America’s Car-Mart, Inc. and Colonial Auto Finance, Inc. as borrowers, and Bank of Oklahoma, N.A., Bank of Arkansas, N.A., Superior Federal Bank, Great Southern Bank, Community Bank and Arkansas State Bank as lenders. (13)
10.1	1986 Incentive Stock Option Plan.(2)
10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990.(5)
10.2	1991 Non-Qualified Stock Option Plan.(6)
10.3	1997 Stock Option Plan.(11)
10.4	Form of Indemnification Agreement between the Company and certain officers and directors of the Company.(7)
10.5	Form of Severance Agreement dated July 2, 1996 between the Company and Edward R. McMurphy, T.J. Falgout, III and Mark D. Slusser.(10)
21.1	Subsidiaries of America’s Car-Mart, Inc.(1)
23.1	Consent of Independent Certified Public Accountants.(1)

24.1	Power of Attorney of William H. Henderson.(1)
24.2	Power of Attorney of Tilman J. Falgout, III.(1)
24.3	Power of Attorney of J. David Simmons.(1)
24.4	Power of Attorney of Robert J. Kehl.(1)
24.5	Power of Attorney of Nan R. Smith.(1)
24.6	Power of Attorney of Carl E. Baggett.(1)
99.1	Form of Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

(2)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 10, as amended, (No. 0-14939) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1990 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on May 31, 1994 (No. 33-79484) and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1997 and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as amended, initially filed with the Securities and Exchange Commission on October 20, 1997 (No. 333-38475) and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 and incorporated herein by reference.

(b) Reports on Form 8-K

During the fiscal quarter ended April 30, 2003 the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 25, 2003

By:	/s/ Tilman J. Falgout, III

Tilman J. Falgout, III
Chief Executive Officer
(principal executive officer)

Dated: July 25, 2003

By:	/s/ Mark D. Slusser

Mark D. Slusser
Vice President Finance and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Nan R. Smith	Chairman of the Board and Director	July 25, 2003

* Tilman J. Falgout, III	Chief Executive Officer and Director	July 25, 2003

* William H. Henderson	President and Director	July 25, 2003

* J. David Simmons	Director	July 25, 2003

* Robert J. Kehl	Director	July 25, 2003

* Carl E. Baggett	Director	July 25, 2003

*By /s/ Mark D. Slusser Mark D. Slusser As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

CERTIFICATION

     I, Tilman J. Falgout III, Chief Executive Officer of America’s Car-Mart, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of America’s Car-Mart, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: July 25, 2003

/s/ TILMAN J. FALGOUT, III

Tilman J. Falgout, III
Chief Executive Officer

CERTIFICATION

     I, Mark D. Slusser, Chief Financial Officer, Vice President Finance and Secretary of America’s Car-Mart, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of America’s Car-Mart, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: July 25, 2003

/s/ MARK D. SLUSSER

Mark D. Slusser
Chief Financial Officer, Vice President Finance and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries of America’s Car-Mart, Inc.
23.1	Consent of Independent Certified Public Accountants.
24.1	Power of Attorney of William H. Henderson.
24.2	Power of Attorney of Tilman J. Falgout, III.
24.3	Power of Attorney of J. David Simmons.
24.4	Power of Attorney of Robert J. Kehl.
24.5	Power of Attorney of Nan R. Smith.
24.6	Power of Attorney of Carl E. Baggett.
99.1	Form of Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.