Form 10-Q
period 2003-07-31
AMERICAS CARMART INC
filed 2003-09-12
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2003	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Southeast Walton Blvd., Suite 213, Bentonville, Arkansas 72712
(Address of principal executive offices, including zip code)

(479) 464-9944
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 10, 2003
Common stock, par value $.01 per share	7,507,006

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	July 31, 2003	April 30, 2003
	(unaudited)
Assets:
Cash and cash equivalents	$664,731	$783,786
Income tax receivable		161,816
Notes and other receivables	676,815	647,872
Finance receivables, net	95,956,189	91,358,935
Inventory	4,664,349	4,056,027
Prepaid and other assets	489,674	353,014
Property and equipment, net	4,856,604	4,479,132

	$107,308,362	$101,840,582

Liabilities and stockholders’ equity:
Accounts payable	$2,445,519	$2,084,472
Accrued liabilities	5,187,772	6,664,313
Income taxes payable	869,065
Deferred tax liabilities, net	1,698,641	1,162,704
Revolving credit facility	25,286,735	25,968,220
	35,487,732	35,879,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,394,608 issued and outstanding (7,207,963 at April 30, 2003)	73,946	72,080
Additional paid-in capital	31,645,590	30,332,106
Retained earnings	40,101,094	35,556,687
Total stockholders’ equity	71,820,630	65,960,873

	$107,308,362	$101,840,582

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended July 31,
	2003	2002
Revenues:
Sales	$40,320,144	$33,821,210
Interest income	2,990,304	2,275,936
	43,310,448	36,097,146

Costs and expenses:
Cost of sales	20,935,751	17,749,726
Selling, general and administrative	7,306,956	6,555,037
Provision for credit losses	7,720,863	5,601,921
Interest expense	315,666	536,792
Depreciation and amortization	81,817	65,105
	36,361,053	30,508,581

Income from continuing operations before income taxes	6,949,395	5,588,565

Provision for income taxes	2,569,988	2,151,682

Income from continuing operations	4,379,407	3,436,883

Discontinued operations:
Income from discontinued operations, net of taxes and minority interests	165,000	375,318
Loss on sale of discontinued operation, net of tax		(124,974)
Income from discontinued operations	165,000	250,344

Net income	$4,544,407	$3,687,227

Basic earnings per share:
Continuing operations	$.60	$.49
Discontinued operations	.02	.04
Total	$.62	$.53

Diluted earnings per share:
Continuing operations	$.55	$.43
Discontinued operations	.02	.03
Total	$.57	$.46

Weighted average number of shares outstanding:
Basic	7,294,931	6,968,149
Diluted	7,909,500	7,937,008

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended July 31,
	2003	2002
Operating activities:
Net income	$4,544,407	$3,687,227
Less: Income from discontinued operations	165,000	250,344
Income from continuing operations	4,379,407	3,436,883

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	81,817	65,105
Deferred income taxes	535,937	(620,000)
Changes in finance receivables, net:
Finance receivable originations	(38,212,213)	(30,986,169)
Finance receivable collections	24,256,131	19,007,805
Provision for credit losses	7,720,863	5,601,921
Inventory acquired in repossession	1,637,965	1,120,587
Subtotal finance receivables	(4,597,254)	(5,255,856)
Changes in operating assets and liabilities:
Income tax receivable	161,816	425,910
Notes and other receivables	(28,943)	(229,687)
Inventory	(608,322)	(1,001,431)
Prepaid and other	83,340	(318,346)
Accounts payable and accrued liabilities	(1,115,494)	203,841
Income taxes payable	1,627,065	1,815,294
Net cash provided by (used in) operating activities	519,369	(1,478,287)

Investing activities:
Purchase of property and equipment	(459,289)	(707,825)
Sale of discontinued subsidiaries		6,795,000
Note collections from discontinued subsidiaries		2,078,661
Sale of investments and other		2,251
Net cash provided by (used in) investing activities	(459,289)	8,168,087

Financing activities:
Exercise of stock options	835,655	349,688
Purchase of common stock	(333,305)	(506,057)
Repayments of revolving credit facility, net	(681,485)	(721,990)
Repayments of other debt		(6,000,000)
Net cash used in financing activities	(179,135)	(6,878,359)

Cash used in continuing operations	(119,055)	(188,559)
Cash used in discontinued operations		(2,520,506)

Decrease in cash and cash equivalents	(119,055)	(2,709,065)
Cash and cash equivalents at: Beginning of period	783,786	3,750,426

End of period	$664,731	$1,041,361

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart”.  As of July 31, 2003, the Company operated 66 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations.  The Company sold its last remaining discontinued operation in July 2002.  Discontinued operations are described in Note J.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2003.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At July 31, 2003, 4.8% of finance receivable balances were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of delinquent and future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.

The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen and which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $8.68 and $6.37 per share for the three months ended July 31, 2003 and 2002, respectively.

	Three Months Ended July 31,
	2003		2002

Reported net income	$4,544,407		$3,687,227
Fair value compensation cost, net of tax	(42,966)		(307,621)
Pro forma net income	$4,501,441		$3,379,606

Basic earnings per share:
As reported	$.62		$.53
Pro forma	$.62		$.49

Diluted earnings per share:
As reported	$.57		$.46
Pro forma	$.57		$.43

Assumptions:
Dividend yield	0.0%		0.0%
Risk-free interest rate	4.5%		4.5%
Expected volatility	50.0%		50.0%
Expected life	5	years	5	years

Related Party Transactions

During the three months ended July 31, 2003 and 2002, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations.  A director of the Company is also an officer of Dynamic.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2004 presentation.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	July 31, 2003	April 30, 2003

Gross contract amount	$127,737,964	$121,013,893
Unearned finance charges	(10,000,309)	(9,259,863)
Allowance for credit losses	(21,781,466)	(20,395,095)

	$95,956,189	$91,358,935

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2003 and 2002 are as follows:

	Three Months Ended July 31,
	2003	2002
Balance at beginning of period	$20,395,095	$17,042,609
Provision for credit losses	7,720,863	5,601,921
Net charge offs	(6,334,492)	(4,408,880)

Balance at end of period	$21,781,466	$18,235,650

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31, 2003	April 30, 2003

Land and buildings	$2,847,501	$2,764,821
Furniture, fixtures and equipment	790,510	630,065
Leasehold improvements	2,060,355	1,844,191
Less accumulated depreciation and amortization	(841,762)	(759,945)

	$4,856,604	$4,479,132

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31, 2003	April 30, 2003

Compensation	$1,943,239	$3,520,548
Interest	101,404	101,214
Cash overdraft	1,427,096	1,145,112
Deferred revenue	1,294,722	1,269,430
Other	421,311	628,009

	$5,187,772	$6,664,313

F – Debt

A summary of debt is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at July 31, 2003	Balance at April 30, 2003
Bank of Oklahoma	$39.5 million	Prime +.50%	Apr 2004	$25,286,735	$25,968,220

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Interest is charged at the bank’s prime lending rate plus .5% per annum (4.50% and 4.75% at July 31, 2003 and April 30, 2003, respectively).  The revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the revolving credit facility is a function of eligible finance receivables.  Based upon eligible finance receivables at July 31, 2003, the Company could have drawn an additional $14.2 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended July 31,
	2003	2002

Weighted average shares outstanding-basic	7,294,931	6,968,149
Dilutive options and warrants	614,569	968,859

Weighted average shares outstanding-diluted	7,909,500	7,937,008

Antidilutive securities not included:
Options and warrants	17,500	—

H – Commitments and Contingencies

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the federal court dismissed all of the Federal Claims with prejudice.  A motion to dismiss the State Claims is pending before the state district court.  The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter.  Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings.  Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
	2003	2002

Interest paid	$307,414	$521,708
Income taxes paid, net	330,169	739,757

J – Discontinued Operations

In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  This decision was based on management’s desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company’s other operating subsidiaries.  In addition, it is management’s belief that the Company’s ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company’s common stock.  In May 2002, the Company sold its remaining 50% interest in Precision IBC, Inc. (“Precision”) for $3.8 million in cash.  In July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation (“Concorde”) for $3.0 million in cash.  As a result of these two sales, the Company no longer operates any business other than Car-Mart.

As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations include the operations of Concorde through June 2002.  Discontinued operations for the three months ended July 31, 2003 reflect a negotiated settlement of monies due the Company from a former subsidiary of the Company that had been previously written-off.  A summary of the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended July 31,
	2003	2002

Revenues	$250	$3,058
Operating expenses		2,306

Income before taxes and minority interests	250	752

Provision for income taxes	85	283
Minority interests		94

Income from discontinued operations	$165	$375

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results.  As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its installment loans effectively, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws and changes in lending laws or regulations.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart.”  As of July 31, 2003, the Company operated 66 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations.  The Company sold its last remaining discontinued operation in July 2002.  Discontinued operations are described in Note J in the accompanying consolidated financial statements.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2003	Three Months Ended
	July 31,		vs	July 31,
	2003	2002	2002	2003	2002
Revenues:
Sales	$40,320	$33,821	19.2%	100.0%	100.0%
Interest income	2,990	2,276	31.4	7.4	6.7
Total	43,310	36,097	20.0	107.4	106.7

Costs and expenses:
Cost of sales	20,936	17,750	17.9	51.9	52.5
Selling, general and admin	7,307	6,555	11.5	18.1	19.4
Provision for credit losses	7,721	5,602	37.8	19.1	16.6
Interest expense	315	536	(41.2)	.8	1.6
Depreciation and amortization	82	65	26.2	.2	.2
Total	36,361	30,508	19.2	90.2	90.2

Pretax income	$6,949	$5,589	24.3	17.2	16.5

Operating Data:
Retail units sold	6,066	5,273	15.0%
Average stores in operation	65.7	57.7	13.9
Average units sold per store	92.3	91.4	1.0
Average retail sales price	$6,439	$6,213	3.6
Same store revenue growth	16.0%	14.5%

Period End Data:
Stores open	66	59	11.9%
Accounts 30 days or more past due	4.8%	4.4%

Three Months Ended July 31, 2003 vs. Three Months Ended July 31, 2002

Revenues increased $7.2 million, or 20.0%, for the three months ended July 31, 2003 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($5.0 million, or 16.0%), (ii) revenue growth from stores opened during the three months ended July 31, 2002 or stores that added a satellite location after April 30, 2002 ($1.1 million), and (iii) revenues from stores opened after July 31, 2002 ($1.1 million).

Cost of sales as a percentage of sales decreased .6% to 51.9% for the three months ended July 31, 2003 from 52.5% in the same period of the prior fiscal year.  The decrease was principally the result of the Company encouraging store managers to more closely adhere to the Company’s pricing matrix and not using their discretionary authority to discount the sales price of vehicles.

Selling, general and administrative expense as a percentage of sales decreased 1.3% to 18.1% for the three months ended July 31, 2003 from 19.4% in the same period of the prior fiscal year.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance costs.

Provision for credit losses as a percentage of sales increased 2.5%, to 19.1% for the three months ended July 31, 2003 from 16.6% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  The Company believes it incurred higher charge-offs as a percentage of sales as a result of (i) the prior fiscal quarter being one of the lowest periods for charge-offs as a percentage of sales in the last several years, and (ii) management focusing on other parts of the Company’s business, such as opening new lots and training initiatives, and having less of a focus on underwriting and collections.  Recently, management has renewed its focus on the underwriting and collection aspects of its business.

Interest expense as a percentage of sales decreased to .8% for the three months ended July 31, 2003 from 1.6% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company’s revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2003	2002
Operating activities:
Income from continuing operations	$4,379	$3,437
Finance receivables, net	(4,597)	(5,256)
Other	737	341
Total	519	(1,478)

Investing activities:
Purchase of property and equipment	(459)	(708)
Sale of discontinued subsidiaries		6,795
Note collections from discontinued subsidiaries		2,079
Other		2
Total	(459)	8,168

Financing activities:
Exercise of stock options	836	350
Purchase of common stock	(333)	(506)
Revolving credit facility, net	(682)	(722)
Repayment of other debt		(6,000)
Total	(179)	(6,878)

Cash used in continuing operations	$(119)	$(188)

At July 31, 2003, the Company had (i) $.7 million of cash on hand and had an additional $14.2 million of availability under its $39.5 million revolving credit facility, and (ii) $.7 million of other receivables.

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

The Company expects to use cash to (i) grow its finance receivables portfolio by approximately the same percentage that its sales grow, (ii) purchase property and equipment of approximately $2 million in the next twelve months in connection with opening new stores and refurbishing existing stores, and (iii) to the extent excess cash is available, reduce debt.  In addition, from time to time the Company may use cash to repurchase its common stock.  The Company expects to fund the majority of its finance receivables portfolio growth from income generated from operations, with the balance of its capital needs being satisfied by its revolving credit facility.

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

The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales primarily because many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.6% over the last seven years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.3% over the last seven years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.0% at July 31, 2003) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At July 31, 2003, approximately 68% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($117.7 million) and variable interest rate borrowings ($25.3 million), and the percentage of Arkansas originated finance receivables (68%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) in Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+2%	$302	$1,017
+1%	151	509
-1%	(151)	(509)
-2v	(302)	(1,017)

A similar calculation and table was prepared at April 30, 2003.  The calculation and table was materially consistent with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on From 10-Q.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors over the past fiscal quarter that could significantly affect these controls subsequent to the date the evaluation was completed.

PART II

Item 1.  Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the federal court dismissed all of the Federal Claims with prejudice.  A motion to dismiss the State Claims is pending before the state district court.  The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter.  Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings.  Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)                               Exhibits:

10.6                         Employment agreement dated May 1, 2003 by and between America’s Car-Mart, Inc. and William H. Henderson.

10.7                           Employment agreement dated May 1, 2003 by and between America’s Car-Mart, Inc. and Eddie Lee Hight.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                              Reports on Form 8-K:

During the fiscal quarter ended July 31, 2003 the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

America’s Car-Mart, Inc.

	By:	\s\ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(Principal Executive Officer)

	By:	\s\ Mark D. Slusser
Mark D. Slusser
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: September 11, 2003

Exhibit Index

10.6                         Employment agreement dated May 1, 2003 by and between America’s Car-Mart, Inc. and William H. Henderson.

10.7                         Employment agreement dated May 1, 2003 by and between America’s Car-Mart, Inc. and Eddie Lee Hight.

31.1                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.