Form 10-Q
period 2003-10-31
AMERICAS CARMART INC
filed 2003-12-10
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: October 31, 2003	Commission file number: 0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 8, 2003
Common stock, par value $.01 per share	7,605,295

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	October 31, 2003	April 30, 2003
	(unaudited)
Assets:
Cash and cash equivalents	$1,563,163	$783,786
Income tax receivable	158,228	161,816
Notes and other receivables	621,570	647,872
Finance receivables, net	99,282,011	91,358,935
Inventory	4,819,994	4,056,027
Prepaid and other assets	459,095	353,014
Property and equipment, net	5,054,215	4,479,132

	$111,958,276	$101,840,582

Liabilities and stockholders’ equity:
Accounts payable	$2,739,969	$2,084,472
Accrued liabilities	4,694,523	6,664,313
Deferred tax liabilities, net	1,722,641	1,162,704
Revolving credit facility	25,744,656	25,968,220
	34,901,789	35,879,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,596,318 issued and outstanding (7,207,963 at April 30, 2003)	75,963	72,080
Additional paid-in capital	33,064,300	30,332,106
Retained earnings	43,916,224	35,556,687
Total stockholders’ equity	77,056,487	65,960,873

	$111,958,276	$101,840,582

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
Sales	$40,196,997	$35,925,718	$80,517,141	$69,746,928
Interest income	3,117,827	2,351,876	6,108,131	4,627,812
	43,314,824	38,277,594	86,625,272	74,374,740

Costs and expenses:
Cost of sales	21,195,825	19,066,304	42,131,576	36,816,030
Selling, general and administrative	7,128,642	6,631,380	14,435,598	13,186,417
Provision for credit losses	8,560,796	7,192,076	16,281,659	12,793,997
Interest expense	304,912	468,942	620,578	1,005,734
Depreciation and amortization	78,346	70,645	160,163	135,750
	37,268,521	33,429,347	73,629,574	63,937,928

Income from continuing operations before tax	6,046,303	4,848,247	12,995,698	10,436,812

Provision for income taxes	2,231,173	1,747,846	4,801,161	3,899,528

Income from continuing operations	3,815,130	3,100,401	8,194,537	6,537,284

Discontinued operations:
Income from discontinued operations, net of taxes and minority interests			165,000	375,318
Gain on sale of discontinued operation, after tax		255,842		130,868
Income from discontinued operations		255,842	165,000	506,186

Net income	$3,815,130	$3,356,243	$8,359,537	$7,043,470

Basic earnings per share:
Continuing operations	$.51	$.44	$1.11	$.94
Discontinued operations		.04	.02	.07
Total	$.51	$.48	$1.13	$1.01

Diluted earnings per share:
Continuing operations	$.48	$.40	$1.03	$.83
Discontinued operations		.03	.02	.06
Total	$.48	$.43	$1.05	$.89

Weighted average number of shares outstanding:
Basic	7,512,401	6,997,169	7,403,666	6,982,659
Diluted	7,950,608	7,808,712	7,930,054	7,872,863

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Six Months Ended October 31,
		2003	2002
	Operating activities:
	Net income	$8,359,537	$7,043,470
	Less: Income from discontinued operations	165,000	506,186
	Income from continuing operations	8,194,537	6,537,284

	Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
	Depreciation and amortization	160,163	135,750
	Deferred income taxes	559,937	(113,469)
	Changes in finance receivables, net:
	Finance receivable originations	(75,153,632)	(63,703,121)
	Finance receivable collections	47,689,270	39,070,230
	Provision for credit losses	16,281,659	12,793,997
	Inventory acquired in repossession	3,259,627	2,624,080
	Subtotal finance receivables	(7,923,076)	(9,214,814)
	Changes in operating assets and liabilities:
	Income tax receivable	3,588	(195,247)
	Notes and other receivables	26,302	809,329
	Inventory	(763,967)	(621,465)
	Prepaid and other	113,919	(168,937)
	Accounts payable and accrued liabilities	(1,314,293)	(1,563,691)
	Income taxes payable	1,476,000	2,081,536
	Net cash provided by (used in) operating activities	533,110	(2,313,724)

	Investing activities:
	Purchase of property and equipment	(735,246)	(1,203,470)
	Sale of discontinued subsidiaries		6,795,000
	Note collections from discontinued subsidiaries		2,078,661
	Other		(18,274)
	Net cash provided by (used in) investing activities	(735,246)	7,651,917

	Financing activities:
	Exercise of stock options	1,617,990	590,666
	Purchase of common stock	(412,913)	(1,726,042)
	Proceeds from (repayments of) revolving credit facility, net	(223,564)	1,084,208
	Repayments of other debt		(6,000,000)
	Net cash provided by (used in) financing activities	981,513	(6,051,168)

	Cash provided by (used in) continuing operations	779,377	(712,975)
	Cash used in discontinued operations		(2,520,506)

	Increase (decrease) in cash and cash equivalents	779,377	(3,233,481)
Cash and cash equivalents at:	Beginning of period	783,786	3,750,426

	End of period	$1,563,163	$516,945

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart.”  As of October 31, 2003, the Company operated 65 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations.  The Company sold its last remaining discontinued operation in July 2002 as described in Note J.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2003.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At October 31, 2003, 5.2% of finance receivable balances were 30 days or more past due.

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

The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management’s expectations of future credit losses.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen and which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123, and using the assumptions detailed below, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $8.68 and $6.37 per share for the six months ended October 31, 2003 and 2002, respectively.

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Reported net income	$3,815,130	$3,356,243	$8,359,537	$7,043,470
Fair value compensation cost, net of tax	—	—	42,966	307,621

Pro forma net income	$3,815,130	$3,356,243	$8,316,571	$6,735,849

Basic earnings per share:
As reported	$.51	$.48	$1.13	$1.01
Pro forma	$.51	$.48	$1.12	$.96

Diluted earnings per share:
As reported	$.48	$.43	$1.05	$.89
Pro forma	$.48	$.43	$1.04	$.86

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	4.5%	4.3%	4.5%
Expected volatility	60.0%	50.0%	55.0%	50.0%
Expected life	5 years	5 years	5 years	5 years

Related Party Transactions

During the six months ended October 31, 2003 and 2002, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations.  A director of the Company is also an officer of Dynamic.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	October 31, 2003	April 30, 2003

Gross contract amount	$132,492,280	$121,013,893
Unearned finance charges	(10,449,244)	(9,259,863)
Allowance for credit losses	(22,761,025)	(20,395,095)

	$99,282,011	$91,358,935

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2003 and 2002 are as follows:

	Six Months Ended October 31,
	2003	2002
Balance at beginning of period	$20,395,095	$17,042,609
Provision for credit losses	16,281,659	12,793,997
Net charge offs	(13,915,729)	(10,702,303)

Balance at end of period	$22,761,025	$19,134,303

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31, 2003	April 30, 2003

Land and buildings	$3,111,456	$2,764,821
Furniture, fixtures and equipment	768,350	630,065
Leasehold improvements	2,061,795	1,844,191
Less accumulated depreciation and amortization	(887,386)	(759,945)

	$5,054,215	$4,479,132

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31, 2003	April 30, 2003

Compensation	$1,984,463	$3,520,548
Interest	98,589	101,214
Cash overdraft	941,817	1,145,112
Deferred revenue	1,288,389	1,269,430
Other	381,265	628,009

	$4,694,523	$6,664,313

F – Debt

A summary of debt is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at October 31, 2003	Balance at April 30, 2003
Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$25,744,656	$25,968,220

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Effective November 30, 2003, interest is charged at the bank’s prime lending rate per annum.  Prior to November 30, 2003, interest was charged at the bank’s prime lending rate plus .5% (4.50% and 4.75% at October 31, 2003 and April 30, 2003, respectively).  The revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the revolving credit facility is a function of eligible finance receivables.  Based upon eligible finance receivables at October 31, 2003, the Company could have drawn an additional $13.8 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Weighted average shares outstanding-basic	7,512,401	6,997,169	7,403,666	6,982,659
Dilutive options and warrants	438,207	811,543	526,388	890,204

Weighted average shares outstanding-diluted	7,950,608	7,808,712	7,930,054	7,872,863

Antidilutive securities not included: Options and warrants	—	57,500	8,750	57,500

During the six months ended October 31, 2003, options and warrants covering 411,055 shares were exercised that resulted in proceeds of $1,617,990.

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

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
	2003	2002

Interest paid	$607,078	$1,009,580
Income taxes paid, net	2,846,617	2,335,988

J – Discontinued Operations

In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  This decision was based on management’s desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company’s other operating subsidiaries.  In addition, it was management’s belief that the Company’s ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company’s common stock.  In May 2002, the Company sold its remaining 50% interest in Precision IBC, Inc. (“Precision”) for $3.8 million in cash.  In July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation (“Concorde”) for $3.0 million in cash.  As a result of these two sales, the Company no longer operates any business other than Car-Mart.

As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations include the operations of Concorde through June 2002.  Discontinued operations for the six months ended October 31, 2003 reflect a negotiated settlement of amounts due from a former subsidiary of the Company that had been previously written-off.  A summary of the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Revenues	$—	$—	$250	$3,058
Operating expenses				2,306

Income before taxes and minority interests			250	752

Provision for income taxes			85	283
Minority interests				94

Income from discontinued operations	$—	$—	$165	$375

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

Overview

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart.”  As of October 31, 2003, the Company operated 65 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2003 vs. 2002	Three Months Ended October 31,
	2003	2002		2003	2002
Revenues:
Sales	$40,197	$35,926	11.9%	100.0%	100.0%
Interest income	3,118	2,352	32.6	7.8	6.5
Total	43,315	38,278	13.2	107.8	106.5

Costs and expenses:
Cost of sales	21,196	19,066	11.2	52.7	53.1
Selling, general and admin	7,129	6,632	7.5	17.7	18.4
Provision for credit losses	8,561	7,192	19.0	21.3	20.0
Interest expense	305	469	(35.0)	.8	1.3
Depreciation and amortization	78	71	9.9	.2	.2
Total	37,269	33,430	11.5	92.7	93.0

Pretax income	$6,046	$4,848	24.7	15.1	13.5

Operating Data:
Retail units sold	6,096	5,536	10.1%
Average stores in operation	65.7	61.7	6.5
Average units sold per store	92.8	89.7	3.4
Average retail sales price	$6,350	$6,279	1.1
Same store revenue growth	11.1%	14.2%

Period End Data:
Stores open	65	62	4.8%
Accounts 30 days or more past due	5.2%	3.9%

Three Months Ended October 31, 2003 vs. Three Months Ended October 31, 2002

Revenues increased $5.0 million, or 13.2%, for the three months ended October 31, 2003 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($3.9 million, or 11.1%), (ii) revenue growth from stores opened during the three months ended October 31, 2002 or stores that added a satellite location after July 31, 2002 ($.4 million), and (iii) revenues from stores opened after October 31, 2002 ($.7 million).

Cost of sales as a percentage of sales decreased to 52.7% for the three months ended October 31, 2003 from 53.1% in the same period of the prior fiscal year.  The decrease was principally the result of the Company encouraging store managers to more closely adhere to the Company’s pricing matrix and to not use their discretionary authority to discount the sales price of vehicles.

Selling, general and administrative expense as a percentage of sales decreased to 17.7% for the three months ended October 31, 2003 from 18.4% in the same period of the prior fiscal year.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance costs.

Provision for credit losses as a percentage of sales increased to 21.3% for the three months ended October 31, 2003 from 20.0% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  The Company believes it incurred higher charge-offs as a percentage of sales as a result of management focusing on other parts of the Company’s business in the recent past, such as opening new lots and training initiatives, and having less of a focus on underwriting and collections.  Recently, management has renewed its focus on the underwriting and collection aspects of its business.

Interest expense as a percentage of sales decreased to .8% for the three months ended October 31, 2003 from 1.3% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company’s revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2003 vs. 2002	Six Months Ended October 31,
	2003	2002		2003	2002
Revenues:
Sales	$80,517	$69,747	15.4%	100.0%	100.0%
Interest income	6,108	4,628	32.0	7.6	6.6
Total	86,625	74,375	16.5	107.6	106.6

Costs and expenses:
Cost of sales	42,132	36,816	14.4	52.3	52.8
Selling, general and admin	14,436	13,187	9.5	17.9	18.9
Provision for credit losses	16,282	12,794	27.3	20.2	18.3
Interest expense	620	1,005	(38.3)	.8	1.4
Depreciation and amortization	160	136	17.6	.2	.2
Total	73,630	63,938	15.2	91.4	91.6

Pretax income	$12,995	$10,437	24.5	16.2	15.0

Operating Data:
Retail units sold	12,162	10,809	12.5%
Average stores in operation	65.7	59.7	10.1
Average units sold per store	185.1	181.1	2.2
Average retail sales price	$6,393	$6,249	2.3
Same store revenue growth	11.5%	14.0%

Period End Data:
Stores open	65	62	4.8%
Accounts 30 days or more past due	5.2%	3.9%

Six Months Ended October 31, 2003 vs. Six Months Ended October 31, 2002

Revenues increased $12.3 million, or 16.5%, for the six months ended October 31, 2003 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($8.1 million, or 11.5%), (ii) revenue growth from stores opened during the six months ended October 31, 2002 or stores that added a satellite location after April 30, 2002 ($2.8 million), and (iii) revenues from stores opened after October 31, 2002 ($1.4 million).

Cost of sales as a percentage of sales decreased to 52.3% for the six months ended October 31, 2003 from 52.8% in the same period of the prior fiscal year.  The decrease was principally the result of the Company encouraging store managers to more closely adhere to the Company’s pricing matrix and to not use their discretionary authority to discount the sales price of vehicles.

Selling, general and administrative expense as a percentage of sales decreased to 17.9% for the six months ended October 31, 2003 from 18.9% in the same period of the prior fiscal year.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance costs.

Provision for credit losses as a percentage of sales increased to 20.2% for the six months ended October 31, 2003 from 18.3% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  The Company believes it incurred higher charge-offs as a percentage of sales as a result of management focusing on other parts of the Company’s business in the recent past, such as opening new lots and training initiatives, and having less of a focus on underwriting and collections.  Recently, management has renewed its focus on the underwriting and collection aspects of its business.

Interest expense as a percentage of sales decreased to .8% for the six months ended October 31, 2003 from 1.4% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company’s revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended October 31,
	2003	2002
Operating activities:
Income from continuing operations	$8,195	$6,537
Finance receivables, net	(7,923)	(9,215)
Other	261	364
Total	533	(2,314)

Investing activities:
Purchase of property and equipment	(735)	(1,203)
Sale of discontinued subsidiaries		6,795
Note collections from discontinued subsidiaries		2,079
Other		(19)
Total	(735)	7,652

Financing activities:
Exercise of stock options	1,618	591
Purchase of common stock	(413)	(1,726)
Revolving credit facility, net	(224)	1,084
Repayment of other debt		(6,000)
Total	981	(6,051)

Cash provided by (used in) continuing operations	$779	$(713)

At October 31, 2003, the Company had $1.6 million of cash on hand and had an additional $13.8 million of availability under its $39.5 million revolving credit facility.

On both a short-term and long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings from a revolving credit facility.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company’s revolving credit facility matures in April 2006.  The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses.  Below is a discussion of the Company’s accounting policy concerning its allowance for credit losses.  Other accounting policies are disclosed in Note B in the accompanying consolidated financial statements.

The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management’s expectations of future credit losses.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Seasonality

The Company’s business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for automobile sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for automobile sales primarily because many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.6% over the last seven years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.4% over the last seven years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.0% at October 31, 2003) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2003, approximately 67% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($122.0 million) and variable interest rate borrowings ($25.7 million), and the percentage of Arkansas originated finance receivables (67%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) in Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+2%	$310	$1,041
+1%	155	520
-1%	(155)	(520)
-2%	(310)	(1,041)

A similar calculation and table were prepared at April 30, 2003.  The calculation and table were materially consistent with the information provided above.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company’s 2003 annual meeting was held on October 2, 2003.  The record date for such meeting was August 22, 2003 on which date there were a total of 7,429,063 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s shareholders approved the election of directors as follows:

Election of Directors:

Director	Votes For	Votes Against	Votes Abstained

William H. Henderson	6,685,158	448,273	68,763
T.J. Falgout, III	6,731,258	402,173	68,763
Robert J. Kehl	7,133,217	214	68,763
J. David Simmons	7,132,517	914	68,763
Carl E. Baggett	7,126,917	6,514	68,763
Nan R. Smith	6,731,358	402,073	68,763

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

4.2.1      Amendment dated November 30, 2003 to Agented Revolving Credit Agreement dated December 18, 2001 by and between the Company as borrower, and Bank of Oklahoma and certain other banks as lenders.

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

During the fiscal quarter ended October 31, 2003 the Company filed one report on Form 8-K pertaining to a press release dated September 10, 2003 announcing earnings for the fiscal quarter ended July 31, 2003.

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
Mark D. Slusser
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Dated: December 10, 2003

Exhibit Index

4.2.1      Amendment dated November 30, 2003 to Agented Revolving Credit Agreement dated December 18, 2001 by and between the Company as borrower, and Bank of Oklahoma and certain other banks as lenders.

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.