Form 10-Q
period 2004-01-31
AMERICAS CARMART INC
filed 2004-03-05
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2004	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 2, 2004
Common stock, par value $.01 per share	7,728,341

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	January 31, 2004	April 30, 2003
	(unaudited)
Assets:
Cash and cash equivalents	$1,177,712	$783,786
Income tax receivable		161,816
Notes and other receivables	537,679	647,872
Finance receivables, net	100,279,489	91,358,935
Inventory	4,498,885	4,056,027
Prepaid and other assets	408,065	353,014
Property and equipment, net	5,393,753	4,479,132

	$112,295,583	$101,840,582

Liabilities and stockholders’ equity:
Liabilities:
Accounts payable	$2,513,856	$2,084,472
Accrued liabilities	3,574,385	6,664,313
Income taxes payable	590,777
Deferred tax liabilities, net	1,722,640	1,162,704
Revolving credit facility	23,913,131	25,968,220
Total liabilities	32,314,789	35,879,709

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,705,241 issued and outstanding (7,207,963 at April 30, 2003)	77,052	72,080
Additional paid-in capital	33,177,880	30,332,106
Retained earnings	46,725,862	35,556,687
Total stockholders’ equity	79,980,794	65,960,873

	$112,295,583	$101,840,582

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
Sales	$38,642,711	$35,730,236	$119,159,852	$105,477,164
Interest income	3,210,086	2,569,293	9,318,217	7,197,105
	41,852,797	38,299,529	128,478,069	112,674,269

Costs and expenses:
Cost of sales	19,882,443	19,011,745	62,014,019	55,827,775
Selling, general and administrative	7,387,369	7,012,232	21,822,967	20,198,649
Provision for credit losses	9,765,192	6,621,280	26,046,851	19,415,277
Interest expense	294,024	361,206	914,602	1,366,940
Depreciation and amortization	71,450	74,175	231,613	209,925
	37,400,478	33,080,638	111,030,052	97,018,566

Income from continuing operations before tax	4,452,319	5,218,891	17,448,017	15,655,703

Provision for income taxes	1,642,681	1,935,349	6,443,842	5,834,877

Income from continuing operations	2,809,638	3,283,542	11,004,175	9,820,826

Discontinued operations:
Income from discontinued operations, after tax			165,000	375,318
Gain on sale of discontinued operation, after tax				130,868
Income from discontinued operations			165,000	506,186

Net income	$2,809,638	$3,283,542	$11,169,175	$10,327,012

Basic earnings per share:
Continuing operations	$.37	$.47	$1.47	$1.41
Discontinued operations			.02	.07
Total	$.37	$.47	$1.49	$1.48

Diluted earnings per share:
Continuing operations	$.35	$.42	$1.38	$1.25
Discontinued operations			.02	.07
Total	$.35	$.42	$1.40	$1.32

Weighted average number of shares outstanding:
Basic	7,634,222	6,996,036	7,480,518	6,987,118
Diluted	7,994,430	7,794,090	7,951,513	7,846,605

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Nine Months Ended January 31,
		2004	2003
	Operating activities:
	Net income	$11,169,175	$10,327,012
	Less: Income from discontinued operations	165,000	506,186
	Income from continuing operations	11,004,175	9,820,826

	Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
	Depreciation and amortization	231,613	209,925
	Deferred income taxes	559,936	369,700
	Changes in finance receivables, net:
	Finance receivable originations	(111,374,611)	(96,096,526)
	Finance receivable collections	71,435,701	60,265,397
	Provision for credit losses	26,046,851	19,415,277
	Inventory acquired in repossession	4,971,505	4,076,586
	Subtotal finance receivables	(8,920,554)	(12,339,266)
	Changes in operating assets and liabilities:
	Income tax receivable	161,816	7,948,204
	Notes and other receivables	110,193	814,178
	Inventory	(442,858)	(1,199,651)
	Prepaid and other	164,949	13,742
	Accounts payable and accrued liabilities	(2,660,544)	(1,370,698)
	Income taxes payable	2,168,777	266,387
	Net cash provided by operating activities	2,377,503	4,533,347

	Investing activities:
	Purchase of property and equipment	(1,146,234)	(1,668,560)
	Sale of discontinued subsidiaries		6,795,000
	Note collections from discontinued subsidiaries		2,078,661
	Other		(26,015)
	Net cash provided by (used in) investing activities	(1,146,234)	7,179,086

	Financing activities:
	Exercise of stock options	2,129,693	664,618
	Purchase of common stock	(911,947)	(1,809,048)
	Repayments of revolving credit facility, net	(2,055,089)	(3,702,362)
	Repayments of other debt		(7,500,000)
	Net cash used in financing activities	(837,343)	(12,346,792)

	Cash provided by (used in) continuing operations	393,926	(634,359)
	Cash used in discontinued operations		(2,520,506)

	Increase (decrease) in cash and cash equivalents	393,926	(3,154,865)
Cash and cash equivalents at:	Beginning of period	783,786	3,750,426

	End of period	$1,177,712	$595,561

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart.”  As of January 31, 2004, the Company operated 68 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

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

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2003.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At January 31, 2004, 4.5% of finance receivable balances were over 30 days past due.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123, and using the assumptions detailed below, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $8.68 and $6.37 per share for the nine months ended January 31, 2004 and 2003, respectively.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Reported net income	$2,809,638	$3,283,542	$11,169,175	$10,327,012
Fair value compensation cost, net of tax	—	—	42,966	307,621

Pro forma net income	$2,809,638	$3,283,542	$11,126,209	$10,019,391

Basic earnings per share:
As reported	$.37	$.47	$1.49	$1.48
Pro forma	$.37	$.47	$1.49	$1.43

Diluted earnings per share:
As reported	$.35	$.42	$1.40	$1.32
Pro forma	$.35	$.42	$1.40	$1.28

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	4.5%	4.3%	4.5%
Expected volatility	60.0%	50.0%	55.0%	50.0%
Expected life	5 years	5 years	5 years	5 years

Related Party Transactions

During the nine months ended January 31, 2004 and 2003, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations.  A director of the Company is also an officer of Dynamic.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically have interest rates ranging from 6% to 19% per annum and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	January 31, 2004	April 30, 2003

Gross contract amount	$134,746,741	$121,013,893
Unearned finance charges	(10,407,635)	(9,259,863)
Allowance for credit losses	(24,059,617)	(20,395,095)

	$100,279,489	$91,358,935

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2004 and 2003 are as follows:

	Nine Months Ended January 31,
	2004	2003
Balance at beginning of period	$20,395,095	$17,042,609
Provision for credit losses	26,046,851	19,415,277
Net charge-offs	(22,382,329)	(16,942,359)

Balance at end of period	$24,059,617	$19,515,527

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31, 2004	April 30, 2003

Land and buildings	$3,320,013	$2,764,821
Furniture, fixtures and equipment	768,350	630,065
Leasehold improvements	2,264,226	1,844,191
Less accumulated depreciation and amortization	(958,836)	(759,945)

	$5,393,753	$4,479,132

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31, 2004	April 30, 2003

Compensation	$1,630,681	$3,520,548
Interest	95,440	101,214
Cash overdraft	143,785	1,145,112
Deferred revenue	1,271,262	1,269,430
Other	433,217	628,009

	$3,574,385	$6,664,313

F – Debt

A summary of debt is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at January 31, 2004	Balance at April 30, 2003
Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$23,913,131	$25,968,220

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Interest is charged at the bank’s prime lending rate per annum (4.0% at January 31, 2004).  Prior to November 30, 2003, interest was charged at the bank’s prime lending rate plus .5% (4.75% at April 30, 2003).  The revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the revolving credit facility is a function of eligible finance receivables.  Based upon eligible finance receivables at January 31, 2004, the Company could have drawn an additional $15.6 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Weighted average shares outstanding-basic	7,634,222	6,996,036	7,480,518	6,987,118
Dilutive options and warrants	360,208	798,054	470,995	859,487

Weighted average shares outstanding-diluted	7,994,430	7,794,090	7,951,513	7,846,605

Antidilutive securities not included:
Options and warrants	—	62,500	5,833	62,500

During the nine months ended January 31, 2004, options and warrants covering 538,478 shares were exercised that resulted in proceeds of $2,129,693.

H – Commitments and Contingencies

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the federal court dismissed all of the Federal Claims with prejudice.  The State Claims are pending before the state district court.  The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter.  Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings.  Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
	2004	2003

Interest paid	$898,875	$1,393,580
Income taxes paid (refunded), net	3,638,289	(3,280,662)

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

As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations include the operations of Concorde through June 2002.  Discontinued operations for the nine months ended January 31, 2004 reflect a negotiated settlement of amounts due from a former subsidiary of the Company that had been previously written-off.  A summary of the Company’s discontinued operations is as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003

Revenues	$—	$—	$250	$3,058
Operating expenses				2,306

Income before taxes and minority interests			250	752

Provision for income taxes			85	283
Minority interests				94

Income from discontinued operations	$—	$—	$165	$375

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

Overview

America’s Car-Mart, Inc., a Texas corporation (“Corporate” or the “Company”), is a holding company that operates automotive dealerships through its subsidiaries that focus exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Car-Mart of Arkansas and Colonial are collectively referred to herein as “Car-Mart.”  As of January 31, 2004, the Company operated 68 stores located primarily in small cities throughout the South-Central United States.  The Company provides financing for substantially all of its customers, many of whom would not qualify for conventional financing as a result of limited credit histories or past credit problems.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a% of Sales
	Three Months Ended January 31,		2004 vs.	Three Months Ended January 31,
	2004	2003	2003	2004	2003
Revenues:
Sales	$38,643	$35,730	8.2%	100.0%	100.0%
Interest income	3,210	2,569	25.0	8.3	7.2
Total	41,853	38,299	9.3	108.3	107.2

Costs and expenses:
Cost of sales	19,882	19,012	4.6	51.5	53.2
Selling, general and admin	7,387	7,012	5.3	19.1	19.6
Provision for credit losses	9,765	6,621	47.5	25.3	18.5
Interest expense	295	361	(18.3)	.8	1.0
Depreciation and amortization	71	74	(4.1)	.2	.2
Total	37,400	33,080	13.1	96.8	92.6

Pretax income	$4,453	$5,219	(14.7)	11.5	14.6

Operating Data:
Retail units sold	5,936	5,321	11.6%
Average stores in operation	67.3	62.0	8.5
Average units sold per store	88.2	85.8	2.8
Average retail sales price	$6,300	$6,506	(3.2)
Same store revenue growth	5.9%	17.1%

Period End Data:
Stores open	68	63	7.9%
Accounts over 30 days past due	4.5%	5.2%

Three Months Ended January 31, 2004 vs. Three Months Ended January 31, 2003

Revenues increased $3.6 million, or 9.3%, for the three months ended January 31, 2004 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($2.1million, or 5.9%), (ii) revenue growth from stores opened during the three months ended January 31, 2003 or stores that opened or closed a satellite location after October 31, 2002 ($.1 million), and (iii) revenues from stores opened after January 31, 2003 ($1.4 million).

Same store revenue growth slowed to 5.9% for the three months ended January 31, 2004 from 17.1% in the same period of the prior fiscal year.  The decrease was principally the result of a 3.2% decrease in the average retail sales price in the current fiscal period as compared to a 6.8% increase in the same period of the prior fiscal year.  The decrease in the average retail sales price stems from a decision at the beginning of the current fiscal year to sell a higher percentage of lower-priced vehicles.  On a percentage basis, lower-priced vehicles have higher gross margins, and are more affordable than higher-priced vehicles.  However, selling lower-priced vehicles has a negative impact on revenue growth, and, as discussed below, loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  As a result of the negative impact on revenue growth and the higher charge-off experience, the Company recently decided to substantially reduce its purchase and sale of lower-priced vehicles.

Cost of sales as a percentage of sales decreased to 51.5% for the three months ended January 31, 2004 from 53.2% in the same period of the prior fiscal year.  The decrease was principally the result of the Company’s decision to sell a higher percentage of lower-priced vehicles (which have higher gross margin percentages than higher-priced vehicles), and a decision in late December 2003 to raise prices by about $200, or 3%, on most of the vehicles it sells.  The effect of the December 2003 price increase will be fully reflected in the fourth quarter of fiscal 2004.

Selling, general and administrative expense as a percentage of sales decreased to 19.1% for the three months ended January 31, 2004 from 19.6% in the same period of the prior fiscal year.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance and advertising costs.

Provision for credit losses as a percentage of sales increased to 25.3% for the three months ended January 31, 2004 from 18.5% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales and an increase of the

Company’s allowance for credit losses as a percentage of finance receivable principal balances.  During the three months ended January 31, 2004, the Company increased its allowance for credit losses by 70 basis points from 18.65% to 19.35% of finance receivable principal balances.  The increase was determined to be needed primarily as a result of the higher charge-offs as previously discussed.

The increase in charge-offs was partially attributable to a change in Company policy with respect to the number of accounts over 30 days past due the Company will allow its stores to carry.  At January 31, 2004, the Company reduced the percentage of accounts over 30 days past due to 4.5%, from 5.2% at October 31, 2003 and 5.2% at January 31, 2003.  The Company expects to further reduce this percentage by April 30, 2004.  Management believes that by not allowing stores to carry as many accounts over 30 days past due (and in particular, accounts over 60 days past due), store managers and collection personnel will be forced to address these severely past due accounts on a timelier basis which will increase the likelihood that a greater percentage of these accounts can be “saved”, rather than charged-off.

As discussed above, the Company also believes the increase in charge-offs is partially attributable to a decision at the beginning of the current fiscal year to sell a higher percentage of lower-priced vehicles.  Lower-priced vehicles have higher margins on a percentage basis and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  As a result of the negative impact on revenue growth (as discussed above) and higher than normal charge-off experience, the Company recently decided to substantially reduce its purchase and sale of lower-priced vehicles.

Interest expense as a percentage of sales decreased to .8% for the three months ended January 31, 2004 from 1.0% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company’s revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a% of Sales
	Nine Months Ended January 31,		2004 vs.	Nine Months Ended January 31,
	2004	2003	2003	2004	2003
Revenues:
Sales	$119,160	$105,477	13.0%	100.0%	100.0%
Interest income	9,318	7,197	29.5	7.8	6.8
Total	128,478	112,674	14.0	107.8	106.8

Costs and expenses:
Cost of sales	62,014	55,828	11.1	52.0	52.9
Selling, general and admin	21,823	20,199	8.0	18.3	19.2
Provision for credit losses	26,047	19,415	34.2	21.9	18.4
Interest expense	915	1,366	(33.0)	.8	1.3
Depreciation and amortization	231	210	10.0	.2	.2
Total	111,030	97,018	14.4	93.2	92.0

Pretax income	$17,448	$15,656	11.4	14.6	14.8

Operating Data:
Retail units sold	18,098	16,130	12.2%
Average stores in operation	66.2	60.5	9.5
Average units sold per store	273.2	266.8	2.4
Average retail sales price	$6,363	$6,334.5
Same store revenue growth	10.8%	15.0%

Period End Data:
Stores open	68	63	7.9%
Accounts over 30 days past due	4.5%	5.2%

Nine Months Ended January 31, 2004 vs. Nine Months Ended January 31, 2003

Revenues increased $15.8 million, or 14.0%, for the nine months ended January 31, 2004 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($10.1 million, or 10.8%), (ii) revenue growth from stores opened during the nine months ended January 31, 2003 or stores that opened or closed a satellite location after April 30, 2002 ($3.0 million), and (iii) revenues from stores opened after January 31, 2003 ($2.7 million).

Same store revenue growth slowed to 10.8% for the nine months ended January 31, 2004 from 15.0% in the same period of the prior fiscal year.  The decrease was principally the result of a smaller increase in the average retail sales price during the current fiscal period (.5%) as compared to same period in the prior fiscal year (4.2%).  The slowing of growth in the average retail sales price stems from a decision at the beginning of the current fiscal year to sell a higher percentage of lower-priced vehicles as discussed above.

Cost of sales as a percentage of sales decreased to 52.0% for the nine months ended January 31, 2004 from 52.9% in the same period of the prior fiscal year.  The decrease was principally the result of (i) the Company’s decision in late December 2003 to raise prices by about $200, or 3%, on most of the vehicles it sells, and (ii) encouraging store managers to more closely adhere to the Company’s pricing matrix and to not use their discretionary authority to discount the sales price of vehicles.

Selling, general and administrative expense as a percentage of sales decreased to 18.3% for the nine months ended January 31, 2004 from 19.2% in the same period of the prior fiscal year.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance and advertising costs.

Provision for credit losses as a percentage of sales increased to 21.9% for the nine months ended January 31, 2004 from 18.4% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales and an increase of the Company’s allowance for credit losses as a percentage of finance receivable principal balances.  During the nine months ended January 31, 2004, the Company increased its allowance for credit losses by 110 basis points from 18.25% to 19.35% of finance receivable principal balances.  The increase was determined to be needed primarily as a result of the higher charge-offs as previously discussed.

The increase in charge-offs was partially attributable to a change in Company policy with respect to the number of accounts over 30 days past due the Company will allow its stores to carry.  At January 31, 2004, the Company reduced the percentage of accounts over 30 days past due to 4.5%, from 5.2% at January 31, 2003.  The Company expects to further reduce this percentage by April 30, 2004.  Management believes that by not allowing stores to carry as many accounts over 30 days past due (and in particular, accounts over 60 days past due), store managers and collection personnel will be forced to address these severely past due accounts on a timelier basis which will increase the likelihood that a greater percentage of these accounts can be “saved”, rather than charged-off.

As discussed above, the Company also believes the increase in charge-offs is partially attributable to a decision at the beginning of the current fiscal year to sell a higher percentage of lower-priced vehicles.  Lower priced vehicles have higher-margins on a percentage basis and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  As a result of the negative impact on revenue growth (as discussed above) and higher than normal charge-off experience, the Company recently decided to substantially reduce its purchase and sale of lower-priced vehicles.

Interest expense as a percentage of sales decreased to .8% for the nine months ended January 31, 2004 from 1.3% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company’s revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2004	2003
Operating activities:
Income from continuing operations	$11,004	$9,821
Finance receivables, net	(8,921)	(12,339)
Income tax receivable	162	7,948
Other	132	(897)
Total	2,377	4,533

Investing activities:
Purchase of property and equipment	(1,146)	(1,669)
Sale of discontinued subsidiaries		6,795
Note collections from discontinued subsidiaries		2,079
Other		(26)
Total	(1,146)	7,179

Financing activities:
Exercise of stock options	2,130	665
Purchase of common stock	(912)	(1,809)
Revolving credit facility, net	(2,055)	(3,702)
Repayment of other debt		(7,500)
Total	(837)	(12,346)

Cash provided by (used in) continuing operations	$394	$(634)

At January 31, 2004, the Company had $1.2 million of cash on hand and had an additional $15.6 million of availability under its $39.5 million revolving credit facility.

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

Seasonality

The Company’s business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for automobile sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for automobile sales primarily because many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.6% over the last seven years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.8% over the last seven years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.0% at January 31, 2004) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2004, approximately 67% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($124.3 million) and variable interest rate borrowings ($23.9 million), and the percentage of Arkansas originated finance receivables (67%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) in Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+2%	$362	$1,106
+1%	181	553
-1%	(181)	(553)
-2%	(362)	(1,106)

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

PART II

Item 1.           Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the federal court dismissed all of the Federal Claims with prejudice.  The State Claims are pending before the state district court.  The Company believes the remaining State Claims are without merit and intends to vigorously contest liability in this matter.  Further, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings.  Although the Company cannot determine at this time the amount of exposure from lawsuits, if any, management does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 5.           Other Information

Nan R. Smith, the Company’s Chairman of the Board, has informed the Company that she plans to retire shortly after the end of fiscal year 2004.  It is expected that Tilman J. Falgout, III, the Company’s Chief Executive Officer, will replace Ms. Smith as Chairman of the Board.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

During the fiscal quarter ended January 31, 2004 the Company furnished one report on Form 8-K pertaining to a press release dated December 10, 2003 announcing earnings for the fiscal quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

America’s Car-Mart, Inc.

	By:	/s/ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark D. Slusser
Mark D. Slusser
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 2, 2004

Exhibit Index

31.1                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.