Form 10-K
period 2004-04-30
AMERICAS CARMART INC
filed 2004-07-08
CIK 799850

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2004	Commission file number: 0-14939

AMERICA'S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	63-0851141 (I.R.S. Employer Identification No.)

1501 Southeast Walton Blvd., Suite 213, Bentonville, Arkansas
(Address of principal executive offices)

72712
(Zip Code)

(479) 464-9944
(Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

    As of the last business day of the registrant's most recently completed second fiscal quarter (October 31, 2003), the aggregate market value of the registrant's common stock (based upon a closing price of $30.85) held by non-affiliates (all persons other than executive officers, directors and holder's of 10% or more of the Registrant's common stock) (5,933,561shares) was $183,050,357.

    As of July 7, 2004 there were 7,799,091 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference:

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

PART I

Forward-Looking Statements

    This Annual Report on Form 10-K contains numerous "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company's future objectives, plans and goals, as well as the Company's intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "foresee," and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

  •
  opening new stores at the rate of 8% to 14% per year;

  •
  the continuation of same store revenue growth;

  •
  revenue growth of approximately 16% to 17% in fiscal 2005;

  •
  receivables growth approximately equal to sales growth;

  •
  the Company's business and growth strategies;

  •
  financing growth primarily from profits; and

  •
  having adequate liquidity to satisfy its capital needs.

    These forward-looking statements are based on the Company's current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors that may cause actual results to differ materially from the Company's projections include those risks described elsewhere in this report, as well as:

  •
  the availability of a credit facility for the Company's business;

  •
  the Company's ability to effectively underwrite and collect its loans;

  •
  competition;

  •
  dependence on existing management;

  •
  changes in lending laws or regulations; and

  •
  general economic conditions in the markets in which the Company operates, including fluctuations in employment levels.

    The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.    Business

Business and Organization

    America's Car-Mart, Inc., a Texas corporation (the "Company"), is the largest publicly held automotive retailer in the United States focused exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its two operating subsidiaries, America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial"). Collectively, Car-Mart of

Arkansas and Colonial are referred to herein as "Car-Mart". The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2004, the Company operated 70 stores located primarily in small cities throughout the South-Central United States.

    In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company's other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold its last remaining discontinued operation in July 2002. Discontinued operations are described in Note P in the accompanying consolidated financial statements.

Business Strategy

    In general, it is the Company's objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 23 years. This business strategy focuses on:

  •
  Collecting Customer Accounts.    Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and corporate office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and repossession standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last nine years, Car-Mart's annual credit losses as a percentage of sales have been relatively stable ranging from a low of 17.0% to a high of 21.3%. The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

  •
  Maintaining a Decentralized Operation.    The Company's dealerships will continue to operate on a decentralized basis. Each store is responsible for buying (with the assistance of a corporate office buyer) and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company's dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including an internal compliance staff.

  •
  Expanding Through Controlled Organic Growth.    The Company will continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. The Company expects to open new stores at the rate of 8% to 14% per annum for the foreseeable future. The Company currently has no plans to acquire existing dealerships of other Buy Here/Pay Here operators.

  •
  Selling Basic Transportation.    The Company will continue to focus on selling basic and affordable transportation to its customers. In general, the Company generally does not sell luxury cars or sports cars. Most vehicles are sold at prices between $5,000 and $8,500, with an average retail sales price of approximately $6,500 in fiscal 2004. By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (average of 25 months), while requiring relatively low payments.

  •
  Operating in Smaller Communities.    The majority of the Company's dealerships are located in cities and towns with a population of 50,000 or less. The Company believes that by operating in smaller communities it experiences better collection results as its customers are more stable in their employment and place of residence, and are easier to locate in the event their loans become delinquent. Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas.

  •
  Promoting from Within.    It has been the Company's practice to attempt to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By promoting from within, the Company believes it is better able to train its associates in the Car-Mart way of doing business, maintain the Company's unique culture and develop the loyalty of its associates.

  •
  Cultivating Customer Relationships.    The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. As much as 40% of sales at mature stores are made to repeat customers, and an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company, should the customer experience financial difficulty during the term of his or her installment loan with the Company. The Company is in a position to cultivate these relationships as the majority of its customers make their payments in person at one of the Company's dealerships on a weekly or bi-weekly basis.

Business Strengths

    The Company believes it possesses a number of strengths, or advantages, that distinguish it from most of its competitors. These business strengths include:

  •
  Experienced and Incentivized Management.    The Company's executive officers have an average tenure of 15 years. Many of Car-Mart's store managers have been with the Company for more than ten years. Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store. A significant portion of the compensation of Car-Mart senior management is incentive based.

  •
  Proven Business Practices.    The Company's operations are highly structured. While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store's operation. Detailed operating manuals are available to assist the store manager and office and collections personnel in performing their daily tasks. As a result, each store is operated in a uniform manner. Further, corporate office personnel monitor the stores' operations through weekly visits and a number of daily, weekly and monthly communications and reports. For the last three fiscal years, each of the Company's stores operated profitably.

  •
  Low Cost Operator.    The Company has structured its store and corporate office operations to minimize operating costs. The number of associates employed at the store level is dictated by the number of active customer accounts each store services. Associate compensation is standardized for each store position. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company believes its operating costs as a percentage of revenue, or per unit sold, is among the lowest in the industry.

  •
  Well Capitalized / Limited External Capital Required for Growth.    As of April 30, 2004, the Company's debt to equity ratio was 0.27 to 1.0, which the Company believes is lower than the majority of its competitors. Further, the Company believes it can fund the majority of its planned growth from net income generated from operations. Of the external capital that may be needed to fund growth, the Company plans to draw on its existing revolving credit facility, or a renewal or replacement of that facility.

  •
  Significant Expansion Opportunities.    The Company generally targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in larger cities such as Tulsa, Oklahoma and Little Rock, Arkansas. The Company believes there are numerous suitable communities within the seven states in which the Company currently operates to satisfy anticipated store growth for the next several years. During fiscal 2005, the Company plans to add dealership locations principally in Texas, Oklahoma and Missouri.

Operations

  •
  Store Organization.    Stores are operated on a decentralized basis. Each store is responsible for the buying (with the assistance of a corporate office buyer) and selling of vehicles, making credit decisions, and servicing and collecting the installment loans it originates. Stores also maintain their own records and make daily deposits. Store-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a store may have as few as two or as many as 20 associates employed at that location. Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants. Stores are open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite stores. Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

  •
  Store Location and Facilities.    Below is a summary of stores opened during the fiscal years ended April 30, 2004, 2003 and 2002:

	Years Ended April 30,
	2004	2003	2002
Stores at beginning of year	64	55	47
New stores opened	7	9	8
Stores closed	(1)

Stores at end of year	70	64	55

        Below is a summary of store locations by state as of April 30, 2004, 2003 and 2002:

Stores by State	As of April 30,
	2004	2003	2002
Arkansas	32	33	30
Oklahoma	13	13	9
Texas	10	4	2
Kentucky	7	7	7
Missouri	6	5	5
Kansas	1	1	1
Indiana	1	1	1

Total	70	64	55

        Stores are typically located in smaller communities. As of April 30, 2004, approximately 75% of the Company's stores were located in cities with populations of less than 50,000. Stores are located on leased or owned property between one and three acres in size. When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a facility while business at the new location develops. These facilities typically range in size from 3,000 to 5,000 square feet.

  •
  Purchasing.    The Company purchases vehicles primarily through wholesalers and new car dealers. Occasionally the Company will purchase vehicles from auctions. The majority of vehicle purchasing is performed by the Company's buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they buy and to a regional purchasing director. The regional purchasing directors monitor the quantity and quality of vehicles purchased and compare the cost of similar vehicles purchased among different buyers.

        Generally, the Company's buyers purchase vehicles between four and ten years of age with 60,000 to 125,000 miles, and pay between $2,500 and $5,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports cars or luxury cars. Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass. The Company also sells a number of trucks. Buyers inspect and test-drive every vehicle they purchase. Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

  •
  Selling, Marketing and Advertising.    Stores generally maintain an inventory of 15 to 75 vehicles depending on the maturity of the dealership. Inventory turns over approximately 12-14 times each year. The selling price of the Company's vehicles typically ranges between $5,000 and $8,500, with an average of approximately $6,500 in fiscal 2004. Selling is done principally by the store manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an "as is" basis; however, customers are given an option to purchase a four month or 4,000 mile service contract for $345 which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. The majority of the Company's customers elect to purchase a service contract when purchasing a vehicle.

        The Company's objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn his or her repeat business. The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals. Approximately 10% to 15% of the Company's sales result from customer referrals. The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of five, ten and fifteen vehicles, respectively. These plaques are prominently displayed at the dealership where the vehicles were purchased. For mature dealerships, as much as 40% of sales are to repeat customers.

        The Company primarily advertises in local newspapers, on billboards and on the radio. In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

  •
  Underwriting and Finance.    The Company provides financing for substantially all of its customers who purchase a vehicle at one of its stores. The Company does not provide financing to others, nor does it purchase retail installment contracts originated by others. The Company's installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 25 months), and annual interest charges ranging from 6% to 19% (average of 11%). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer's monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the store manager makes the decision to accept, reject, or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the store manager attempts to assess the stability and character of the applicant. The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store.

  •
  Collections.    All of the Company's retail installment contracts are serviced by Company personnel at the store level. The majority of the Company's customers make their payments in person at the store where they purchased their vehicle, although some customers send their payments through the mail. Each store closely monitors its customer accounts using the Company's proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company believes that the timely response to past due accounts is critical to its collections success.

        The Company has established standards with respect to the percentage of accounts one and two weeks past due, the percentage of accounts three or more weeks past due, and for larger stores, 21-30 days past due, 31-60 days past due and 61 plus days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed that month (repossession standard). Store personnel (excluding the store manager) are paid a monthly bonus based upon growth in receivables at their store (similar to growth in same store revenues). This bonus is paid only if the store has met its delinquency and repossession standards for the month.

        The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles. Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company's computer system. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. The Company attempts to amicably resolve payment delinquencies prior to repossessing a vehicle. Periodically, the Company enters into contract modifications with its customers to extend the time upon which the customer's payments are due. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer's account. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash to a wholesaler.

  •
  New Store Openings.    The Company plans to add stores at the rate of 8% to 14% per year. Senior management, with the assistance of the corporate office staff, makes decisions with respect to the communities in which to locate a new store and the specific sites within those communities. New stores are typically located in the general proximity of existing stores to facilitate the corporate office's oversight of the Company's stores.

        The Company's approach with respect to new store openings is one of gradual development. The manager in charge of a new store is normally a recently promoted associate who was an assistant manager at a larger store or a manager trainee. The facility may be of a modular nature or an existing structure. New stores operate with a low level of inventory and personnel. As a result of the modest staffing level, the new store manager performs a variety of duties (i.e., selling, collecting, and administrative tasks) during the early stages of his or her store's operations. As the store develops and the customer base grows, additional staff is hired.

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

        New stores are provided with up to $300,000 in capital from the corporate office during the first six to eight months of operation. These funds are used principally to fund receivables growth. After this six to eight month start-up period, new stores typically become cash flow positive. That is, receivables growth is funded from store profits rather than additional borrowings from the corporate office. This limitation of capital to new, as well as existing, stores serves as an important operating discipline. Essentially, stores must be profitable in order to grow. Typically, new stores are profitable within a few months of opening.

  •
  Corporate Office Oversight and Management.    The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a vice president of purchasing, compliance auditors, area collection managers and trainers, a vice president of collections, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees store operations. The Company's stores transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels, receivables agings and sales and repossession data. The corporate office uses this information to compile Company-wide reports, plan store visits and prepare monthly financial statements.

        Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company's stores to inspect, review and comment on operations. Often, the corporate office assists in training new managers and other store level associates. In addition to financial results, the corporate office uses delinquency and repossession standards and a point system to evaluate a store's performance.

        The Company's store managers meet monthly on an area, regional or Company-wide basis. At these meetings corporate office personnel provide training and recognize achievements of store managers. Near the end of every fiscal year the respective area operations manager, regional vice president and senior management conduct "projection" meetings with each store manager. At these meetings the year's results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year. The qualitative goals may focus on staff development, effective delegation, organization skills and sometimes personal matters. Quantitatively, the Company always establishes a receivables growth target (which is similar to a revenue growth target) and, depending on the circumstances, may establish delinquency, repossession, or expense goals.

        The corporate office is also responsible for establishing policy, maintaining the Company's management information system, conducting compliance audits, orchestrating new store openings and setting the direction for the Company.

Industry

  •
  Used Car Sales.    The market for used car sales in the United States is significant. For calendar 2003, industry analysts estimated used vehicle sales in the United States at $366 billion. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the Buy Here/Pay Here segment of the independent used car sales and finance market. Buy Here/Pay Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

  •
  Used Car Financing.    The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here/Pay Here dealers. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders avoid this market because of its high credit risk and the associated collection efforts.

Competition

    The used automotive retailing industry is highly competitive and fragmented. The Company competes principally with other independent Buy Here/Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles.

    Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership's location, (v) the option to purchase a service contract, and (vi) customer service. Management believes that its dealerships are competitive in each of these areas.

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

Employees

    As of April 30, 2004 the Company, including its consolidated subsidiaries, employed approximately 700 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Executive Officers

    The executive officers of the Company are as follows:

Name	Age	Position with the Company
Tilman J. Falgout, III	55	Chairman of the Board, Chief Executive Officer, General Counsel and Director
William H. Henderson	40	Vice Chairman of the Board, President and Director
Mark D. Slusser	46	Chief Financial Officer and Secretary
Eddie L. Hight	41	Chief Operating Officer

    Tilman J. Falgout, III has served as Chairman of the Board since May 2004, Chief Executive Officer of the Company since May 2002, General Counsel since 1995 and a director of the Company since 1992. From 1995 until May 2002, Mr. Falgout also served as Executive Vice President of the Company. From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

    William H. Henderson has served as Vice Chairman of the Board since May 2004 and as President of the Company since May 2002. From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart. From 1992 through 1998, Mr. Henderson served as General Manager of Car-Mart. From 1987 to 1992, Mr. Henderson primarily held the positions of District Manager and Regional Manager at Car-Mart.

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

Item 2.    Properties

    As of April 30, 2004 the Company leased approximately 80% of its facilities, including dealerships and the Company's corporate offices. These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri. The Company's corporate offices are located in approximately 8,000 square feet of leased space in Bentonville, Arkansas.

Item 3.    Legal Proceedings

    In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the "Defendants") by Astoria Entertainment, Inc. ("Astoria"). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the "State Claims") and the other was filed in the United States District Court for the Eastern District of Louisiana (the "Federal Claims"). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. A motion to dismiss the State Claims is pending before the state district court of appeals. The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is traded on the NASDAQ National Market under the symbol CRMT. The following table sets forth, by fiscal quarter, the high and low closing sales prices reported by NASDAQ for the Company's common stock for the periods indicated.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First quarter	$19.00	$14.88	$16.99	$10.70
Second quarter	33.80	19.22	14.45	9.80
Third quarter	37.38	24.25	14.89	10.80
Fourth quarter	34.29	25.05	15.00	11.40

    As of June 7, 2004, there were approximately 1,160 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

    Since its inception the Company has paid no dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. The Company's revolving credit facility prohibits distributions from Car-Mart to the Company beyond the repayment of an intercompany loan from the Company to Car-Mart ($8.5 million at April 30, 2004). Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of its lender.

    In January 2002, the Company issued a warrant to purchase 40,000 shares of its common stock at an exercise price of $5.00 per share to Epoch Financial Group, Inc. ("Epoch"), a firm that provides investor relations services. In January 2003, the Company issued a warrant to purchase 5,000 shares of its common stock at an exercise price of $13.04 per share to Epoch. In July 2003 and April 2004, the Company issued warrants to purchase 10,000 and 2,500 shares of its common stock at exercise prices of $17.75 and $27.35 per share, respectively, to Epoch. During fiscal 2003 and fiscal 2004, the Company issued 12,331 and 10,650 shares of its common stock, respectively, pursuant to partial exercises of the warrants held by Epoch.

    In March 2002 the Company acquired all of the remaining shares of Car-Mart common stock it did not previously own from the Car-Mart minority shareholders by issuing 146,518 shares of the Company's common stock (valued at approximately $1.4 million) and paying approximately $1.6 million in cash.

    As discussed in Note J to the consolidated financial statements contained herein, the Company presently has three stock option plans that provide for the issuance of shares of the Company's common stock upon the exercise of outstanding stock options. As of April 30, 2004, there were a total of 338,927 shares of common stock subject to issuance upon the exercise of outstanding stock options at a weighted-average exercise price of $7.44 per share. Further, at April 30, 2004, there were an additional 77,745 shares of the Company's common stock set aside for future option grants pursuant to the Company's stock option plans. At April 30, 2004, the Company also had stock purchase warrants outstanding covering a total of 42,000 shares of common stock at an average exercise price of $9.80 per share.

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

	Years Ended April 30,
	2004	2003	2002 (a)	2001	2000 (b)
Revenues	$176,184	$154,885	$127,924	$106,754	$90,970
Income (loss) from continuing operations	$15,639	$13,569	$(1,136)	$7,362	$13,277
Net income (loss)	$15,804	$14,075	$(14,306)	$5,963	$14,836
Diluted EPS – continuing operations	$1.96	$1.73	$(.17)	$.92	$1.38
Total assets	$117,241	$101,841	$128,142	$302,520	$294,008
Total debt	$22,534	$25,968	$39,792	$41,584	$37,319
Stockholders' equity	$84,577	$65,961	$52,813	$58,932	$58,867
Shares outstanding	7,758	7,208	6,944	6,980	8,248

(a)
–  Fiscal 2002 includes after tax charges totaling $10.7 million pertaining to (i) non-cash stock option compensation ($6.3 million), (ii) the write-down of certain emerging technology/Internet investments and equipment ($2.6 million), and (iii) severance and office closing costs in connection with the decision to relocate the Company's corporate headquarters to Bentonville, Arkansas ($1.8 million) where Car-Mart is based.

(b)
–  Fiscal 2000 includes an after tax gain on the sale of securities of $7.0 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.

Overview

    America's Car-Mart, Inc., a Texas corporation (the "Company"), is the largest publicly held automotive retailer in the United States focused exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its two operating subsidiaries, America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial"). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as "Car-Mart". The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2004, the Company operated 70 stores located primarily in small cities throughout the South-Central United States.

    In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company's other operating subsidiaries were sold and their operating results have been included in discontinued operations. Discontinued operations are described in Note P in the accompanying consolidated financial statements.

    Car-Mart has been operating since 1981. Car-Mart has grown its revenues at a compound annual rate of 19% over the last eight years. Finance receivables tend to grow at about the same rate as revenues. Growth results from same store revenue growth and the addition of new stores. Revenue growth in fiscal 2004 (14%) was lower than the Company's historical average partially as a result of selling more lower-priced vehicles and a slower pace of opening new stores. The Company expects revenues to increase about 16-17% in fiscal 2005.

    The Company's primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last nine years Car-Mart's credit losses as a percentage of sales have ranged between approximately 17% and 21%. Credit losses in fiscal 2004 were on the high end of the range (21.3%) partially as a result of selling more lower-priced vehicles. Lower-priced vehicles tend to have more mechanical difficulties that result in a higher level of repossessions. Late in fiscal 2004 the Company substantially reduced the sale of lower-priced vehicles. The Company expects credit losses, as a percentage of sales, to decrease in fiscal 2005 as compared to fiscal 2004.

    The Company's gross margins as a percentage of sales have been fairly consistent from year to year. Over the last nine years Car-Mart's gross margins as a percentage of sales have ranged between approximately 43% and 48%. Gross margins as a percentage of sales in fiscal 2004 were on the high end of the range (47.7%) partially as a result of selling more lower-priced vehicles. The Company's gross margins are set based upon the cost of the vehicle purchased with lower-priced vehicles having higher gross margin percentages. As a result of the Company's decision late in fiscal 2004 to substantially reduce the sale of lower-priced vehicles, the Company expects gross margins, as a percentage of sales, to decrease in fiscal 2005 as compared to fiscal 2004.

    Hiring, training, and retaining qualified associates are a continuing focus for the Company. The rate at which the Company adds new stores is oftentimes limited by the number of trained managers the Company has at its disposal. In fiscal 2005, the Company intends to add resources to increase its ability to train new store managers and corporate office management personnel.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
	Years Ended April 30,					As a % of Sales
				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002			2004	2003	2002
Operating Statement:
Revenues:
Sales	$163,589	$145,014	$118,642	12.8%	22.2%	100.0%	100.0%	100.0%
Interest income	12,595	9,871	9,282	27.6	6.3	7.7	6.8	7.8

Total	176,184	154,885	127,924	13.8	21.1	107.7	106.8	107.8

Costs and expenses:
Cost of sales	85,510	77,073	62,965	10.9	22.4	52.3	53.1	53.1
Selling, gen and admin	29,671	27,417	22,326	8.2	22.8	18.1	18.9	18.8
Provision for credit losses	34,767	26,897	23,136	29.3	16.3	21.3	18.5	19.5
Interest expense	1,114	1,686	3,022	(33.9)	(44.2)	.7	1.2	2.5
Depreciation and amort	321	299	284	7.4	5.3	.2	.2	.2
Stock option compensation			7,329					6.2
Restructuring charge			2,732					2.3
Write-down of invest/equip			3,928					3.3

Total	151,383	133,372	125,722	13.5	NM	92.5	92.0	106.0

Pretax income	$24,801	$21,513	$2,202	15.3	NM	15.2	14.8	1.9

NM—Not meaningful.

Operating Data:
Retail units sold	24,281	22,022	18,658	10.3%	18.0%
Average stores in operation	67.0	61.2	52.5	9.5	16.6
Average units sold per store	362	360	355.7		1.4
Average retail sales price	$6,506	$6,386	$6,126	1.9	4.2
Same store revenue growth	9.8%	15.5%	14.1%
Receivables avg interest rate	10.3%	9.4%	10.4%

2004 Compared to 2003

    Revenues increased $21.3 million, or 13.8%, in fiscal 2004 as compared to fiscal 2003 principally as a result of (i) revenue growth from stores that operated a full twelve months in both periods ($12.3 million, or 9.8%), (ii) revenue growth from stores opened during fiscal 2003 or stores that opened or closed a satellite location during fiscal 2004 or fiscal 2003 ($5.1 million), and (iii) revenues from stores opened during fiscal 2004 ($3.9 million).

    Same store revenue growth slowed to 9.8% in fiscal 2004 from 15.5% in fiscal 2003 principally as a result of a smaller increase in the average retail sales price in fiscal 2004 (1.9%) as compared to fiscal 2003 (4.2%), and more conservative underwriting practices beginning in the fourth quarter of fiscal 2004. The slowing of growth in the average retail sales price stems from a decision at the beginning of fiscal 2004 to sell a higher percentage of lower-priced vehicles. Although lower-priced vehicles have higher gross margin percentages, and are more affordable than higher-priced vehicles, selling lower-priced vehicles has a negative impact on revenue growth, and, as discussed below, loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles. As a result of the negative impact on revenue growth and the higher charge-off experience, during the fourth quarter of fiscal 2004 the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

    Revenue growth slowed to 13.8% in fiscal 2004 as compared to 21.1% in fiscal 2003 principally as a result of (i) the lower same store revenue growth discussed above, (ii) fewer new lot openings in fiscal 2004 (seven new lots opened, one satellite lot closed) as compared to fiscal 2003 (nine new lots opened), and (iii) the timing of new lot openings in fiscal 2004 as compared to fiscal 2003 (lot openings in fiscal 2004 occurred later in the year as compared to fiscal 2003). Presently, the Company plans to open eight new stores in fiscal 2005.

    Cost of sales as a percentage of sales decreased to 52.3% in fiscal 2004 as compared to 53.1% in fiscal 2003. The decrease was principally the result of (i) selling a higher percentage of lower-priced vehicles during the first nine months of fiscal 2004 (lower-priced vehicles have higher gross margin percentages than higher-priced vehicles), (ii) the Company's decision in late December 2003 to raise prices by about $200, or 3%, on most of the vehicles it sells, and (iii) encouraging store managers to more closely adhere to the Company's pricing matrix and not to use their discretionary authority to discount the sales price of vehicles.

    Selling, general and administrative expense as a percentage of sales decreased to 18.1% in fiscal 2004 as compared to 18.9% in fiscal 2003. The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company's principal headquarters from Irving, Texas to Bentonville, Arkansas during fiscal 2003, and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance and advertising costs.

    Provision for credit losses as a percentage of sales increased to 21.3% in fiscal 2004 as compared to 18.5% in fiscal 2003. The increase was primarily the result of higher charge-offs as a percentage of sales and an increase of the Company's allowance for credit losses as a percentage of finance receivable principal balances. As discussed above, the Company believes the increase in charge-offs was partially attributable to a decision at the beginning of fiscal 2004 to sell a higher percentage of lower-priced vehicles. Lower-priced vehicles have higher margins on a percentage basis and are more affordable to the Company's customers. However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles. As a result of the negative impact on revenue growth (as discussed above) and higher than normal charge-off experience, during the fourth quarter of fiscal 2004, the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

    In February 2004 the Company formally adopted additional delinquency standards for its larger stores. The additional delinquency standards prescribe the percentage of accounts at larger stores that can be 21-30 days past due, 31-60 days past due and over 60 days past due. Previously, the Company only had delinquency standards for accounts one and two weeks past due and three or more weeks past due. As a result of the tightening of its delinquency standards, at April 30, 2004 the percentage of accounts over 30 days past due had been reduced to 3.0%, from 3.9% at April 30, 2003. The Company believes that in the long run the adoption of the additional delinquency standards will assist the Company in reducing charge-offs, as well as maintaining the percentage of accounts over 30 days past due at historically lower levels. With the additional delinquency standards, store managers and collection personnel are motivated (monthly store team bonuses are tied to meeting delinquency and repossession standards) to address severely past due accounts on a more timely basis, which management believes will result in more accounts being "saved", rather than charged-off.

    As a result of the higher charge-offs discussed above, the Company determined it was necessary to increase its overall allowance for credit losses. During fiscal 2004, the Company increased its allowance for credit losses by 120 basis points, from 18.25% of finance receivable principal balances at April 30, 2003, to 19.45% of finance receivable principal balances at April 30, 2004.

    Interest expense as a percentage of sales decreased to .7% in fiscal 2004 as compared to 1.2% in fiscal 2003. The decrease was principally the result of (i) a decrease in the rate charged on the Company's revolving credit facility (the rate was reduced by 50 basis points in November 2003), and (ii) a lower level of borrowings relative to the sales volume of the Company.

2003 Compared to 2002

    Revenues increased $27.0 million, or 21.1%, in fiscal 2003 as compared to fiscal 2002 principally as a result of (i) revenue growth from stores that operated a full twelve months in both periods ($15.8 million, or 15.5%), (ii) revenue growth from stores opened during fiscal 2002 or stores that added a satellite location during fiscal 2003 or fiscal 2002 ($6.8 million), and (iii) revenues from stores opened during fiscal 2003 ($4.8 million), partially offset by a decrease in other interest income ($.4 million).

    Interest income as a percentage of sales decreased 1.0% to 6.8% in fiscal 2003 from 7.8% in fiscal 2002. The decrease was principally the result of a decrease in the maximum interest rate that can be charged on Arkansas originated loans. Interest charged on Arkansas originated loans is limited to the federal primary credit rate plus 5.0%. As of April 30, 2003, approximately 69% of the Company's finance receivables were originated in Arkansas.

    Cost of sales as a percentage of sales was 53.1% in both fiscal 2003 and fiscal 2002.

    Selling, general and administrative expense as a percentage of sales increased to 18.9% in fiscal 2003 as compared to 18.8% in fiscal 2002. The increase was principally the result of (i) changing the staffing policy at the store level in the middle of fiscal 2002 such that more personnel are employed at the same number of active customer accounts (store staffing levels are based upon the number of active customer accounts), (ii) creating several new positions at the corporate office in the middle of fiscal 2002 to assist in managing the Company's growing business, and (iii) higher insurance costs, partially offset by a reduction in compensation and office expenses at its Irving, Texas office in connection with the relocation of the Company's principal headquarters from Irving, Texas to Bentonville, Arkansas during fiscal 2003.

    Provision for credit losses as a percentage of sales decreased to 18.5% in fiscal 2003 as compared to 19.5% in fiscal 2002. The decrease was principally the result of (i) increased staffing at the store and corporate office levels, and (ii) improvements in the Company's underwriting and collection practices.

    Interest expense as a percentage of sales decreased to 1.2% in fiscal 2003 as compared to 2.5% in fiscal 2002. The decrease was principally the result of (i) a decrease in the prime interest rate (interest charged on the Company's revolving credit facility fluctuates with the prime interest rate), and (ii) a lower level of borrowings relative to the sales volume of the Company.

    During fiscal 2002 the Company recorded a $7.3 million non-cash charge related to stock option based compensation. The charge pertains to the Company's 1997 stock option plan which contained a "cashless" exercise feature. Due to such cashless exercise feature, options granted under the plan were characterized as "variable" options under generally accepted accounting principles. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. In order to avoid future stock option based compensation charges or credits, effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan.

    Also during fiscal 2002, the Company recorded a $2.7 million restructuring charge (severance and office closing costs) in connection with the decision to relocate its corporate headquarters from Irving, Texas to Bentonville, Arkansas. Further, during fiscal 2002, the Company wrote-down the carrying value of two emerging technology/Internet investments and certain equipment by $3.9 million that were deemed to be impaired. The emerging technology/Internet investments were made a few years prior to the Company's decision in October 2001 to focus exclusively on the business of Car-Mart.

Liquidity and Capital Resources

    The following table sets forth certain historical information with respect to the Company's statements of cash flows (in thousands):

	Years Ended April 30,
	2004	2003	2002
Operating activities:
Income (loss) from continuing operations	$15,639	$13,569	$(1,136)
Finance receivables, net	(12,325)	(16,279)	(13,110)
Stock option based compensation			7,329
Other	676	10,573	7,658

Total	3,990	7,863	741

Investing activities:
Purchase of property and equipment and other	(1,399)	(2,168)	(1,394)
Note collections from discontinued operations		2,079	1,427
Sale of discontinued operations		6,795
Purchase of minority interest			(1,562)

Total	(1,399)	6,706	(1,529)

Financing activities:
Revolving credit facility, net	(3,434)	(6,323)	2,524
Repayment of other debt		(7,500)	(325)
Purchase of common stock	(1,646)	(2,689)	(1,013)
Exercise of stock options and warrants	2,584	1,497	114

Total	(2,496)	(15,015)	1,300

Cash provided by (used in) continuing operations	$95	$(446)	$512

    The Company generates cash flow from income from continuing operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facility. For the most part, the Company's growth is self-funded.

    At April 30, 2004 the Company had $1.1 million of cash on hand and an additional $17.0 million of availability under its $39.5 million revolving credit facility.

    On a short-term basis, the Company's principal sources of liquidity include income from continuing operations and borrowings from its revolving credit facility. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings from a revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

    The Company's revolving credit facility matures in April 2006. The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

    The following is a summary of the Company's contractual obligations as of April 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$22,534	$-	$22,534	$-	$-
Operating leases	2,310	1,407	768	135	-

Total	$24,844	$1,407	$23,302	$135	$-

Impact of Inflation

    Inflation has not historically been a significant factor impacting the Company's results.

Off-Balance Sheet Arrangements

    The Company has entered into operating leases for approximately 80% of its store and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past. Other than its operating leases, the Company is not party to any off-balance sheet arrangements that management believes is reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses, which is discussed below. The Company's accounting policies are discussed in Note B in the accompanying consolidated financial statements.

    The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management's expectations of future credit losses. Judgment is necessary to determine the proper weight to place on certain quantitative and non-quantitative information such as changes in underwriting and collection practices, economic conditions and credit loss trends. Further, there is no certainty that future credit losses will resemble historical credit losses. Consequently, it is at least reasonably possible that actual credit losses could be materially different from the recorded allowance for credit losses if future conditions are materially different from the future conditions assumed by the Company, or if management improperly weights current credit loss information.

Seasonality

    The Company's automobile sales and finance business is seasonal in nature. The Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company's first and fourth fiscal quarters tend to have lower credit losses (averaging 17.8% over the last eight years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.7% over the last eight years).

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

    The Company's financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. The Company's borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company's revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.0% at April 30, 2004) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company's loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2004, approximately 66% of the Company's finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company's variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

    The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company's continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company's variable rate borrowings, (iii) the principal amount of finance receivables ($128.7 million) and variable interest rate borrowings

($22.5 million), and the percentage of Arkansas originated finance receivables (66%), remain constant during the periods, and (iv) the Company's historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) in Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+2%	$407	$1,165
+1%	203	583
-1%	(203)	(583)
-2%	(407)	(1,165)

    A similar calculation and table was prepared at April 30, 2003. The calculation and table were materially consistent with the information provided above.

Item 8.    Financial Statements and Supplementary Data

    The following financial statements and accountant's report are included in Item 8 of this report:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of April 30, 2004 and 2003

      Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002

      Consolidated Statements of Stockholders' Equity for the years ended April 30, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America's Car-Mart, Inc.

    We have audited the accompanying consolidated balance sheets of America's Car-Mart, Inc., as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America's Car-Mart, Inc. as of April 30, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Dallas, Texas
June 8, 2004

Consolidated Balance Sheets	America's Car-Mart, Inc.
	April 30, 2004	April 30, 2003
Assets:
Cash and cash equivalents	$1,128,349	$783,786
Income tax receivable		161,816
Other receivables	509,752	647,872
Finance receivables, net	103,683,660	91,358,935
Inventory	5,975,292	4,056,027
Prepaid expenses and other assets	387,641	353,014
Property and equipment, net	5,556,757	4,479,132

	$117,241,451	$101,840,582

Liabilities and stockholders' equity:
Accounts payable	$2,122,927	$2,084,472
Accrued liabilities	5,544,988	6,664,313
Income taxes payable	845,044
Deferred tax liabilities, net	1,616,896	1,162,704
Revolving credit facility	22,534,120	25,968,220

Total liabilities	32,663,975	35,879,709

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,757,841 issued and outstanding (7,207,963 at April 30, 2003)	77,578	72,080
Additional paid-in capital	33,138,765	30,332,106
Retained earnings	51,361,133	35,556,687

Total stockholders' equity	84,577,476	65,960,873

	$117,241,451	$101,840,582

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America's Car-Mart, Inc.
	Years Ended April 30,
	2004	2003	2002
Revenues:
Sales	$163,589,076	$145,014,142	$118,641,750
Interest and other income	12,594,611	9,870,805	9,282,085

	176,183,687	154,884,947	127,923,835

Costs and expenses:
Cost of sales	85,510,497	77,073,294	62,965,215
Selling, general and administrative	29,670,849	27,417,225	22,326,241
Provision for credit losses	34,766,496	26,896,608	23,135,926
Interest expense	1,113,840	1,685,774	3,022,156
Depreciation and amortization	321,053	299,203	283,641
Stock option based compensation			7,328,554
Restructuring charge			2,732,106
Write-down of investments and equipment			3,927,631

	151,382,735	133,372,104	125,721,470

Income from continuing operations before taxes and minority interests	24,800,952	21,512,843	2,202,365
Provision for income taxes	9,161,506	7,944,100	2,789,412
Minority interests			548,330

Income (loss) from continuing operations	15,639,446	13,568,743	(1,135,377)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes and minority interests	165,000	375,318	(13,169,637)
Gain on sale of discontinued operations, net of taxes		130,868

Income (loss) from discontinued operations	165,000	506,186	(13,169,637)

Net income (loss)	$15,804,446	$14,074,929	$(14,305,014)

Basic earnings (loss) per share:
Continuing operations	$2.07	$1.93	$(.17)
Discontinued operations	.02	.08	(1.94)

Total	$2.09	$2.01	$(2.11)

Diluted earnings (loss) per share:
Continuing operations	$1.96	$1.73	$(.17)
Discontinued operations	.02	.07	(1.94)

Total	$1.98	$1.80	$(2.11)

Weighted average number of shares outstanding:
Basic	7,545,964	7,015,992	6,795,461
Diluted	7,963,426	7,828,744	6,795,461

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America's Car-Mart, Inc.
	Years Ended April 30,
	2004	2003	2002
Operating activities:
Net income (loss)	$15,804,446	$14,074,929	$(14,305,014)
Subtract: Income (loss) from discontinued operations	165,000	506,186	(13,169,637)

Income (loss) from continuing operations	15,639,446	13,568,743	(1,135,377)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	321,053	299,203	283,641
Deferred income taxes	454,192	1,281,756	5,282,435
Stock option based compensation			7,328,554
Write-down of investments and equipment			3,927,631
Minority interests			548,330
Changes in operating assets and liabilities:
Changes in finance receivables, net:
Finance receivable originations	(151,379,959)	(131,447,487)	(108,035,124)
Finance receivable collections	97,366,670	82,645,614	66,504,977
Provision for credit losses	34,766,496	26,896,608	23,035,926
Inventory acquired in repossession	6,922,068	5,625,933	5,384,497

Subtotal finance receivables	(12,324,725)	(16,279,332)	(13,109,724)
Income tax and other receivables	299,936	8,844,959	(1,707,511)
Inventory	(1,919,265)	(515,489)	(527,245)
Prepaid expenses and other assets	41,373	182,250	197,346
Accounts payable and accrued liabilities	(1,080,870)	481,228	4,401,486
Income taxes payable	2,559,044		(4,748,553)

Net cash provided by operating activities	3,990,184	7,863,318	741,013

Investing activities:
Purchase of property and equipment and other assets	(1,398,678)	(2,167,703)	(1,393,915)
Note collections from discontinued operations		2,078,661	1,426,697
Purchase of subsidiary minority interest			(1,562,027)
Sale of discontinued operations		6,795,000

Net cash provided by (used in) investing activities	(1,398,678)	6,705,958	(1,529,245)

Financing activities:
Exercise of stock options and warrants	2,583,517	1,497,119	113,498
Purchase of common stock	(1,646,360)	(2,688,792)	(1,012,749)
Proceeds from (repayments of) revolving credit facility, net	(3,434,100)	(6,323,737)	2,524,269
Repayments of other debt		(7,500,000)	(325,000)

Net cash provided by (used in) financing activities	(2,496,943)	(15,015,410)	1,300,018

Cash provided by (used in) continuing operations	94,563	(446,134)	511,786
Cash provided by (used in) discontinued operations	250,000	(2,520,506)	1,045,298

Increase (decrease) in cash and cash equivalents	344,563	(2,966,640)	1,557,084
Cash and cash equivalents at: Beginning of period	783,786	3,750,426	2,193,342

End of period	1,128,349	783,786	3,750,426
Less: Cash and cash equivalents of discontinued operations			(2,520,506)

Cash and cash equivalents of continuing operations	$1,128,349	$783,786	$1,229,920

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity	America's Car-Mart, Inc.
	For the Years Ended April 30, 2004, 2003 and 2002
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2001	6,980,367	$69,804	$23,075,677	$35,786,772	$58,932,253
Issuance of common stock	146,518	1,466	1,446,123		1,447,589
Stock options exercised	84,198	842	112,656		113,498
Stock warrants issued			70,000		70,000
Purchase of common stock	(266,758)	(2,668)	(1,010,081)		(1,012,749)
Tax benefit of options exercised			239,056		239,056
Stock option based compensation			7,328,554		7,328,554
Net loss				(14,305,014)	(14,305,014)

Balance at April 30, 2002	6,944,325	69,444	31,261,985	21,481,758	52,813,187
Stock options/warrants exercised	490,400	4,904	1,492,215		1,497,119
Stock warrant issued			15,000		15,000
Purchase of common stock	(226,762)	(2,268)	(2,686,524)		(2,688,792)
Tax benefit of options exercised			249,430		249,430
Net income				14,074,929	14,074,929

Balance at April 30, 2003	7,207,963	72,080	30,332,106	35,556,687	65,960,873
Stock options/warrants exercised	618,478	6,185	2,577,332		2,583,517
Stock warrants issued			76,000		76,000
Purchase of common stock	(68,600)	(687)	(1,645,673)		(1,646,360)
Tax benefit of options exercised			1,799,000		1,799,000
Net income				15,804,446	15,804,446

Balance at April 30, 2004	7,757,841	$77,578	$33,138,765	$51,361,133	$84,577,476

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	America's Car-Mart, Inc.

A - Organization and Business

    America's Car-Mart, Inc., a Texas corporation (the "Company"), is the largest publicly held automotive retailer in the United States focused exclusively on the "Buy Here/Pay Here" segment of the used car market. References to the Company typically include the Company's consolidated subsidiaries. The Company's operations are principally conducted through its two operating subsidiaries, America's Car-Mart, Inc., an Arkansas corporation, ("Car-Mart of Arkansas") and Colonial Auto Finance, Inc. ("Colonial"). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as "Car-Mart". The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2004, the Company operated 70 stores located primarily in small cities throughout the South-Central United States.

    In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company's other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold it last remaining discontinued operation in July 2002. Discontinued operations are described in Note P.

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

Concentration of Risk

    The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 66% of sales made to customers residing in Arkansas. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. The Company's revolving credit facility matures in April 2006. The Company expects that it will be able to renew or refinance such credit facility on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/Dividends

    The Company's revolving credit facility prohibits distributions from Car-Mart to the Company beyond the repayment of an intercompany loan from the Company to Car-Mart ($8.5 million at April 30, 2004). At April 30, 2004, the Company's assets (excluding its $73.0 million equity investment in Car-Mart) consisted of $.4 million in cash, $2.7 million in other assets and an $8.5 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of its lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents generally consist of interest-bearing money market accounts.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

    The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At April 30, 2004, 3.0% of the Company's finance receivable balances were 30 days or more past due.

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

    The Company maintains an allowance for credit losses at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management's expectations of future credit losses. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

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

Revenue Recognition

    Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, and interest income and late fees earned on finance receivables.

    Revenues from the sale of used vehicles is recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of service contracts are recognized ratably over the four month service contract period. Service contract revenues are included in sales. Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income.

Advertising Costs

    Advertising costs are expensed as incurred and consist principally of radio and print media marketing costs. Advertising costs amounted to $1,616,000, $1,349,000 and $964,000 for the years ended April 30, 2004, 2003 and 2002, respectively.

Employee Benefit Plan

    The Company has a 401(k) plan for all of its employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee's compensation. The

Company contributed approximately $142,000, $117,000 and $149,000 to the plan for the years ended April 30, 2004, 2003 and 2002, respectively.

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

Stock Option Plan

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Prior to May 1, 2002, certain of the Company's options were subject to variable option accounting as a result of containing a "cashless" exercise feature. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. Effective May 1, 2002, the Company rescinded the cashless exercise feature of its stock options (see Note L).

    Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below. The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $8.68, $6.37 and $3.00 per share for the years ended April 30, 2004, 2003 and 2002, respectively.

	Years Ended April 30,
	2004	2003	2002
Reported net income (loss)	$15,804,446	$14,074,929	$(14,305,014)
Less fair value compensation cost, net of tax	(42,966)	(307,621)	—

Pro forma net income (loss)	$15,761,480	$13,767,308	$(14,305,014)

Basic earnings (loss) per share:
As reported	$2.09	$2.01	$(2.11)
Pro forma	$2.09	$1.96	$(2.11)
Diluted earnings (loss) per share:
As reported	$1.98	$1.80	$(2.11)
Pro forma	$1.98	$1.76	$(2.11)
Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.3%	4.5%	5.0%
Expected volatility	50.0%	50.0%	50.0%
Expected life	5 years	5 years	5 years

Recent Accounting Pronouncements

    Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting of derivatives, including derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

    Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, results of operations or cash flows.

    Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of APB No. 50 ("FIN 46") was issued in January 2003 and was amended in December 2003. FIN 46 is effective in February 2003 for all new variable interest entities created or acquired. For variable interest entities created or acquired before February 2003, FIN 46 is effective in February 2004. FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations or cash flows.

Reclassifications

    Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2004 presentation.

C - Finance Receivables

    The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables as of April 30, 2004 and 2003 are as follows:

	April 30,
	2004	2003
Gross contract amount	$140,169,258	$121,013,893
Unearned finance charges	(11,449,631)	(9,259,863)
Allowance for credit losses	(25,035,967)	(20,395,095)

	$103,683,660	$91,358,935

    Changes in the finance receivables allowance for credit losses for the years ended April 30, 2004, 2003 and 2002 are as follows:

	Years Ended April 30,
	2004	2003	2002
Balance at beginning of year	$20,395,095	$17,042,609	$14,066,782
Provision for credit losses	34,766,496	26,896,608	23,035,926
Net charge-offs	(30,125,624)	(23,544,122)	(20,060,099)

Balance at end of year	$25,035,967	$20,395,095	$17,042,609

D - Property and Equipment

    A summary of property and equipment as of April 30, 2004 and 2003 is as follows:

	April 30,
	2004	2003
Land	$2,002,927	$1,621,841
Buildings and improvements	1,770,244	1,142,980
Furniture, fixtures and equipment	707,818	630,065
Leasehold improvements	2,034,481	1,844,191
Less accumulated depreciation and amortization	(958,713)	(759,945)

	$5,556,757	$4,479,132

E - Accrued Liabilities

    A summary of accrued liabilities as of April 30, 2004 and 2003 is as follows:

	April 30,
	2004	2003
Compensation	$2,196,977	$3,520,548
Interest	87,770	101,214
Cash overdraft	1,068,743	1,145,112
Deferred revenue	1,312,509	1,269,430
Subsidiary redeemable preferred stock	500,000	100,000
Other	378,989	528,009

	$5,544,988	$6,664,313

F - Revolving Credit Facility

    A summary of revolving credit facility as of April 30, 2004 and 2003 is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate		Balance at April 30,
			Maturity	2004	2003
Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$22,534,120	$25,968,220

    The Company's revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory. Interest is payable monthly and the principal balance is due at the maturity of the facility. Interest is charged at the bank's prime lending rate per annum (4.00% at April 30, 2004). Prior to November 30, 2003, interest was charged at the bank's prime lending rate plus .5% (4.75% at April 30, 2003). The Company's revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company's revolving credit facility is a function of eligible finance receivables. Based upon eligible finance receivables at April 30, 2004, the Company could have drawn an additional $17.0 million under the facility.

G - Income Taxes

    The provision (benefit) for income taxes for the fiscal years ended April 30, 2004, 2003 and 2002 was as follows:

	Years Ended April 30,
	2004	2003	2002
Provision (benefit) for income taxes
Current	$8,707,314	$6,662,344	$(2,493,023)
Deferred	454,192	1,281,756	5,282,435

	$9,161,506	$7,944,100	$2,789,412

    The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
	2004	2003	2002
Tax provision at statutory rate	$8,680,333	$7,529,495	$770,828
State taxes, net of federal benefit	707,104	672,377	348,050
Non deductible portion of stock option compensation			1,234,226
Adjustment to estimated tax accrual			360,215
Other, net	(225,931)	(257,772)	76,093

	$9,161,506	$7,944,100	$2,789,412

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of April 30, 2004 and 2003 were as follows:

	April 30,
	2004	2003
Deferred tax liabilities related to:
Finance receivables	$2,644,076	$2,798,360
Other	21,377

Total	2,665,453	2,798,360

Deferred tax assets related to:
Liability reserves	688,390	1,356,710
Other	360,167	278,946

Total	1,048,557	1,635,656

Deferred tax liabilities, net	$1,616,896	$1,162,704

H - Capital Stock

    In March 2002 the Company acquired all of the remaining shares of Car-Mart common stock it did not previously own from the Car-Mart minority shareholders by issuing 146,518 shares of the Company's common stock (valued at approximately $1.4 million) and paying approximately $1.6 million in cash. The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

    A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries a 6% cumulative dividend. The Company's subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends. After April 30, 2007, a holder of 400,000 shares of the subsidiary preferred stock can require the Company's subsidiary to redeem such stock for $400,000 plus any unpaid dividends. The subsidiary preferred stock has been included in accrued liabilities.

I - Weighted Average Shares Outstanding

    Weighed average shares outstanding used in the calculation of basic and diluted earnings (loss) per share was as follows for the years ended April 30, 2004, 2003 and 2002:

	Years Ended April 30,
	2004	2003	2002
Average shares outstanding — basic	7,545,964	7,015,992	6,795,461
Dilutive options and warrants	417,462	812,752

Average shares outstanding — diluted	7,963,426	7,828,744	6,795,461

Antidilutive securities not included:
Options and warrants	4,375	45,000	1,419,180

J - Stock Options and Warrants

Stock Options

    Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan ("1997 Plan"). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,000,000 shares of the Company's common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. At April 30, 2004 and 2003 there were 77,745 and 84,145 shares of common stock available for grant, respectively, under the 1997 Plan. Options granted under the Company's stock option plans expire in the calendar years 2005 through 2013. The following is an aggregate summary of the activity in the Company's stock option plans from April 30, 2001 to April 30, 2004:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share
Outstanding at April 30, 2001	1,460,000	$ .41 to $ 7.38	$5,705,390	$3.91
Granted	89,180	3.75 to 9.88	804,473	9.02
Exercised	(155,000)	.41 to 7.38	(604,140)	3.90
Canceled	(32,500)	2.44 to 7.38	(141,406)	4.35

Outstanding at April 30, 2002	1,361,680	.41 to 9.88	5,764,317	4.23
Granted	57,500	13.08 to 13.15	755,600	13.14
Exercised	(475,500)	.41 to 9.88	(1,497,119)	3.15
Canceled	(3,325)	9.88 to 13.08	(40,850)	12.29

Outstanding at April 30, 2003	940,355	2.44 to 13.15	4,981,948	5.30
Granted	7,500	17.75	133,125	17.75
Exercised	(607,828)	2.44 to 13.15	(2,583,517)	4.25
Canceled	(1,100)	9.88	(10,869)	9.88

Outstanding at April 30, 2004	338,927	$ 3.87 to $17.75	$2,520,687	$7.44

    As of April 30, 2004, 2003 and 2002 all stock options were exercisable with the exception of options to purchase 10,000, 20,000 and 0 shares, respectively, at $13.15 per share. The non-exercisable options become fully exercisable in 2005. A summary of stock options outstanding as of April 30, 2004 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.88 to $ 5.50	211,932	3.23 years	$4.89
9.88 to 17.75	126,995	8.03	11.69

	338,927	5.03 years	$7.44

Warrants

    As of April 30, 2004 the Company had stock purchase warrants outstanding to purchase 42,000 shares at prices ranging from $3.75 to $27.35 per share. All of the warrants are presently exercisable and expire between 2006 and 2009. During the fiscal years ended April 30, 2004, 2003 and 2002, the Company issued warrants to purchase 12,500, 5,000 and 57,500 shares of its common stock, which had weighted-average grant-date fair values of $6.08, $3.00 and $1.22 per share, respectively.

K - Commitments and Contingencies

Facility Leases

    The Company leases certain dealership and office facilities under various operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2004 the aggregate rentals due under such non-cancelable operating leases with lease terms in excess of one year were as follows:

Years Ending April 30,	Amount
2005	$1,406,698
2006	449,773
2007	318,640
2008	89,235
2009	45,600
Thereafter	—

$2,309,946

    For the years ended April 30, 2004, 2003 and 2002 rent expense for all operating leases amounted to approximately $1,905,000, $1,765,000 and $1,581,000, respectively.

Litigation

    In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the "Defendants") by Astoria Entertainment, Inc. ("Astoria"). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the "State Claims") and the other was filed in the United States District Court for the Eastern District of Louisiana (the "Federal Claims"). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. A motion to dismiss the State Claims is pending before the state district court of appeals. The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

L - Fiscal 2002 Charges

    The Company recorded the following charges during the fiscal year ended April 30, 2002:

Fiscal 2002
Stock option based compensation	$7,328,554
Restructuring charge	2,732,106
Write-down of investments and equipment	3,927,631

Stock Option Based Compensation

    Prior to May 1, 2002, the Company's 1997 Stock Option Plan contained a "cashless" exercise feature which allowed option holders to use the "in-the-money" value of the option as payment for a portion or all of the exercise price of the option. Due to such cashless feature, options granted under the plan were characterized as "variable" options under accounting principles generally accepted in the United States of America. Under variable option accounting, changes in the market value of the Company's common stock generally result in charges or credits to stock-based compensation with an offsetting entry to additional paid-in capital. Accordingly, for the fiscal year ended April 30, 2002, the Company recorded a $7.3 million non-cash charge related to stock option based compensation.

    In order to avoid future stock option based compensation charges or credits (which can result in volatile earnings fluctuations), effective May 1, 2002 the Company rescinded the cashless exercise provision of its 1997 Plan.

Restructuring Charge

    As discussed in Note P, in October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result, the Company recorded severance ($2.6 million) and office closing costs ($.1 million) totaling $2.7 million during the fiscal year ended April 30, 2002.

Write-Down of Investments and Equipment

    Prior to the Company's decision in October 2001 to sell all of its operating subsidiaries except Car-Mart, the Company had a history of making investments in a variety of different businesses, including investments in early-stage emerging technology/Internet concerns. During the fiscal year ended April 30, 2002, financing for early-stage emerging technology/Internet investments, such as the Company's investment in Monarch Venture Partners' Fund I, L.P. ("Monarch") and Mariah Vision 3, Inc. ("Mariah"), became increasingly difficult to obtain. The adverse conditions in the capital markets, combined with poor operating results and prospects of Mariah and some of Monarch's portfolio companies, caused the Company to consider whether its carrying values of Mariah and Monarch were impaired. After review and analysis, the Company wrote-down the carrying value of Monarch and Mariah a total of $3.3 million. In addition, during fiscal 2002 the Company wrote down the value of certain equipment prior to its sale by $.6 million.

    The Company's investment in Monarch and Mariah at April 30, 2004, which is carried at the lower of cost or market, was $293,811 and $0, respectively, and is included in "Prepaid and other assets" in the accompanying consolidated balance sheet.

M - Related Party Transactions

    During fiscal 2002, the Company paid an outside director $16,719 as a fee in connection with certain consulting services related to its used car sales and finance business.

    During fiscal 2004, 2003 and 2002, the Company paid Dynamic Enterprises, Inc. ("Dynamic") approximately $225,000 per year for the lease of six dealership locations. During those periods an officer of Dynamic was also a director of the Company.

N - Fair Value of Financial Instruments

    The table below summarizes information about the fair value of financial instruments included in the Company's financial statements at April 30, 2004 and 2003:

	April 30, 2004		April 30, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$1,128,349	$1,128,349	$783,786	$783,786
Finance receivables, net	103,683,660	96,539,720	91,358,935	83,815,523
Revolving credit facility	22,534,120	22,534,120	25,968,220	25,968,220

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

Financial Instrument	Valuation Methodology
Cash and cash equivalents	The carrying amount is considered to be a reasonable estimate of fair value.
Finance receivables, net	The fair value was estimated based upon discussions with a third party purchaser of finance receivables, and discussions with other valuation personnel.
Revolving credit facility	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

O - Supplemental Cash Flow Information

    Supplemental cash flow disclosures for the years ended April 30, 2004, 2003 and 2002 are as follows:

	Years Ended April 30,
	2004	2003	2002
Interest paid	$1,101,715	$1,715,524	$2,773,843
Income taxes paid (refunded), net	5,986,433	(1,400,091)	5,396,204
Note issued in the purchase of property and equipment			900,000
Stock issued to acquire Car-Mart minority interest			1,447,589

P - Discontinued Operations

    In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. This decision was based on management's desire to separate the highly profitable and modestly leveraged operations of Car-Mart from the operating losses or lower level of profitability and highly leveraged operations of the Company's other operating subsidiaries. In addition, it is management's belief that the Company's ownership of businesses in a variety of different industries may have created confusion within the investment community, possibly making it difficult for investors to analyze and properly value the Company's common stock. In May 2002 the Company sold its remaining 50% interest in Precision IBC, Inc. ("Precision") for $3.8 million in cash. In July 2002 the Company sold its 80% interest in Concorde Acceptance Corporation ("Concorde") for $3.0 million in cash. As a result of these two sales, the Company no longer operates any business other than Car-Mart.

    As a result of the Company's decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations include the operations of Concorde through June 2002, Precision through April 2002 and Smart Choice Automotive Group, Inc. ("Smart Choice") through October 2001. Discontinued operations for the year ended April 30, 2004 reflect a negotiated settlement of amounts due from a former subsidiary of the Company that had been previously written-off. A summary of the Company's discontinued operations for the years ended April 30, 2004, 2003 and 2002 is as follows (in thousands):

	Years Ended April 30,
	2004	2003	2002
Revenues	$—	$3,058	$104,069
Operating expenses		2,306	107,474
Write-down of Smart Choice assets, net	(250)		19,945

Income (loss) before taxes and minority interests	250	752	(23,350)
Provision (benefit) for income taxes	85	283	(5,742)
Minority interests (benefit)		94	(4,438)

Income (loss) from discontinued operations	$165	$375	$(13,170)

Q - Quarterly Results of Operations (unaudited)

    A summary of the Company's quarterly results of operations for the years ended April 30, 2004 and 2003 is as follows (in thousands, except per share information):

	Year Ended April 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$43,310	$43,315	$41,853	$47,706	$176,184
Income from continuing operations	4,379	3,815	2,810	4,635	15,639
Net income	4,544	3,815	2,810	4,635	15,804
Continuing earnings per share:
Basic	.60	.51	.37	.60	2.07
Diluted	.55	.48	.35	.58	1.96
	Year Ended April 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$36,097	$38,278	$38,300	$42,210	$154,885
Income from continuing operations	3,437	3,100	3,284	3,748	13,569
Net income	3,687	3,356	3,284	3,748	14,075
Continuing earnings per share:
Basic	.49	.44	.47	.53	1.93
Diluted	.43	.40	.42	.48	1.73

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Item 9A.    Controls and Procedures

    Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

    Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Items 10-14 of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in 2004 (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10.    Directors and Executive Officers of the Registrant

    The information required by this item is set forth in the Proxy Statement under the headings "Proposals to be Voted on—Election of Directors," "Ownership of Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance and Board Matters—Code of Ethics" which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers" in Item 1 of this report.

Item 11.    Executive Compensation

    The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is set forth in the Proxy Statement under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

    The information required by this item is set forth in the Proxy Statement under the heading "Related Party Transactions," which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

    The information required by this item is set forth in the Proxy Statement under the heading "Principal Accountant Fees and Services," which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements and Accountant's Report
The following financial statements and accountant's report are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2004 and 2003
Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
(a)(3)	Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (formerly SKAI, Inc.).(3)
3.1.1	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989.(3)
3.1.2	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989.(3)
3.1.3	Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993.(8)
3.1.4	Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994.(8)
3.1.5	Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997.(11)
3.1.6	Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002.(13)
3.2	By-Laws dated August 24, 1989.(4)
4.1	Specimen stock certificate.(9)
4.2	Agented Revolving Credit Agreement dated December 18, 2001 by and between America's Car-Mart, Inc. and Colonial Auto Finance, Inc. as borrowers, and Bank of Oklahoma, N.A., Bank of Arkansas, N.A., Superior Federal Bank, Great Southern Bank, Community Bank and Arkansas State Bank as lenders.(12)
4.2.1	Amendment dated November 30, 2003 to Agented Revolving Credit Agreement dated December 18, 2001 by and between the Company as borrower, and Bank of Oklahoma and certain other banks as lenders.(15)
10.1	1986 Incentive Stock Option Plan.(2)
10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990.(5)
10.2	1991 Non-Qualified Stock Option Plan.(6)
10.3	1997 Stock Option Plan.(10)
10.4	Form of Indemnification Agreement between the Company and certain officers and directors of the Company.(7)
10.5	Employment agreement dated May 1, 2003 by and between the Company and William H. Henderson.(14)
10.6	Employment agreement dated May 1, 2003 by and between the Company and Eddie Lee Hight.(14)
14.1	Code of Business Conduct and Ethics.(1)

21.1	Subsidiaries of America's Car-Mart, Inc.(1)
23.1	Consent of Independent Registered Public Accounting Firm.(1)
24.1	Power of Attorney of William H. Henderson.(1)
24.2	Power of Attorney of Tilman J. Falgout, III.(1)
24.3	Power of Attorney of J. David Simmons.(1)
24.4	Power of Attorney of Robert J. Kehl.(1)
24.5	Power of Attorney of Carl E. Baggett.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

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

(13)
Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 2002 and incorporated herein by reference.

(14)
Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.

(15)
Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 and incorporated herein by reference.

(b)	Reports on Form 8-K
During the fiscal quarter ended April 30, 2004 the Company furnished the following reports on Form 8-K:

(1) - Form 8-K, dated February 13, 2004, reporting under Item 12 the issuance by the Company of a press release announcing an adjustment to the Company's earnings guidance for the fiscal quarter ended January 31, 2004.
(2) - Form 8-K, dated March 5, 2004, reporting under Item 12 the issuance by the Company of a press release announcing earnings for the fiscal quarter ended January 31, 2004.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA'S CAR-MART, INC.
Dated: July 7, 2004	By:	/s/ Tilman J. Falgout, III
Tilman J. Falgout, III Chief Executive Officer (principal executive officer)
Dated: July 7, 2004	By:	/s/ Mark D. Slusser
Mark D. Slusser Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board, Chief Executive Officer and Director	July 7, 2004
Tilman J. Falgout, III
*	Vice Chairman of the Board, President and Director	July 7, 2004
William H. Henderson
*	Director	July 7, 2004
J. David Simmons
*	Director	July 7, 2004
Robert J. Kehl
*	Director	July 7, 2004
Carl E. Baggett
*By	/s/ Mark D. Slusser Mark D. Slusser As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
14.1	Code of Business Conduct and Ethics.
21.1	Subsidiaries of America's Car-Mart, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney of William H. Henderson.
24.2	Power of Attorney of Tilman J. Falgout, III.
24.3	Power of Attorney of J. David Simmons.
24.4	Power of Attorney of Robert J. Kehl.
24.5	Power of Attorney of Carl E. Baggett.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
PART II
Consolidated Operations (Operating Statement Dollars in Thousands)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX