Form 10-Q
period 2004-07-31
AMERICAS CARMART INC
filed 2004-09-09
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2004	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 8, 2004
Common stock, par value $.01 per share	7,809,457

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	July 31, 2004	April 30, 2004
	(unaudited)
Assets:
Cash and cash equivalents	$586,426	$1,128,349
Other receivables	503,314	509,752
Finance receivables, net	110,339,387	103,683,660
Inventory	6,341,256	5,975,292
Prepaid expenses and other assets	668,742	387,641
Property and equipment, net	6,784,840	5,556,757

	$125,223,965	$117,241,451

Liabilities and stockholders’ equity:
Accounts payable	$2,583,064	$2,122,927
Accrued liabilities	5,819,055	5,544,988
Income taxes payable	2,426,214	845,044
Deferred tax liabilities, net	2,066,896	1,616,896
Revolving credit facility	22,528,603	22,534,120
	35,423,832	32,663,975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,799,457 issued and outstanding (7,757,841 at April 30, 2004)	77,995	77,578
Additional paid-in capital	33,428,291	33,138,765
Retained earnings	56,293,847	51,361,133
Total stockholders’ equity	89,800,133	84,577,476

	$125,223,965	$117,241,451

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended July 31,
	2004	2003
Revenues:
Sales	$47,232,534	$40,320,144
Interest income	3,577,134	2,990,304
	50,809,668	43,310,448

Costs and expenses:
Cost of sales	25,242,363	20,935,751
Selling, general and administrative	8,204,562	7,306,956
Provision for credit losses	9,221,678	7,720,863
Interest expense	227,401	315,666
Depreciation and amortization	92,348	81,817
	42,988,352	36,361,053

Income from continuing operations before income taxes	7,821,316	6,949,395

Provision for income taxes	2,888,602	2,569,988

Income from continuing operations	4,932,714	4,379,407

Discontinued operations:
Income from discontinued operations, net of taxes		165,000

Net income	$4,932,714	$4,544,407

Basic earnings per share:
Continuing operations	$.63	$.60
Discontinued operations		.02
Total	$.63	$.62

Diluted earnings per share:
Continuing operations	$.62	$.55
Discontinued operations		.02
Total	$.62	$.57

Weighted average number of shares outstanding:
Basic	7,776,178	7,294,931
Diluted	7,997,962	7,909,500

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Three Months Ended July 31,
		2004	2003
	Operating activities:
	Net income	$4,932,714	$4,544,407
	Less: Income from discontinued operations		165,000
	Income from continuing operations	4,932,714	4,379,407

	Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
	Depreciation and amortization	92,348	81,817
	Deferred income taxes	450,000	535,937
	Changes in finance receivables, net:
	Finance receivable originations	(43,357,553)	(38,212,213)
	Finance receivable collections	25,452,400	24,256,131
	Provision for credit losses	9,221,678	7,720,863
	Inventory acquired in repossession	2,027,748	1,637,965
	Subtotal finance receivables	(6,655,727)	(4,597,254)
	Changes in operating assets and liabilities:
	Income tax receivable		161,816
	Other receivables	6,438	(28,943)
	Inventory	(365,964)	(608,322)
	Prepaid expenses and other assets	(281,101)	(81,660)
	Accounts payable and accrued liabilities	734,204	(1,115,494)
	Income taxes payable	1,724,170	1,542,065
	Net cash provided by operating activities	637,082	269,369

	Investing activities:
	Purchase of property and equipment	(1,320,431)	(459,289)
	Net cash used in investing activities	(1,320,431)	(459,289)

	Financing activities:
	Exercise of stock options	361,275	835,655
	Purchase of common stock	(214,332)	(333,305)
	Repayments of revolving credit facility, net	(5,517)	(681,485)
	Net cash provided by (used in) financing activities	141,426	(179,135)

	Cash used in continuing operations	(541,923)	(369,055)
	Cash provided by discontinued operations		250,000

	Decrease in cash and cash equivalents	(541,923)	(119,055)
Cash and cash equivalents at:	Beginning of period	1,128,349	783,786

	End of period	$586,426	$664,731

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2004, the Company operated 72 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2004.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 63% of sales made to customers residing in Arkansas.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facility matures in April 2006.  The Company expects that it will be able to renew or refinance such credit facility on or before the scheduled maturity date.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At July 31, 2004, 3.4% of the Company’s finance receivable balances were over 30 days past due.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $12.50 and $8.68 per share for the three months ended July 31, 2004 and 2003, respectively.

	Three Months Ended July 31,
	2004	2003

Reported net income	$4,932,714	$4,544,407
Less fair value compensation cost, net of tax	(61,875)	(42,966)
Pro forma net income	$4,870,839	$4,501,441

Basic earnings per share:
As reported	$.63	$.62
Pro forma	$.63	$.62

Diluted earnings per share:
As reported	$.62	$.57
Pro forma	$.61	$.57

Assumptions:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	4.5%
Expected volatility	40.0%	50.0%
Expected life	5 years	5 years

Related Party Transactions

During the three months ended July 31, 2003, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations.  A former director of the Company was also an officer of Dynamic during this period.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	July 31, 2004	April 30, 2004

Gross contract amount	$149,835,204	$140,169,258
Unearned finance charges	(12,852,731)	(11,449,631)
Allowance for credit losses	(26,643,086)	(25,035,967)

	$110,339,387	$103,683,660

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2004 and 2003 are as follows:

	Three Months Ended July 31,
	2004	2003
Balance at beginning of period	$25,035,967	$20,395,095
Provision for credit losses	9,221,678	7,720,863
Net charge-offs	(7,614,559)	(6,334,492)

Balance at end of period	$26,643,086	$21,781,466

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31, 2004	April 30, 2004

Land	$2,581,855	$2,002,927
Buildings and improvements	2,461,693	1,770,244
Furniture, fixtures and equipment	760,108	707,818
Leasehold improvements	2,026,700	2,034,481
Less accumulated depreciation and amortization	(1,045,516)	(958,713)

	$6,784,840	$5,556,757

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31, 2004	April 30, 2004

Compensation	$2,514,270	$2,196,977
Interest	83,770	87,770
Cash overdraft	805,255	1,068,743
Deferred revenue	1,411,385	1,312,509
Subsidiary redeemable preferred stock	500,000	500,000
Other	504,375	378,989

	$5,819,055	$5,544,988

F – Revolving Credit Facility

A summary of revolving credit facility is as follows:

Revolving Credit Facility

Lender	Facility Amount	Interest Rate	Maturity	Balance at July 31, 2004	Balance at April 30, 2004
Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$22,528,603	$22,534,120

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Interest is charged at the bank’s prime lending rate per annum (4.25% and 4.00% at July 31, 2004 and April 30, 2004, respectively).  The Company’s revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the Company’s revolving credit facility is a function of eligible finance receivables.  Based upon eligible finance receivables at July 31, 2004, the Company could have drawn an additional $17.0 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended July 31,
	2004	2003

Weighted average shares outstanding-basic	7,776,178	7,294,931
Dilutive options and warrants	221,784	614,569

Weighted average shares outstanding-diluted	7,997,962	7,909,500

Antidilutive securities not included:
Options and warrants	7,500	17,500

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

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
	2004	2003
Supplemental disclosures:
Interest paid	$222,773	$307,414
Income taxes paid, net	714,438	330,169

Non-cash transactions:
Inventory acquired in repossession	2,027,748	1,637,965

J – Discontinued Operations

In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented.  Discontinued operations for the three months ended July 31, 2003 reflect a negotiated settlement of monies due the Company from a former subsidiary of the Company that had been previously written-off.  The settlement received was $250,000 ($165,000 net of income taxes).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results.  As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its installment loans effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws and changes in lending laws or regulations.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2004, the Company operated 72 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues at a compound annual rate of 19% over the last eight years.  Finance receivables tend to grow at about the same rate as revenues.  Growth results from same store revenue growth (unit sales growth and price increases) and the addition of new stores.  Revenue growth in the first quarter of fiscal 2005 (17%) is in line with the Company’s fiscal 2005 growth expectations of 16-17%.  Revenue growth in the first quarter of fiscal 2005, as compared to the same period in the prior fiscal year, was assisted by an increase in the average retail sales price of 9%.  Typically, annual price increases are in the 3-4% range.  As discussed below, the more significant increase in the average retail sales price in the current period stems from a decision in February 2004 to substantially reduce the sale of lower-priced vehicles and begin selling slightly higher-priced vehicles.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last nine years Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21%.  Credit losses in the first quarter of fiscal 2005 (19.5%) were slightly higher than the Company’s expectations.  The Company believes the higher credit losses in the current period were the result of the continuing effects of selling more lower-priced vehicles through January 2004.  In the beginning of the prior fiscal year the Company made the decision to sell more lower-priced vehicles as they have higher gross margin percentages and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  Lower-priced vehicles tend to have more mechanical difficulties that often result in a higher level of repossessions.  As a result of higher than normal charge-off experience and slower revenue growth from selling lower-priced vehicles, in February 2004 the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last nine years Car-Mart’s gross margins as a percentage of sales have ranged between approximately 43% and 48%.  Gross margins as a percentage of sales in the first quarter of fiscal 2005 were 46.6%, down from 48.1% in the same period of the prior fiscal year.  The Company’s gross margins are set based upon the cost of the vehicle purchased with lower-priced vehicles having higher gross margin percentages.  As a result of the Company’s decision in February 2004 to shift away from the sale of lower-priced vehicles to slightly higher-priced vehicles, the Company’s gross margins, as a percentage of sales, decreased in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004.

Hiring, training, and retaining qualified associates are a continuing focus for the Company.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  In fiscal 2005, the Company intends to add resources to increase its ability to train new store managers and corporate office management personnel.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a% of Sales
	Three Months Ended July 31,		2004 vs.	Three Months Ended July 31,
	2004	2003	2003	2004	2003
Revenues:
Sales	$47,233	$40,320	17.1%	100.0%	100.0%
Interest income	3,577	2,990	19.6	7.6	7.4
Total	50,810	43,310	17.3	107.6	107.4

Costs and expenses:
Cost of sales	25,242	20,936	20.6	53.4	51.9
Selling, general and administrative	8,205	7,307	12.3	17.4	18.1
Provision for credit losses	9,222	7,721	19.4	19.5	19.1
Interest expense	227	315	(27.9)	.5	.8
Depreciation and amortization	92	82	12.2	.2	.2
Total	42,988	36,361	18.2	91.0	90.2

Pretax income	$7,822	$6,949	12.6	16.6	17.2

Operating Data:
Retail units sold	6,461	6,066	6.5%
Average stores in operation	71.3	65.7	8.5
Average units sold per store	90.6	92.3	(1.9)
Average retail sales price	$7,036	$6,439	9.3
Same store revenue growth	12.5%	16.0%

Period End Data:
Stores open	72	66	9.1%
Accounts over 30 days past due	3.4%	4.8%

Three Months Ended July 31, 2004 vs. Three Months Ended July 31, 2003

Revenues increased $7.5 million, or 17.3%, for the three months ended July 31, 2004 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($5.1 million, or 12.5%), (ii) revenue growth from stores opened during the three months ended July 31, 2003 or stores that opened or closed a satellite location after April 30, 2003 ($.3 million), and (iii) revenues from stores opened after July 31, 2003 ($2.1 million).

Cost of sales as a percentage of sales increased 1.5% to 53.4% for the three months ended July 31, 2004 from 51.9% in the same period of the prior fiscal year.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, and (iii) assist in the repair of more customers’ vehicles.

Selling, general and administrative expense as a percentage of sales decreased .7% to 17.4% for the three months ended July 31, 2004 from 18.1% in the same period of the prior fiscal year.  The decrease was principally the result of lower compensation, insurance and occupancy costs as a percentage of sales.  While these costs have increased in the current period on a dollar basis, they have decreased as a percentage of sales.  The decrease in these costs, as a percentage of sales, is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation, insurance or occupancy costs.

Provision for credit losses as a percentage of sales increased .4%, to 19.5% for the three months ended July 31, 2004 from 19.1% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it incurred higher charge-offs as a percentage of sales as a result of the continuing effects of selling a higher percentage of lower-priced vehicles that occurred through January 2004.  In February 2004, as a result of the higher level of charge-offs associated with lower-priced vehicles, the Company substantially reduced the purchase and sale of lower-priced vehicles.

Interest expense as a percentage of sales decreased to .5% for the three months ended July 31, 2004 from .8% in the same period of the prior fiscal year.  The decrease was principally the result of (i) a decrease in the interest rate charged on the Company’s revolving credit facility (the rate charged was reduced from prime plus .5% per annum to prime in November 2003), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2004	2003
Operating activities:
Income from continuing operations	$4,933	$4,379
Finance receivables, net	(6,656)	(4,597)
Other	2,360	487
Total	637	269

Investing activities:
Purchase of property and equipment	(1,320)	(459)
Total	(1,320)	(459)

Financing activities:
Exercise of stock options	361	836
Purchase of common stock	(214)	(333)
Revolving credit facility, net	(6)	(682)
Total	141	(179)

Cash used in continuing operations	$(542)	$(369)

The Company generates cash flow from income from continuing operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facility.  For the most part, the Company’s growth is self-funded.

At July 31, 2004 the Company had $.6 million of cash on hand and an additional $17.0 million of availability under its $39.5 million revolving credit facility.

On a short-term basis, the Company’s principal sources of liquidity include income from continuing operations and borrowings from its revolving credit facility.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings from a revolving credit facility.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by approximately the same percentage that its sales grow, (ii) purchase property and equipment of approximately $2-3 million in the next twelve months in connection with opening new stores and refurbishing existing stores, and (iii) to the extent excess cash is available, reduce debt.  In addition, from time to time the Company may use cash to repurchase its common stock.

The Company’s revolving credit facility matures in April 2006.  The Company expects that it will be able to renew or refinance its revolving credit facility on or before the scheduled maturity date.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2004 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 80% of its store and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.  Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s accounting policies are discussed in Note B in the accompanying consolidated financial statements.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.8% over the last eight years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.8% over the last eight years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.25% at July 31, 2004) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At July 31, 2004, approximately 64% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($137.0 million) and variable interest rate borrowings ($22.5 million), and the percentage of Arkansas originated finance receivables (64%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) In Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+2%	$434	$1,217
+1%	217	609
-1%	(217)	(609)
-2%	(434)	(1,217)

A similar calculation and table was prepared at April 30, 2004.  The calculation and table was materially consistent with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits:

31.1         Rule 13a-14(a) certification.

31.2         Rule 13a-14(a) certification.

32.1         Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

	By:	\s\ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(Principal Executive Officer)

	By:	\s\ Mark D. Slusser
Mark D. Slusser
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: September 9, 2004

Exhibit Index

31.1         Rule 13a-14(a) certification.

31.2         Rule 13a-14(a) certification.

32.1         Section 1350 certification.