Form 10-Q
period 2004-10-31
AMERICAS CARMART INC
filed 2004-12-10
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
October 31, 2004	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 9, 2004
Common stock, par value $.01 per share	7,830,082

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	October 31, 2004	April 30, 2004
	(unaudited)
Assets:
Cash and cash equivalents	$566,447	$1,128,349
Other receivables	575,711	509,752
Finance receivables, net	115,570,804	103,683,660
Inventory	6,323,766	5,975,292
Prepaid expenses and other assets	695,282	387,641
Property and equipment, net	7,979,631	5,556,757

	$131,711,641	$117,241,451

Liabilities and stockholders’ equity:
Accounts payable	$2,125,103	$2,122,927
Accrued liabilities	5,894,798	5,544,988
Income taxes payable	884,531	845,044
Deferred tax liabilities, net	2,066,896	1,616,896
Revolving credit facility	26,484,897	22,534,120
	37,456,225	32,663,975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,815,082 issued and outstanding (7,757,841 at April 30, 2004)	78,151	77,578
Additional paid-in capital	33,492,434	33,138,765
Retained earnings	60,684,831	51,361,133
Total stockholders’ equity	94,255,416	84,577,476

	$131,711,641	$117,241,451

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
Sales	$46,694,447	$40,196,997	$93,926,981	$80,517,141
Interest income	3,820,978	3,117,827	7,398,112	6,108,131
	50,515,425	43,314,824	101,325,093	86,625,272

Costs and expenses:
Cost of sales	25,324,466	21,195,825	50,566,829	42,131,576
Selling, general and administrative	8,361,196	7,128,642	16,565,758	14,435,598
Provision for credit losses	9,487,353	8,560,796	18,709,031	16,281,659
Interest expense	286,880	304,912	514,281	620,578
Depreciation and amortization	99,123	78,346	191,471	160,163
	43,559,018	37,268,521	86,547,370	73,629,574

Income from continuing operations before tax	6,956,407	6,046,303	14,777,723	12,995,698

Provision for income taxes	2,565,423	2,231,173	5,454,025	4,801,161

Income from continuing operations	4,390,984	3,815,130	9,323,698	8,194,537

Discontinued operations:
Income from discontinued operations, net of tax				165,000

Net income	$4,390,984	$3,815,130	$9,323,698	$8,359,537

Basic earnings per share:
Continuing operations	$.56	$.51	$1.20	$1.11
Discontinued operations				.02
Total	$.56	$.51	$1.20	$1.13

Diluted earnings per share:
Continuing operations	$.55	$.48	$1.16	$1.03
Discontinued operations				.02
Total	$.55	$.48	$1.16	$1.05

Weighted average number of shares outstanding:
Basic	7,809,681	7,512,401	7,792,930	7,403,666
Diluted	8,015,857	7,950,608	8,006,910	7,930,054

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

	Six Months Ended October 31,
	2004	2003
Operating activities:
Net income	$9,323,698	$8,359,537
Less: Income from discontinued operations		165,000
Income from continuing operations	9,323,698	8,194,537

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	191,471	160,163
Deferred income taxes	450,000	559,937
Changes in finance receivables, net:
Finance receivable originations	(85,970,739)	(75,153,632)
Finance receivable collections	51,075,465	47,689,270
Provision for credit losses	18,709,031	16,281,659
Inventory acquired in repossession	4,299,099	3,259,627
Subtotal finance receivables	(11,887,144)	(7,923,076)
Changes in operating assets and liabilities:
Income tax receivable		3,588
Other receivables	(65,959)	26,302
Inventory	(348,474)	(763,967)
Prepaid expenses and other assets	(307,641)	(51,081)
Accounts payable and accrued liabilities	351,986	(1,314,293)
Income taxes payable	182,487	1,391,000
Net cash provided by (used in) operating activities	(2,109,576)	283,110

Investing activities:
Purchase of property and equipment	(2,614,345)	(735,246)
Net cash used in investing activities	(2,614,345)	(735,246)

Financing activities:
Exercise of stock options	425,575	1,617,990
Purchase of common stock	(214,333)	(412,913)
Proceeds from (repayments of) revolving credit facility, net	3,950,777	(223,564)
Net cash provided by financing activities	4,162,019	981,513

Cash provided by (used in) continuing operations	(561,902)	529,377
Cash provided by discontinued operations		250,000

Increase (decrease) in cash and cash equivalents	(561,902)	779,377
Cash and cash equivalents at: Beginning of period	1,128,349	783,786

End of period	$566,447	$1,563,163

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2004, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2004.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the initial amounts of interest income expected to be earned over the terms of the installment contracts less the amount of interest income already earned on such contracts. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At October 31, 2004, 3.5% of the Company’s finance receivable balances were over 30 days past due.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price. Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded. Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below. For purposes of this table, the estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $12.50 and $8.68 per share for the six months ended October 31, 2004 and 2003, respectively.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Reported net income	$4,390,984	$3,815,130	$9,323,698	$8,359,537
Fair value compensation cost, net of tax		—	61,875	42,966

Pro forma net income	$4,390,984	$3,815,130	$9,261,823	$8,316,571

Basic earnings per share:
As reported	$.56	$.51	$1.20	$1.13
Pro forma	$.56	$.51	$1.19	$1.12

Diluted earnings per share:
As reported	$.55	$.48	$1.16	$1.05
Pro forma	$.55	$.48	$1.16	$1.04

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.0%	4.5%	4.3%
Expected volatility	40.0%	60.0%	40.0%	55.0%
Expected life	5 years	5 years	5 years	5 years

Related Party Transactions

During the six months ended October 31, 2003, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations. A former director of the Company was also an officer of Dynamic during this period.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables are as follows:

	October 31, 2004	April 30, 2004

Gross contract amount	$157,386,523	$140,169,258
Unearned finance charges	(14,087,319)	(11,449,631)
Allowance for credit losses	(27,728,400)	(25,035,967)

	$115,570,804	$103,683,660

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2004 and 2003 are as follows:

	Six Months Ended October 31,
	2004	2003
Balance at beginning of period	$25,035,967	$20,395,095
Provision for credit losses	18,709,031	16,281,659
Net charge-offs	(16,016,598)	(13,915,729)

Balance at end of period	$27,728,400	$22,761,025

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31, 2004	April 30, 2004

Land	$3,039,236	$2,002,927
Buildings and improvements	3,030,578	1,770,244
Furniture, fixtures and equipment	767,519	707,818
Leasehold improvements	2,251,270	2,034,481
Less accumulated depreciation and amortization	(1,108,972)	(958,713)

	$7,979,631	$5,556,757

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31, 2004	April 30, 2004

Compensation	$2,322,024	$2,196,977
Interest	103,298	87,770
Cash overdraft	976,483	1,068,743
Deferred revenue	1,385,089	1,312,509
Subsidiary redeemable preferred stock	500,000	500,000
Other	607,904	378,989

	$5,894,798	$5,544,988

F – Revolving Credit Facility

A summary of revolving credit facility is as follows:

	Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at October 31, 2004	Balance at April 30, 2004
Bank of Oklahoma	$39,500,000	Prime	Apr 2006	$26,484,897	$22,534,120

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory. Interest is payable monthly and the principal balance is due at the maturity of the facility. Interest is charged at the bank’s prime lending rate per annum (4.75% and 4.00% at October 31, 2004 and April 30, 2004, respectively). The Company’s revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the Company’s revolving credit facility is a function of eligible finance receivables, with a maximum amount available of $39.5 million. Based upon eligible finance receivables at October 31, 2004, the Company could have drawn an additional $13.0 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Weighted average shares outstanding-basic	7,809,681	7,512,401	7,792,930	7,403,666
Dilutive options and warrants	206,176	438,207	213,980	526,388

Weighted average shares outstanding-diluted	8,015,857	7,950,608	8,006,910	7,930,054

Antidilutive securities not included:
Options and warrants	—	—	3,750	8,750

H – Commitments and Contingencies

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. In September 2004, the state court of appeals dismissed all the State Claims. Astoria has since filed an appeal with the Louisiana Supreme Court. The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

In addition to the foregoing case, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings. The Company does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
	2004	2003
Supplemental disclosures:
Interest paid	$498,753	$607,078
Income taxes paid, net	4,821,545	2,846,617

Non-cash transactions:
Inventory acquired in repossession	4,299,099	3,259,627

J – Discontinued Operations

In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented. Discontinued operations for the six months ended October 31, 2003 reflect a negotiated settlement of monies due the Company from a former subsidiary of the Company that had been previously written-off. The settlement received was $250,000 ($165,000 net of income taxes).

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2004, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 13% and 21% per year over the last seven years. Finance receivables tend to grow slightly faster than revenues. Growth results from same store revenue growth and the addition of new stores. Revenue growth in the first six months of fiscal 2005 (17%) is in line with the Company’s fiscal 2005 growth expectations of 16-17%. Revenue growth in the first six months of fiscal 2005, as compared to the same period in the prior fiscal year, was assisted by an 11% increase in the average retail sales price. Typically, annual price increases are in the 3-5% range. As discussed below, the more significant increase in the average retail sales price in the current period stems from a decision in February 2004 to substantially reduce the sale of lower-priced vehicles and begin selling slightly higher-priced vehicles.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last seven years Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.1%). Credit losses in the first six months of fiscal 2005 (19.9%) were slightly higher than the Company’s average over the last seven years. The Company believes the higher credit losses in this period were the result of the continuing effects of selling more lower-priced vehicles through January 2004. In the beginning of the prior fiscal year (May 2003), the Company made the decision to sell more lower-priced vehicles as they have higher gross margin percentages and are more affordable to the Company’s customers. However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles. Lower-priced vehicles tend to have more mechanical difficulties that often result in a higher level of repossessions. As a result of higher than normal charge-off experience and slower revenue growth from selling lower-priced vehicles, in February 2004 the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles. The effects of the Company’s February 2004 decision to reduce its purchase and sale of lower-priced vehicles is reflected in the lower provision for credit losses as a percentage of sales for the three months ended October 31, 2004 (20.3%) when compared to the three months ended October 31, 2003 (21.3%).

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last seven years Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%. Gross margins as a percentage of sales in the first six months of fiscal 2005 were 46.2%, down from 47.7% in the same period of the prior fiscal year. The Company’s gross margins are set based upon the cost of the vehicle purchased with lower-priced vehicles having higher gross margin percentages. As a result of the Company’s decision in February 2004 to shift away from the sale of lower-priced vehicles to slightly higher-priced vehicles, the Company’s gross margins, as a percentage of sales, decreased in the first six months of fiscal 2005 as compared to the same period in fiscal 2004.

Hiring, training, and retaining qualified associates are a continuing focus for the Company. The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal. In fiscal 2005, the Company intends to add resources to increase its ability to train new store managers and corporate office management personnel.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2004 vs.	Three Months Ended October 31,
	2004	2003	2003	2004	2003
Revenues:
Sales	$46,694	$40,197	16.2%	100.0%	100.0%
Interest income	3,821	3,118	22.5	8.2	7.8
Total	50,515	43,315	16.6	108.2	107.8

Costs and expenses:
Cost of sales	25,325	21,196	19.5	54.2	52.7
Selling, general and administrative	8,361	7,129	17.3	17.9	17.7
Provision for credit losses	9,487	8,561	10.8	20.3	21.3
Interest expense	287	305	(5.9)	.6	.8
Depreciation and amortization	99	78	26.9	.2	.2
Total	43,559	37,269	16.9	93.3	92.7

Pretax income	$6,956	$6,046	15.1	14.9	15.1

Operating Data:
Retail units sold	6,281	6,096	3.0%
Average stores in operation	74.7	65.7	13.7
Average units sold per store	84.1	92.8	(9.4)
Average retail sales price	$7,120	$6,350	12.1
Same store revenue growth	10.3%	11.1%

Period End Data:
Stores open	76	65	16.9%
Accounts over 30 days past due	3.5%	5.2%

Three Months Ended October 31, 2004 vs. Three Months Ended October 31, 2003

Revenues increased $7.2 million, or 16.6%, for the three months ended October 31, 2004 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.2 million, or 10.3%), (ii) revenue growth from stores opened during the three months ended October 31, 2003 or stores that opened or closed a satellite location after July 31, 2003 ($.1 million), and (iii) revenues from stores opened after October 31, 2003 ($2.9 million).

Cost of sales as a percentage of sales increased 1.5% to 54.2% for the three months ended October 31, 2004 from 52.7% in the same period of the prior fiscal year.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, and (iii) perform repairs of more vehicles in inventory without passing on the added cost.

Selling, general and administrative expense as a percentage of sales increased .2% to 17.9% for the three months ended October 31, 2004 from 17.7% in the same period of the prior fiscal year.  The increase was principally the result of an increase in advertising.

Provision for credit losses as a percentage of sales decreased 1.0%, to 20.3% for the three months ended October 31, 2004 from 21.3% in the same period of the prior fiscal year.  The decrease was primarily the result of lower charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it is beginning to see the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles.  Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles.  Also, in the most recent quarter, the Company believes that it has become more selective in approving credit in connection with the sale of vehicles.  The Company believes the slightly tighter credit standard is likely to be a factor in reducing credit losses as a percentage of sales in the future.

Interest expense as a percentage of sales decreased to .6% for the three months ended October 31, 2004 from .8% in the same period of the prior fiscal year.  The decrease was principally the result of a lower level of borrowings relative to the sales volume of the Company.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2004 vs.	Six Months Ended October 31,
	2004	2003	2003	2004	2003
Revenues:
Sales	$93,927	$80,517	16.7%	100.0%	100.0%
Interest income	7,398	6,108	21.1	7.9	7.6
Total	101,325	86,625	17.0	107.9	107.6

Costs and expenses:
Cost of sales	50,567	42,132	20.0	53.8	52.3
Selling, general and administrative	16,566	14,436	14.8	17.6	17.9
Provision for credit losses	18,709	16,282	14.9	19.9	20.2
Interest expense	514	620	(17.1)	.5	.8
Depreciation and amortization	191	160	19.4	.2	.2
Total	86,547	73,630	17.5	92.1	91.4

Pretax income	$14,778	$12,995	13.7	15.7	16.2

Operating Data:
Retail units sold	12,742	12,162	4.8%
Average stores in operation	73.0	65.7	11.1
Average units sold per store	174.5	185.1	(5.7)
Average retail sales price	$7,077	$6,393	10.7
Same store revenue growth	11.5%	11.5%

Period End Data:
Stores open	76	65	16.9%
Accounts 30 days or more past due	3.5%	5.2%

Six Months Ended October 31, 2004 vs. Six Months Ended October 31, 2003

Revenues increased $14.7 million, or 17.0%, for the six months ended October 31, 2004 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($9.4 million, or 11.5%), (ii) revenue growth from stores opened during the six months ended October 31, 2003 or stores that opened or closed a satellite location after April 30, 2003 ($.4 million), and (iii) revenues from stores opened after October 31, 2003 ($4.9 million).

Cost of sales as a percentage of sales increased 1.5% to 53.8% for the six months ended October 31, 2004 from 52.3% in the same period of the prior fiscal year.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, (iii) perform repairs of more vehicles in inventory without passing on the added cost, and (iv) assist in the repair of more customers’ vehicles.

Selling, general and administrative expense as a percentage of sales decreased .3% to 17.6% for the six months ended October 31, 2004 from 17.9% in the same period of the prior fiscal year.  The decrease was principally the result of lower compensation expense as a percentage of sales, partially offset by an increase in advertising costs.  While compensation expense has increased in the current period on a dollar basis, it has decreased as a percentage of sales.  The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation expense.

Provision for credit losses as a percentage of sales decreased .3%, to 19.9% for the six months ended October 31, 2004 from 20.2% in the same period of the prior fiscal year.  The decrease was primarily the result of lower charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it is beginning to see the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles.  Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles.  Also, in the most recent quarter, the Company believes that it has become more selective in approving credit in connection with the sale of vehicles.  The Company believes the slightly tighter credit standard is likely to be a factor in reducing credit losses as a percentage of sales in the future.

Interest expense as a percentage of sales decreased to .5% for the six months ended October 31, 2004 from .8% in the same period of the prior fiscal year.  The decrease was principally the result of a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended October 31,
	2004	2003
Operating activities:
Income from continuing operations	$9,324	$8,195
Finance receivables, net	(11,887)	(7,923)
Other	453	11
Total	(2,110)	283

Investing activities:
Purchase of property and equipment	(2,614)	(735)
Total	(2,614)	(735)

Financing activities:
Exercise of stock options	425	1,618
Purchase of common stock	(214)	(413)
Revolving credit facility, net	3,951	(224)
Total	4,162	981

Cash provided by (used in) continuing operations	$(562)	$529

The Company generates cash flow from income from continuing operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facility.  The majority of the Company’s growth is self-funded.

At October 31, 2004 the Company had $.6 million of cash on hand and an additional $13.0 million of availability under its $39.5 million revolving credit facility.

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

The Company expects to use cash to (i) grow its finance receivables portfolio slightly faster than the percentage that its sales grow, (ii) purchase property and equipment of approximately $3-4 million in the next twelve months primarily in connection with opening new stores and relocating and refurbishing existing stores, and (iii) to the extent excess cash is available, reduce debt.  In addition, from time to time the Company may use cash to repurchase its common stock.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.9% over the last seven years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.7% over the last seven years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contains a variable interest rate that fluctuates with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.50% at October 31, 2004) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2004, approximately 63% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($143.3 million) and variable interest rate borrowings ($26.5 million), and the percentage of Arkansas originated finance receivables (63%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$381	$1,188
+100 basis points	191	594
- 100 basis points	(191)	(594)
- 200 basis points	(381)	(1,188)

A similar calculation and table was prepared at April 30, 2004.  The calculation and table was materially consistent with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls over financial reporting that occurred during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Compliance is required as of our year-end of April 30, 2005.  This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls.  During this process, we expect to make improvements in the design and operation of our internal controls including further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

PART II

Item 1.  Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the Federal court dismissed all of the Federal Claims with prejudice.  In September 2004, the state court of appeals dismissed all the State Claims.  Astoria has since filed an appeal with the Louisiana Supreme Court.  The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

In addition to the foregoing case, in the ordinary course of business, the Company has become a defendant in various types of other legal proceedings.  The Company does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.  However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company’s 2004 annual meeting was held on September 29, 2004.  The record date for such meeting was August 20, 2004 on which date there were a total of 7,804,457 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s shareholders approved the election of directors as follows:

	Votes	Votes	Votes
Director	For	Against	Abstained

William H. Henderson	5,096,583	1,193,319	325,303
T.J. Falgout, III	5,097,533	1,192,369	325,303
Robert J. Kehl	6,288,816	1,086	325,303
J. David Simmons	6,288,816	1,086	325,303
Carl E. Baggett	6,283,116	6,786	325,303

Item 6.  Exhibits

Exhibits:

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

By:	\s\ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(Principal Executive Officer)

By:	\s\ Mark D. Slusser
Mark D. Slusser
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: December 9, 2004

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.