Form 10-Q
period 2005-01-31
AMERICAS CARMART INC
filed 2005-03-10
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2005	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 9, 2005
Common stock, par value $.01 per share	7,890,657

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	January 31, 2005	April 30, 2004
	(unaudited)
Assets:
Cash and cash equivalents	$1,101,503	$1,128,349
Other receivables	591,021	509,752
Finance receivables, net	118,973,541	103,683,660
Inventory	6,189,260	5,975,292
Prepaid expenses and other assets	510,493	387,641
Property and equipment, net	10,099,148	5,556,757

	$137,464,966	$117,241,451

Liabilities and stockholders’ equity:
Accounts payable	$2,223,831	$2,122,927
Accrued liabilities	5,406,294	5,544,988
Income taxes payable	1,373,271	845,044
Deferred tax liabilities, net	1,882,481	1,616,896
Revolving credit facility	27,711,051	22,534,120
	38,596,928	32,663,975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 7,848,061 issued and outstanding (7,757,841 at April 30, 2004)	78,481	77,578
Additional paid-in capital	33,771,066	33,138,765
Retained earnings	65,018,491	51,361,133
Total stockholders’ equity	98,868,038	84,577,476

	$137,464,966	$117,241,451

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
Sales	$44,177,438	$38,642,711	$138,104,419	$119,159,852
Interest income	4,041,969	3,210,086	11,440,081	9,318,217
	48,219,407	41,852,797	149,544,500	128,478,069

Costs and expenses:
Cost of sales	23,258,377	19,882,443	73,825,206	62,014,019
Selling, general and administrative	8,688,679	7,387,369	25,254,437	21,822,967
Provision for credit losses	8,946,644	9,765,192	27,655,675	26,046,851
Interest expense	345,341	294,024	859,622	914,602
Depreciation and amortization	115,894	71,450	307,365	231,613
	41,354,935	37,400,478	127,902,305	111,030,052

Income from continuing operations before tax	6,864,472	4,452,319	21,642,195	17,448,017

Provision for income taxes	2,530,812	1,642,681	7,984,837	6,443,842

Income from continuing operations	4,333,660	2,809,638	13,657,358	11,004,175

Discontinued operations:
Income from discontinued operations, net of tax				165,000

Net income	$4,333,660	$2,809,638	$13,657,358	$11,169,175

Basic earnings per share:
Continuing operations	$.55	$.37	$1.75	$1.47
Discontinued operations				.02
Total	$.55	$.37	$1.75	$1.49

Diluted earnings per share:
Continuing operations	$.54	$.35	$1.70	$1.38
Discontinued operations				.02
Total	$.54	$.35	$1.70	$1.40

Weighted average number of shares outstanding:
Basic	7,834,036	7,634,222	7,806,632	7,480,518
Diluted	8,027,165	7,994,430	8,013,661	7,951,513

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Nine Months Ended January 31,
		2005	2004
	Operating activities:
	Net income	$13,657,358	$11,169,175
	Less: Income from discontinued operations		165,000
	Income from continuing operations	13,657,358	11,004,175

	Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
	Depreciation and amortization	307,365	231,613
	Deferred income taxes	265,585	559,936
	Changes in finance receivables, net:
	Finance receivable originations	(127,161,998)	(111,374,611)
	Finance receivable collections	77,446,661	71,435,701
	Provision for credit losses	27,655,675	26,046,851
	Inventory acquired in repossession	6,769,781	4,971,505
	Subtotal finance receivables	(15,289,881)	(8,920,554)
	Changes in operating assets and liabilities:
	Income tax receivable		161,816
	Other receivables	(81,269)	110,193
	Inventory	(213,968)	(442,858)
	Prepaid expenses and other assets	(122,852)	(51)
	Accounts payable and accrued liabilities	(37,790)	(2,660,544)
	Income taxes payable	773,227	2,083,777
	Net cash (used in) provided by operating activities	(742,225)	2,127,503

	Investing activities:
	Purchase of property and equipment	(4,849,756)	(1,146,234)
	Net cash used in investing activities	(4,849,756)	(1,146,234)

	Financing activities:
	Exercise of stock options	653,265	2,129,693
	Purchase of common stock	(265,061)	(911,947)
	Proceeds from (repayments of) revolving credit facility, net	5,176,931	(2,055,089)
	Net cash provided by (used in) financing activities	5,565,135	(837,343)

	Cash (used in) provided by continuing operations	(26,846)	143,926
	Cash provided by discontinued operations		250,000

	(Decrease) increase in cash and cash equivalents	(26,846)	393,926
Cash and cash equivalents at:	Beginning of period	1,128,349	783,786

	End of period	$1,101,503	$1,177,712

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2005, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2004.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the initial amounts of interest income expected to be earned over the terms of the installment contracts less the amount of interest income already earned on such contracts.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At January 31, 2005, 4.6% of the Company’s finance receivable balances were over 30 days past due.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB Opinion No. 25”).  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below.  For purposes of this table, the estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $14.92 and $8.68 per share for the nine months ended January 31, 2005 and 2004, respectively.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004

Reported net income	$4,333,660	$2,809,638	$13,657,358	$11,169,175
Fair value compensation cost, net of tax	562,572	—	624,447	42,966

Pro forma net income	$3,771,088	$2,809,638	$13,032,911	$11,126,209

Basic earnings per share:
As reported	$.55	$.37	$1.75	$1.49
Pro forma	$.48	$.37	$1.67	$1.49

Diluted earnings per share:
As reported	$.54	$.35	$1.70	$1.40
Pro forma	$.47	$.35	$1.63	$1.40

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.0%	4.8%	4.3%
Expected volatility	40.0%	60.0%	40.0%	55.0%
Expected life	5 years	5 years	5 years	5 years

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.  SFAS 123R supersedes APB Opinion No. 25.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R.  SFAS 123R is effective for interim or annual periods beginning after June 15, 2005.

The Company is evaluating the requirements of SFAS 123R.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.  The Company expects to adopt SFAS 123R on August 1, 2005.

Related Party Transactions

During the nine months ended January 31, 2004, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $18,750 per month for the lease of six dealership locations.  A former director of the Company was also an officer of Dynamic during this period.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	January 31, 2005	April 30, 2004

Gross contract amount	$161,530,126	$140,169,258
Unearned finance charges	(14,285,644)	(11,449,631)
Allowance for credit losses	(28,270,941)	(25,035,967)

	$118,973,541	$103,683,660

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2005 and 2004 are as follows:

	Nine Months Ended January 31,
	2005	2004
Balance at beginning of period	$25,035,967	$20,395,095
Provision for credit losses	27,655,675	26,046,851
Net charge-offs	(24,420,701)	(22,382,329)

Balance at end of period	$28,270,941	$24,059,617

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31, 2005	April 30, 2004

Land	$3,744,620	$2,002,927
Buildings and improvements	3,101,793	1,770,244
Furniture, fixtures and equipment	2,014,386	707,818
Leasehold improvements	2,448,369	2,034,481
Less accumulated depreciation and amortization	(1,210,020)	(958,713)

	$10,099,148	$5,556,757

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31, 2005	April 30, 2004

Compensation	$2,784,065	$2,196,977
Interest	115,761	87,770
Cash overdraft		1,068,743
Deferred revenue	1,337,953	1,312,509
Subsidiary redeemable preferred stock	500,000	500,000
Other	668,515	378,989

	$5,406,294	$5,544,988

F – Revolving Credit Facility

A summary of revolving credit facility is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at January 31, 2005	Balance at April 30, 2004
Bank of Oklahoma	$39,500,000	Prime	Apr 2006	$27,711,051	$22,534,120

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Interest is charged at the bank’s prime lending rate per annum (5.25% and 4.00% at January 31, 2005 and April 30, 2004, respectively).  The Company’s revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the Company’s revolving credit facility is a function of eligible finance receivables, with a maximum amount available of $39.5 million.  Based upon eligible finance receivables at January 31, 2005, the Company could have drawn an additional $11.8 million under the facility.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004

Weighted average shares outstanding-basic	7,834,036	7,634,222	7,806,632	7,480,518
Dilutive options and warrants	193,129	360,208	207,029	470,995

Weighted average shares outstanding-diluted	8,027,165	7,994,430	8,013,661	7,951,513

Antidilutive securities not included:
Options and warrants	—	—	2,500	5,833

H – Commitments and Contingencies

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the Federal court dismissed all of the Federal Claims with prejudice.  In September 2004, the state court of appeals dismissed all the State Claims.  In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case.  The case is currently pending in the Civil District Court for the Parish of Orleans, Louisiana.  The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
	2005	2004
Supplemental disclosures:
Interest paid	$847,159	$898,875
Income taxes paid, net	6,945,909	3,638,289

Non-cash transactions:
Inventory acquired in repossession	6,769,781	4,971,505

J – Discontinued Operations

In October 2001 the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented.  Discontinued operations for the nine months ended January 31, 2004 reflect a negotiated settlement of monies due the Company from a former subsidiary of the Company that had been previously written-off.  The settlement received was $250,000 ($165,000 net of income taxes).

K – Subsequent Event – Stock Split

In March 2005, the Company’s Board of Directors declared a three-for-two common stock split for shareholders of record as of March 25, 2005.  The stock split shall be paid on April 14, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results.  As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its finance receivables effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws and changes in lending laws or regulations.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2005, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 13% and 21% per year over the last seven years.  Finance receivables tend to grow slightly faster than revenues.  Growth results from same store revenue growth and the addition of new stores.  Revenue growth in the first nine months of fiscal 2005 (16.4%) is in line with the Company’s fiscal 2005 growth expectations of 16-17%.  Revenue growth in the first nine months of fiscal 2005, as compared to the same period in the prior fiscal year, was assisted by an 11.3% increase in the average retail sales price.  Typically, annual price increases are in the 3-5% range.  As discussed below, the more significant increase in the average retail sales price in the current period stems from a decision in February 2004 to substantially reduce the sale of lower-priced vehicles and begin selling slightly higher-priced vehicles.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last seven fiscal years Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.1%).  Credit losses in the first nine months of fiscal 2005 (20.0%) were slightly higher than the Company’s average over the last seven years.  The Company believes the higher credit losses in this period were the result of the continuing effects of selling more lower-priced vehicles through January 2004.  In the beginning of the prior fiscal year (May 2003), the Company made the decision to sell more lower-priced vehicles as they have higher gross margin percentages and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  Lower-priced vehicles tend to have more mechanical difficulties that often result in a higher level of repossessions.  As a result of higher than normal charge-off experience and slower revenue growth from selling lower-priced vehicles, in February 2004 the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.  The effects of the Company’s February 2004 decision to reduce its purchase and sale of lower-priced vehicles is reflected in the lower provision for credit losses as a percentage of sales for the nine months ended January 31, 2005 (20.0%) when compared to the nine months ended January 31, 2004 (21.9%).

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last seven years Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%.  Gross margins as a percentage of sales in the first nine months of fiscal 2005 were 46.5%, down from 48.0% in the same period of the prior fiscal year.  The Company’s gross margins are set based upon the cost of the vehicle purchased with lower-priced vehicles having higher gross margin percentages.  As a result of the Company’s decision in February 2004 to shift away from the sale of lower-priced vehicles to slightly higher-priced vehicles, the Company’s gross margins, as a percentage of sales, decreased in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004.

Hiring, training, and retaining qualified associates are a continuing focus for the Company.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  In fiscal 2005, the Company intends to add resources to increase its ability to train new store managers and corporate office management personnel.

Consolidated Operations

(Operating Statement Dollars in Thousands)

	Three Months Ended January 31,		% Change	As a % of Sales
			2005 vs.	Three Months Ended January 31,
	2005	2004	2004	2005	2004
Revenues:
Sales	$44,177	$38,643	14.3%	100.0%	100.0%
Interest income	4,042	3,210	25.9	9.1	8.3
Total	48,219	41,853	15.2	109.1	108.3

Costs and expenses:
Cost of sales	23,258	19,882	17.0	52.6	51.5
Selling, general and administrative	8,689	7,387	17.6	19.7	19.1
Provision for credit losses	8,947	9,765	(8.4)	20.3	25.3
Interest expense	345	295	16.9	.8	.8
Depreciation and amortization	116	71	63.4	.3	.2
Total	41,355	37,400	10.6	93.6	96.8

Pretax income	$6,864	$4,453	54.1	15.5	11.5

Operating Data:
Retail units sold	6,019	5,936	1.4%
Average stores in operation	76.0	67.3	12.9
Average units sold per store	79.2	88.2	(10.2)
Average retail sales price	$7,082	$6,300	12.4
Same store revenue growth	10.8%	5.9%

Period End Data:
Stores open	76	68	11.8%
Accounts over 30 days past due	4.6%	4.5%

Three Months Ended January 31, 2005 vs. Three Months Ended January 31, 2004

Revenues increased $6.4 million, or 15.2%, for the three months ended January 31, 2005 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.3 million, or 10.8%), (ii) revenue growth from stores opened during the three months ended January 31, 2004 or stores that opened or closed a satellite location after October 31, 2003 ($.3 million), and (iii) revenues from stores opened after January 31, 2004 ($1.8 million).

Cost of sales as a percentage of sales increased 1.1% to 52.6% for the three months ended January 31, 2005 from 51.5% in the same period of the prior fiscal year.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, and (iii) perform repairs of more vehicles in inventory without passing on the added cost.

Selling, general and administrative expense as a percentage of sales increased .6% to 19.7% for the three months ended January 31, 2005 from 19.1% in the same period of the prior fiscal year.  The increase was principally the result of an increase in utility costs and professional fees.  Utility costs increased partially as a result of higher costs associated with leasing data transmission lines for the Company’s computer network.  Professional fees increased partially as a result of fees paid to a consulting firm that is assisting the Company in documenting, evaluating and testing its internal accounting controls as required by the Sarbanes-Oxley Act of 2002.  The Company expects its Sarbanes-Oxley Act related professional fees to increase further in the fiscal quarter ended April 30, 2005.

Provision for credit losses as a percentage of sales decreased 5.0%, to 20.3% for the three months ended January 31, 2005 from 25.3% in the same period of the prior fiscal year.  The decrease was primarily the result of lower charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it is experiencing the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles.  Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles.  Also, in comparison to the prior fiscal period, the Company believes that it has become more selective in approving credit in connection with the sale of vehicles.  The Company believes the slightly tighter credit standard is likely to be a factor in reducing credit losses as a percentage of sales in the future.

Interest expense as a percentage of sales remained flat with the prior period at .8% of sales.  A slightly higher borrowing rate was offset by a decrease in borrowings relative to the sales volume of the Company.

Consolidated Operations

(Operating Statement Dollars in Thousands)

	Nine Months Ended January 31,		% Change	As a % of Sales
			2005 vs.	Nine Months Ended January 31,
	2005	2004	2004	2005	2004
Revenues:
Sales	$138,104	$119,160	15.9%	100.0%	100.0%
Interest income	11,440	9,318	22.8	8.3	7.8
Total	149,544	128,478	16.4	108.3	107.8

Costs and expenses:
Cost of sales	73,825	62,014	19.0	53.5	52.0
Selling, general and administrative	25,255	21,823	15.7	18.3	18.3
Provision for credit losses	27,656	26,047	6.2	20.0	21.9
Interest expense	859	915	(6.1)	.6	.8
Depreciation and amortization	307	231	32.9	.2	.2
Total	127,902	111,030	15.2	92.6	93.2

Pretax income	$21,642	$17,448	24.0	15.7	14.6

Operating Data:
Retail units sold	18,761	18,098	3.7%
Average stores in operation	74.0	66.2	11.7
Average units sold per store	253.5	273.2	(7.2)
Average retail sales price	$7,079	$6,363	11.3
Same store revenue growth	11.4%	10.8%

Period End Data:
Stores open	76	68	11.8%
Accounts 30 days or more past due	4.6%	4.5%

Nine Months Ended January 31, 2005 vs. Nine Months Ended January 31, 2004

Revenues increased $21.1 million, or 16.4%, for the nine months ended January 31, 2005 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($13.7 million, or 11.4%), (ii) revenue growth from stores opened during the nine months ended January 31, 2004 or stores that opened or closed a satellite location after April 30, 2003 ($2.6 million), and (iii) revenues from stores opened after January 31, 2004 ($4.8 million).

Cost of sales as a percentage of sales increased 1.5% to 53.5% for the nine months ended January 31, 2005 from 52.0% in the same period of the prior fiscal year.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, (iii) perform repairs of more vehicles in inventory without passing on the added cost, and (iv) assist in the repair of more customers’ vehicles.

Selling, general and administrative expense as a percentage of sales was 18.3% for each of the nine months ended January 31, 2005 and 2004.  Higher professional fees and advertising and utility costs were offset by lower compensation expense as a percentage of sales.  While compensation expense has increased in the current period on a dollar basis, it has decreased as a percentage of sales.  The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation expense.

Provision for credit losses as a percentage of sales decreased 1.9%, to 20.0% for the nine months ended January 31, 2005 from 21.9% in the same period of the prior fiscal year.  The decrease was primarily the result of lower charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it is experiencing the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles.  Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles.  Also, in comparison to the prior fiscal period, the Company believes that it has become more selective in approving credit in connection with the sale of vehicles.  The Company believes the slightly tighter credit standard is likely to be a factor in reducing credit losses as a percentage of sales in the future.

Interest expense as a percentage of sales decreased to .6% for the nine months ended January 31, 2005 from .8% in the same period of the prior fiscal year.  The decrease was principally the result of a lower level of borrowings relative to the sales volume of the Company.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2005	2004
Operating activities:
Income from continuing operations	$13,657	$11,004
Finance receivables, net	(15,290)	(8,921)
Other	891	44
Total	(742)	2,127

Investing activities:
Purchase of property and equipment	(4,850)	(1,146)
Total	(4,850)	(1,146)

Financing activities:
Exercise of stock options	653	2,130
Purchase of common stock	(265)	(912)
Revolving credit facility, net	5,177	(2,055)
Total	5,565	(837)

Cash (used in) provided by continuing operations	$(27)	$144

The Company generates cash flow from income from continuing operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facility.  The majority of the Company’s growth is self-funded.

At January 31, 2005 the Company had $1.1 million of cash on hand and an additional $11.8 million of availability under its $39.5 million revolving credit facility.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 17.9% over the last seven fiscal years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.7% over the last seven fiscal years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contains a variable interest rate that fluctuates with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (3.25% at January 31, 2005) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2005, approximately 63% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($147.2 million) and variable interest rate borrowings ($27.7 million), and the percentage of Arkansas originated finance receivables (63%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) In Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$382	$1,210
+100 basis points	191	605
- 100 basis points	(191)	(605)
- 200 basis points	(382)	(1,210)

A similar calculation and table was prepared at April 30, 2004.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, except as noted below, that these disclosure controls and procedures are effective.  During the third quarter, the Company has improved its documentation, formalized certain existing policies, adopted new policies, changed certain existing accounting procedures and has designed new accounting procedures in an effort to improve its internal accounting controls.

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Compliance is required as of our year-end of April 30, 2005.  This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls.  During this process, we expect to continue to make improvements in the design and operation of our internal controls including further formalization of policies and procedures, improved segregation of duties and additional monitoring controls and information technology controls and procedures.

The Company has identified a number of deficiencies pertaining to its information technology controls.  These deficiencies principally relate to documentation of systems process flow and controls, formalization of policies and procedures, access controls, back-up procedures and physical protection of computer equipment.  The Company is in the process of remediation of these deficiencies.  However, the remediation may not be complete by April 30, 2005, or have been completed for a sufficient period of time to demonstrate the effectiveness of the remediation.  Although the Company does not consider any individual deficiency to be material, the aggregation of these deficiencies, if not adequately remediated, could potentially result in one or more material weaknesses.

PART II

Item 1.  Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately twenty defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the fifteen riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the Federal court dismissed all of the Federal Claims with prejudice.  In September 2004, the state court of appeals dismissed all the State Claims.  In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case.  The case is currently pending in the Civil District Court for the Parish of Orleans, Louisiana.  The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

Dated: March 9, 2005

Exhibit Index

31.1                           Rule 13a-14(a) certification.

31.2                           Rule 13a-14(a) certification.

32.1                           Section 1350 certification.