Form 10-K
period 2005-04-30
AMERICAS CARMART INC
filed 2005-07-14
CIK 799850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
April 30, 2005	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Southeast Walton Blvd., Suite 213, Bentonville, Arkansas

(Address of principal executive offices)

72712

(Zip Code)

(479) 464-9944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒  No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter (October 29, 2004), the aggregate market value of the registrant’s common stock (based upon a closing price of $23.02) held by non-affiliates (all persons other than executive officers, directors and holder’s of 10% or more of the Registrant’s common stock) (9,525,023 shares) was $219,266,030.

As of July 13, 2005 there were 11,846,074 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•                                          opening new stores at the rate of 8% to 13% per year;

•                                          the continuation of same store revenue growth;

•                                          revenue growth of approximately 10% to 14% in fiscal 2006;

•                                          receivables growth slightly greater than revenue growth;

•                                          the Company’s business and growth strategies;

•                                          financing the majority of growth from profits; and

•                                          having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•                                          the availability of credit facilities for the Company’s business;

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

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2005, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations.  The Company sold its last remaining discontinued operation in July 2002.  Discontinued operations are described in Note O in the accompanying consolidated financial statements.

Business Strategy

In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 24 years.  This business strategy focuses on:

•                  Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and corporate office personnel on a daily basis.  Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last eight years, Car-Mart’s annual credit losses as a percentage of sales have been relatively stable ranging from a low of 17.0% to a high of 21.3%.  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

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

•                  Expanding Through Controlled Organic Growth.  The Company will continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company expects to open new stores at the rate of 8% to 13% per annum for the foreseeable future.  The Company currently has no plans to acquire existing dealerships of other Buy Here/Pay Here operators.

•                  Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company generally does not sell luxury cars or sports cars.  Approximately 80% of vehicles are sold at prices ranging between $5,000 and $9,000, with an average of $7,163 in fiscal 2005.  By selling vehicles in this price range the Company is able to keep the terms of its installment sales contracts short (average of 26 months), while requiring relatively low payments.

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

•                  Cultivating Customer Relationships.  The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company.  A large percentage of sales at mature stores are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals.  By developing a personal relationship with its customers the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company, should the customer experience financial difficulty during the term of his or her installment loan with the Company.  The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors.  These business strengths include:

•                  Experienced and Motivated Management.  The Company’s executive officers have an average tenure of approximately 15 years.  Several of Car-Mart’s store managers have been with the Company for more than ten years.  Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store.  A significant portion of the compensation of Car-Mart senior management is incentive based.

•                  Proven Business Practices.  The Company’s operations are highly structured.  While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store’s operation.  Detailed operating manuals are available to assist the store manager and office and collections personnel in performing their daily tasks.  As a result, each store is operated in a uniform manner.  Further, corporate office personnel monitor the stores’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

•                  Low Cost Operator.  The Company has structured its store and corporate office operations to minimize operating costs.  The number of associates employed at the store level is dictated by the number of active customer accounts each store services.  Associate compensation is standardized for each store position.  Other operating costs are closely monitored and scrutinized.  Technology is utilized to maximize efficiency.  The Company believes its operating costs as a percentage of revenues, or per unit sold, is among the lowest in the industry.

•                  Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2005, the Company’s debt to equity ratio was 0.28 to 1.0, which the Company believes is lower than the majority of its competitors.  Further, the Company believes it can fund the majority of its planned growth from net income generated from operations.  Of the external capital that may be needed to fund growth, the Company plans to draw on its existing revolving credit facilities, or renewals or replacements of those facilities.

•                  Significant Expansion Opportunities.  The Company generally targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in larger cities such as Tulsa, Oklahoma and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the eight states in which the Company currently operates to satisfy anticipated store growth for the next several years.  During fiscal 2006, the Company plans to add locations principally in Texas, Missouri and Tennessee.

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

•                  Store Locations and Facilities.  Below is a summary of stores opened during the fiscal years ended April 30, 2005, 2004 and 2003:

	Years Ended April 30,
	2005	2004	2003
Stores at beginning of year	70	64	55
New stores opened	6	7	9
Stores closed		(1)

Stores at end of year	76	70	64

Below is a summary of store locations by state as of April 30, 2005, 2004 and 2003:

	As of April 30,
Stores by State	2005	2004	2003
Arkansas	34	32	33
Oklahoma	13	13	13
Texas	14	10	4
Kentucky	7	7	7
Missouri	6	6	5
Kansas	1	1	1
Indiana	1	1	1

Total	76	70	64

Stores are typically located in smaller communities.  As of April 30, 2005, approximately 75% of the Company’s stores were located in cities with populations of less than 50,000.  Stores are located on leased or owned property between one and three acres in size.  When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Store facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company’s buyers purchase vehicles between three and ten years of age with 60,000 to 120,000 miles, and pay between $2,500 and $6,000 per vehicle.  The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass.  The Company also sells a number of trucks.  Buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•                  Selling, Marketing and Advertising.  Stores generally maintain an inventory of 15 to 75 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 12 to 14 times each year.  Approximately 80% of vehicles are sold at prices ranging between $5,000 and $9,000, with an average of $7,163 in fiscal 2005.  Selling is done principally by the store manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a four month or 4,000 mile service contract for $345 which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  The majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle.

The Company’s objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn his or her repeat business.  The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals.  The Company estimates that approximately 10% to 15% of the Company’s sales result from customer referrals.  The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of five, ten and 15 vehicles, respectively.  These plaques are prominently displayed at the dealership where the vehicles were purchased.  For mature dealerships, a large percentage of sales are to repeat customers.

The Company primarily advertises in local newspapers, on the radio and on television.  In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

•                  Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its stores.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 6%), terms ranging from 12 months to 36 months (average of 26 months), and annual interest charges ranging from 6% to 19% (average of 12% at April 30, 2005). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction.  In general, the store manager attempts to assess the stability and character of the applicant.  The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store.

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

The Company has established standards with respect to the percentage of accounts one and two weeks past due, the percentage of accounts three or more weeks past due, and for larger stores, one and two weeks past due, 15 to 44 days past due and 45-plus days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).  Store personnel are paid a monthly bonus based upon reaching a budgeted unit sales target at their store for the month.  This bonus is paid only if the store has met its delinquency and account loss standards for the month.

The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to amicably resolve payment delinquencies prior to repossessing a vehicle.

Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash to a wholesaler.

•                  New Store Openings.  The Company plans to add stores at the rate of 8% to 13% per year.  Senior management, with the assistance of the corporate office staff, makes decisions with respect to the communities in which to locate a new store and the specific sites within those communities.  New stores are typically located in the general proximity of existing stores to facilitate the corporate office’s oversight of the Company’s stores.

The Company’s approach with respect to new store openings is one of gradual development.  The manager in charge of a new store is normally a recently promoted associate who was an assistant manager at a larger store or a manager trainee.  The facility may be of a modular nature or an existing structure.  New stores operate with a low level of inventory and personnel.  As a result of the modest staffing level, the new store manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her store’s operations.  As the store develops and the customer base grows, additional staff is hired.

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

New stores are generally provided with $350,000 in capital from the corporate office during the first six to eight months of operation.  These funds are used principally to fund receivables growth.  After this six to eight month start-up period, new stores typically become cash flow positive.  That is, receivables growth is funded from store profits rather than additional capital from the corporate office.  This limitation of capital to new, as well as existing, stores serves as an important operating discipline.  Essentially, stores must be profitable in order to grow.  Typically, new stores are profitable within a few months of opening.

•                  Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a vice president of purchasing, compliance auditors, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees store operations.  The Company’s stores transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan store visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company’s stores to inspect, review and comment on operations.  Often, the corporate office assists in training new managers and other store level associates.  In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a store’s performance.

The Company’s store managers meet monthly on an area, regional or Company-wide basis.  At these meetings, corporate office personnel provide training and recognize achievements of store managers.  Near the end of every fiscal year the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each store manager.  At these meetings the year’s results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year.  The qualitative goals may focus on staff development, effective delegation and leadership and organization skills.  Quantitatively, the Company establishes unit sales goals and, depending on the circumstances, may establish delinquency, account loss or expense goals.

The corporate office is also responsible for establishing policy, maintaining the Company’s management information system, conducting compliance audits, orchestrating new store openings and setting the strategic direction for the Company.

Industry

•                  Used Car Sales.  The market for used car sales in the United States is significant.  Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships.  The Company operates in the Buy Here/Pay Here segment of the independent used car sales and finance market.  Buy Here/Pay Here dealers sell and finance used cars to individuals with limited credit histories or past credit problems.  Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

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

Regulation and Licensing

The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles.  Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate.  These laws also regulate advertising and sales practices.  The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws.  Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collection practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

The states in which the Company operates impose limits on interest rates the Company can charge on its loans. These limits are generally based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate.  Management believes the Company is in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations.  However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Employees

As of April 30, 2005, the Company, including its consolidated subsidiaries, employed approximately 715 persons full time. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Available Information

Our website is located at www.car-mart.com.  We make available on this website, free of charge, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we electronically submit this material to the SEC.  The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position with the Company

Tilman J. Falgout, III	56	Chairman of the Board, Chief Executive Officer, General Counsel and Director

William H. Henderson	41	Vice Chairman of the Board, President and Director

Mark D. Slusser	47	Chief Financial Officer, Vice President Finance and Secretary

Eddie L. Hight	42	Chief Operating Officer

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

Item 2.  Properties

As of April 30, 2005, the Company leased approximately 75% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri.  The Company’s corporate offices are located in approximately 8,000 square feet of leased space in Bentonville, Arkansas.  In July 2005, the Company plans to relocate its corporate offices to approximately 12,000 square feet of leased office space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

Item 3.  Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately 20 defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the 15 riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the Federal court dismissed all of the Federal Claims with prejudice.  In September 2004, the state court of appeals dismissed all the State Claims.  In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case.  The case is currently pending in the Civil District Court for the Parish of Orleans, Louisiana.  The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the NASDAQ National Market under the symbol CRMT.  The following table sets forth, by fiscal quarter, the high and low closing sales prices reported by NASDAQ for the Company’s common stock for the periods indicated.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low

First quarter	$21.04	$16.95	$12.67	$9.92
Second quarter	23.04	19.50	22.53	12.81
Third quarter	25.46	22.33	24.92	16.17
Fourth quarter	25.23	20.39	22.86	16.70

As of July 11, 2005, there were approximately 1,117 stockholders of record.  This number excludes stockholders holding stock under nominee security position listings.

Dividend Policy

Since its inception the Company has paid no cash dividends on its common stock.  The Company currently intends to follow a policy of retaining earnings to finance future growth.  Payment of cash dividends in the future will be determined by the Company’s Board of Directors and will depend upon, among other things, the Company’s future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. Colonial’s revolving credit facility prohibits dividends to the Company and Car-Mart of Arkansas’s revolving credit facility limits dividends to the Company to 75% of Car-Mart of Arkansas’s net income.  Thus, the Company is limited in the amount of cash dividends or other distributions it can make to its shareholders.

Stock Split

In March 2005, the Company’s Board of Directors declared a three-for-two common stock split, effected in the form of a 50% stock dividend, that was paid in April 2005.   All share and per share numbers and amounts in this Form 10-K have been retroactively adjusted to reflect the three-for-two common stock split.

Warrants

In January 2003, the Company issued a warrant to purchase 7,500 shares of its common stock at an exercise price of $8.69 per share to Epoch Financial Group, Inc. (“Epoch”), a firm that provides investor relations services.  In July 2003 and April 2004, the Company issued warrants to purchase 15,000 and 3,750 shares of its common stock at exercise prices of $11.83 and $18.23 per share, respectively, to Epoch.  During fiscal 2005, 2004 and 2003, the Company issued 8,943, 15,975 and 18,496 shares of its common stock, respectively, pursuant to partial exercises of the warrants held by Epoch.

Equity Compensation Plan Information

The following table provides information as of April 30, 2005 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans:
Approved by security holders	370,220	$9.68	30,533
Not approved by security holders (1)	52,500	7.18	—

Total	422,720	$9.37	30,533

(1)                 For a description of equity compensation plans not approved by security holders, see “Warrants” in Note J to the Company’s financial statements included elsewhere herein.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)

February 1, 2005 to February 28, 2005	3,450	$23.31	3,450	369,807
March 1, 2005 to March 31, 2005	—	—	—	369,807
April 1, 2005 to April 30, 2005	8,450	$22.03	8,450	361,357

(1)                    In July 2000, the Company announced its latest amendment to its stock repurchase plan that was initially announced in July 1996.  The plan, as amended, authorizes the purchase of up to 9,000,000 shares of the Company’s common stock and has no expiration date.  As of April 30, 2005, the remaining number of shares that may be purchased under the plan was 361,357.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	Years Ended April 30, (In thousands, except per share amounts)
	2005	2004	2003	2002 (a)	2001

Revenues	$204,788	$176,184	$154,885	$127,924	$106,754

Income (loss) from continuing operations	$17,976	$15,639	$13,569	$(1,136)	$7,362

Net income (loss)	$17,976	$15,804	$14,075	$(14,306)	$5,963

Diluted earnings (loss) per share – continuing operations	$1.49	$1.31	$1.16	$(.11)	$.61

Total assets	$143,668	$117,241	$101,841	$128,142	$302,520
Total debt	$29,145	$22,534	$25,968	$39,792	$41,584
Stockholders’ equity	$103,265	$84,577	$65,961	$52,813	$58,932
Shares outstanding	11,844	11,637	10,812	10,416	10,471

(a)                Fiscal 2002 includes after tax charges totaling $10.7 million pertaining to (i) non-cash stock option compensation ($6.3 million), (ii) the write-down of certain emerging technology/Internet investments and equipment ($2.6 million), and (iii) severance and office closing costs in connection with the decision to relocate the Company’s corporate headquarters to Bentonville, Arkansas ($1.8 million) where Car-Mart is based.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2005, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 13% and 21% per year over the last eight years.  Finance receivables tend to grow slightly faster than revenues.  Growth results from same store revenue growth and the addition of new stores.  Revenue growth in fiscal 2005 (16.2%) was in line with the Company’s growth expectations of 16% to 17%.  Revenue growth in fiscal 2005 was assisted by a 10.1% increase in the average retail sales price.  Typically, annual price increases are in the 3% to 5% range.  As discussed below, the more significant increase in the average retail sales price in fiscal 2005 stems from a decision in late fiscal 2004 to substantially reduce the sale of lower-priced vehicles and begin selling slightly higher-priced vehicles.  Presently, the Company expects that its average retail sales price will increase in fiscal 2006, but at a rate closer to its historical average annual price increase.  As a result, revenue growth for fiscal 2006 is presently expected to be in the 10% to 14% range.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last eight fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.3%).  Credit losses in fiscal 2005 (20.1%) were slightly higher than the Company’s average over the last eight years.  The Company believes the higher credit losses in fiscal 2005 were the result of the continuing effects of selling more lower-priced vehicles through January 2004.  In the beginning of the prior fiscal year (May 2003), the Company made the decision to sell more lower-priced vehicles as they have higher gross margin percentages and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  Lower-priced vehicles tend to have more mechanical difficulties that often result in a higher level of repossessions.  As a result of higher than normal charge-off experience and slower revenue growth from selling lower-priced vehicles, in February 2004 the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.  The effects of the Company’s February 2004 decision to reduce its purchase and sale of lower-priced vehicles is reflected in the lower provision for credit losses, as a percentage of sales, in fiscal 2005 (20.1%) when compared to fiscal 2004 (21.3%).

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last eight years Car-Mart’s gross margins, as a percentage of sales, have ranged between approximately 44% and 48%.  Gross margins as a percentage of sales in fiscal 2005 were 46.3%, down from 47.7% in fiscal 2004.  The Company’s gross margins are set based upon the cost of the vehicle purchased with lower-priced vehicles having higher gross margin percentages.  As a result of the Company’s decision in February 2004 to shift away from the sale of lower-priced vehicles to slightly higher-priced vehicles, the Company’s gross margins, as a percentage of sales, decreased in fiscal 2005 as compared to fiscal 2004.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores.  In fiscal 2005, the Company added resources to train and develop personnel.  The Company expects to continue to invest in the development of its workforce in fiscal 2006 and beyond.

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2005	2004
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2005	2004	2003	2004	2003	2005	2004	2003
Operating Statement:
Revenues:
Sales	$189,343	$163,589	$145,014	15.7%	12.8%	100.0%	100.0%	100.0%
Interest income and other	15,445	12,595	9,871	22.6	27.6	8.2	7.7	6.8
Total	204,788	176,184	154,885	16.2	13.8	108.2	107.7	106.8

Costs and expenses:
Cost of sales	101,770	85,510	77,073	19.0	10.9	53.7	52.3	53.1
Selling, gen and admin	34,789	29,671	27,417	17.2	8.2	18.4	18.1	18.9
Provision for credit loss	38,094	34,767	26,897	9.6	29.3	20.1	21.3	18.5
Interest expense	1,226	1,114	1,686	10.1	(33.9)	.6	.7	1.2
Depreciation and amort	425	321	299	32.4	7.4	.2	.2	.2
Total	176,304	151,383	133,372	16.5	13.5	93.1	92.5	92.0

Pretax income	$28,484	$24,801	$21,513	14.9	15.3	15.0	15.2	14.8

Operating Data:
Retail units sold	25,399	24,281	22,022	4.6%	10.3
Average stores in operation	74.5	67.0	61.2	11.2	9.5
Average units sold per store	341	362	360	(5.9)	.7
Average retail sales price	$7,163	$6,506	$6,386	10.1	1.9
Same store revenue growth	11.8%	9.8%	15.5%
Receivables average yield	10.8%	10.3%	9.4%

2005 Compared to 2004

Revenues increased $28.6 million, or 16.2%, in fiscal 2005 as compared to fiscal 2004, principally as a result of (i) revenue growth from stores that operated a full twelve months in both periods ($19.3 million, or 11.8%), (ii) revenue growth from stores opened during fiscal 2004 or stores that opened or closed a satellite location during fiscal 2005 or fiscal 2004 ($4.9 million), and (iii) revenues from stores opened during fiscal 2005 ($4.4 million).

Revenues increased 16.2% in fiscal 2005 as compared to 13.8% in fiscal 2004.  The increase in revenue growth is attributable to a much larger increase in the average retail sales price in fiscal 2005 (10.1%) as compared to fiscal 2004 (1.9%).  As discussed in the Overview above, in February 2004 the Company made the decision to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.  The Company expects that its average retail sales price will increase in fiscal 2006, but at a rate closer to its historical average annual price increase of 3% to 5%.

Cost of sales, as a percentage of sales, increased 1.4% to 53.7% in fiscal 2005 from 52.3% in fiscal 2004.  The increase was principally the result of the Company’s decision to (i) substantially reduce the purchase and sale of lower-priced vehicles which carry higher gross profit margin percentages, (ii) purchase slightly higher-priced vehicles for sale which carry lower gross profit margin percentages, (iii) perform repairs of more vehicles in inventory without passing on the added cost, and (iv) assist in the repair of more customers’ vehicles.

Selling, general and administrative expense, as a percentage of sales, increased .3% to 18.4% in fiscal 2005 from 18.1% in fiscal 2004.  The percentage increase is attributable to external costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which costs amounted to approximately $.8 million in fiscal 2005, or .4% of sales, with no corresponding amount in the prior fiscal year.  Presently, the Company expects these costs to decrease in fiscal 2006.  As a percentage of sales, compensation costs decreased slightly in fiscal 2005 as compared to fiscal 2004.  The decrease is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation expense.  The Company does expect to incur more costs in its Information Technology Department in fiscal 2006 to strengthen its controls and improve the efficiency of the Company’s operations.

Provision for credit losses, as a percentage of sales, decreased 1.2% to 20.1% in fiscal 2005 from 21.3% in fiscal 2004.  The decrease was primarily the result of lower charge-offs as a percentage of sales.  As discussed in the Overview section above, the Company believes it is experiencing the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles.  Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles.  Also, in comparison to the prior fiscal year, the Company believes that it has become more selective in approving credit in connection with the sale of its vehicles.

The Company believes the slightly tighter credit standard could be a factor in reducing credit losses as a percentage of sales in the future.

Interest expense, as a percentage of sales, decreased ..1% to .6% in fiscal 2005 from .7% in fiscal 2004.  The decrease was principally the result of a lower level of borrowings relative to the sales volume of the Company.

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

Cost of sales, as a percentage of sales, decreased to 52.3% in fiscal 2004 as compared to 53.1% in fiscal 2003.  The decrease was principally the result of (i) selling a higher percentage of lower-priced vehicles during the first nine months of fiscal 2004 (lower-priced vehicles have higher gross margin percentages than higher-priced vehicles), (ii) the Company’s decision in late December 2003 to raise prices by about $200, or 3%, on most of the vehicles it sells, and (iii) encouraging store managers to more closely adhere to the Company’s pricing matrix and not to use their discretionary authority to discount the sales price of vehicles.

Selling, general and administrative expense, as a percentage of sales, decreased to 18.1% in fiscal 2004 as compared to 18.9% in fiscal 2003.  The decrease was principally the result of (i) lower compensation expense at its Irving, Texas office in connection with the relocation of the Company’s principal headquarters from Irving, Texas to Bentonville, Arkansas during fiscal 2003, and (ii) lower compensation expense in connection with a change in the senior management bonus program, partially offset by higher insurance and advertising costs.

Provision for credit losses, as a percentage of sales, increased to 21.3% in fiscal 2004 as compared to 18.5% in fiscal 2003.  The increase was primarily the result of higher charge-offs as a percentage of sales and an increase of the Company’s allowance for credit losses as a percentage of finance receivable principal balances.  As discussed above, the Company believes the increase in charge-offs was partially attributable to a decision at the beginning of fiscal 2004 to sell a higher percentage of lower-priced vehicles.  Lower-priced vehicles have higher margins on a percentage basis and are more affordable to the Company’s customers.  However, historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles.  As a result of the negative impact on revenue growth (as discussed above) and higher than normal charge-off experience, during the fourth quarter of fiscal 2004, the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

In February 2004, the Company formally adopted additional delinquency standards for its larger stores.  The additional delinquency standards prescribe the percentage of accounts at larger stores that can be 21 to 30 days past due, 31 to 60 days past due and over 60 days past due.  Previously, the Company only had delinquency standards for accounts one and two weeks past due and three or more weeks past due.  As a result of the tightening of its delinquency standards, at April 30, 2004, the percentage of accounts over 30 days past due had been reduced to 3.0%, from 3.9% at April 30, 2003.  The Company believes that in the long run the adoption of the additional delinquency standards will assist the Company in reducing charge-offs, as well as maintaining the percentage of accounts over 30 days past due at historically lower levels.  With the additional delinquency standards, store managers and collection personnel are motivated (monthly store team bonuses are tied to meeting delinquency and account loss standards) to address severely past due accounts on a more timely basis, which management believes will result in fewer accounts being charged-off.

As a result of the higher charge-offs discussed above, the Company determined it was necessary to increase its overall allowance for credit losses.  During fiscal 2004, the Company increased its allowance for credit losses by 120 basis points, from 18.25% of finance receivable principal balances at April 30, 2003, to 19.45% of finance receivable principal balances at April 30, 2004.

Interest expense, as a percentage of sales, decreased to .7% in fiscal 2004 as compared to 1.2% in fiscal 2003.  The decrease was principally the result of (i) a decrease in the rate charged on the Company’s revolving credit facility (the rate was reduced by 50 basis points in November 2003), and (ii) a lower level of borrowings relative to the sales volume of the Company.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2005, 2004 and 2003 (in thousands):

	April 30,
	2005	2004	2003
Assets:
Finance receivables, net	$123,099	$103,684	$91,359
Inventory	7,985	5,975	4,056
Property and equipment, net	11,305	5,557	4,479

Liabilities:
Accounts payable and accrued liabilities	8,819	7,668	8,749
Revolving credit facilities	29,145	22,534	25,968

Historically, finance receivables tend to grow slightly faster than revenue growth.  This is due to a gradually increasing average term necessitated by increases in the average retail sales price.  In fiscal 2005, finance receivables, net grew 18.7% as compared to revenue growth of 16.2%.  In fiscal 2004, finance receivables, net grew 13.5% as compared to revenue growth of 13.8%.  The Company expects the historical relationship between net finance receivable growth and revenue growth to continue in the future.

In fiscal 2005, inventory grew by 33.6% as compared to revenue growth of 16.2%.  Inventory grew at a faster pace than revenues as a result of the Company’s decision to (i) increase the level of inventory it carries at many of its stores to facilitate sales growth, and (ii) increase the average inventory cost per unit in a conscious effort to sell a slightly higher-priced vehicle.  In fiscal 2005, the average retail sales price increased 10.1% over fiscal 2004.  Inventory increased $1.9 million during fiscal 2004 as the Company made the decision to carry more inventories per store, and late in fiscal 2004 the Company made the decision to begin selling slightly higher-priced vehicles.

Property and equipment, net increased $5.7 million in fiscal 2005 as the Company purchased real estate for a number of new stores and relocated some existing stores to purchased property.  The Company also refurbished and expanded a number of existing stores to facilitate revenue growth.  In fiscal 2004, property and equipment, net only increased by $1.1 million as many new store openings were located on leased property.

Accounts payable and accrued liabilities have been fairly consistent from year to year.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables growth, and (iii) capital expenditures.  Historically, income from continuing operations has funded the majority of finance receivables growth and borrowings from its credit facilities have been used to purchase capital assets.  The level of stock repurchases also affects the Company’s borrowings under its revolving credit facilities.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Years Ended April 30,
	2005	2004	2003
Operating activities:
Income from continuing operations	$17,976	$15,639	$13,569
Provision for credit losses	38,094	34,766	26,897
Finance receivable originations	(173,446)	(151,380)	(131,447)
Finance receivable collections	105,973	97,367	82,646
Inventory	7,954	5,003	5,110
Income tax and other receivables	(14)	300	8,845
Other	1,949	2,295	2,243
Total	(1,514)	3,990	7,863

Investing activities:
Purchase of property and equipment	(6,174)	(1,399)	(2,168)
Note collections from discontinued operations			2,079
Sale of discontinued operations			6,795
Total	(6,174)	(1,399)	6,706

Financing activities:
Revolving credit facility, net	6,611	(3,434)	(6,323)
Repayment of other debt			(7,500)
Purchase of common stock	(531)	(1,646)	(2,689)
Exercise of stock options and warrants	939	2,584	1,497
Total	7,019	(2,496)	(15,015)

Cash provided by (used in) continuing operations	$(669)	$95	$(446)

The Company generates cash flow from income from continuing operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth is self-funded.

The Company has had a tendency to lease the majority of the properties where its stores are located.  As of April 30, 2005, the Company leased approximately 75% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2005, the Company’s assets (excluding its $90.4 million equity investment in Car-Mart) consisted of $.1 million in cash, $3.2 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

At April 30, 2005, the Company had $.5 million of cash on hand and an additional $10.4 million of availability under its revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from continuing operations and borrowings from its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings from revolving credit facilities.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is slightly larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $3 to $5 million in the next twelve months in connection with opening new stores and refurbishing existing stores, and (iii) to the extent excess cash is available, reduce debt.  In addition, from time to time the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2006.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual obligations as of April 30, 2005, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debt	$29,145	$—	$29,145	$—	$—
Operating leases	23,020	2,081	3,779	3,556	13,604

Total	$52,165	$2,081	$32,924	$3,556	$13,604

The $23.0 million of lease commitments includes $7.3 million of non-cancelable lease commitments under the primary lease terms, and $15.7 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 75% of its store and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital.  The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2005, 2004 and 2003 rent expense for all operating leases amounted to approximately $2.1 million, $1.9 million and $1.8 million, respectively.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.  SFAS 123R supersedes APB Opinion No. 25.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative under SFAS 123R.  SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005.  On April 15, 2005, the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company is evaluating the requirements of SFAS 123R.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.  The Company expects to adopt SFAS 123R on May 1, 2006.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 18.1% over the last eight years), while its second and third fiscal quarters tend to have higher credit losses (averaging 19.9% over the last eight years).

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results.

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (3.75% at April 30, 2005) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2005, approximately 62% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($152.4 million) and variable interest rate borrowings ($29.1 million), and the percentage of Arkansas originated finance receivables (62%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
in Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$370	$1,214
+100 basis points	185	607
-100 basis points	(185)	(607)
-200 basis points	(370)	(1,214)

A similar calculation and table was prepared at April 30, 2004.  The calculation and table were materially consistent with the information provided above.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Car-Mart, Inc. as of April 30, 2005 and 2004, and the results of its consolidated operations and its consolidated cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of America’s Car-Mart, Inc.’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2005 (included in Item 9A), expressed an unqualified opinion with respect to management’s assessment of internal control and an adverse opinion with respect to the Company’s effective operation of internal control over financial reporting as of April 30, 2005.

/s/ Grant Thornton LLP

Dallas, Texas
July 12, 2005

Consolidated Balance Sheets	America’s Car-Mart, Inc.

	April 30, 2005	April 30, 2004
Assets:
Cash and cash equivalents	$459,177	$1,128,349
Other receivables	524,046	509,752
Finance receivables, net	123,098,966	103,683,660
Inventory	7,985,959	5,975,292
Prepaid expenses and other assets	295,452	387,641
Property and equipment, net	11,304,658	5,556,757

	$143,668,258	$117,241,451

Liabilities and stockholders’ equity:
Accounts payable	$2,796,086	$2,122,927
Accrued liabilities	6,023,291	5,544,988
Income taxes payable	451,714	845,044
Deferred tax liabilities, net	1,986,696	1,616,896
Revolving credit facilities	29,145,090	22,534,120
Total liabilities	40,402,877	32,663,975

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,843,738 issued and outstanding (11,636,762 at April 30, 2004)	118,437	116,368
Additional paid-in capital	33,809,445	33,099,975
Retained earnings	69,337,499	51,361,133
Total stockholders’ equity	103,265,381	84,577,476

	$143,668,258	$117,241,451

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.

	Years Ended April 30,
	2005	2004	2003
Revenues:
Sales	$189,343,473	$163,589,076	$145,014,142
Interest and other income	15,444,975	12,594,611	9,870,805
	204,788,448	176,183,687	154,884,947

Costs and expenses:
Cost of sales	101,769,671	85,510,497	77,073,294
Selling, general and administrative	34,788,123	29,670,849	27,417,225
Provision for credit losses	38,093,729	34,766,496	26,896,608
Interest expense	1,226,957	1,113,840	1,685,774
Depreciation and amortization	425,624	321,053	299,203
	176,304,104	151,382,735	133,372,104

Income from continuing operations before taxes	28,484,344	24,800,952	21,512,843

Provision for income taxes	10,507,978	9,161,506	7,944,100

Income from continuing operations	17,976,366	15,639,446	13,568,743

Discontinued operations:
Income from discontinued operations, net of taxes and minority interests		165,000	375,318
Gain on sale of discontinued operations, net of taxes			130,868

Income from discontinued operations		165,000	506,186

Net income	$17,976,366	$15,804,446	$14,074,929

Basic earnings per share:
Continuing operations	$1.53	$1.38	$1.29
Discontinued operations		.02	.05
Total	$1.53	$1.40	$1.34

Diluted earnings per share:
Continuing operations	$1.49	$1.31	$1.16
Discontinued operations		.01	.04
Total	$1.49	$1.32	$1.20

Weighted average number of shares outstanding:
Basic	11,737,398	11,318,946	10,523,988
Diluted	12,026,745	11,945,139	11,743,116

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

	Years Ended April 30,
	2005	2004	2003
Operating activities:
Net income	$17,976,366	$15,804,446	$14,074,929
Less: Income from discontinued operations		165,000	506,186
Income from continuing operations	17,976,366	15,639,446	13,568,743

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for credit losses	38,093,729	34,766,496	26,896,608
Depreciation and amortization	425,624	321,053	299,203
Deferred income taxes	369,800	454,192	1,281,756
Changes in operating assets and liabilities:
Finance receivable originations	(173,446,050)	(151,379,959)	(131,447,487)
Finance receivable collections	105,972,843	97,366,670	82,645,614
Income tax and other receivables	(14,294)	299,936	8,844,959
Inventory	7,953,505	5,002,803	5,110,444
Prepaid expenses and other assets	92,189	41,373	182,250
Accounts payable and accrued liabilities	1,151,462	(1,080,870)	481,228
Income taxes payable	(89,330)	2,559,044
Net cash provided by (used in) operating activities	(1,514,156)	3,990,184	7,863,318

Investing activities:
Purchase of property and equipment	(6,173,525)	(1,398,678)	(2,167,703)
Note collections from discontinued operations			2,078,661
Sale of discontinued operations			6,795,000
Net cash provided by (used in) investing activities	(6,173,525)	(1,398,678)	6,705,958

Financing activities:
Exercise of stock options and warrants	939,175	2,583,517	1,497,119
Purchase of common stock	(531,636)	(1,646,360)	(2,688,792)
Proceeds from (repayments of) revolving credit facility, net	6,610,970	(3,434,100)	(6,323,737)
Repayments of other debt			(7,500,000)
Net cash provided by (used in) financing activities	7,018,509	(2,496,943)	(15,015,410)

Cash provided by (used in) continuing operations	(669,172)	94,563	(446,134)
Cash provided by (used in) discontinued operations		250,000	(2,520,506)

Increase (decrease) in cash and cash equivalents	(669,172)	344,563	(2,966,640)
Cash and cash equivalents at: Beginning of period	1,128,349	783,786	3,750,426

End of period	$459,177	$1,128,349	$783,786

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity	America’s Car-Mart, Inc.

	For the Years Ended April 30, 2005, 2004 and 2003
			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at April 30, 2002	10,416,488	$104,165	$31,227,264	$21,481,758	$52,813,187

Stock options/warrants exercised	735,600	7,356	1,489,763		1,497,119
Stock warrant issued			15,000		15,000
Purchase of common stock	(340,143)	(3,402)	(2,685,390)		(2,688,792)
Tax benefit of options exercised			249,430		249,430
Net income				14,074,929	14,074,929

Balance at April 30, 2003	10,811,945	108,119	30,296,067	35,556,687	65,960,873

Stock options/warrants exercised	927,717	9,278	2,574,239		2,583,517
Stock warrants issued			76,000		76,000
Purchase of common stock	(102,900)	(1,029)	(1,645,331)		(1,646,360)
Tax benefit of options exercised			1,799,000		1,799,000
Net income				15,804,446	15,804,446

Balance at April 30, 2004	11,636,762	116,368	33,099,975	51,361,133	84,577,476

Stock options/warrants exercised	233,199	2,332	936,843		939,175
Purchase of common stock	(26,223)	(263)	(531,373)		(531,636)
Tax benefit of options exercised			304,000		304,000
Net income				17,976,366	17,976,366

Balance at April 30, 2005	11,843,738	$118,437	$33,809,445	$69,337,499	$103,265,381

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2005, the Company operated 76 stores located primarily in small cities throughout the South-Central United States.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations.  The Company sold its last remaining discontinued operation in July 2002.  Discontinued operations are described in Note O.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and all of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Adjustments to Reflect Stock Split

All references to the number of shares of common stock, stock options and warrants, earnings per share amounts, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts in this Annual Report on Form 10-K have been adjusted, as necessary, to retroactively reflect the three-for-two common stock split effected in the form of a 50% stock dividend in April 2005.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 60% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2006.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2005, the Company’s assets (excluding its $90.4 million equity investment in Car-Mart) consisted of $.1 million in cash, $3.2 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At April 30, 2005 and 2004, 3.0% of the Company’s finance receivable balances were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.

For accounts that the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 57 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Investments

Included in Prepaid Expenses and Other at April 30, 2005 and 2004 are investments in high technology/Internet based companies of approximately $231,000 and $294,000, respectively.  These investments were acquired between 1998 and 2000 and are carried at their estimated fair values.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for additions, renewals and improvements are capitalized.  Costs of repairs and maintenance are expensed as incurred.  Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period.  The lease period includes the primary lease term plus any extensions that are reasonably assured.  Depreciation is computed principally using the straight-line method generally over the following estimated useful lives:

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	5 to 15 years
Buildings and improvements	18 to 39 years

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

Cash Overdraft

The Company’s primary disbursement bank account is set up to operate with a fixed $100,000 cash balance.  As checks are presented for payment, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of its revolving credit facilities.  The cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment.

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the State of Texas.  Under Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

From time to time, the Company is audited by taxing authorities.  These audits could result in proposed assessments of additional taxes.  The Company believes that its tax positions comply in all material respects with applicable tax law.  However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, and interest income and late fees earned on finance receivables.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the four month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.

Interest income is recognized on all active finance receivable accounts using the interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.  At April 30, 2005 and 2004, finance receivables more than 90 days past due were approximately $181,000 and $26,000, respectively.  Late fees are recognized when collected and are included in interest income.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $2,006,000, $1,616,000 and $1,349,000 for the years ended April 30, 2005, 2004 and 2003, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation.  The Company contributed approximately $103,000, $142,000, and $117,000 to the plans for the years ended April 30, 2005, 2004 and 2003, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock Option Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $9.94, $5.79 and $4.25 per share for the years ended April 30, 2005, 2004 and 2003, respectively.

	Years Ended April 30,
	2005	2004	2003

Reported net income	$17,976,366	$15,804,446	$14,074,929
Less fair value compensation cost, net of tax	(624,447)	(42,966)	(307,621)
Pro forma net income	$17,351,919	$15,761,480	$13,767,308

Basic earnings per share:
As reported	$1.53	$1.40	$1.34
Pro forma	$1.48	$1.39	$1.31

Diluted earnings per share:
As reported	$1.49	$1.32	$1.20
Pro forma	$1.44	$1.32	$1.17

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.3%	4.5%
Expected volatility	40.0%	50.0%	50.0%
Expected life	5 years	5 years	5 years

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.  SFAS 123R supersedes APB Opinion No. 25.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative under SFAS 123R.  SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005.  On April 15, 2005, the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company is evaluating the requirements of SFAS 123R.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.  The Company expects to adopt SFAS 123R on May 1, 2006.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables as of April 30, 2005 and 2004 are as follows:

	April 30,
	2005	2004

Gross contract amount	$168,145,038	$140,169,258
Less unearned finance charges	(15,794,828)	(11,449,631)

Principal balance	152,350,210	128,719,627
Less allowance for credit losses	(29,251,244)	(25,035,967)

Finance receivables, net	$123,098,966	$103,683,660

Changes in the finance receivables, net balance for the years ended April 30, 2005, 2004 and 2003 are as follows:

	Years Ended April 30,
	2005	2004	2003

Balance at beginning of year	$103,683,660	$91,358,935	$75,079,603
Finance receivable originations	173,446,050	151,379,959	131,447,487
Finance receivable collections	(105,972,843)	(97,366,670)	(82,645,614)
Provision for credit losses	(38,093,729)	(34,766,496)	(26,896,608)
Inventory acquired in repossession	(9,964,172)	(6,922,068)	(5,625,933)

Balance at end of year	$123,098,966	$103,683,660	$91,358,935

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2005, 2004 and 2003 are as follows:

	Years Ended April 30,
	2005	2004	2003

Balance at beginning of year	$25,035,967	$20,395,095	$17,042,609
Provision for credit losses	38,093,729	34,766,496	26,896,608
Charge-offs, net of recovered collateral	(33,878,452)	(30,125,624)	(23,544,122)

Balance at end of year	$29,251,244	$25,035,967	$20,395,095

D - Property and Equipment

A summary of property and equipment as of April 30, 2005 and 2004 is as follows:

	April 30,
	2005	2004

Land	$4,371,748	$2,002,927
Buildings and improvements	3,161,500	1,770,244
Furniture, fixtures and equipment	2,356,385	707,818
Leasehold improvements	2,737,845	2,034,481
Less accumulated depreciation and amortization	(1,322,820)	(958,713)

	$11,304,658	$5,556,757

E - Accrued Liabilities

A summary of accrued liabilities as of April 30, 2005 and 2004 is as follows:

	April 30,
	2005	2004

Compensation	$2,383,826	$2,196,977
Cash overdraft (see Note B)	736,820	1,068,743
Deferred service contract revenue (see Note B)	1,526,943	1,312,509
Deferred sales tax (see Note B)	716,901	343,701
Subsidiary redeemable preferred stock (see Note H)	500,000	500,000
Interest	136,036	87,770
Other	22,765	35,288

	$6,023,291	$5,544,988

F – Revolving Credit Facilities

A summary of revolving credit facilities as of April 30, 2005 and 2004 is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	April 30, 2005	April 30, 2004

Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$29,145,090	$22,534,120

Car-Mart has two revolving credit facilities that aggregate $39.5 million and mature in April 2006.  The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory.  Interest is payable monthly under the facilities at the bank’s prime lending rate per annum (5.75% at April 30, 2005 and 4.00% at April 30, 2004).  The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory.  Based upon eligible finance receivables and inventory at April 30, 2005, Car-Mart could have drawn an additional $10.4 million under its facilities.

G - Income Taxes

The provision for income taxes for the fiscal years ended April 30, 2005, 2004 and 2003 was as follows:

	Years Ended April 30,
	2005	2004	2003
Provision for income taxes
Current	$10,138,178	$8,707,314	$6,662,344
Deferred	369,800	454,192	1,281,756

	$10,507,978	$9,161,506	$7,944,100

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
	2005	2004	2003

Tax provision at statutory rate	$9,969,520	$8,680,333	$7,529,495
State taxes, net of federal benefit	751,116	707,104	672,377
Other, net	(212,658)	(225,931)	(257,772)

	$10,507,978	$9,161,506	$7,944,100

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2005 and 2004 were as follows:

	April 30,
	2005	2004
Deferred tax liabilities related to:
Finance receivables	$3,269,338	$2,644,076
Other		21,377
Total	3,269,338	2,665,453

Deferred tax assets related to:
Liability reserves	838,635	688,390
Inventory	307,676	148,217
Other	136,331	211,950
Total	1,282,642	1,048,557

Deferred tax liabilities, net	$1,986,696	$1,616,896

H - Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries a 6% cumulative dividend.  Accumulated but undeclared dividends at April 30, 2005 and 2004 were $30,000 and $6,000, respectively.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2007, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.  The subsidiary preferred stock is included in accrued liabilities.

I – Weighted Average Shares Outstanding

Weighed average shares outstanding used in the calculation of basic and diluted earnings per share was as follows for the years ended April 30, 2005, 2004 and 2003:

	Years Ended April 30,
	2005	2004	2003

Average shares outstanding – basic	11,737,398	11,318,946	10,523,988
Dilutive options and warrants	289,347	626,193	1,219,128

Average shares outstanding – diluted	12,026,745	11,945,139	11,743,116

Antidilutive securities not included:
Options and warrants	21,563	6,563	67,500

J - Stock Options and Warrants

Stock Options

Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans.  The 1997 Plan sets aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  At April 30, 2005 and 2004, there were 30,533 and 116,618 shares of common stock available for grant, respectively, under the 1997 Plan.  Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2014.  The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2002 to April 30, 2005:

	Number of Shares	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2002	2,042,520	$.27	to	$6.59	$5,764,317	$2.82
Granted	86,250	8.72	to	8.77	755,600	8.76
Exercised	(713,250)	.27	to	6.59	(1,497,119)	2.10
Canceled	(4,987)	6.59	to	8.72	(40,850)	8.19

Outstanding at April 30, 2003	1,410,533	1.63	to	8.77	4,981,948	3.53
Granted	11,250			11.83	133,125	11.83
Exercised	(911,742)	1.63	to	8.77	(2,583,517)	2.83
Canceled	(1,650)			6.59	(10,869)	6.59

Outstanding at April 30, 2004	508,391	2.58	to	11.83	2,520,687	4.96
Granted	86,250	19.83	to	23.75	2,004,550	23.24
Exercised	(224,256)	2.58	to	6.59	(939,175)	4.19
Canceled	(165)			6.59	(1,087)	6.59

Outstanding at April 30, 2005	370,220	$3.67	to	$23.75	$3,584,975	$9.68

As of April 30, 2005, all stock options were exercisable.  At April 30, 2004 and 2003, all stock options were exercisable with the exception of options to purchase 15,000 and 30,000 shares, respectively, at $8.77 per share.  A summary of stock options outstanding as of April 30, 2005 is as follows:

				Weighted Average	Weighted
Range of			Number	Remaining	Average
Exercise Prices			of Shares	Contractual Life	Exercise Price

$3.67	to	$8.77	272,720	4.86 years	$5.31
11.83	to	23.75	97,500	9.40	21.92

			370,220	6.05 years	$9.68

Warrants

As of April 30, 2005, the Company had stock purchase warrants outstanding to purchase 52,500 shares at prices ranging from $2.50 to $18.23 per share (weighted average exercise price of $7.18).  All of the warrants are presently exercisable and expire between 2006 and 2009.  During the fiscal years ended April 30, 2004 and 2003, the Company issued warrants to purchase 18,750 and 7,500 shares of its common stock, which had weighted-average grant-date fair values of $4.05 and $2.00 per share, respectively.

K - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2005, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending
April 30,	Amount

2006	$2,081,264
2007	1,943,091
2008	1,835,389
2009	1,824,602
2010	1,731,678
Thereafter	13,604,291

$23,020,315

The $23.0 million of lease commitments includes $7.3 million of non-cancelable lease commitments under the primary lease terms, and $15.7 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2005, 2004 and 2003, rent expense for all operating leases amounted to approximately $2,114,000, $1,905,000 and $1,765,000, respectively.

Litigation

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately 20 defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”).  One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”).  In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the 15 riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana.  Astoria seeks unspecified damages including lost profits.  In August 2001, the Federal court dismissed all of the Federal Claims with prejudice.  In September 2004, the state court of appeals dismissed all the State Claims.  In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case.  The case is currently pending in the Civil District Court for the Parish of Orleans, Louisiana.  The Company believes the State Claims are without merit and intends to vigorously contest liability in this matter.

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  For tax purposes, these transactions are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation.  The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 200 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate.

L - Related Party Transactions

During fiscal 2004 and 2003, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $225,000 per year for the lease of six dealership locations.  During those periods an officer of Dynamic was also a director of the Company.

M - Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2005 and 2004:

	April 30, 2005		April 30, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash	$459,177	$459,177	$1,128,349	$1,128,349
Finance receivables, net	123,098,966	114,262,658	103,683,660	96,539,720
Accounts payable	2,796,086	2,796,086	2,122,927	2,122,927
Revolving credit facilities	29,145,090	29,145,090	22,534,120	22,534,120

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The fair value was estimated based upon discussions with third party purchasers of finance receivables.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

N - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2005, 2004 and 2003 are as follows:

	Years Ended April 30,
	2005	2004	2003
Supplemental disclosures:
Interest paid	$1,178,691	$1,101,715	$1,715,524
Income taxes paid (refunded), net	10,227,393	5,986,433	(1,400,091)

Non-cash transactions:
Inventory acquired in repossession	9,964,172	6,922,068	5,625,933

O - Discontinued Operations

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result, in May 2002 the Company sold its remaining 50% interest in Precision IBC, Inc. (“Precision”) for $3.8 million in cash, and in July 2002 sold its 80% interest in Concorde Acceptance Corporation (“Concorde”) for $3.0 million in cash.  As a result of these two sales, the Company no longer operates any business other than Car-Mart.

As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations for all periods presented.  Discontinued operations include the operations of Concorde through June 2002.  Discontinued operations for the year ended April 30, 2004 reflect a negotiated settlement of amounts due from a former subsidiary of the Company that had been previously written-off.  A summary of the Company’s discontinued operations for the years ended April 30, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended April 30,
	2005	2004	2003

Revenues	$—	$—	$3,058
Operating expenses			2,306
Other income		250

Income before taxes and minority interests		250	752

Provision for income taxes		85	283
Minority interests			94

Income from discontinued operations	$—	$165	$375

P - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2005 and 2004 is as follows (in thousands, except per share information):

	Year Ended April 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$50,810	$50,515	$48,219	$55,244	$204,788
Income from continuing operations	4,933	4,391	4,333	4,319	17,976
Net income	4,933	4,391	4,333	4,319	17,976
Continuing earnings per share:
Basic	.42	.37	.37	.37	1.53
Diluted	.41	.37	.36	.36	1.49

	Year Ended April 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$43,310	$43,315	$41,853	$47,706	$176,184
Income from continuing operations	4,379	3,815	2,810	4,635	15,639
Net income	4,544	3,815	2,810	4,635	15,804
Continuing earnings per share:
Basic	.40	.34	.25	.40	1.38
Diluted	.37	.32	.23	.39	1.31

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2005 because of the material weakness pertaining to information technology controls disclosed below in “Management’s Report on Internal Control over Financial Reporting.”

In light of the material weakness, the Company performed various procedures, analyses and reviews to ensure that its consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States.  Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  The Company’s internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of its financial statements.  All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management has identified a material weakness in the Company’s information technology controls, as described below, and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2005.

 A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company identified a number of deficiencies pertaining to its information technology (“IT”) controls.  These deficiencies related to (i) passwords (existence of blank passwords and default system passwords, lack of encryption, minimum length of passwords, lack of a system requirement to require periodic password changes), (ii) access controls and security (inadequate firewall and anti-virus software, lack of encryption of telnet use, periodic network vulnerability assessments, and access to sensitive data by unauthorized persons), (iii) change controls (inadequate documentation of program changes, formalizing user approval on program changes, documenting the evaluation of test results prior to implementing program changes, limiting access to source code to programmers), (iv) physical security (storing back-up tapes off-site, periodic equipment capacity monitoring), and (v) organization and management oversight (formalizing an IT strategic plan, developing an IT compliance function, adequate communication and implementation of IT policies and procedures).  When the above deficiencies were evaluated in the aggregate, it was determined they constituted a material weakness.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their opinion, which appears below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

America’s Car-Mart, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that America’s Car-Mart, Inc. did not maintain effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  We have identified the following material weakness that has also been identified as a material weakness in management’s assessment.  There are significant deficiencies related to (i) passwords (existence of blank passwords and default system passwords, lack of encryption, minimum length of passwords, lack of a system requirement to require periodic password changes), (ii) access controls and security (inadequate firewall and anti-virus software, lack of encryption of telnet use, periodic network vulnerability assessments, and access to sensitive data by unauthorized persons), (iii) change controls (inadequate documentation of program changes, formalizing user approval on program changes, documenting the evaluation of test results prior to implementing program changes, limiting access to source code to programmers), (iv) physical security (storing back-up tapes off-site, periodic equipment capacity monitoring), and (v) organization and management oversight (formalizing an IT strategic plan, developing an IT compliance function, adequate communication and implementation of IT policies and procedures).  Taken together, these deficiencies rise to the level of a material weakness in internal controls over financial reporting.  This material weakness did not result in any adjustment to the annual or interim financial statements, however; this material weakness could result in a material misstatement to future annual or interim financial statements that would not be prevented or detected.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated July 12, 2005, on those financial statements.

In our opinion, management’s assessment that America’s Car-Mart, Inc. did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, America’s Car-Mart, Inc., has not maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation), as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005, and our report dated July 12, 2005 contained elsewhere herein, expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Dallas, Texas
July 12, 2005

Remediation Plans

The Company is in the process of addressing the above deficiencies.  In June 2005, the Company hired a seasoned Director of IT who is in the process of evaluating the Company’s IT Department and proceeding to implement changes to improve the controls in the IT Department.  Further, the Company’s Audit Committee will be monitoring the progress of management’s remediation of the IT control deficiencies.  The Company anticipates that most of the deficiencies will be properly addressed by the end of the second quarter of fiscal 2006 (October 31, 2005).

Changes in Internal Control over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 to this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in 2005 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth in the Proxy Statement under the headings “Proposals to be Voted on - Election of Directors,” “Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters - Code of Ethics” which information is incorporated herein by reference.  Information regarding the executive officers of the Company is set forth under the heading “Executive Officers” in Part I, Item 1 of this report.

Item 11.  Executive Compensation

The information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Proxy Statement under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth in the Proxy Statement under the heading “Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

Item 15   Exhibits and Financial Statement Schedules

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

(a)(3)                    Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (formerly SKAI, Inc.). (3)

3.1.1	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (3)

3.1.2	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (3)

3.1.3	Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (8)

3.1.4	Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (8)

3.1.5	Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (11)

3.1.6	Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002. (12)

3.2	By-Laws dated August 24, 1989. (4)

4.1	Specimen stock certificate. (9)

4.2

Amended and Restated Agented Revolving Credit Agreement, dated June 23, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks and Bank of Oklahoma, N.A., as the paying agent. (15)

4.3	Revolving Credit Agreement, dated June 23, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (15)

10.1	1986 Incentive Stock Option Plan. (2)

10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (5)

10.2	1991 Non-Qualified Stock Option Plan. (6)

10.3	1997 Stock Option Plan. (10)

10.4	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (7)

10.5	Employment agreement dated May 1, 2003 by and between the Company and William H. Henderson. (13)

10.6	Employment agreement dated May 1, 2003 by and between the Company and Eddie Lee Hight. (13)

10.7.1	Employment arrangements with Tilman J. Falgout, III. (1)

10.7.2	Employment arrangements with Mark D. Slusser. (1)

10.7.3	Employment arrangements with William H. Henderson. (1)

10.7.4	Employment arrangements with Eddie Lee Hight. (1)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of America’s Car-Mart, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

24.1	Power of Attorney of William H. Henderson. (1)

24.2	Power of Attorney of Tilman J. Falgout, III. (1)

24.3	Power of Attorney of J. David Simmons. (1)

24.4	Power of Attorney of Carl E. Baggett. (1)

24.5	Power of Attorney of William M. Sams. (1)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)

(1)	Filed herewith.

(2)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 10, as amended, (No. 0-14939) and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1990 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

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

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference.

(12)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 and incorporated herein by reference.

(15)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on June 29, 2005 and incorporated herein by reference.

(b)                                 The exhibits are listed in Item 15(a)(3) above.

(c)                                  Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 14, 2005	By:	/s/ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(principal executive officer)

Dated: July 14, 2005	By:	/s/ Mark D. Slusser
Mark D. Slusser
Vice President Finance and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board, Chief Executive	July 14, 2005
Tilman J. Falgout, III	Officer and Director

*	Vice Chairman of the Board,	July 14, 2005
William H. Henderson	President and Director

*	Director	July 14, 2005
J. David Simmons

Director
Robert J. Kehl

*	Director	July 14, 2005
Carl E. Baggett

*	Director	July 14, 2005
William M. Sams

* By	/s/ Mark D. Slusser
Mark D. Slusser
As Attorney-in-Fact
Pursuant to Powers of
Attorney filed herewith

EXHIBIT INDEX

Exhibit

Number	Description of Exhibit

10.7.1	Employment arrangements with Tilman J. Falgout, III.

10.7.2	Employment arrangements with Mark D. Slusser.

10.7.3	Employment arrangements with William H. Henderson.

10.7.4	Employment arrangements with Eddie Lee Hight.

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of Carl E. Baggett.

24.5	Power of Attorney of William M. Sams.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.