Form 10-Q
period 2005-07-31
AMERICAS CARMART INC
filed 2005-09-08
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2005	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Southeast Plaza Ave., Suite 200, Bentonville, Arkansas 72712
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 7, 2005
Common stock, par value $.01 per share	11,853,574

Part I

Financial Information

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	July 31, 2005	April 30, 2005
	(unaudited)
Assets:
Cash and cash equivalents	$810,235	$459,177
Other receivables	693,019	524,046
Finance receivables, net	132,135,781	123,098,966
Inventory	8,360,261	7,985,959
Prepaid expenses and other assets	464,008	295,452
Property and equipment, net	12,659,352	11,304,658

	$155,122,656	$143,668,258

Liabilities and stockholders’ equity:
Accounts payable	$3,725,519	$2,796,086
Accrued liabilities	8,722,959	6,023,291
Income taxes payable	2,986,848	451,714
Deferred tax liabilities, net	2,226,696	1,986,696
Revolving credit facilities	29,291,211	29,145,090
Total liabilities	46,953,233	40,402,877

Commitments and contingencies (Note H)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,846,074 issued and outstanding (11,843,738 at April 30, 2005)	118,461	118,437
Additional paid-in capital	33,826,021	33,809,445
Retained earnings	74,224,941	69,337,499
Total stockholders’ equity	108,169,423	103,265,381

	$155,122,656	$143,668,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended July 31,
	2005	2004
Revenues:
Sales	$53,595,902	$47,232,534
Interest income	4,582,947	3,577,134
	58,178,849	50,809,668

Costs and expenses:
Cost of sales	29,260,574	25,242,363
Selling, general and administrative	9,330,834	8,204,562
Provision for credit losses	11,201,556	9,221,678
Interest expense	477,968	227,401
Depreciation and amortization	148,009	92,348
	50,418,941	42,988,352

Income before taxes	7,759,908	7,821,316

Provision for income taxes	2,872,466	2,888,602

Net income	$4,887,442	$4,932,714

Earnings per share:
Basic	$.41	$.42
Diluted	$.41	$.41

Weighted average number of shares outstanding:
Basic	11,845,236	11,664,267
Diluted	12,040,944	11,996,943

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Three Months Ended July 31,
		2005	2004
	Operating activities:
	Net income	$4,887,442	$4,932,714

	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for credit losses	11,201,556	9,221,678
	Depreciation and amortization	148,009	92,348
	Deferred income taxes	240,000	450,000
	Changes in operating assets and liabilities:
	Finance receivable originations	(49,564,061)	(43,357,553)
	Finance receivable collections	26,322,426	25,452,400
	Other receivables	(168,973)	6,438
	Inventory	2,628,962	1,661,784
	Prepaid expenses and other assets	(168,556)	(281,101)
	Accounts payable and accrued liabilities	3,629,101	734,204
	Income taxes payable	2,551,734	1,724,170
	Net cash provided by operating activities	1,707,640	637,082

	Investing activities:
	Purchase of property and equipment	(1,502,703)	(1,320,431)
	Net cash used in investing activities	(1,502,703)	(1,320,431)

	Financing activities:
	Exercise of stock options		361,275
	Purchase of common stock		(214,332)
	Proceeds from (repayments of) revolving credit facilities, net	146,121	(5,517)
	Net cash provided by financing activities	146,121	141,426

	Increase (decrease) in cash and cash equivalents	351,058	(541,923)
Cash and cash equivalents at:	Beginning of period	459,177	1,128,349

	End of period	$810,235	$586,426

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2005, the Company operated 80 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

Adjustments to Reflect Stock Split

All references to the number of shares of common stock, stock options and warrants, earnings per share amounts, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts in this Quarterly Report on Form 10-Q have been adjusted, as necessary, to retroactively reflect the three-for-two common stock split effected in the form of a 50% stock dividend in April 2005.

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

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2005, the Company’s assets (excluding its $95.2 million equity investment in Car-Mart) consisted of $.4 million in cash, $3.1 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At July 31, 2005 and 2004, 4.7% and 3.4%, respectively, of the Company’s finance receivable balances were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 57 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income and earnings per share, using the Black-Scholes option-pricing model and the assumptions detailed below, would be as follows.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $10.09 and $8.33 per share for the three months ended July 31, 2005 and 2004, respectively.

	Three Months Ended July 31,
	2005	2004

Reported net income	$4,887,442	$4,932,714
Fair value compensation cost, net of tax	(99,891)	(61,875)

Pro forma net income	$4,787,551	$4,870,839

Basic earnings per share:
As reported	$.41	$.42
Pro forma	$.40	$.42

Diluted earnings per share:
As reported	$.41	$.41
Pro forma	$.40	$.41

Assumptions:
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	4.5%
Expected volatility	45.0%	40.0%
Expected life	5 years	5 years

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	July 31, 2005	April 30, 2005

Gross contract amount	$181,428,907	$168,145,038
Less unearned finance charges	(17,893,998)	(15,794,828)

Principal balance	163,534,909	152,350,210
Less allowance for credit losses	(31,399,128)	(29,251,244)

Finance receivables, net	$132,135,781	$123,098,966

Changes in the finance receivables, net balance for the three months ended July 31, 2005 and 2004 are as follows:

	Three Months Ended July 31,
	2005	2004

Balance at beginning of period	$123,098,966	$103,683,660
Finance receivable originations	49,564,061	43,357,553
Finance receivable collections	(26,322,426)	(25,452,400)
Provision for credit losses	(11,201,556)	(9,221,678)
Inventory acquired in repossession	(3,003,264)	(2,027,748)

Balance at end of period	$132,135,781	$110,339,387

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2005 and 2004 are as follows:

	Three Months Ended July 31,
	2005	2004

Balance at beginning of period	$29,251,244	$25,035,967
Provision for credit losses	11,201,556	9,221,678
Net charge-offs	(9,053,672)	(7,614,559)

Balance at end of period	$31,399,128	$26,643,086

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31, 2005	April 30, 2005

Land	$5,053,123	$4,371,748
Buildings and improvements	3,614,204	3,161,500
Furniture, fixtures and equipment	2,709,949	2,356,385
Leasehold improvements	2,737,532	2,737,845
Less accumulated depreciation and amortization	(1,455,456)	(1,322,820)

	$12,659,352	$11,304,658

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31, 2005	April 30, 2005

Compensation	$2,746,654	$2,383,826
Cash overdraft	2,674,207	736,820
Deferred service contract revenue	1,645,270	1,526,943
Deferred sales tax	844,067	716,901
Subsidiary redeemable preferred stock	500,000	500,000
Interest	178,559	136,036
Other	134,202	22,765

	$8,722,959	$6,023,291

F – Revolving Credit Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	July 31, 2005	April 30, 2005

Bank of Oklahoma	$39.5 million	Prime	Apr 2006	$29,291,211	$29,145,090

Car-Mart has two revolving credit facilities that aggregate $39.5 million and mature in April 2006.  The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory.  Interest is payable monthly under the facilities at the bank’s prime lending rate per annum (6.25% at July 31, 2005 and 5.75% at April 30, 2005).  The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory.  Based upon eligible finance receivables and inventory at July 31, 2005, Car-Mart could have drawn an additional $10.2 million under its facilities.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended
	July 31,
	2005	2004

Weighted average shares outstanding-basic	11,845,236	11,664,267
Dilutive options and warrants	195,708	332,676

Weighted average shares outstanding-diluted	12,040,944	11,996,943

Antidilutive securities not included:
Options and warrants	90,000	11,250

H – Commitments and Contingencies

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  For tax purposes, these transactions are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation.  The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective tax rate by about 240 basis points.  The determination of whether or not the Company is entitled to a tax deduction at the time of sale is in part a facts and circumstances matter, and the interpretation of those facts and circumstances.  The Company believes it satisfies the material provisions of the Treasury Regulations.

Currently, the Internal Revenue Service (“IRS”) is examining the Company’s tax returns for fiscal 2002, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
	2005	2004

Supplemental disclosures:
Interest paid	$435,446	$222,773
Income taxes paid, net	75,732	714,438

Non-cash transactions:
Inventory acquired in repossession	3,003,264	2,027,748
Tax benefit from exercise of options and warrants	16,600	143,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results.  As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its finance receivables effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration and interpretation of such laws and changes in lending laws or regulations.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2005, the Company operated 80 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 13% and 21% per year over the last eight fiscal years.  Finance receivables tend to grow slightly faster than revenues.  Growth results from same store revenue growth, which includes growth in unit sales and price increases, and the addition of new stores.  Revenue growth during the three months ended July 31, 2005 (14.5%) was in line with the Company’s fiscal 2006 growth expectations of 10% to 14%.  Revenue growth in the first quarter of fiscal 2006 was assisted by a 6.3% increase in the average retail sales price.  Typically, annual price increases are in the 3% to 5% range.  The Company expects that for the entire fiscal 2006 year, its average annual retail sales price will increase about 4% to 5% over the prior fiscal year.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last eight fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.3%).  However, over the last two fiscal years credit losses as a percentage of sales have averaged 20.7%.  Credit losses, on a percentage basis, tend to be higher at new and developing stores than they do at mature stores (stores in existence for ten years or more).  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers.  Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of the total number of stores has been increasing over the last few years.  For the three months ended July 31, 2005, credit losses as a percentage of sales were 20.9%.  This percentage is higher than normal due to higher than normal credit losses at stores six years of age or less.  The Company intends to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age, and decrease the focus on sales growth at those stores.

In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves.  In recent months, energy costs have risen at a rate much faster than the general rate of inflation.  While the Company believes the most significant factor affecting credit losses is the proper execution (or the lack thereof) of its business practices, the Company also believes that higher energy and fuel costs does have a negative impact on collection results.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last eight years, Car-Mart’s gross margins, as a percentage of sales, have ranged between approximately 44% and 48%.  Gross margins as a percentage of sales during the three months ended July 31, 2005 were 45.4%, down from 46.6% in the same period of the prior fiscal year.  The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages.  Generally, as the Company’s average retail sales price increases, its gross margin percentage decreases.  The Company expects to maintain an average retail sales price throughout the balance of fiscal 2006 at a level comparable to the first quarter.  As such, the Company does not presently expect that its gross margin percentage will change significantly during the balance of fiscal 2006 from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores.  In fiscal 2005, the Company added resources to train and develop personnel.  In fiscal 2006 and beyond, the Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2005	Three Months Ended
	July 31,		vs.	July 31,
	2005	2004	2004	2005	2004
Revenues:
Sales	$53,596	$47,233	13.5%	100.0%	100.0%
Interest income	4,583	3,577	28.1	8.6	7.6
Total	58,179	50,810	14.5	108.6	107.6

Costs and expenses:
Cost of sales	29,261	25,242	15.9	54.6	53.4
Selling, general and administrative	9,331	8,205	13.7	17.4	17.4
Provision for credit losses	11,201	9,222	21.5	20.9	19.5
Interest expense	478	227	110.6	.9	.5
Depreciation and amortization	148	92	60.9	.3	.2
Total	50,419	42,988	17.3	94.1	91.0

Pretax income	$7,760	$7,822	(0.8)	14.5	16.6

Operating Data:
Retail units sold	6,885	6,461	6.6%
Average stores in operation	79.0	71.3	10.8
Average units sold per store	87.2	90.6	(3.8)
Average retail sales price	$7,477	$7,036	6.3
Same store revenue growth	10.3%	12.5%

Period End Data:
Stores open	80	72	11.1%
Accounts over 30 days past due	4.7%	3.4%

Three Months Ended July 31, 2005 vs. Three Months Ended July 31, 2004

Revenues increased $7.4 million, or 14.5%, for the three months ended July 31, 2005 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($4.9 million, or 10.3%), (ii) revenue growth from stores opened during the three months ended July 31, 2004 or stores that opened or closed a satellite location after April 30, 2004 ($.6 million), and (iii) revenues from stores opened after July 31, 2004 ($1.8 million).

Cost of sales as a percentage of sales increased 1.2% to 54.6% for the three months ended July 31, 2005 from 53.4% in the same period of the prior fiscal year.  The increase was principally the result of selling higher-priced vehicles which have lower gross profit margin percentages.  The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages.  The average price of retail vehicles sold increased 6.3% to $7,477 during the three months ended July 31, 2005 as compared to the three months ended July 31, 2004.

Selling, general and administrative expense as a percentage of sales was 17.4% for each of the three months ended July 31, 2005 and the same period of the prior fiscal year.  While these expenses as a percentage of sales were unchanged on an overall basis, professional fees increased $.5 million, or ..9% of sales, during the three months ended July 31, 2005 as compared to the same period in the prior fiscal year.  The increase was largely attributable to fees incurred in connection with completion of the Company’s fiscal 2005 audit and compliance with the Sarbanes-Oxley Act of 2002.  The Company anticipates that its future Sarbanes-Oxley Act compliance expenses will be lower than the expenses it incurred in the fourth quarter of the prior fiscal year and the first quarter of the current fiscal year.  The increase in professional fees was offset by a decrease, as a percentage of sales, in payroll costs.

Provision for credit losses as a percentage of sales increased 1.4%, to 20.9% for the three months ended July 31, 2005 from 19.5% in the same period of the prior fiscal year.  The increase is largely attributable to (i) a greater concentration of newer, less mature stores, and (ii) higher than normal credit losses at those less mature stores.  On a percentage basis, the Company has fewer stores over ten years of age than it had in the past.  New and developing stores tend to have higher credit losses as a percentage of sales since store management is generally less experienced and the customer base is less seasoned (not as many repeat customers who tend to be better paying customers).  Further, these new and developing stores (mostly those under six years of age) have been experiencing higher than normal credit losses.  The Company intends to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age, and decrease the focus on sales growth at those stores.

Interest expense as a percentage of sales increased .4%, to .9% for the three months ended July 31, 2005 from ..5% in the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the three months ended July 31, 2005 (approximately $29 million) as compared to the same period in the prior fiscal year (approximately $22 million), and an increase in the rate charged during the three months ended July 31, 2005 (average rate charged of 6.08% per annum) as compared to the same period in the prior fiscal year (average rate charged of 4.08% per annum).  The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31,	April 30,
	2005	2005
Assets:
Finance receivables, net	$132,136	$123,099
Inventory	8,360	7,986
Property and equipment, net	12,659	11,305

Liabilities:
Accounts payable and accrued liabilities	12,448	8,819
Revolving credit facilities	29,291	29,145

Historically, the growth in finance receivables on an annual basis tends to grow slightly faster than growth in revenue on an annual basis.  The Company expects the historical relationship between net finance receivables growth and revenue growth to continue in the future.  Also, historically finance receivables growth tends to be the greatest in the first fiscal quarter of each year.  This is due to the strong sales levels that typically occur in the first quarter, coupled with collection results and account charge-offs.

Inventory levels were fairly consistent between July 31, 2005 and April 30, 2005.  In general, the Company anticipates inventory levels will rise as more stores are opened and sales increase.

Property and equipment, net increased $1.4 million during the three months ended July 31, 2005 as the Company acquired real estate for three locations (one new store and the relocation of two existing stores), made improvements at several properties and purchased new computer equipment in connection with upgrading its information technology systems.

Accounts payable and accrued liabilities increased $3.6 million during the three months ended July 31, 2005.  The increase was largely due to an increase in accounts payable related to vehicle purchases ($.9 million) and an increase in cash overdraft ($1.9 million).  The timing of payment for vehicle purchases is primarily tied to when the seller presents a title for the purchased vehicle.  Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, and (iii) capital expenditures.  Historically, income from operations has funded the majority of finance receivables growth and borrowings from its credit facilities have been used to purchase capital assets.  The level of stock repurchases also affects the Company’s borrowings under its revolving credit facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2005	2004
Operating activities:
Net income	$4,887	$4,933
Provision for credit losses	11,202	9,222
Finance receivable originations	(49,564)	(43,358)
Finance receivable collections	26,322	25,452
Inventory	2,629	1,662
Accounts payable and accrued liabilities	3,629	734
Other	2,603	1,992
Total	1,708	637

Investing activities:
Purchase of property and equipment	(1,503)	(1,320)
Total	(1,503)	(1,320)

Financing activities:
Exercise of stock options		361
Purchase of common stock		(214)
Revolving credit facilities, net	146	(6)
Total	146	141

Cash provided by (used in) continuing operations	$351	$(542)

The Company generates cash flow from net income from operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds net income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth is self-funded.

The Company has had a tendency to lease the majority of the properties where its stores are located.  As of July 31, 2005, the Company leased approximately 75% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.  In general, in order to preserve capital and maintain flexibility, the Company prefers to lease its store locations.  However, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for ten years or more.

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2005, the Company’s assets (excluding its $95.2 million equity investment in Car-Mart) consisted of $.4 million in cash, $3.1 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

At July 31, 2005, the Company had $.8 million of cash on hand and an additional $10.2 million of availability under its revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings from its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings from revolving credit facilities.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio by a percentage that is slightly larger than the percentage of its revenue growth, and to purchase property and equipment of approximately $3 to $5 million in the next twelve months in connection with opening new stores and refurbishing existing stores.  In addition, from time to time the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2006.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  The Company is presently negotiating an extension of its revolving credit facilities and an increase in the maximum amount that may be borrowed.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

As discussed in Note H to the financial statements, the IRS is currently examining the Company’s tax returns for fiscal 2002, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations that would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2005 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 75% of its store and office facilities.  Generally, these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital.  The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s accounting policies are discussed in Note B to the accompanying consolidated financial statements.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 19.0% over the last five fiscal years), while its second and third fiscal quarters tend to have higher credit losses (averaging 20.3% over the last five fiscal years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (4.25% at July 31, 2005) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At July 31, 2005, approximately 61% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($163.5 million) and variable interest rate borrowings ($29.3 million), and the percentage of Arkansas originated finance receivables (61%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$421	$1,312
+100 basis points	210	656
- 100 basis points	(210)	(656)
- 200 basis points	(421)	(1,312)

A similar calculation and table was prepared at April 30, 2005.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (July 31, 2005), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as a result of a material weakness (discussed below) with its information technology (“IT”) controls.

During the first quarter ended July 31, 2005, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.  However, the Company did make a number of improvements in the IT area including (i) hiring a seasoned Director of IT, (ii) improving password controls at the corporate office, (iii) improving access and security controls at the corporate office, (iv) improving the physical security of IT equipment at the corporate office, and (v) improving software program change controls.

As of July 31, 2005, the Company had a number of continuing deficiencies pertaining to its IT controls (but fewer deficiencies than it had at April 30, 2005).  These deficiencies related to (i) passwords at the store level (existence of blank passwords and default system passwords, lack of encryption, minimum length of passwords, lack of a system requirement to require periodic password changes), (ii) access controls and security (inadequate firewall and anti-virus software on certain corporate office machines and periodic network vulnerability assessments), and (iii) organization and management oversight (formalizing an IT strategic plan and developing an IT compliance function).  When the above deficiencies were evaluated in the aggregate, it was determined they constituted a material weakness.

The Company is in the process of addressing the above deficiencies.  In August 2005, the Company installed new firewall software and anti-virus software on the remaining corporate office computers.  The Company anticipates that most of the deficiencies will be properly addressed by the end of the second quarter of fiscal 2006 (October 31, 2005).

PART II

Other Information

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (formerly SKAI, Inc.). (2)

3.1.1	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Alabama on September 29, 1989. (2)

3.1.2	Articles of Merger of the Company and SKAI, Inc. filed with the Secretary of State of the State of Texas on October 10, 1989. (2)

3.1.3	Articles of Amendment filed with the Secretary of State of the State of Texas on October 7, 1993. (4)

3.1.4	Articles of Amendment filed with the Secretary of State of the State of Texas on October 5, 1994. (4)

3.1.5	Articles of Amendment filed with the Secretary of State of the State of Texas on October 2, 1997. (5)

3.1.6	Articles of Amendment filed with the Secretary of State of the State of Texas on March 20, 2002. (6)

3.2	By-Laws dated August 24, 1989. (3)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)

(1)	Filed herewith.

(2)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1990 and incorporated herein by reference.

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

Dated: September 8, 2005

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.