Form 10-Q
period 2005-10-31
AMERICAS CARMART INC
filed 2005-12-07
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
October 31, 2005	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	December 7, 2005
Common stock, par value $.01 per share	11,859,074

Part I

Financial Information

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	October 31, 2005	April 30, 2005
	(unaudited)
Assets:
Cash and cash equivalents	$319,611	$459,177
Other receivables	708,938	524,046
Finance receivables, net	135,305,049	123,098,966
Inventory	9,387,526	7,985,959
Prepaid expenses and other assets	533,003	295,452
Property and equipment, net	13,339,985	11,304,658

	$159,594,112	$143,668,258

Liabilities and stockholders’ equity:
Accounts payable	$2,441,595	$2,796,086
Accrued liabilities	8,159,336	6,023,291
Income taxes payable	165,601	451,714
Deferred tax liabilities, net	2,419,302	1,986,696
Revolving credit facility	35,553,068	29,145,090
	48,738,902	40,402,877

Commitments and contingencies (Note H)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,859,074 issued and outstanding (11,843,738 at April 30, 2005)	118,591	118,437
Additional paid-in capital	33,712,471	33,809,445
Retained earnings	77,024,148	69,337,499
Total stockholders’ equity	110,855,210	103,265,381

	$159,594,112	$143,668,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
Sales	$50,580,738	$46,694,447	$104,176,640	$93,926,981
Interest income	4,748,272	3,820,978	9,331,219	7,398,112
	55,329,010	50,515,425	113,507,859	101,325,093

Costs and expenses:
Cost of sales	28,114,524	25,324,466	57,375,098	50,566,829
Selling, general and administrative	9,610,211	8,361,196	18,941,045	16,565,758
Provision for credit losses	12,458,621	9,487,353	23,660,177	18,709,031
Interest expense	566,892	286,880	1,044,860	514,281
Depreciation and amortization	129,582	99,123	277,591	191,471
	50,879,830	43,559,018	101,298,771	86,547,370

Income before taxes	4,449,180	6,956,407	12,209,088	14,777,723

Provision for income taxes	1,649,973	2,565,423	4,522,439	5,454,025

Net income	$2,799,207	$4,390,984	$7,686,649	$9,323,698

Earnings per share:
Basic	$.24	$.37	$.65	$.80
Diluted	$.23	$.37	$.64	$.78

Weighted average number of shares outstanding:
Basic	11,855,982	11,714,522	11,850,609	11,689,395
Diluted	12,030,908	12,023,786	12,035,926	12,010,365

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Six Months Ended October 31,
		2005	2004
	Operating activities:
	Net income	$7,686,649	$9,323,698

	Adjustments to reconcile net income to net cash used in operating activities:
	Provision for credit losses	23,660,177	18,709,031
	Depreciation and amortization	277,591	191,471
	Loss on sale of property and equipment	14,611
	Deferred income taxes	432,606	450,000
	Changes in operating assets and liabilities:
	Finance receivable originations	(95,695,071)	(85,970,739)
	Finance receivable collections	53,057,271	51,075,465
	Other receivables	(184,893)	(65,959)
	Inventory	5,369,973	3,950,625
	Prepaid expenses and other assets	(237,551)	(307,641)
	Accounts payable and accrued liabilities	1,781,555	351,986
	Income taxes payable	(209,130)	182,487
	Net cash used in operating activities	(4,046,212)	(2,109,576)

	Investing activities:
	Purchase of property and equipment	(2,484,523)	(2,614,345)
	Sale of property and equipment	156,994
	Net cash used in investing activities	(2,327,529)	(2,614,345)

	Financing activities:
	Exercise of stock options	217,584	425,575
	Purchase of common stock	(391,387)	(214,333)
	Proceeds from revolving credit facility, net	6,407,978	3,950,777
	Net cash provided by financing activities	6,234,175	4,162,019

	Decrease in cash and cash equivalents	(139,566)	(561,902)
Cash and cash equivalents at:	Beginning of period	459,177	1,128,349

	End of period	$319,611	$566,447

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2005, the Company operated 81 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 57% of sales made to customers residing in Arkansas.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facility matures in April 2009.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of intercompany loans ($10.0 million at October 31, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October  31, 2005, the Company’s assets (excluding its $98 million equity investment in Car-Mart) consisted of $76,000 in cash, $3 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the initial amounts of interest income expected to be earned over the term of the installment contracts less the amount of interest income already earned on such contracts.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At October 31, 2005 and 2004, 4.1% and 3.5%, respectively, of the Company’s finance receivable balances were over 30 days past due.

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 59 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price.  Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded.  Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below.  The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $10.09 and $12.50 per share for the six months ended October 31, 2005 and October 31, 2004, respectively.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Reported net income	$2,799,207	$4,390,984	$7,686,649	$9,323,698
Fair value compensation cost, net of tax	—	—	99,891	61,875

Pro forma net income	$2,799,207	$4,390,984	$7,586,758	$9,261,823

Basic earnings per share:
As reported	$.24	$.37	$.65	$.80
Pro forma	$.24	$.37	$.64	$.79

Diluted earnings per share:
As reported	$.23	$.37	$.64	$.78
Pro forma	$.23	$.37	$.63	$.77

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%
Expected volatility	45.0%	40.0%	45.0%	40.0%
Expected life	5 years	5 years	5 years	5 years

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	October 31,	April 30,
	2005	2005

Gross contract amount	$186,225,523	$168,145,038
Less unearned finance charges	(18,770,468)	(15,794,828)
Principal Balance	167,455,055	152,350,210
Less allowance for credit losses	(32,150,006)	(29,251,244)

	$135,305,049	$123,098,966

Changes in the finance receivables, net balance for the six months ended October 31, 2005 and 2004 are as follows:

	Six Months Ended October 31,
	2005	2004

Balance at beginning of period	$123,098,966	$103,683,660
Finance receivable originations	95,695,071	85,970,739
Finance receivable collections	(53,057,271)	(51,075,465)
Provision for credit losses	(23,660,177)	(18,709,031)
Inventory acquired in repossession	(6,771,540)	(4,299,099)

Balance at end of period	$135,305,049	$115,570,804

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2005 and 2004 are as follows:

	Six Months Ended October 31,
	2005	2004
Balance at beginning of period	$29,251,244	$25,035,967
Provision for credit losses	23,660,177	18,709,031
Net charge-offs	(20,761,415)	(16,016,598)

Balance at end of period	$32,150,006	$27,728,400

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31, 2005	April 30, 2005

Land	$5,182,675	$4,371,748
Buildings and improvements	3,928,173	3,161,500
Furniture, fixtures and equipment	2,806,498	2,356,385
Leasehold improvements	2,973,763	2,737,845
Less accumulated depreciation and amortization	(1,551,124)	(1,322,820)

	$13,339,985	$11,304,658

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31, 2005	April 30, 2005

Cash overdraft	$2,742,754	$736,820
Compensation	1,994,626	2,383,826
Deferred revenue	1,554,471	1,526,943
Deferred sales tax (see Note B)	913,204	716,901
Subsidiary redeemable preferred stock	500,000	500,000
Other	236,156	22,765
Interest	218,125	136,036

	$8,159,336	$6,023,291

F – Revolving Credit Facility

A summary of revolving credit facilities is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at October 31, 2005	Balance at April 30, 2005
Bank of Oklahoma	$44,500,000	Prime less .25%	Apr 2009	$35,553,068	$29,145,090

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory.  Interest is payable monthly and the principal balance is due at the maturity of the facility.  Interest is charged at the bank’s prime lending rate less .25% per annum as of October 31, 2005 and at the bank’s prime lending rate per annum as of April 30, 2005 (6.75% and 5.75% at October 31, 2005 and April 30, 2005, respectively).  The Company’s revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions.  The amount available to be drawn under the Company’s revolving credit facility is a function of eligible finance receivables and inventory, with a maximum amount available of $44.5 million.  Based upon eligible finance receivables and inventory at October 31, 2005, the Company could have drawn an additional $8.9 million under the facility.  The Company was in compliance with the covenants at October 31, 2005.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Weighted average shares outstanding-basic	11,855,982	11,714,522	11,850,609	11,689,395
Dilutive options and warrants	174,926	309,264	185,317	320,970
Weighted average shares outstanding-diluted	12,030,908	12,023,786	12,035,926	12,010,365

Antidilutive securities not included:
Options and warrants	101,250	—	95,625	3,750

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

Currently, the Internal Revenue Service (“IRS”) is examining the Company’s tax returns for fiscal 2002, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination.  At this point, the company has not accrued any costs associated with potential adjustments, if any, that may result from this examination.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
	2005	2004
Supplemental disclosures:
Interest paid	$962,771	$498,753
Income taxes paid, net	4,287,464	4,821,545

Non-cash transactions:
Inventory acquired in repossession	6,771,540	4,299,099

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results.  As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its installment loans effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws, and changes in lending laws or regulations.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2005, the Company operated 81 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 13% and 21% per year over the last eight fiscal years.  Finance receivables have historically grown slightly faster than revenues.  Growth results from same store revenue growth and the addition of new stores.  Revenue growth in the first six months of fiscal 2006 (12%) is in line with the Company’s fiscal 2006 growth expectations of 10% to 14%.  Revenue growth in the first six months of fiscal 2006, as compared to the same period in the prior fiscal year, was assisted by a 4.4% increase in the average retail sales price, which is in line with historical increases.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last eight fiscal years Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.3%).  However, over the last two fiscal years credit losses as a percentage of sales have averaged 20.7%. Credit losses in the first six months of fiscal 2006 (22.7%) were higher than the Company’s average over the last two fiscal years.  Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores (stores in existence for

10 years or more).  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. In addition, significant negative external economic issues were prevalent during this period, including higher fuel prices. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results.  Also, during this period, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. At October 31, 2005, 4.1% of the Company’s finance receivable balances were over 30 days past due, compared to 4.7% at July 31, 2005.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last eight years Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%.  Gross margins as a percentage of sales in the first six months of fiscal 2005 were 44.9%, down from 46.2% in the same period of the prior fiscal year.  The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages.  Generally, as the Company’s average retail sales price increases, its gross margin percentage decreases. Gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, by the significant slow-down in new car sales during the period, increased vehicle repair expenses, and by increased fuel costs. The Company does not presently expect that its gross margin percentage will change significantly during the balance of fiscal 2006 from its current level.

Hiring, training, and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores. In fiscal 2005, the Company added resources to train and develop personnel. In fiscal 2006 and beyond, the Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2005 vs.	Three Months Ended October 31,
	2005	2004	2004	2005	2004
Revenues:
Sales	$50,581	$46,694	8.3%	100.0%	100.0%
Interest income	4,748	3,821	24.3	9.4	8.2
Total	55,329	50,515	9.5	109.4	108.2

Costs and expenses:
Cost of sales	28,114	25,325	11.0	55.6	54.2
Selling, general and administrative	9,610	8,361	14.9	19.0	17.9
Provision for credit losses	12,459	9,487	31.3	24.6	20.3
Interest expense	567	287	97.6	1.1	.6
Depreciation and amortization	130	99	31.3	.3	.2
Total	50,880	43,559	16.8	100.6	93.3

Pretax income	$4,449	$6,956	(36.0)	8.8	14.9

Operating Data:
Retail units sold	6,635	6,281	5.6%
Average stores in operation	80.0	74.7	7.1
Average units sold per store	82.9	84.1	(1.4)
Average retail sales price	$7,301	$7,120	2.5
Same store revenue growth	5.9%	10.3%

Period End Data:
Stores open	81	76	6.6%
Accounts over 30 days past due	4.1%	3.5%

Three Months Ended October 31, 2005 vs. Three Months Ended October 31, 2004

Revenues increased $4.8 million, or 9.5%, for the three months ended October 31, 2005 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($2.8 million, or 5.9%), (ii) revenue growth from stores opened during the three months ended October 31, 2004 or stores that opened or closed a satellite location after July 31, 2004 ($.3 million), and (iii) revenues from stores opened after October 31, 2004 ($1.7 million).

Cost of sales as a percentage of sales increased 1.4% to 55.6% for the three months ended October 31, 2005 from 54.2% in the same period of the prior fiscal year.  Generally, as the Company’s average retail sales price increases, its gross margin percentage decreases. Additionally, gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, by the significant slow-down in new car sales during the period, increased vehicle repair expenses, and by increased fuel costs.

Selling, general and administrative expense as a percentage of sales increased 1.1% to 19.0% for the three months ended October 31, 2005 from 17.9% in the same period of the prior fiscal year.  The increase was principally the result of an increase in legal and professional fees related to compliance with the Sarbanes-Oxley Act of 2002, the timing of certain other expenditures, some of which were associated with upgrading the Company’s information technology systems, and overall higher utility costs. While compensation expense has increased in the current period on a dollar basis, it has decreased as a percentage of sales.  The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation expense.

Provision for credit losses as a percentage of sales increased 4.3%, to 24.6% for the three months ended October 31, 2005 from 20.3% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  As discussed in the Overview section above, credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years.  In addition, significant negative external economic issues were prevalent during this period, including higher fuel prices. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results. Also, during this period, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. At October 31, 2005, 4.1% of the Company’s finance receivable balances were over 30 days past due compared to 4.7% at July 31, 2005.

Interest expense as a percentage of sales increased ..5%, to 1.1% for the three months ended October 31, 2005 from .6% in the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the three months ended October 31, 2005 (approximately $35 million) as compared to the same period in the prior fiscal year (approximately $25 million), and an increase in the rate charged during the three months ended October 31, 2005 (average rate charged of 6.5% per annum) as compared to the same period in the prior fiscal year (average rate charged of 4.6% per annum).  The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s interest rate fluctuates with the prime interest rate of its lender.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2005 vs.	Six Months Ended October 31,
	2005	2004	2004	2005	2004
Revenues:
Sales	$104,177	$93,927	10.9%	100.0%	100.0%
Interest income	9,331	7,398	26.1	9.0	7.9
Total	113,508	101,325	12.0	109.0	107.9

Costs and expenses:
Cost of sales	57,375	50,567	13.5	55.1	53.8
Selling, general and administrative	18,941	16,566	14.3	18.2	17.6
Provision for credit losses	23,660	18,709	26.5	22.7	19.9
Interest expense	1,045	514	103.3	1.0	.5
Depreciation and amortization	278	191	45.5	.3	.2
Total	101,299	86,547	17.0	97.2	92.1

Pretax income	$12,209	$14,778	(17.4)	11.7	15.7

Operating Data:
Retail units sold	13,520	12,742	6.1%
Average stores in operation	79.5	73.0	8.9
Average units sold per store	170.1	174.5	(2.5)
Average retail sales price	$7,390	$7,077	4.4
Same store revenue growth	8.1%	11.5%

Period End Data:
Stores open	81	76	6.6%
Accounts 30 days or more past due	4.1%	3.5%

Six Months Ended October 31, 2005 vs. Six Months Ended October 31, 2004

Revenues increased $12.2 million, or 12.0%, for the six months ended October 31, 2005 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($7.7 million, or 8.1%), (ii) revenue growth from stores opened during the six months ended October 31, 2004 or stores that opened or closed a satellite location after April 30, 2004 ($2 million), and (iii) revenues from stores opened after October 31, 2004 ($2.5 million).

Cost of sales as a percentage of sales increased 1.3% to 55.1% for the six months ended October 31, 2005 from 53.8% in the same period of the prior fiscal year.  Generally, as the Company’s average retail sales price increases, its gross margin percentage decreases. Additionally, gross margin percentages were negatively affected during the period by short-term supply shortages brought on by Hurricanes Katrina and Rita, by the significant slow-down in new car sales during the period, increased vehicle repair expenses, and by increased fuel costs.

Selling, general and administrative expense as a percentage of sales increased .5% to 18.1% for the six months ended October 31, 2005 from 17.6% in the same period of the prior fiscal year.  The increase was principally the result of fees incurred in connection with completion of the Company’s fiscal 2005 audit and compliance with the Sarbanes-Oxley Act of 2002, the timing of certain other expenditures, some of which were associated with upgrading the Company’s information technology systems, and increased utility costs.  The Company anticipates that its future Sarbanes-Oxley Act compliance expenses will be lower than the expenses it incurred in the first and second quarters of the current fiscal year. The increases above were partially offset by lower compensation expense as a percentage of sales. While compensation expense has increased in the current period on a dollar basis, it has decreased as a percentage of sales.  The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles.  Selling higher-priced vehicles increases sales without necessarily increasing compensation expense.

Provision for credit losses as a percentage of sales increased 2.8%, to 22.7% for the six months ended October 31, 2005 from 19.9% in the same period of the prior fiscal year.  The increase was primarily the result of higher charge-offs as a percentage of sales.  As discussed in the overview section above, credit losses, on a percentage basis, tend to be higher at new and  developing stores than at mature stores. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years.  In addition, significant negative external economic issues were prevalent during this period, including higher fuel prices. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results. Also, during this period, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. At October 31, 2005, 4.1% of the Company’s finance receivable balances were over 30 days past due compared to 4.7% at July 31, 2005 and 3.5% at April 30, 2005.

Interest expense as a percentage of sales increased to 1.0% for the six months ended October 31, 2005 from .5% in the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the six months ended October 31, 2005 (approximately $32 million) as compared to the same period in the prior fiscal year (approximately $24 million), and an increase in the rate charged during the three months ended October 31, 2005 (average rate charged of 6.5% per annum) as compared to the same period in the prior fiscal year (average rate charged of 4.3% per annum).  The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s interest rate fluctuates with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2005	April 30, 2005
Assets:
Finance receivables, net	$135,305	$123,099
Inventory	9,388	7,986
Property and equipment, net	13,340	11,305

Liabilities:
Accounts payable and accrued liabilities	10,601	8,819
Revolving credit facilities	35,553	29,145

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

Inventory levels have grown by $1.4 million between April 30, 2005 and October 31, 2005. The growth in inventory was planned and is needed to support higher sales levels resulting from new store openings, expansions of existing stores and anticipated sales increases during income tax refund season.

Property and equipment, net increased $2.0 million during the six months ended October 31, 2005 as the Company acquired real estate for three locations (one new store and the relocation of two existing stores), made improvements at several properties and purchased new computer equipment in connection with upgrading its information technology systems.

Accounts payable and accrued liabilities increased $1.8 million during the six months ended October 31, 2005.  The increase was largely due to an increase in cash overdraft ($2.0 million) offset by the net decreases in other categories. The timing of payment for vehicle purchases is primarily tied to when the seller presents a title for the purchased vehicle.  Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time.

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

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended October 31,
	2005	2004
Operating activities:
Net income	$7,687	$9,324
Provision for credit losses	23,660	18,709
Finance receivable originations	(95,695)	(85,971)
Finance receivable collections	53,057	51,075
Inventory	5,370	3,951
Accounts payable and accrued liabilities	1,782	352
Other	93	450
Total	(4,046)	(2,110)

Investing activities:
Purchase of property and equipment	(2,485)	(2,614)
Sale of property and equipment	157	—
Total	(2,328)	(2,614)

Financing activities:
Exercise of stock options	218	426
Purchase of common stock	(391)	(214)
Revolving credit facilities, net	6,408	3,951
Total	6,234	4,162

Cash used in continuing operations	$(140)	$(562)

The Company generates cash flow from net income from operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds net income from operations, generally the Company increases its borrowings under its revolving credit facilities.

The Company has had a tendency to lease the majority of the properties where its stores are located.  As of October 31, 2005, the Company leased approximately 75% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.  In general, in order to preserve capital and maintain flexibility, the Company prefers to lease its store locations.  However, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

Car-Mart’s revolving credit facilities, which total $44.5 million, limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2005), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2005, the Company’s assets (excluding its $98 million equity investment in Car-Mart) consisted of $ 76,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.  The Company was in compliance with loan covenants at October 31, 2005.

At October 31, 2005, the Company had $.3 million of cash on hand and an additional $8.9 million of availability under its revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings from its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings from revolving credit facilities.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio by a percentage that is slightly larger than the percentage of its revenue growth, and to purchase property and equipment of approximately $3 to $5 million in the next 12 months in connection with opening new stores and refurbishing existing stores.  In addition, from time to time the Company may use cash to repurchase its common stock.  During the six months ended October 31, 2005 the Company repurchased 22,000 shares of its common stock for $391,387.

The Company’s revolving credit facilities mature in April 2009.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management’s expectation of future credit losses.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s borrowings carry a variable interest rate that fluctuates with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (4.75% at October 31, 2005) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2005, approximately 62% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($167.5 million) and variable interest rate borrowings ($35.6 million), and the percentage of Arkansas originated finance receivables (62%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$337	$1,264
+100 basis points	168	632
- 100 basis points	(168)	(632)
- 200 basis points	(337)	(1,264)

A similar calculation and table was prepared at April 30, 2005.  The calculation and table was materially consistent with the information provided above.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (October 31, 2005), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as a result of a material weakness (discussed below) with its information technology (“IT”) controls.

During the first and second quarters ended July 31, 2005 and October 31, 2005, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.  However, the Company did make a number of improvements in the IT area including (i) hiring a seasoned Director of IT, (ii) improving password controls at the corporate office, (iii) improving access and security controls at the corporate office, (iv) improving the physical security of IT equipment at the corporate office, and (v) improving software program change controls.

As of October 31, 2005, the Company had addressed and resolved a significant portion of the IT deficiencies noted at April 30, 2005. A number of continuing deficiencies pertaining to its IT controls remain (but significantly fewer deficiencies than it had at April 30, 2005 and at July 31, 2005).  These deficiencies were at the store level and related to (i) passwords (existence of blank passwords and default system passwords, minimum length of passwords, lack of a system requirement to require periodic password changes), (ii) access controls and security, and (iii) organization and management oversight (formalizing an IT strategic plan and developing an IT compliance function).  Although the Company has addressed and resolved a majority of the IT deficiencies noted at April 30, 2005, it was determined that the Company had not yet fully remediated the material weakness.

The Company is in the process of addressing the above deficiencies. The Company anticipates that all of the remaining deficiencies discussed above will be properly addressed by the end of the fiscal year (April 30, 2006).

PART II

Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of October 31, 2005, the Company is authorized to repurchase up to 9 million shares of the common stock under the common stock repurchase program last amended on April 26, 2000.  As of October 31, 2005, the Company had repurchased 8,660,643 million shares of the common stock under the stock repurchase program.  In the second quarter of 2005, the Company effected the following repurchases of the common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
August 1 through August 31	0	$0.00	0	361,357
September 1 through September 30	17,000	$17.89	17,000	344,357
October 1 through October 31	5,000	$17.46	5,000	339,357
Total	22,000	$17.79	22,000	339,357

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting was held on October 12, 2005.  The record date for such meeting was August 19, 2005 on which date there were a total of 11,846,074 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s shareholders approved the election of directors as follows:

	Votes	Votes
Director	For	Withheld

William H. Henderson	10,089,989	189,768
T.J. Falgout, III	10,090,199	189,558
William M. Sams	10,258,270	21,487
J. David Simmons	9,313,009	966,748
Carl E. Baggett	10,090,249	189,508

At the Company’s 2005 annual meeting, the shareholders also approved the Company’s 2005 Restricted Stock Plan as follows:

Votes	Votes
For	Withheld

8,033,517	140,860

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1

Articles of Incorporation of the Company (formerly SKAI, Inc.) contained in the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission pursuant to the Exchange Act on November 16, 2005 as exhibit 4.1, File No. 333-129727.

3.2

By-Laws dated August 24, 1989 contained in the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission pursuant to the Exchange Act on November 16, 2005 as exhibit 4.9, File No. 333-129727.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

	By:	\s\ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(Principal Executive Officer)

	By:	\s\ Jeffrey A. Williams
Jeffrey A. Williams
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: December 7, 2005

Exhibit Index

31.1         Rule 13a-14(a) certification.

31.2         Rule 13a-14(a) certification.

32.1         Section 1350 certification.