Form 10-Q
period 2006-01-31
AMERICAS CARMART INC
filed 2006-03-07
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2006	0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Southeast Plaza Ave., Suite 200, Bentonville, Arkansas 72712

(Address of principal executive offices, including zip code)

(479) 464-9944

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                             Accelerated filer ☒                                                                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 7, 2006
Common stock, par value $.01 per share	11,843,774

Part I

Item 1. Financial Statements	America’s Car-Mart, Inc.
Consolidated Balance Sheets

	January 31, 2006	April 30, 2005
	(unaudited)
Assets:
Cash and cash equivalents	$274,870	$459,177
Other receivables	751,330	524,046
Finance receivables, net	142,197,402	123,098,966
Inventory	10,218,453	7,985,959
Prepaid expenses and other assets	546,090	295,452
Property and equipment, net	14,413,563	11,304,658

	$168,401,708	$143,668,258

Liabilities and stockholders’ equity:
Accounts payable	$2,836,680	$2,796,086
Accrued liabilities	8,807,549	6,023,291
Income taxes payable	1,086,900	451,714
Deferred tax liabilities	2,585,231	1,986,696
Revolving credit facility	38,341,448	29,145,090
	53,657,808	40,402,877

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,838,774 issued and outstanding (11,843,738 at April 30, 2005)	118,388	118,437
Additional paid-in capital	33,136,528	33,809,445
Retained earnings	81,488,984	69,337,499
Total stockholders’ equity	114,743,900	103,265,381

	$168,401,708	$143,668,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues:
Sales	$53,200,020	$44,177,438	$157,376,660	$138,104,419
Interest income	5,048,124	4,041,969	14,379,343	11,440,081
	58,248,144	48,219,407	171,756,003	149,544,500

Costs and expenses:
Cost of sales	29,636,023	23,258,377	87,011,121	73,825,206
Selling, general and administrative	9,768,694	8,688,679	28,709,739	25,254,437
Provision for credit losses	10,935,853	8,946,644	34,596,030	27,655,675
Interest expense	690,887	345,341	1,735,747	859,622
Depreciation and amortization	151,217	115,894	428,808	307,365
	51,182,674	41,354,935	152,481,445	127,902,305

Income before taxes	7,065,470	6,864,472	19,274,558	21,642,195

Provision for income taxes	2,600,634	2,530,812	7,123,073	7,984,837

Net Income	$4,464,836	$4,333,660	$12,151,485	$13,657,358

Earnings per share:
Basic	$.38	$.37	$1.03	$1.17
Diluted	$.37	$.36	$1.01	$1.14

Weighted average number of shares outstanding:
Basic	11,864,475	11,751,054	11,812,337	11,709,948
Diluted	12,011,480	12,040,748	11,984,883	12,020,492

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

		Nine Months Ended
		January 31,
		2006	2005
	Operating activities:
	Net income	$12,151,485	$13,657,358

	Adjustments to reconcile net income to net cash used in operating activities:
	Provision for credit losses	34,596,030	27,655,675
	Depreciation and amortization	428,808	307,365
	Loss on sale of property and equipment	14,611	—
	Deferred income taxes	598,535	265,585
	Changes in operating assets and liabilities:
	Finance receivable originations	(144,863,064)	(127,161,998)
	Finance receivable collections	81,151,281	77,446,661
	Other receivables	(227,284)	(81,269)
	Inventory	7,784,823	6,555,813
	Prepaid expenses and other assets	(250,638)	(122,852)
	Accounts payable and accrued liabilities	2,824,852	(37,790)
	Income taxes payable	727,146	773,227
	Net cash used in operating activities	(5,063,415)	(742,225)

	Investing activities:
	Purchase of property and equipment	(3,709,318)	(4,849,756)
	Sale of Property and Equipment	156,994	—
	Net cash used in investing activities	(3,552,324)	(4,849,756)

	Financing activities:
	Exercise of stock options	422,557	653,265
	Purchase of common stock	(1,187,483)	(265,061)
	Proceeds from revolving credit facility, net	9,196,358	5,176,931
	Net cash provided by financing activities	8,431,432	5,565,135

	Decrease in cash and cash equivalents	(184,307)	(26,846)
Cash and cash equivalents at:	Beginning of period	459,177	1,128,349

	End of period	$274,870	$1,101,503

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2006, the Company operated 84 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2005.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 58% of revenues from customers residing in Arkansas. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facility matures in April 2009.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of intercompany loans ($10.0 million at January 31, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2006, the Company’s assets (excluding its $102 million equity investment in Car-Mart) consisted of $16,000 in cash, $3 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the initial amounts of interest income expected to be earned over the term of the installment contracts less the amount of interest income already earned on such contracts. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At January 31, 2006 and 2005, 4.7% and 4.6%, respectively, of the Company’s finance receivable balances were over 30 days past due.

The Company takes steps to repossess a vehicle when the customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 60 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Deferred Sales Tax

The Company records a sales tax liability for vehicles sold on an installment basis in the State of Texas. Under Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.

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

Stock Option Plan

The Company accounts for stock based compensation granted to employees and directors in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is only recorded on the date of grant if the market price on such date exceeds the exercise price. Since the exercise price of options granted has been equal to the market price on the date of grant, no compensation expense has been recorded. Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below. The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $10.09 and $9.95 per share for the nine months ended January 31, 2006 and January 31, 2005, respectively.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Reported net income	$4,464,836	$4,333,660	$12,151,485	$13,657,358
Fair value compensation cost, net of tax	—	562,572	99,891	624,447

Pro forma net income	$4,464,836	$3,771,088	$12,051,594	$13,032,911

Basic earnings per share:
As reported	$.38	$.37	$1.03	$1.17
Pro forma	$.38	$.32	$1.02	$1.11

Diluted earnings per share:
As reported	$.37	$.36	$1.01	$1.14
Pro forma	$.37	$.31	$1.01	$1.08

Assumptions:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	5.0%	4.5%	4.8%
Expected volatility	45.0%	40.0%	45.0%	40.0%
Expected life	5 years	5 years	5 years	5 years

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which is a revision of SFAS 123. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R. SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company expects to adopt SFAS 123R on May 1, 2006.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables are as follows:

	January 31,	April 30,
	2006	2005

Gross contract amount	$195,959,881	$168,145,038
Unearned finance charges	(19,980,739)	(15,794,828)
Principal balance	175,979,142	152,350,210
Less allowance for credit losses	(33,781,740)	(29,251,244)

	$142,197,402	$123,098,966

Changes in the finance receivables, net balance for the nine months ended January 31, 2006 and 2005 are as follows:

	Nine Months Ended January 31,
	2006	2005

Balance at beginning of period	$123,098,966	$103,683,660
Finance receivable originations	144,863,064	127,161,998
Finance receivable collections	(81,151,281)	(77,446,661)
Provision for credit losses	(34,596,030)	(27,655,675)
Inventory acquired in repossession	(10,017,317)	(6,769,781)

Balance at end of period	$142,197,402	$118,973,541

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2006 and 2005 are as follows:

	Nine Months Ended January 31,
	2006	2005
Balance at beginning of period	$29,251,244	$25,035,967
Provision for credit losses	34,596,030	27,655,675
Net charge-offs	(30,065,534)	(24,420,701)

Balance at end of period	$33,781,740	$28,270,941

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
	2006	2005

Land	$5,208,716	$4,371,748
Buildings and improvements	4,692,972	3,161,500
Furniture, fixtures and equipment	3,129,596	2,356,385
Leasehold improvements	3,081,952	2,737,845
Less accumulated depreciation and amortization	(1,699,673)	(1,322,820)

	$14,413,563	$11,304,658

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31,	April 30,
	2006	2005

Compensation	$2,715,542	$2,383,826
Cash overdraft	2,499,958	736,820
Deferred service contract revenue	1,603,969	1,526,943
Deferred sales tax	984,532	716,901
Subsidiary redeemable preferred stock	500,000	500,000
Interest	241,314	136,036
Other	262,234	22,765

	$8,807,549	$6,023,291

F – Revolving Credit Facility

A summary of revolving credit facility is as follows:

Revolving Credit Facility
Lender	Facility Amount	Interest Rate	Maturity	Balance at January 31, 2006	Balance at April 30, 2005
Bank of Oklahoma	$44,500,000	Prime less .25%	Apr 2009	$38,341,448	$29,145,090

The Company’s revolving credit facility is collateralized by substantially all the assets of the Company including finance receivables and inventory. Interest is payable monthly and the principal balance is due at the maturity of the facility. Interest is charged at the bank’s prime lending rate less .25% per annum as of January 31, 2006 and at the bank’s prime lending rate per annum as of April 30, 2005 (7.25% and 5.75% at January 31, 2006 and April 30, 2005, respectively). The revolving credit facility contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends or distributions. The amount available to be drawn under the revolving credit facility is a function of eligible finance receivables and inventory, with a maximum amount available of $44.5 million as of January 31, 2006. Based upon eligible finance receivables and inventory at January 31, 2006, the Company could have drawn an additional $6.2 million under the facility. The Company was in compliance with the covenants at January 31, 2006.

On February 24, 2006, the Company and its lenders amended the revolving credit facility. The amendment increased the revolving credit commitment to $50 million from $44.5 million by adding an additional lender.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Weighted average shares outstanding-basic	11,864,475	11,751,054	11,812,337	11,709,948
Dilutive options and warrants	147,005	289,694	172,546	310,544

Weighted average shares outstanding-diluted	12,011,480	12,040,748	11,984,883	12,020,492

Antidilutive securities not included:
Options and warrants	88,500	—	93,250	3,750

H – Commitments and Contingencies

Litigation

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately 20 defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the 15 riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria seeks unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. In September 2004, the state court of appeals dismissed all the State Claims. In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case. The parties reached an out-of-court settlement in February 2006. The expense for this settlement is included in selling, general and administrative expenses in the three-month period ending January 31, 2006. The settlement amount was not material to the consolidated financial statements.

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

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	January 31,
	2006	2005
Supplemental disclosures:
Interest paid	$1,630,469	$847,159
Income taxes paid, net	5,797,392	6,945,909

Non-cash transactions:
Inventory acquired in repossession	10,017,317	6,769,781

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2006, the Company operated 84 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 13% and 21% per year over the last eight fiscal years. Growth results from same store revenue growth and the addition of new stores. Revenue growth in the first nine months of fiscal 2006 (14.9%) is ahead of Company’s fiscal 2006 growth expectations of 10 to14%. Revenue growth in the first nine months of fiscal 2006, as compared to the same period in the prior fiscal year, was assisted by a 4.9% increase in the average retail sales price, an 8.3% increase in retail unit sales and a 25.7% increase in interest income.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last eight fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 17% and 21% (average of 19.3%). However, over the last two fiscal years credit losses as a percentage of sales have averaged 20.7%. Credit losses in the first nine months of fiscal 2006 (22.0%) were higher than the Company’s historical averages. Credit losses during the first nine months of fiscal 2006 were negatively affected by higher losses experienced during the Company’s second quarter (24.6%). Significant negative external economic issues were prevalent during the second quarter, including higher fuel prices. Also, during the second quarter, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. Credit losses were 20.9% and 20.6% for the first and third quarters of fiscal 2006. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores (stores in existence for 10 years or more). Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned. Generally, older stores have more repeat customers. On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results.  At January 31, 2006, 4.7% of the Company’s finance receivable balances were over 30 days past due, compared to 4.6% at January 31, 2005.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last eight fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%. Gross margins as a percentage of sales in the first nine months of fiscal 2006 were 44.7%, down from 46.5% in the same period of the prior fiscal year. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Short-term supply issues during the second quarter (and to a lesser extent during the third quarter) brought on by Hurricanes Katrina and Rita and by the slow down in new car sales have resulted in higher purchase costs for vehicles. The Company expects that its gross margin percentage will not change significantly during the balance of fiscal 2006 from its current level.

Hiring, training, and retaining qualified associates are critical to the Company’s success. The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal. Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores. In fiscal 2005, the Company added resources to train and develop personnel. In fiscal 2006 and for the foreseeable future, the Company has invested and expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a% of Sales
	Three Months Ended		2006	Three Months Ended
	January 31,		vs.	January 31,
	2006	2005	2005	2006	2005
Revenues:
Sales	$53,200	$44,177	20.42%	100.0%	100.0%
Interest income	5,048	4,042	24.89	9.5	9.1
Total	58,248	48,219	20.80	109.5	109.1

Costs and expenses:
Cost of sales	29,636	23,258	27.4%	55.7	52.6
Selling, general and administrative	9,769	8,689	12.4	18.4	19.7
Provision for credit losses	10,936	8,947	22.2	20.6	20.3
Interest expense	691	345	100.3	1.3	.8
Depreciation and amortization	151	116	30.2	.3	.3
Total	51,183	41,355	23.8	96.2	93.6

Pretax income	$7,065	$6,864	2.9%	13.3	15.5

Operating Data:
Retail units sold	6,799	6,019	13.0%
Average stores in operation	81.3	76.0	7.0
Average units sold per store	83.6	79.2	5.6
Average retail sales price	$7,507	$7,082	6.0
Same store revenue growth	16.7%	10.8%

Period End Data:
Stores open	84	76	10.5%
Accounts over 30 days past due	4.7%	4.6%

Three Months Ended January 31, 2006 vs. Three Months Ended January 31, 2005

Revenues increased $10.0 million, or 20.8%, for the three months ended January 31, 2006 as compared to the same period in the prior fiscal year. The increase was principally the result of revenue growth from stores that operated a full three months in both periods ($8.1 million, or 16.7%) and revenues from stores opened after January 31, 2005 ($1.9 million).

Cost of sales as a percentage of sales increased 3.1% to 55.7% for the three months ended January 31, 2006 from 52.6% in the same period of the prior fiscal year. The increase was principally the result of the increase in the average retail sales price (a function of a higher vehicle purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Short-term supply issues during the second quarter, which carried over into the third quarter, brought on by Hurricanes Katrina and Rita and the slow down in new car sales, have resulted in higher purchase costs for vehicles. The Company expects that its gross margin percentage will not change significantly during the balance of fiscal 2006 from its current level.

Selling, general and administrative expense as a percentage of sales decreased 1.3% to 18.4% for the three months ended January 31, 2006 from 19.7% in the same period of the prior fiscal year. The percentage decrease was principally the result of a decrease, as a percentage of sales, in compensation expense during the period as compared to the same period in the prior year. The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles. Selling higher-priced vehicles increases sales without necessarily increasing compensation expense. The decrease in compensation expense was offset, to an extent, by charges associated with the legal settlement with Astoria Entertainment, Inc. (See Note H to the consolidated financial statements).

Provision for credit losses as a percentage of sales increased 0.3% to 20.6% for the three months ended January 31, 2006 from 20.3% in the same period of the prior fiscal year. As discussed in the Overview section above, credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. In addition, the Company believes that there were some carryover effects in the third quarter related to the negative external economic issues which were most prevalent during the second quarter (including higher fuel prices). While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results. At January 31, 2006, 4.7% of the Company’s finance receivable balances were over 30 days past due, compared to 4.6% at January 31, 2005.

Interest expense as a percentage of sales increased to 1.3% for the three months ended January 31, 2006 from 0.8% in the same period of the prior fiscal year. The increase was attributable to higher average borrowings during the three months ended January 31, 2006 (approximately $37 million) as compared to the same period in the prior fiscal year (approximately $27 million), and an increase in the interest rate charged during the three months ended January, 2006 (average rate charged of 6.9% per annum) as compared to the same period in the prior fiscal year (average rate charged of 5.1% per annum). The increase in interest rates is attributable to increases in the prime interest rate as the interest rate on the revolving credit facility fluctuates with the prime interest rate.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a% of Sales
	Nine Months Ended January 31,		2006 vs.	Nine Months Ended January 31,
	2006	2005	2005	2006	2005
Revenues:
Sales	$157,377	$138,104	14.0%	100.0%	100.0%
Interest income	14,379	11,440	25.7	9.1	8.3
Total	171,756	149,544	14.9	109.1	108.3

Costs and expenses:
Cost of sales	87,011	73,825	17.9	55.3	53.5
Selling, general and administrative	28,709	25,255	13.7	18.2	18.3
Provision for credit losses	34,596	27,656	25.1	22.0	20.0
Interest expense	1,736	859	102.1	1.1	.6
Depreciation and amortization	429	307	39.7	0.3	.2
Total	152,481	127,902	19.2	96.9	92.6

Pretax income	$19,275	$21,642	(10.9)	12.2	15.7

Operating Data:
Retail units sold	20,319	18,761	8.3%
Average stores in operation	79.8	74.0	7.8
Average units sold per store	254.6	253.5	.4
Average retail sales price	$7,429	$7,079	4.9
Same store revenue growth	10.7%	11.4%

Period End Data:
Stores open	84	76	10.5%
Accounts 30 days or more past due	4.7%	4.6%

Nine Months Ended January 31, 2006 vs. Nine Months Ended January 31, 2005

Revenues increased $22.2 million, or 14.9%, for the nine months ended January 31, 2006 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($15.0 million, or 10.7%), (ii) revenue growth from stores opened during the nine months ended January 31, 2005 or stores that opened or closed a satellite location after April 30, 2004 ($2.7 million), and (iii) revenues from stores opened after January 31, 2005 ($4.5 million).

Cost of sales as a percentage of sales increased 1.8% to 55.3% for the nine months ended January 31, 2006 from 53.5% in the same period of the prior fiscal year. The increase was principally the result of the increase in the average retail sales price (a function of a higher vehicle purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Short-term supply issues during the second quarter, which carried over into the third quarter, brought on by Hurricanes Katrina and Rita and the slow down in new car sales, have resulted in higher purchase costs for vehicles. The Company expects that its gross margin percentage will not change significantly during the balance of fiscal 2006 from its current level.

Selling, general and administrative expense as a percentage of sales decreased 0.1% to 18.2% for the nine months ended January 31, 2006 compared to 18.3% for the same period in the prior year. Compensation expense, as a percentage of sales, was lower during the nine months ended January 31, 2006. The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles. Selling higher-priced vehicles increases sales without necessarily increasing compensation expense. The decrease in compensation expense was offset by an increase in professional fees principally the result of fees incurred in connection with the completion of the Company’s fiscal 2005 audit and compliance with the Sarbanes-Oxley Act of 2002, as well as charges associated with the legal settlement with Astoria Entertainment, Inc. (See Note H to the consolidated financial statements).

Provision for credit losses as a percentage of sales increased 2.0%, to 22.0% for the nine months ended January 31, 2006 from 20.0% in the same period of the prior fiscal year. The increase was primarily the result of higher losses experienced during the Company’s second quarter (24.6%). Credit losses for the first and third quarters of fiscal 2006 were 20.9% and 20.6%, respectively. As discussed in the Overview section above, credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. In addition, the Company believes that there were carryover effects in the third quarter related to the negative external economic issues which were most prevalent during the second quarter (including higher fuel prices). While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have had a negative impact on collection results. At January 31, 2006, 4.7% of the Company’s finance receivable balances were over 30 days past due, compared to 4.6% at January 31, 2005.

Interest expense as a percentage of sales increased to 1.1% for the nine months ended January 31, 2006 from 0.6% in the same period of the prior fiscal year. The increase was attributable to higher average borrowings during the nine months ended January 31, 2006 (approximately $34 million) as compared to the same period in the prior fiscal year (approximately $24 million), and an increase in the interest rate charged during the nine months ended January, 2006 (average rate charged of 6.5% per annum) as compared to the same period in the prior fiscal year (average rate charged of 4.6% per annum). The increase in interest rates is attributable to increases in the prime interest rate as the interest rate on the revolving credit facility fluctuates with the prime interest rate.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2006	April 30, 2005
Assets:
Finance receivables, net	$142,197	$123,099
Inventory	10,218	7,985
Property and equipment, net	14,413	11,305

Liabilities:
Accounts payable and accrued liabilities	11,644	8,819
Revolving credit facilities	38,341	29,145

Historically, the growth in finance receivables on an annual basis has tended to grow slightly faster than the growth in revenue on an annual basis due primarily to increases in the average term. Historically, finance receivables growth tends to be the greatest in the first fiscal quarter of each year. This is due to the strong sales levels that typically occur in the first quarter.

Inventory levels have grown by $2.2 million between April 30, 2005 and January 31, 2006. The growth in inventory was planned and is needed to support higher sales levels resulting from new store openings, expansions of existing stores and anticipated sales increases during income tax refund season.

Property and equipment, net increased $3.1 million during the nine months ended January 31, 2006 as the Company acquired real estate for three locations (one new store and the relocation of two existing stores), made improvements at several properties and purchased new computer equipment in connection with upgrading its information technology systems.

Accounts payable and accrued liabilities increased $2.8 million during the nine months ended January 31, 2006. The increase was largely due to an increase in cash overdraft ($1.8 million), an increase in accrued compensation ($268,000) and an increase in deferred sales taxes ($267,000). The timing of payment for vehicle purchases is primarily tied to when the seller presents a title for the purchased vehicle. Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time.

Borrowings on the Company’s revolving credit facility fluctuates based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2006	2005
Operating activities:
Net Income	$12,151	$13,657
Provision for credit losses	34,596	27,656
Finance receivable originations	(144,863)	(127,162)
Finance receivable collections	81,151	77,447
Inventory	7,785	6,556
Accounts payable and accrued liabilities	2,825	(38)
Income taxes payable	727	773
Other	565	369
Total	(5,063)	(742)

Investing activities:
Purchase of property and equipment	(3,709)	(4,850)
Sale of property and equipment	157	0
Total	(3,552)	(4,850)

Financing activities:
Exercise of stock options	423	653
Purchase of common stock	(1,187)	(265)
Revolving credit facility, net	9,196	5,177
Total	8,431	5,565

Decrease in Cash	$(184)	$(27)

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under the revolving credit facilities.

The Company has had a tendency to lease the majority of the properties where its stores are located. As of January 31, 2006, the Company leased approximately 70% of its store properties. The Company expects to continue to lease the majority of the properties where its stores are located. In general, in order to preserve capital and maintain flexibility, the Company prefers to lease its store locations. However, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s revolving credit facility, which totals $44.5 million ($50 million effective February 24, 2006), limits distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2006, the Company’s assets (excluding its $102 million equity investment in Car-Mart) consisted of $ 16,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in compliance with loan covenants at January 31, 2006.

At January 31, 2006 the Company had $0.3 million of cash on hand and an additional $6.2 million of availability under the revolving credit facility ($11.7 million after the amendment to the revolving credit facility effective February 24, 2006). On a short-term and long-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facility. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment of approximately $3 to $5 million in the next 12 months in connection with opening new stores and refurbishing existing stores. In addition, from time to time the Company may use cash to repurchase its common stock. During the nine months ended January 31, 2006 the Company repurchased 66,800 shares of its common stock for $1.2 million.

The revolving credit facilities mature in April 2009. The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

As discussed in Note H to the consolidated financial statements, the IRS is currently examining the Company’s tax returns for fiscal 2002, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations that would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2005 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 70% of its store and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which is a revision of SFAS 123. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R. SFAS 123R was originally issued with implementation required for interim and annual periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R. The Company expects to adopt SFAS 123R on May 1, 2006.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature. The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 19.0% over the last five full fiscal years), while its second and third fiscal quarters tend to have higher credit losses (averaging 20.3% over the last five full fiscal years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. The Company’s borrowings contain a variable interest rate that fluctuates with market interest rates (i.e., the rate charged on the revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (5.5% at January 31, 2006) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At January 31, 2006, approximately 61% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($176 million) and variable interest rate borrowings ($38.3 million), and the percentage of Arkansas originated finance receivables (61%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) In Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$119	$1,199
+100 basis points	60	600
- 100 basis points	-60	-600
- 200 basis points	-119	-1,199

A similar calculation and table was prepared at April 30, 2005. The calculation and table was comparable with the information provided above.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (January 31, 2006), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as a result of a material weakness (discussed below) with its information technology (“IT”) controls.

During the first, second and third quarters ended July 31, 2005, October 31, 2005 and January 31, 2006, the Company made changes in its internal control over financial reporting in the IT area, including (i) hiring a seasoned Director of IT, (ii) improving password controls at the corporate office, (iii) improving access and security controls at the corporate office, (iv) improving the physical security of IT equipment at the corporate office, and (v) improving software program change controls.

As of January 31, 2006, the Company had addressed and resolved a significant portion of the IT deficiencies noted at April 30, 2005. A number of continuing deficiencies pertaining to its IT controls remain (but significantly fewer deficiencies than existed at April 30, 2005.)  These deficiencies were at the store level and related to (i) passwords (existence of blank passwords and default system passwords, minimum length of passwords, lack of a system requirement to require periodic password changes), (ii) access controls and security, and (iii) organization and management oversight (formalizing an IT strategic plan and developing an IT compliance function). Although the Company has addressed and resolved a majority of the IT deficiencies noted at April 30, 2005, it was determined that the Company had not yet fully remediated the material weakness as of January 31, 2006.

The Company is in the process of addressing the above deficiencies. The Company anticipates that all of the remaining deficiencies discussed above will be properly addressed by the end of the fiscal year (April 30, 2006).

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of January 31, 2006, the Company is authorized to repurchase up to 1 million shares of the common stock under the common stock repurchase program last approved by the Board of Directors and announced on December 2, 2005. As of January 31, 2006, the Company had repurchased 44,800 shares of the common stock under the stock repurchase program. In the third quarter of 2006, the Company effected the following repurchases of the common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 through November 30	0	$0.00	0	1,000,000
December 1 through December 31	10,000	$16.72	10,000	990,000
January 1 through January 31	34,800	$18.07	34,800	955,200
Total	44,800	$17.77	44,800	955,200

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1

Articles of Incorporation of the Company (formerly SKAI, Inc.), as amended, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 16, 2005, File No. 333-129727, exhibits 4.1 through 4.8.

3.2

By-Laws dated August 24, 1989, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 16, 2005, File No. 333-129727, exhibit 4.9.

4.3

Third Amendment to Amended and Restated Agented Revolving Credit Agreement, dated February 24, 2006 incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 27, 2006, exhibit 4.3.

4.4

Promissory Note dated February 24, 2006 made by Colonial Auto Finance, Inc. in favor of Enterprise Bank & Trust incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 27, 2006, exhibit 4.4.

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

Dated: March 7, 2005

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.