Form 10-K
period 2006-04-30
AMERICAS CARMART INC
filed 2006-07-14
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to __________

Commission file number 0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
802 Southeast Plaza Avenue Suite 200 Bentonville, Arkansas	72712
(Address of principal executive offices)	(Zip Code)

(479) 464-9944
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates on October 31, 2005 was $167,719,824 (10,378,702 shares), based on the closing price of the registrant’s common stock of $16.16.
There were 11,915,524 shares of the registrant’s common stock outstanding as of July 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	opening new stores at the rate of 8% to 14% per year;

•	the continuation of same store revenue growth;

•	revenue growth of approximately 10% to 14% in fiscal 2007;

•	receivables growth greater than revenue growth;

•	the Company’s business and growth strategies;

•	financing the majority of growth from profits; and

•	having adequate liquidity to satisfy its capital needs.

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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2006, the Company operated 85 stores located primarily in small cities throughout the South-Central United States.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company’s other operating subsidiaries were sold and their operating results have been included in discontinued operations. The Company sold its last remaining discontinued operation in July 2002. Discontinued operations are described in Note O to the accompanying consolidated financial statements.

Business Strategy

In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 25 years. This business strategy focuses on:

•
Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and corporate office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last five years, Car-Mart’s annual credit losses as a percentage of sales have been relatively stable ranging from a low of 18.5% to a high of 21.4% (average of 20.1%). The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

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

•
Expanding Through Controlled Organic Growth. The Company will continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. The Company expects to open new stores at the rate of 8% to 14% per annum for the foreseeable future. The Company acquired an existing Buy Here/Pay Here dealership in March 2006 (and another in May 2006) and may consider acquiring additional existing dealerships if conditions and terms are favorable. However, the Company will continue to view organic growth as its primary source for growth.

•
Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. The Company generally does not sell luxury cars or sports cars. Approximately 80% of vehicles are sold at prices ranging between $6,000 and $9,500, with an average of $7,494 in fiscal 2006. By selling vehicles in this price range, the Company is able to keep the terms of its installment sales contracts relatively short (average of 27.25 months), while requiring relatively low payments.

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

•
Promoting from Within. It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By promoting from within, the Company believes it is better able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates.

•
Cultivating Customer Relationships. The Company believes that developing and maintaining a relationship with its customers are critical to the success of the Company. A large percentage of sales at mature stores are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company, should the customer experience financial difficulty during the term of his or her installment loan with the Company. The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

•
Experienced and Motivated Management. The Company’s executive operating officers have an average tenure of approximately 16 years. Several of Car-Mart’s store managers have been with the Company for more than 10 years. Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store. A significant portion of the compensation of Car-Mart senior management is incentive based.

•
Proven Business Practices. The Company’s operations are highly structured. While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store’s operations. Detailed operating manuals are available to assist the store manager and office and collections personnel in performing their daily tasks. As a result, each store is operated in a uniform manner. Further, corporate office personnel monitor the stores’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

•
Low Cost Operator. The Company has structured its store and corporate office operations to minimize operating costs. The number of associates employed at the store level is dictated by the number of active customer accounts each store services. Associate compensation is standardized for each store position. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company believes its operating costs as a percentage of revenues, or per unit sold, are among the lowest in the industry.

•
Well Capitalized / Limited External Capital Required for Growth. As of April 30, 2006, the Company’s debt to equity ratio was 0.37 to 1.0, which the Company believes is lower than the majority of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

•
Significant Expansion Opportunities. The Company generally targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in larger cities such as Tulsa, Oklahoma and Little Rock, Arkansas. The Company believes there are numerous suitable communities within the nine states in which the Company currently operates to satisfy anticipated store growth for the next several years. During fiscal 2007, the Company plans to add locations principally in Alabama and Missouri as well as fill-in additions in a few other existing states.

Operations

•
Store Organization. Stores are operated on a decentralized basis. Each store is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment loans it originates. Stores also maintain their own records and make daily deposits. Store-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a store may have as few as two or as many as 20 associates employed at that location. Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants. Stores are open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite stores. Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

•	Store Locations and Facilities. Below is a summary of stores opened during the fiscal years ended April 30, 2006, 2005 and 2004:

	Years Ended April 30,
	2006	2005	2004
Stores at beginning of year	76	70	64
New stores opened	10	6	7
Stores closed	(1)	-	(1)

Stores at end of year	85	76	70

Below is a summary of store locations by state as of April 30, 2006, 2005 and 2004:

	As of April 30,
Stores by State	2006	2005	2004
Arkansas	34	34	32
Oklahoma	15	13	13
Texas	16	14	10
Kentucky	8	7	7
Missouri	9	6	6
Kansas	1	1	1
Indiana	1	1	1
Tennessee	1	-	-

Total	85	76	70

Stores are typically located in smaller communities. As of April 30, 2006, approximately 74 % of the Company’s stores were located in cities with populations of less than 50,000. Stores are located on leased or owned property between one and three acres in size. When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops. Store facilities typically range in size from 1,500 to 5,000 square feet.

•
Purchasing. The Company purchases vehicles primarily through wholesalers, new car dealers and from auctions. The majority of vehicle purchasing is performed by the Company’s buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they make purchases, and to a regional purchasing director. The regional purchasing directors monitor the quantity and quality of vehicles purchased and compare the cost of similar vehicles purchased among different buyers.

Generally, the Company’s buyers purchase vehicles between three and 10 years of age with 60,000 to 120,000 miles, and pay between $2,500 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports cars or luxury cars. Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass. The Company also sells a number of trucks. Buyers inspect and test-drive almost every vehicle they purchase. Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•
Selling, Marketing and Advertising. Stores generally maintain an inventory of 15 to 75 vehicles depending on the maturity of the dealership. Inventory turns over approximately 12 to 14 times each year. Approximately 80% of vehicles are sold at prices ranging between $6,000 and $9,500, with an average of $7,494 in fiscal 2006. Selling is done principally by the store manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a four month or 4,000 mile service contract for $345 which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. The majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle.

The Company’s objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn his or her repeat business. The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals. The Company estimates that approximately 10% to 15% of the Company’s sales result from customer referrals. The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of five, 10 and 15 vehicles, respectively. These plaques are prominently displayed at the dealership where the vehicles were purchased. For mature dealerships, a large percentage of sales are to repeat customers.

The Company primarily advertises in local newspapers, on the radio and on television. In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

•
Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its stores. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 6%), terms ranging from 12 months to 36 months (average of 27.25 months), and annual interest charges ranging from 6% to 19% (average of 12.9% at April 30, 2005). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer) the proposed transaction. In general, the store manager attempts to assess the stability and character of the applicant. The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store.

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

The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles. Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. The Company attempts to amicably resolve payment delinquencies prior to repossessing a vehicle. Periodically, the Company enters into contract modifications with its customers to extend the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash on a wholesale basis.

•
New Store Openings. The Company plans to add stores at the rate of 8% to 14% per year. Senior management, with the assistance of the corporate office staff, makes decisions with respect to the communities in which to locate a new store and the specific sites within those communities. New stores have historically been located in the general proximity of existing stores to facilitate the corporate office’s oversight of the Company’s stores.

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

New stores are generally provided with approximately $500,000 to $600,000 in capital from the corporate office during the first 12 to 18 months of operation. These funds are used principally to fund receivables growth. After this 12 to 18 month start-up period, new stores typically become cash flow positive. That is, receivables growth is funded from store profits rather than additional capital from the corporate office. This limitation of capital to new, as well as existing, stores serves as an important operating discipline. Essentially, stores must be profitable in order to grow. Typically, new stores are profitable within a few months of opening.

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

The Company’s store managers meet monthly on an area, regional or Company-wide basis. At these meetings, corporate office personnel provide training and recognize achievements of store managers. Near the end of every fiscal year the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each store manager. At these meetings, the year’s results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year. The qualitative goals may focus on staff development, effective delegation and leadership and organization skills. Quantitatively, the Company establishes unit sales goals and, depending on the circumstances, may establish delinquency, account loss or expense goals.

The corporate office is also responsible for establishing policy, maintaining the Company’s management information systems, conducting compliance audits, orchestrating new store openings and setting the strategic direction for the Company.

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

Competition

The used automotive retail industry is highly competitive and fragmented. The Company competes principally with other independent Buy Here/Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles.

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

Employees

As of April 30, 2006, the Company, including its consolidated subsidiaries, employed approximately 779 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position with the Company

Tilman J. Falgout, III	57	Chairman of the Board, Chief Executive Officer, General Counsel and Director

William H. Henderson	42	Vice Chairman of the Board, President and Director

Eddie L. Hight	43	Chief Operating Officer

Jeffrey A. Williams	43	Chief Financial Officer, Vice President Finance and Secretary

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

Jeffrey A. Williams has served as Chief Financial Officer, Vice President Finance and Secretary of the Company since October 1, 2005. From October 2004 until his employment by the Company, he served as the Chief Financial Officer of Budgetext Corporation, a distributor of new and used textbooks. From February 2004 to October 2004, Mr. Williams was the President and founder of Clearview Enterprises, LLC, a regional distributor of animal health products. From January 1999 to January 2004, Mr. Williams was Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

Item 1A.   Risk Factors

Car-Mart is subject to various risks, including the risks described below. Car-Mart’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that Car-Mart currently deems immaterial may also impair the business and its operations.

Risks Related to the Used Automotive Retail and Finance Industry

The Company may have a higher risk of delinquency and default than traditional lenders because it loans money to credit-impaired borrowers.

Substantially all of Car-Mart’s automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit. Delinquency interrupts the flow of projected interest income and repayment of principal from a loan, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan or the vehicle cannot be recovered. Car-Mart’s profitability depends, in part, upon its ability to properly evaluate the credit worthiness of non-prime borrowers and efficiently service such loans. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects would be materially and adversely affected.

A decrease in market interest rates would likely have an adverse effect on the Company’s profitability.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19% while its revolving notes payable contain variable interest rates that fluctuate with market interest rates. However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate plus 5%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2006, approximately 59% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses which could adversely affect its financial condition and operating results.

From time to time, the Company has to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing loans. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collection practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

A reduction in the availability or access to sources of inventory would adversely affect the Company’s business by increasing the costs of vehicles purchased.

Car-Mart acquires vehicles primarily through wholesalers, new car dealers and from auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb cost increases.

The used automotive retailing industry is highly competitive and fragmented.

The Company competes principally with other independent Buy Here/Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices. Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if any of Car-Mart’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

An economic slowdown will have adverse consequences for the used automotive industry and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Any significant changes in economic conditions could adversely affect consumer demand and/or increase costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime borrowers, its actual rate of delinquencies, repossessions and credit losses on loans could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.

The used automotive industry operates in a highly regulated environment.

The used automotive industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company, or in a cease and desist order. As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.

Inclement weather can adversely impact the Company’s operating results.

The occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic at Car-Mart’s automotive dealerships, could negatively impact the Company’s operating results.

Risks Related to the Company

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the nine states where Car-Mart operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 58% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.

Car-Mart’s success depends upon the continued contributions of its management teams.

The Company is dependent upon the continued contributions of its management teams and other key employees. Since the Company maintains a decentralized operation in which each store is responsible for buying and selling its own vehicles, making credit decisions and collecting loans it originates, the key employees at each store are important factors in the Company’s ability to implement its business strategy. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, as Car-Mart opens new lots, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which Car-Mart operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

The Company’s business is dependent upon the efficient operation of its information systems.

Car-Mart relies on its information systems to effectively manage its sales, inventory, consumer financing, and customer information. The failure of the Company’s information systems to perform as designed or the failure to maintain and continually enhance or protect the integrity of these systems could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

Changes in the availability or cost of capital and working capital financing could adversely affect the Company’s growth and business strategies.

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth, which have historically grown slightly faster than revenues. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to make loans. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or fixed interest term loans, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.

Further, Car-Mart’s current credit facilities contain various reporting and performance covenants. Any failure by the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

The Company’s growth is dependent upon the availability of suitable lot sites.

The Company leases a majority of the properties where its stores are located. The Company expects to open new stores at the rate of 8% to 14% per year for the foreseeable future. The inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s lot base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

Car-Mart’s business is subject to seasonal fluctuations.

The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) are historically the busiest times for car and truck sales. Therefore, Car-Mart generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

An unfavorable determination by the Internal Revenue Service in connection with a pending tax audit could have a material adverse effect on the Company’s financial results and condition.

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

Currently, the Internal Revenue Service (“IRS”) is examining the Company’s tax returns for fiscal 2002 and certain items in subsequent years, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination. The assessment of a tax deficiency by the IRS could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term, if the Company were ultimately unsuccessful in contesting any such deficiency.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

As of April 30, 2006, the Company leased approximately 75% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri. The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

Item 3.   Legal Proceedings

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately 20 defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleges the Defendants conspired to eliminate Astoria from receiving one of the 15 riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria was seeking unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. In September 2004, the state court of appeals dismissed all the State Claims. In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case. The parties reached an out-of-court settlement in February 2006. The expense for this settlement is included in selling, general and administrative expenses in fiscal 2006. The settlement amount was not material to the consolidated financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2006.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company's common stock is traded on the NASDAQ National Market under the symbol CRMT. The following table sets forth, by fiscal quarter, the high and low closing sales prices reported by NASDAQ for the Company's common stock for the periods indicated.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First quarter	$23.37	$19.96	$21.04	$16.95
Second quarter	21.72	15.94	23.04	19.50
Third quarter	18.65	14.29	25.46	22.33
Fourth quarter	22.06	17.45	25.23	20.39

As of July 13, 2006, there were approximately 1,077 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

Dividend Policy

Since its inception the Company has paid no cash dividends on its common stock. The Company currently intends to follow a policy of retaining earnings to finance future growth. Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. Colonial’s revolving credit facility prohibits dividends to the Company and Car-Mart of Arkansas’s revolving credit facility limits dividends to the Company to 75% of Car-Mart of Arkansas’s net income. Thus, the Company is limited in the amount of cash dividends or other distributions it can make to its shareholders.

Stock Split

In March 2005, the Company’s Board of Directors declared a three-for-two common stock split, effected in the form of a 50% stock dividend, that was paid in April 2005. All share and per share numbers and amounts in this Form 10-K have been adjusted to reflect this three-for-two common stock split.

Warrants

In January 2003, the Company issued a warrant to purchase 7,500 shares of its common stock at an exercise price of $8.69 per share to Epoch Financial Group, Inc. (“Epoch”), a firm that provides investor relations services. In July 2003 and April 2004, the Company issued warrants to purchase 15,000 and 3,750 shares of its common stock at exercise prices of $11.83 and $18.23 per share, respectively, to Epoch. During fiscal 2006, 2005 and 2004, the Company issued 4,436, 8,943 and 15,975 shares of its common stock, respectively, pursuant to partial exercises of the warrants held by Epoch.

Equity Compensation Plan Information

The following table provides information as of April 30, 2006 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans:
Approved by security holders	287,295	$ 10.38	40,808
Not approved by security holders (1)	45,000	6.92	-

Total	332,295	$ 9.91	40,808

_________________________________

(1)	For a description of equity compensation plans not approved by security holders, see “Warrants” in Note J to the Company’s financial statements included elsewhere herein.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)

February 1, 2006 to February 28, 2006	-	-	-	955,200
March 1, 2006 to March 31, 2006	-	-	-	955,200
April 1, 2006 to April 30, 2006	6,000	$ 20.78	6,000	949,200

_________________________________

(1)
In December 2005, the Company announced its latest amendment to its stock repurchase plan that was initially announced in July 1996. The plan, as amended, authorizes the purchase of up to 1,000,000 shares of the Company’s common stock and has no expiration date. As of April 30, 2006, the remaining number of shares that may be purchased under the plan was 949,200.

Item 6. Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	Years Ended April 30,
	(In thousands, except per share amounts)
	2006	2005	2004	2003	2002 (a)

Revenues	$234,207	$204,788	$176,184	$154,885	$127,924

Income (loss) from continuing operations	$16,705	$17,976	$15,639	$13,569	$(1,136)

Net income (loss)	$16,705	$17,976	$15,804	$14,075	$(14,306)

Diluted earnings (loss) per share - continuing operations	$1.39	$1.49	$1.31	$1.16	$(.11)

Total assets	$177,613	$143,668	$117,241	$101,841	$128,142
Total debt	$43,588	$29,145	$22,534	$25,968	$39,792
Stockholders’ equity	$119,251	$103,265	$84,577	$65,961	$52,813
Shares outstanding	11,848	11,844	11,637	10,812	10,416
_________________________________

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2006, the Company operated 85 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 13% and 21% per year over the last nine years. Historically, finance receivables have tended to grow slightly faster than revenues. In fiscal 2006 finance receivables grew 21.6% compared to revenue growth of 14.4%. The increase primarily relates to 1) an increase in the average term for installment sales contracts (to 27.25 months), 2) the timing of customer payments, particularly at year-end, 3) the purchase of finance receivables from Dan’s Auto Sales in Lexington, KY in March 2006, 4) the increase in the percentage of 30-day plus past due amounts at year-end (to 3.7%), and 5) an increase in the average interest rate charged resulting in a higher percentage of customer payments going to interest as opposed to principle reduction. Revenue growth results from same store revenue growth and the addition of new stores. Revenue growth in fiscal 2006 (14.4%) was slightly ahead of the Company’s growth expectations of 10% to 14%. Revenue growth in fiscal 2006 was assisted by a 4.6% increase in the average retail sales price and a 7.9% growth in retail unit sales. Typically, annual price increases are in the 3% to 5% range. Presently, the Company expects that its average retail sales price will increase in fiscal 2007, but at a rate slightly lower than its historical average annual price increase. Unit sales are expected to increase at a faster rate than 2006 resulting from new store additions and same store revenue growth. As a result, revenue growth for fiscal 2007 is presently expected to be in the 10% to 14% range.

The Company’s primary focus is on collections. Each store is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 21% (average of 20.1%). For the last two fiscal years, credit losses as a percentage of sales have averaged 20.8%. Credit losses in fiscal 2006 (21.4%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2006 were negatively affected by higher losses experienced during the Company’s second quarter (24.6%). Significant negative external economic issues, including higher fuel prices, were prevalent during fiscal year 2006, concentrated to a large extent in the second quarter. Also during the second quarter, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. Credit losses were 20.9%, 20.6% and 19.6% for the first, third and fourth quarters of fiscal 2006.

In February 2004, the Company decided to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles. Historical data indicates that loans on lower-priced vehicles have higher charge-off experience than loans on higher-priced vehicles. Lower-priced vehicles tend to have more mechanical difficulties that often result in a higher level of repossessions. The effects of the Company’s February 2004 decision to reduce its purchase and sale of lower-priced vehicles is reflected in the lower provision for credit losses, as a percentage of sales, in fiscal 2005 (20.1%) when compared to fiscal 2004 (21.3%).

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last nine fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%. Gross margins as a percentage of sales for fiscal 2006 were 44.3% (43.2% for the fourth quarter). This is down from 46.3% for fiscal 2005 (45.5% for the fourth quarter). The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel and transport costs. Short-term supply issues during fiscal 2006, most prevalent during the final three quarters brought on by Hurricanes Katrina and Rita and by the slow down in domestic new car sales, have resulted in higher purchase costs for vehicles. The Company expects that its gross margin percentage will not change significantly in the future from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success. The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal. Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores. In fiscal 2005 and 2006, the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce in fiscal 2007 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2006	2005
	Years Ended April 30,			vs.	vs.	As a % of Sales
Operating Statement:	2006	2005	2004	2005	2004	2006	2005	2004
Revenues:
Sales	$214,482	$189,343	$163,589	13.3%	15.7%	100.0%	100.0%	100.0%
Interest income and other	19,725	15,445	12,595	27.7	22.6	9.2	8.2	7.7
Total	234,207	204,788	176,184	14.4	16.2	109.2	108.2	107.7

Costs and expenses:
Cost of sales	119,433	101,770	85,510	17.4	19.0	55.7	53.7	52.3
Selling, gen and admin	39,261	34,789	29,671	12.9	17.2	18.3	18.4	18.1
Provision for credit loss	45,810	38,094	34,767	20.3	9.6	21.4	20.1	21.3
Interest expense	2,458	1,226	1,114	100.5	10.1	1.1	.6	.7
Depreciation and amort	724	425	321	70.4	32.4	.3	.2	.2
Total	207,686	176,304	151,383	17.8	16.5	96.8	93.1	92.5

Pretax income	$26,521	$28,484	$24,801	(6.9)	14.9	12.4	15.0	15.2

Operating Data:
Retail units sold	27,415	25,399	24,281	7.9%	4.6%
Average stores in operation	81.5	74.5	67.0	9.4	11.2
Average units sold per store	336	341	362	(1.5)	(5.9)
Average retail sales price	$7,494	$7,163	$6,506	4.6	10.1
Same store revenue growth	9.8%	11.8%	9.8%
Receivables average yield	11.6%	10.8%	10.3%

2006 Compared to 2005

Revenues increased $29.4 million, or 14.4%, in fiscal 2006 as compared to fiscal 2005, principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($19.5 million, or 9.8%), (ii) revenue growth from stores opened during fiscal 2005 or stores that opened or closed a satellite location during fiscal 2006 or fiscal 2005 ($2.5 million), and (iii) revenues from stores opened during fiscal 2006 ($7.4 million).

Revenues increased 14.4% in fiscal 2006 as compared to revenue growth of 16.2% in fiscal 2005. The decrease in revenue growth year over year is attributable to a larger increase in the average retail sales price in fiscal 2005 (10.1%) as compared to fiscal 2006 (4.6%) offset by an increase in retail units sold and an increase in interest income and other. As discussed in “Overview” above, in February 2004 the Company made the decision to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles. Presently, the Company expects that its average retail sales price will increase in fiscal 2007, but at a rate slightly lower than its historical average annual price increase of 3% to 5%.

Cost of sales, as a percentage of sales, increased 2.0% to 55.7% in fiscal 2006 from 53.7% in fiscal 2005. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel and transport costs. Additionally, the percentage of wholesale sales was higher in 2006 versus 2005 which had a negative effect on gross margins. Short-term supply issues during fiscal 2006, most prevalent during the final three quarters brought on by Hurricanes Katrina and Rita and by the slow down in domestic new car sales, have resulted in higher purchase costs for vehicles.

Selling, general and administrative expense, as a percentage of sales, decreased .1% to 18.3% in fiscal 2006 from 18.4% in fiscal 2005. The percentage decrease was principally the result of a decrease, as a percentage of sales, in compensation expense. The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles. Selling higher-priced vehicles increases sales without necessarily increasing compensation expense. The decrease in compensation expense was offset, to an extent, by other expense increases including 1) utility and travel costs which increased as a result of the increase in fuel prices during the year, 2) charges associated with the legal settlement with Astoria Entertainment, Inc. (See Note K to the consolidated financial statements), and 3) increased costs in the Information Technology Department and other corporate infrastructure areas to strengthen controls, improve efficiencies and allow for continued growth.

Provision for credit losses, as a percentage of sales, increased 1.3% to 21.4% in fiscal 2006 from 20.1% in fiscal 2005. Credit losses in fiscal 2006 were negatively affected by higher losses experienced during the Company’s second quarter (24.6%). Significant negative external economic issues, including higher fuel prices, were prevalent during fiscal 2006, concentrated to a large extent in the second quarter. Also during the second quarter, significant efforts were made by store management to identify, clean-up and write off uncollectible accounts. Credit losses were 20.9%, 20.6% and 19.6% for the first, third and fourth quarters of fiscal 2006.

Interest expense, as a percentage of sales, increased .5% to 1.1% in fiscal 2006 from .6% in fiscal 2005. The increase was principally the result of higher average borrowing levels and higher average interest rates on the credit facility during fiscal 2006.

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

Revenues increased 16.2% in fiscal 2005 as compared to revenue growth of 13.8% in fiscal 2004. The increase in revenue growth is attributable to a much larger increase in the average retail sales price in fiscal 2005 (10.1%) as compared to fiscal 2004 (1.9%). As discussed in “Overview” above, in February 2004 the Company made the decision to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

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

Provision for credit losses, as a percentage of sales, decreased 1.2% to 20.1% in fiscal 2005 from 21.3% in fiscal 2004. The decrease was primarily the result of lower charge-offs as a percentage of sales. As discussed in “Overview” above, the Company believes it experienced the positive effects on credit losses of its February 2004 decision to reduce the purchase and sale of lower-priced vehicles. Historically, loans on lower-priced vehicles have had higher charge-off experience than loans on higher-priced vehicles. Also, in comparison to the prior fiscal year, the Company believes that it became more selective in approving credit in connection with the sale of its vehicles.

Interest expense, as a percentage of sales, decreased .1% to .6% in fiscal 2005 from .7% in fiscal 2004. The decrease was principally the result of a lower level of borrowings relative to the sales volume of the Company.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2006, 2005 and 2004 (in thousands):

	April 30,
	2006	2005	2004
Assets:
Finance receivables, net	$149,379	$123,099	$103,684
Inventory	10,923	7,985	5,975
Property and equipment, net	15,436	11,305	5,557

Liabilities:
Accounts payable and accrued liabilities	11,838	8,819	7,668
Revolving credit facilities	43,588	29,145	22,534

Historically, finance receivables have tended to grow slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. In fiscal 2006, finance receivables, net grew 21.6% as compared to revenue growth of 14.4%. In fiscal 2005, finance receivables, net grew 18.7% as compared to revenue growth of 16.2%. The percentage increase in finance receivables as compared to revenues during 2006 was greater than the historical average due to several factors, including an increase in the average note term. The average note term at April 30, 2006 was 27.25 months, which is up from 26 months at April 30, 2005 and 25 months at April 30, 2004. Additionally, higher interest rates on finance receivables during 2006 resulted in a higher percentage of customer payments going to interest as opposed to principle reduction. Also, our 30-day plus past due amounts were higher in fiscal 2006 than 2005 (3.7% compared to 3.0%) and the Company had an increase in past due dollars in the less than 30 day category based on the timing of customer payments, particularly at year-end. Also, finance receivables were up due to the acquisition of Dan’s Auto Sales in Lexington, Kentucky in mid-March 2006.

The Company expects the historical relationship between net finance receivable growth and revenue growth to continue in the future but in an expected range between the 2005 and 2006 experience.

In fiscal 2006, inventory grew by 37% as compared to revenue growth of 14.4%. Inventory grew at a faster pace than revenues as a result of the Company’s decision to (i) increase the level of inventory it carries at many of its stores to facilitate sales growth, and (ii) increase the average inventory cost per unit.

In fiscal 2006, the average retail sales price increased 4.61% over fiscal 2005. Inventory increased $2.9 million during fiscal 2006 as the Company made the decision to carry more inventories per store.

Property and equipment, net increased $4.1 million in fiscal 2006 as the Company purchased real estate for a number of new stores and relocated some existing stores to purchased property. The Company also refurbished and expanded a number of existing stores to facilitate revenue growth.

As a percentage of total assets, accounts payable and accrued liabilities have been fairly consistent from year to year.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facility, have funded the finance receivables growth and capital asset purchases.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Years Ended April 30,
	2006	2005	2004
Operating activities:
Income from continuing operations	$16,705	$17,976	$15,639
Provision for credit losses	45,810	38,094	34,766
Finance receivable originations	(196,190)	(173,446)	(151,380)
Finance receivable collections	111,315	105,973	97,367
Inventory	10,692	7,954	5,003
Income Taxes	611	280	3,013
Other receivables	(294)	(14)	300
Accounts payable and accrued liabilities	3,018	1,151	(1,081)
Other	572	518	363
Total	(7,761)	(1,514)	3,990

Investing activities:
Purchase of property and equipment	(5,011)	(6,174)	(1,399)
Proceeds from sale of property and equipment	157	-	-
Payment for business acquired	(1,200)	-	-
Total	(6,054)	(6,174)	(1,399)

Financing activities:
Revolving credit facility, net	14,443	6,611	(3,434)
Purchase of common stock	(1,312)	(531)	(1,646)
Exercise of stock options and warrants	480	939	2,584
Total	13,611	7,019	(2,496)

Cash provided by (used in) continuing operations	$(204)	$(669)	$95

The Company generates cash flow from income from continuing operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities. The majority of the Company’s growth is self-funded.

The Company has had a tendency to lease the majority of the properties where its stores are located. As of April 30, 2006, the Company leased approximately 75% of its store properties. The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At April 30, 2006, the Company’s assets (excluding its $107 million equity investment in Car-Mart) consisted of $44,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

At April 30, 2006, the Company had $.3 million of cash on hand and an additional $6.4 million of availability under its revolving credit facilities ($16.4 million upon the funding of the $10 million term loan in May 2006 - see Note F to the consolidated financial statements). On a short-term basis, the Company’s principal sources of liquidity include income from continuing operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $2 to $3 million in the next 12 months in connection with opening new stores and refurbishing existing stores, and (iii) reduce debt, to the extent excess cash is available. In addition, from time to time the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2009. The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual obligations as of April 30, 2006, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debt	$43,588	$-	$43,588	$-	$-
Operating leases	28,761	2,556	5,012	4,585	16,608

Total	$72,349	$2,556	$48,600	$4,585	$16,608

The $28.8 million of lease commitments includes $7.9 million of non-cancelable lease commitments under the primary lease terms, and $20.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 75% of its store and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital. The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past. For the years ended April 30, 2006, 2005 and 2004 rent expense for all operating leases amounted to approximately $2.4 million, $2.1 million and $1.9 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

Currently, the Internal Revenue Service (“IRS”) is examining the Company’s tax returns for fiscal 2002 and certain items in subsequent years, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination. The assessment of a tax deficiency by the IRS could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term, if the Company were ultimately unsuccessful in contesting any such deficiency.

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

SFAS 123R became effective for the Company on May 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt SFAS 123R using the modified-prospective method under which it will record compensation expense for all share-based awards granted after the effective date. The Company has no unvested awards granted prior to May 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for the fair value of employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method could potentially have a significant impact on the Company’s results of operations, although it is not expected to impact the Company’s overall financial position. The total impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R will also require the Company to estimate forfeitures of share-based payments upon grant. Historically, forfeitures have not been significant.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature. The Company’s third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales, as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 19.1% over the last five years), while its second and third fiscal quarters tend to have higher credit losses (averaging 21.2% over the last five years).

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results. Recent purchase price increases for vehicles coupled with higher interest rates on finance receivables, however, have had a negative effect on the Company’s gross profit percentages as the Company focuses on keeping payments affordable to its customer base.

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

The Company’s financial instruments consist of fixed rate finance receivables, variable rate revolving notes payable and a $10 million fixed rate term loan (funded in May 2006 - see note F to the consolidated financial statements). The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. The Company’s revolving notes payable contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (5.75% at April 30, 2006) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2006, approximately 59% of the Company’s finance receivables were originated in Arkansas. The remaining loan portfolio carries interest rates approximating 19%. Assuming that these percentages are held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact within the first few months on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($185.3 million) and variable interest rate borrowings ($33.6 million), and the percentage of Arkansas originated finance receivables (59%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
in Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$ 164	$ 1,223
+100 basis points	82	611
-100 basis points	(82)	(611)
-200 basis points	(164)	(1,223)

Item 8.   Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2006 and 2005

Consolidated Statements of Operations for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas Corporation) and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2006, (included in item 9A) expressed an unqualified opinion on both management’s assessment of America’s Car-Mart Inc., and subsidiaries' internal control over financial reporting and on the effectiveness of America’s Car-Mart Inc., and subsidiaries' internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
July 13, 2006

Consolidated Balance Sheets
America’s Car-Mart, Inc.

	April 30, 2006	April 30, 2005
Assets:
Cash and cash equivalents	$254,824	$459,177
Accrued interest on finance receivables	818,029	524,046
Finance receivables, net	149,379,024	123,098,966
Inventory	10,923,200	7,985,959
Prepaid expenses and other assets	802,274	295,452
Property and equipment, net	15,435,852	11,304,658

	$177,613,203	$143,668,258

Liabilities and stockholders’ equity:
Accounts payable	$3,094,825	$2,796,086
Accrued liabilities	8,742,918	6,023,291
Income taxes payable	1,846,943	451,714
Deferred tax liabilities, net	1,088,641	1,986,696
Revolving credit facilities	43,588,443	29,145,090
Total liabilities	58,361,770	40,402,877

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,929,274 issued and outstanding (11,852,188 at April 30, 2005)	119,293	118,522
Additional paid-in capital	33,090,886	33,809,445
Retained earnings	86,042,067	69,337,499
Treasury stock, at cost (81,250 and 8,450 shares at April 30, 2006 and 2005)	(1,498,343)	(186,154)
Total stockholders’ equity	119,251,433	103,265,381

	$177,613,203	$143,668,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.

	Years Ended April 30,
	2006	2005	2004
Revenues:
Sales	$214,481,542	$189,343,473	$163,589,076
Interest and other income	19,725,476	15,444,975	12,594,611
	234,207,018	204,788,448	176,183,687

Costs and expenses:
Cost of sales	119,433,054	101,769,671	85,510,497
Selling, general and administrative	39,261,202	34,788,123	29,670,849
Provision for credit losses	45,810,496	38,093,729	34,766,496
Interest expense	2,458,250	1,226,957	1,113,840
Depreciation, amortization and loss on sale	723,271	425,624	321,053
	207,686,273	176,304,104	151,382,735

Income from continuing operations before taxes	26,520,745	28,484,344	24,800,952

Provision for income taxes	9,816,177	10,507,978	9,161,506

Income from continuing operations	16,704,568	17,976,366	15,639,446

Discontinued operations:
Income from discontinued operations, net of taxes	0	0	165,000

Net income	$16,704,568	$17,976,366	$15,804,446

Basic earnings per share:
Continuing operations	$1.41	$1.53	$1.38
Discontinued operations	-	-	.02
Total	$1.41	$1.53	$1.40

Diluted earnings per share:
Continuing operations	$1.39	$1.49	$1.31
Discontinued operations	-	-	.01
Total	$1.39	$1.49	$1.32

Weighted average number of shares outstanding:
Basic	11,852,804	11,737,398	11,318,946
Diluted	12,018,541	12,026,745	11,945,139

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.

	Years Ended April 30,
	2006	2005	2004
Operating activities:
Net income	$16,704,568	$17,976,366	$15,804,446
Less: Income from discontinued operations			165,000
Income from continuing operations	16,704,568	17,976,366	15,639,446

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Provision for credit losses	45,810,496	38,093,729	34,766,496
Depreciation and amortization	708,658	425,624	321,053
Loss on sale of property and equipment	14,613	0	0
Deferred income taxes	(898,055)	369,800	454,192
Changes in operating assets and liabilities:
Finance receivable originations	(196,189,770)	(173,446,050)	(151,379,959)
Finance receivable collections	111,315,282	105,972,843	97,366,670
Other receivables	(293,983)	(14,294)	299,936
Inventory	10,692,003	7,953,505	5,002,803
Prepaid expenses and other assets	(152,132)	92,189	41,373
Accounts payable and accrued liabilities	3,018,366	1,151,462	(1,080,870)
Income taxes payable	1,508,931	(89,330)	2,559,044
Discontinued operations	-	-	250,000
Net cash provided by (used in) operating activities	(7,761,023)	(1,514,156)	4,240,184

Investing activities:
Purchase of property and equipment	(5,011,459)	(6,173,525)	(1,398,678)
Proceeds from sale of property and equipment	156,994	0	0
Payment for business acquired	(1,200,000)	0	0
Net cash used in investing activities	(6,054,465)	(6,173,525)	(1,398,678)

Financing activities:
Exercise of stock options and warrants	479,971	939,175	2,583,517
Purchase of common stock	(1,312,189)	(531,636)	(1,646,360)
Proceeds from (repayments of) revolving credit facility, net	14,443,353	6,610,970	(3,434,100)
Net cash provided by (used in) financing activities	13,611,135	7,018,509	(2,496,943)

Increase (decrease) in cash and cash equivalents	(204,353)	(669,172)	344,563
Cash and cash equivalents at: Beginning of period	459,177	1,128,349	783,786

End of period	$254,824	$459,177	$1,128,349

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
America’s Car-Mart, Inc.

	For the Years Ended April 30, 2006, 2005 and 2004

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at April 30, 2003	10,811,945	$108,119	$30,296,067	$35,556,687	$0	$65,960,873

Stock options/warrants exercised	927,717	9,278	2,574,239			2,583,517
Stock warrant issued			76,000			76,000
Purchase of common stock	(102,900)	(1,029)	(1,645,331)			(1,646,360)
Tax benefit of options exercised			1,799,000			1,799,000
Net income				15,804,446		15,804,446

Balance at April 30, 2004	11,636,762	116,368	33,099,975	51,361,133	0	84,577,476

Stock options/warrants exercised	233,199	2,332	936,843			939,175
Purchase of common stock	(17,773)	(178)	(345,304)			(345,482)
Purchase of 8,450 treasury shares					(186,154)	(186,154)
Tax benefit of options exercised			304,000			304,000
Net income				17,976,366		17,976,366

Balance at April 30, 2005	11,852,188	118,522	33,995,514	69,337,499	(186,154)	103,265,381

Stock options/warrants exercised	77,086	771	479,200			479,971
Purchase of 72,800 treasury shares					(1,312,189)	(1,312,189)
Tax benefit of options exercised			113,702			113,702
Net income				16,704,568		16,704,568

Balance at April 30, 2006	11,929,274	$119,293	$34,588,416	$86,042,067	$(1,498,343)	$119,251,433

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2006, the Company operated 85 stores located primarily in small cities throughout the South-Central United States.

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

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Adjustments to Reflect Stock Split

All references to the number of shares of common stock, stock options and warrants, earnings per share amounts, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts have been adjusted, as necessary, to retroactively reflect the three-for-two common stock split effected in the form of a 50% stock dividend in April 2005.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 58% of revenues resulting from sales to Arkansas customers. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. Car-Mart’s revolving credit facilities mature in April 2009. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At April 30, 2006, the Company’s assets (excluding its $107 million equity investment in Car-Mart) consisted of $44,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At April 30, 2006 and 2005, respectively, 3.7% and 3.0% of the Company’s finance receivable balances were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts that the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 60 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Investments and Other Assets

Included in Prepaid Expenses and Other at April 30, 2006 and 2005 are investments in high technology/Internet based companies of approximately $30,000 and $231,000, respectively. These investments were acquired between 1998 and 2000 and are carried at their estimated fair values.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. The Company’s goodwill is included in Prepaid Expenses and Other at April 30, 2006, at approximately $350,000.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of service contracts are recognized ratably over the four-month service contract period. Service contract revenues are included in sales and the related expenses are included in cost of sales. Interest income is recognized on all active finance receivable accounts using the interest method. Active accounts include all accounts except those that have been paid-off or charged-off. At April 30, 2006 and 2005, finance receivables more than 90 days past due were approximately $178,000 and $181,000, respectively. Late fees are recognized when collected and are included in interest income.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $2,326,000, $2,006,000 and $1,616,000 for the years ended April 30, 2006, 2005 and 2004, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation. The Company contributed approximately $155,000, $103,000, and $142,000 to the plans for the years ended April 30, 2006, 2005 and 2004, respectively.

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

Stock Option Plans

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had the Company determined compensation cost on the date of grant based upon the fair value of its stock options under SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows using the Black-Scholes option-pricing model with the assumptions detailed below. The estimated weighted average fair value of options granted using the Black-Scholes option-pricing model was $10.09, $9.94 and $5.79 for the years ended April 30, 2006, 2005 and 2004, respectively.

	Years Ended April 30,
	2006	2005	2004

Reported net income	$16,704,568	$17,976,366	$15,804,446
Less fair value compensation cost, net of tax	(99,891)	(624,447)	(42,966)
Pro forma net income	$16,604,677	$17,351,919	$15,761,480

Basic earnings per share:
As reported	$1.41	$1.53	$1.40
Pro forma	$1.40	$1.48	$1.39

Diluted earnings per share:
As reported	$1.39	$1.49	$1.32
Pro forma	$1.38	$1.44	$1.32

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.9%	4.3%
Expected volatility	45.0%	40.0%	50.0%
Expected life	5 years	5 years	5 years

Treasury Stock

The Company purchased 72,800 and 8,450 shares of its common stock to be held as treasury stock for a total cost of $1,312,189 and $186,154 during 2006 and 2005, respectively. Treasury stock may be used for issuances under the Company’s stock option plan or for other general corporate purposes. All other common shares which have been purchased by the Company under its stock repurchase plan have been cancelled and retired.

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

SFAS 123R became effective for the Company on May 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt SFAS 123R using the modified-prospective method under which it will record compensation expense for all share-based awards granted after the effective date. The Company has no unvested awards granted prior to May 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for the fair value of employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method could potentially have a significant impact on the Company’s results of operations, although it is not expected to impact the Company’s overall financial position. The total impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R will also require the Company to estimate forfeitures of share-based payments upon grant. Historically, forfeitures have not been significant.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation. Cash provided by discontinued operations in 2004 has been classified as an operating cash flow. Treasury stock held at April 30, 2005, has been presented as a reduction to stockholders’ equity.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables as of April 30, 2006 and 2005 are as follows:

	April 30,
	2006	2005

Gross contract amount	$207,377,976	$168,145,038
Less unearned finance charges	(22,134,769)	(15,794,828)

Principal balance	185,243,207	152,350,210
Less allowance for credit losses	(35,864,183)	(29,251,244)

Finance receivables, net	$149,379,024	$123,098,966

Changes in the finance receivables, net balance for the years ended April 30, 2006, 2005 and 2004 are as follows:

	Years Ended April 30,
	2006	2005	2004

Balance at beginning of year	$123,098,966	$103,683,660	$91,358,935
Finance receivable originations	196,189,770	173,446,050	151,379,959
Finance receivables from acquisition of business	845,310	0	0
Finance receivable collections	(111,315,282)	(105,972,843)	(97,366,670)
Provision for credit losses	(45,810,496)	(38,093,729)	(34,766,496)
Inventory acquired in repossession	(13,629,244)	(9,964,172)	(6,922,068)

Balance at end of year	$149,379,024	$123,098,966	$103,683,660

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2006, 2005 and 2004 are as follows:

	Years Ended April 30,
	2006	2005	2004

Balance at beginning of year	$29,251,244	$25,035,967	$20,395,095
Provision for credit losses	45,810,496	38,093,729	34,766,496
Allowance related to acquisition of business	526,736	0	0
Charge-offs, net of recovered collateral	(39,724,293)	(33,878,452)	(30,125,624)

Balance at end of year	$35,864,183	$29,251,244	$25,035,967

D - Property and Equipment

A summary of property and equipment as of April 30, 2006 and 2005 is as follows:

	April 30,
	2006	2005

Land	$5,233,716	$4,371,748
Buildings and improvements	5,093,155	3,161,500
Furniture, fixtures and equipment	3,673,122	2,356,385
Leasehold improvements	3,291,608	2,737,845
Less accumulated depreciation and amortization	(1,855,749)	(1,322,820)

	$15,435,852	$11,304,658

E - Accrued Liabilities

A summary of accrued liabilities as of April 30, 2006 and 2005 is as follows:

	April 30,
	2006	2005

Compensation	$2,593,695	$2,383,826
Cash overdraft (see Note B)	2,440,839	736,820
Deferred service contract revenue (see Note B)	1,626,521	1,526,943
Deferred sales tax (see Note B)	1,012,271	716,901
Subsidiary redeemable preferred stock (see Note H)	500,000	500,000
Interest	257,860	136,036
Other	311,732	22,765

	$8,742,918	$6,023,291

F - Revolving Credit Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	April 30, 2006	April 30, 2005

Bank of Oklahoma	$50.0 million	Prime less .25%	Apr 2009	$ 43,588,443	$ 29,145,090

On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan. The term loan was funded in May 2006 and calls for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. The combined total for the Company’s credit facilities is $60 million.

The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25% per annum at April 30, 2006 (7.50%) and at the bank’s prime lending rate per annum at April 30, 2005 (5.75%). The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company was in compliance with the covenants at April 30, 2006. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2006, Car-Mart could have drawn an additional $6.4 million under its facilities ($16.4 million upon the funding of the term loan in May 2006).

G - Income Taxes

The provision for income taxes for the fiscal years ended April 30, 2006, 2005 and 2004 was as follows:

	Years Ended April 30,
	2006	2005	2004
Provision for income taxes
Current	$10,714,232	$10,138,178	$8,707,314
Deferred	(898,055)	369,800	454,192
	$9,816,177	$10,507,978	$9,161,506

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
	2006	2005	2004

Tax provision at statutory rate	$9,282,261	$9,969,520	$8,680,333
State taxes, net of federal benefit	642,614	751,116	707,104
Other, net	(108,698)	(212,658)	(225,931)
	$9,816,177	$10,507,978	$9,161,506

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2006 and 2005 were as follows:

	April 30,
	2006	2005
Deferred tax liabilities related to:
Finance receivables	$2,519,957	$3,269,338
Property and equipment	258,956	0
Total	2,778,913	3,269,338

Deferred tax assets related to:
Liability reserves	1,034,617	838,635
Inventory	479,372	307,676
Other	176,283	136,331
Total	1,690,272	1,282,642
Deferred tax liabilities, net	$1,088,641	$1,986,696

H - Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries a 6% cumulative dividend. Accumulated but undeclared dividends at April 30, 2006 and 2005 were $30,000. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends. After April 30, 2007, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends. The subsidiary preferred stock is included in accrued liabilities.

I - Weighted Average Shares Outstanding

Weighed average shares outstanding used in the calculation of basic and diluted earnings per share was as follows for the years ended April 30, 2006, 2005 and 2004:

	Years Ended April 30,
	2006	2005	2004

Average shares outstanding - basic	11,852,804	11,737,398	11,318,946
Dilutive options and warrants	165,738	289,347	626,193

Average shares outstanding - diluted	12,018,541	12,026,745	11,945,139

Antidilutive securities not included:
Options and warrants	77,250	21,563	6,563

J - Stock Options and Warrants

Stock Options

Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. At April 30, 2006 and 2005, there were 40,808 and 30,533 shares of common stock available for grant, respectively, under the 1997 Plan. Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2015. The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2003 to April 30, 2006:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2003	1,410,533	$1.63 to $ 8.77	$4,981,948	$3.53
Granted	11,250	11.83	133,125	11.83
Exercised	(911,742)	1.63 to 8.77	(2,583,517)	2.83
Canceled	(1,650)	6.59	(10,869)	6.59

Outstanding at April 30, 2004	508,391	2.58 to 11.83	2,520,687	4.96
Granted	86,250	19.83 to 23.75	2,004,550	23.24
Exercised	(224,256)	2.58 to 6.59	(939,175)	4.19
Canceled	(165)	6.59	(1,087)	6.59

Outstanding at April 30, 2005	370,220	$3.67 to $ 23.75	3,584,975	$9.68
Granted	15,000	22.17	332,550	22.17
Exercised	(72,650)	3.67 to 8.77	(479,971)	6.61
Canceled	(25,275)	6.59 to 23.75	(456,715)	18.07

Outstanding at April 30, 2006	287,295	$3.67 to $23.75	$2,980,839	$10.38

As of April 30, 2006 and 2005, all stock options were exercisable. At April 30, 2004 and 2003, all stock options were exercisable with the exception of options to purchase 15,000 and 30,000 shares, respectively, at $8.77 per share. A summary of stock options outstanding as of April 30, 2006 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$ 3.67 to $ 8.77	195,045	3.47	$4.75
11.83 to 23.75	92,250	8.53	22.27

	287,295	5.10	$10.38

Warrants

As of April 30, 2006, the Company had stock purchase warrants outstanding to purchase 45,000 shares at prices ranging from $2.50 to $18.23 per share (weighted average exercise price of $6.92). All of the warrants are presently exercisable and expire between 2006 and 2009. During the fiscal years ended April 30, 2004 and 2003, the Company issued warrants to purchase 18,750 and 7,500 shares of its common stock, which had weighted-average grant-date fair values of $4.05 and $2.00 per share, respectively. During fiscal 2006, 2005 and 2004, the Company issued 4,436, 8,943 and 15,975 shares of its common stock, respectively, pursuant to partial exercises of the warrants held by Epoch.

K - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2006, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending
April 30,	Amount

2007	$2,556,128
2008	2,540,224
2009	2,471,851
2010	2,364,850
2011	2,220,086
Thereafter	16,608,187

$28,761,326

The $28.8 million of lease commitments includes $7.9 million of non-cancelable lease commitments under the primary lease terms, and $20.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2006, 2005 and 2004, rent expense for all operating leases amounted to approximately $2,440,000, $2,114,000 and $1,905,000, respectively.

Litigation

In February 2001 and May 2002, the Company was added as a defendant in two similar actions which were originally filed in December 1998 against approximately 20 defendants (the “Defendants”) by Astoria Entertainment, Inc. (“Astoria”). One action was filed in the Civil District Court for the Parish of Orleans, Louisiana (the “State Claims”) and the other was filed in the United States District Court for the Eastern District of Louisiana (the “Federal Claims”). In these actions, Astoria alleged the Defendants conspired to eliminate Astoria from receiving one of the 15 riverboat gaming licenses that were awarded by the State of Louisiana in 1993 and 1994, at a time when a former subsidiary of the Company was involved in riverboat gaming in Louisiana. Astoria was seeking unspecified damages including lost profits. In August 2001, the Federal court dismissed all of the Federal Claims with prejudice. In September 2004, the state court of appeals dismissed all the State Claims. In January 2005, the Louisiana Supreme Court reversed the state court of appeals’ dismissal of the case. The parties reached an out-of-court settlement in February 2006. The expense for this settlement is included in selling, general and administrative expenses in fiscal 2006. The settlement amount was not material to the consolidated financial statements.

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

Currently, the Internal Revenue Service (“IRS”) is examining the Company’s tax returns for fiscal 2002 and certain items in subsequent years, and in particular is focusing on whether or not the Company satisfies the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. The Company is unable to determine at this time the amount of adjustments, if any, that may result from this examination. The assessment of a tax deficiency by the IRS could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term, if the Company were ultimately unsuccessful in contesting any such deficiency.

L - Related Party Transactions

During fiscal 2004, the Company paid Dynamic Enterprises, Inc. (“Dynamic”) approximately $225,000 for the lease of six dealership locations. During this period an officer of Dynamic was also a director of the Company.

M - Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2006 and 2005:

	April 30, 2006		April 30, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash	$254,824	$254,824	$459,177	$459,177
Finance receivables, net	149,379,024	138,718,515	123,098,966	114,262,658
Accounts payable	3,094,825	3,094,825	2,796,086	2,796,086
Revolving credit facilities	43,588,443	43,588,443	29,145,090	29,145,090

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The fair value was estimated based upon discussions with third party purchasers of finance receivables.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

N - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2006, 2005 and 2004 are as follows:

	Years Ended April 30,
	2006	2005	2004
Supplemental disclosures:
Interest paid	$2,336,426	$1,178,691	$1,101,715
Income taxes paid, net	9,204,392	10,227,393	5,986,433

Non-cash transactions:
Inventory acquired in repossession	13,629,244	9,964,172	6,922,068

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

As a result of the Company’s decision, operating results from its non Car-Mart operating subsidiaries have been reclassified to discontinued operations. Discontinued operations for the year ended April 30, 2004 reflect a negotiated settlement of amounts due from a former subsidiary of the Company that had been previously written-off. A summary of the Company’s discontinued operations for the years ended April 30, 2006, 2005 and 2004 is as follows (in thousands):

	Years Ended April 30,
	2006	2005	2004

Revenues	$-	$-	$-
Operating expenses
Other income	-	-	250

Income before taxes and minority interests	-	-	250

Provision for income taxes	-	-	85

Income from discontinued operations	$-	$-	$165

P - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2006 and 2005 is as follows (in thousands, except per share information):

	Year Ended April 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$58,179	$55,329	$58,248	$62,451	$234,207
Net income	4,887	2,799	4,465	4,554	16,705
Earnings per share:
Basic	.41	.24	.38	.38	1.41
Diluted	.41	.23	.37	.38	1.39

	Year Ended April 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$50,810	$50,515	$48,219	$55,244	$204,788
Net income	4,933	4,391	4,333	4,319	17,976
Earnings per share:
Basic	.42	.37	.37	.37	1.53
Diluted	.41	.37	.36	.36	1.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report (April 30, 2006), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2006.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
`
Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that America’s Car-Mart Inc. and subsidiaries (a Texas Corporation) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). America’s Car-Mart Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that America’s Car-Mart Inc., and subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, America’s Car-Mart Inc., and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2006, and our report dated July 13, 2006, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
July 13, 2006

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 to this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in October 2006 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is set forth in the Proxy Statement under the headings "Proposals to be Voted on - Election of Directors," "Ownership of Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance and Board Matters - Code of Ethics” which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Proxy Statement under the headings "Ownership of Common Stock" and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements and Accountant's Report

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2006 and 2005

Consolidated Statements of Operations for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)3. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	Bylaws dated August 24, 1989. (3)

4.1	Specimen stock certificate. (4)

4.2
Amended and Restated Agented Revolving Credit Agreement, dated June 23, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks and Bank of Oklahoma, N.A., as the paying agent. (5)

4.2.1
First Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated September 30, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks. (6)

4.2.2
Third Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated February 24, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks. (7)

4.2.3
Fourth Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated April 28, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks. (8)

4.3	Revolving Credit Agreement, dated June 23, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (5)

4.3.1
Second Amendment to Revolving Credit Agreement, dated September 30, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (6)

4.3.2
Third Amendment to Revolving Credit Agreement, dated April 28, 2006, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (8)

10.1	1986 Incentive Stock Option Plan. (9)

10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (10)

10.2	1991 Non-Qualified Stock Option Plan. (11)

10.3	1997 Stock Option Plan. (12)

10.4	2005 Restricted Stock Plan. (15)

10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (13)

10.6	Employment Agreement, dated May 1, 2006, between the Company and Tilman J. Falgout, III. (1)

10.7	Employment arrangements with Jeffrey A. Williams. (1)

10.8	Employment Agreement, dated May 1, 2006, between the Company and William H. Henderson. (1)

10.9	Employment Agreement, dated May 1, 2006, between the Company and Eddie Lee Hight. (1)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of America’s Car-Mart, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

24.1	Power of Attorney of William H. Henderson. (1)

24.2	Power of Attorney of Tilman J. Falgout, III. (1)

24.3	Power of Attorney of J. David Simmons. (1)

24.4	Power of Attorney of Carl E. Baggett. (1)

24.5	Power of Attorney of William M. Sams. (1)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)
___________________________
(1)	Filed herewith.
(2)
Previously filed as Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 initially filed with the Securities and Exchange Commission on November 16, 2005 (No. 333-129727) and incorporated herein by reference.

(3)
Previously filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 initially filed with the Securities and Exchange Commission on November 16, 2005 (No. 333-129727) and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on June 29, 2005 and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K initially filed with the Securities and Exchange Commission on October 6, 2005 and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K initially filed with the Securities and Exchange Commission on February 27, 2006 and incorporated herein by reference.
(8)	Previously filed as an Exhibit to the Company's Current Report on Form 8-K initially filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.
(9)	Previously filed as an Exhibit to the Company's Registration Statement on Form 10, as amended, (No. 0-14939) and incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.
(12)
Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as amended, initially filed with the Securities and Exchange Commission on October 20, 1997 (No. 333-38475) and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 and incorporated herein by reference.
(15)	Previously filed as Appendix B to the Company's Proxy Statement on Schedule 14A initially filed with the Securities and Exchange Commission on August 29, 2005 and incorporated herein by reference.

(b)  The exhibits are listed in Item 15(a)(3) above.

(c)  Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 13, 2006	By: /s/ Tilman J. Falgout, III
Tilman J. Falgout, III
Chief Executive Officer
(principal executive officer)

Dated: July 13, 2006	By: /s/ Jeffrey A. Williams
Jeffrey A. Williams
Vice President Finance and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board, Chief Executive	July 13, 2006
Tilman J. Falgout, III	Officer and Director

*	Vice Chairman of the Board,	July 13, 2006
William H. Henderson	President and Director

*	Director	July 13, 2006
J. David Simmons

*	Director	July 13, 2006
Carl E. Baggett

*	Director	July 13, 2006
William M. Sams

* By /s/ Jeffrey A. Williams
Jeffrey A. Williams
As Attorney-in-Fact
Pursuant to Powers of
Attorney filed herewith

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.6	Employment Agreement, dated May 1, 2006, between the Company and Tilman J. Falgout, III.

10.7	Employment arrangements with Jeffrey A. Williams.

10.8	Employment Agreement, dated May 1, 2006, between the Company and William H. Henderson.

10.9	Employment Agreement, dated May 1, 2006, between the Company and Eddie Lee Hight.

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of Carl E. Baggett.

24.5	Power of Attorney of William M. Sams.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.