Form 10-Q
period 2006-07-31
AMERICAS CARMART INC
filed 2006-09-11
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2006	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 11, 2006
Common stock, par value $.01 per share	11,838,024

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets

	July 31, 2006 (unaudited)	April 30, 2006
Assets:
Cash and cash equivalents	$307,381	$254,824
Accrued interest on finance receivables	870,057	818,029
Finance receivables, net	154,298,159	149,379,024
Inventory	12,625,711	10,923,200
Prepaid expenses and other assets	1,070,824	802,274
Property and equipment, net	15,892,130	15,435,852

	$185,064,262	$177,613,203

Liabilities and stockholders’ equity:
Accounts payable	$2,394,848	$3,094,825
Accrued liabilities	8,074,846	8,742,918
Income taxes payable	2,816,130	1,846,943
Deferred tax liabilities	1,523,070	1,088,641
Revolving Credit Facilities and notes payable	46,908,632	43,588,443
	61,717,526	58,361,770

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 11,939,274 issued (11,929,274 at April 30, 2005)	119,393	119,293
Additional paid-in capital	34,843,679	34,588,416
Retained earnings	90,196,977	86,042,067
Less: Treasury stock, at cost, 101,250 shares (81,250 at April 30, 2006)	(1,813,313)	(1,498,343)
Total stockholders’ equity	123,346,736	119,251,433

	$185,064,262	$177,613,203

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended
	July 31,
	2006	2005

Revenues:
Sales	$56,337,757	$53,595,902
Interest income	5,853,333	4,582,947
	62,191,090	58,178,849

Costs and expenses:
Cost of sales	31,336,146	29,260,574
Selling, general and administrative	10,470,311	9,330,834
Provision for credit losses	12,655,305	11,201,556
Interest expense	901,856	477,968
Depreciation and amortization	231,754	148,009
	55,595,372	50,418,941

Income before taxes	6,595,718	7,759,908

Provision for income taxes	2,440,808	2,872,466

Net Income	$4,154,910	$4,887,442

Earnings per share:
Basic	$.35	$.41
Diluted	$.35	$.41

Weighted average number of shares outstanding:
Basic	11,850,796	11,845,236
Diluted	11,983,528	12,040,944

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)

	Three Months Ended July 31,
	2006	2005

Operating activities:
Net income	$4,154,910	$4,887,442

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	12,655,305	11,201,556
Depreciation and amortization	231,754	148,009
Stock based compensation expense	218,697	-
Deferred income taxes	434,429	240,000
Changes in operating assets and liabilities:
Finance receivable originations	(51,926,080)	(49,564,061)
Finance receivable collections	30,330,205	26,322,426
Accrued interest on finance receivables	(52,026)	(168,973)
Inventory	2,672,241	2,628,962
Prepaid expenses and other assets	(161,866)	(168,556)
Accounts payable and accrued liabilities	(1,368,052)	3,629,101
Income taxes payable	969,187	2,551,734
Net cash provided by (used in) operating activities	(1,841,296)	1,707,640

Investing activities:
Purchase of property and equipment	(719,132)	(1,502,703)
Proceeds from sale of property and equipment	31,099	-
Payment for businesses acquired	(460,000)	-
Net cash used in investing activities	(1,148,033)	(1,502,703)

Financing activities:
Exercise of stock options	36,667	-
Purchase of common stock	(314,970)	-
Proceeds from notes payable	11,200,000	-
Principal payments on notes payable	(122,460)	-
Proceeds from (repayments of) revolving credit facilities, net	(7,757,351)	146,121
Net cash provided by financing activities	3,041,886	146,121

Increase in cash and cash equivalents	52,557	351,058
Cash and cash equivalents at: Beginning of period	254,824	459,177

End of period	$307,381	$810,235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2006, the Company operated 88 stores located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Adjustments to Reflect Stock Split

All references to the number of shares of common stock, stock options and warrants, earnings per share amounts, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts in this Quarterly Report on Form 10-Q have been adjusted, as necessary, to reflect retroactively the three-for-two common stock split effected in the form of a 50% stock dividend in April 2005.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 56% of revenues from customers residing in Arkansas. The Company maintains a security interest in the vehicles sold. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. Car-Mart’s revolving credit facilities mature in April 2009. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At July 31, 2006, the Company’s assets (excluding its $111 million equity investment in Car-Mart) consisted of $12,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At July 31, 2006 and 2005, 5.6% and 4.7%, respectively, of the Company’s finance receivable balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 60 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Investments and Other Assets

Included in Prepaid Expenses and Other at July 31, 2006 and 2005, are investments in high technology/Internet based companies of approximately $30,000. These investments were acquired between 1998 and 2000 and are carried at their estimated fair values.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. The Company’s goodwill is included in Prepaid Expenses and Other at July 31, 2006, at approximately $460,000.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease term. The lease term includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed principally using the straight-line method generally over the following estimated useful lives:

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

From time to time, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. See footnote H for a discussion of the status of the current Internal Revenue Service examination.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, and interest income and late fees earned on finance receivables.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of service contracts are recognized ratably over the four-month service contract period. Service contract revenues are included in sales and the related expenses are included in cost of sales. Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off. At July 31, 2006 and 2005, finance receivables more than 90 days past due were approximately $877,000 and $812,000, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock-based compensation

On May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share Based Payment” (“SFAS 123R”), which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of operations for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after May 1, 2006. All stock options and warrants outstanding at May 1, 2006 are fully vested.

The Company recorded compensation cost for stock-based employee awards of $219,000 ($138,000 after tax effects) during the three months ended July 31, 2006. The pretax amount includes $89,000 for restricted shares issued on May 1, 2006. The Company had not previously issued restricted shares. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

As a result of the adoption of SFAS 123R, earnings were lower than under the previous accounting method for share-based compensation by the following amounts:

Three Months Ended July 31, 2006

Earnings from continuing operations before income taxes	$130,000

Net earnings	$81,900

Basic and diluted net earnings per common share	$.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of non-qualified stock options and any disqualifying disposition of vested stock options as operating cash flows in the Consolidated Statement of Cash Flows. There were no stock options or warrants exercised during the three months ended July 31, 2005. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended July 31, 2006, there were no such excess tax benefits.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended July 31, 2005:

Three Months Ended July 31, 2005

Net income, as reported	$4,887,442

Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(99,891)

Pro forma net income	$4,787,551

Basic earnings per common share:
As reported	$.41
Pro forma	$.40

Diluted earnings per common share:
As reported	$.41
Pro forma	$.40

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2006	July 31, 2005

Expected term (years)	5.0	5.0
Risk-free interest rate	5.11%	4.5%
Volatility	60%	45%
Dividend yield	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

Stock Options

The shareholders of the Company have approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”). No additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The options vest upon issuance. At April 30, 2006 there were 40,808, shares of common stock available for grant under the 1997 Plan. Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2015.

		Plan
	1986	1991	1997

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%	100%
Plan termination date	N/A	N/A	April 30, 2015
Shares available for grant at July 31, 2006	0	0	29,558

The following is a summary of the changes in outstanding options for the three months ended July 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
		Price	Life

Outstanding at beginning of period	287,295	$10.38	61.2 Months

Granted	11,250	$20.47	119.1 Months
Exercised	(10,000)	$3.67	--

Outstanding at end of period	288,545	$11.00	61.5 Months

The grant-date fair value of options granted during the first three months of fiscal 2006 and 2005 was $130,000 and $99,891, respectively. The total intrinsic value of options exercised during the first three months of fiscal 2007 was $150,970. The aggregate intrinsic value of outstanding options at July 31, 2006 is $1,979,174.

Warrants

As of July 31, 2006, the Company had outstanding stock purchase warrants outstanding to purchase 45,000 shares at prices ranging from $2.50 to $18.23 per share (weighted average exercise price of $6.92). All of the warrants are presently exercisable and expire between 2006 and 2009. The warrants have a weighted average remaining contractual life of 12.1 months at July 31, 2006. There were no exercises of warrants during the three months ended July 31, 2006 or 2005. The aggregate intrinsic value of all outstanding warrants at July 31, 2006 is $390,475.

Restricted stock plan

The Company has a Restricted Stock Plan wherein a total of 42,500 shares were available for award at July 31, 2006. The associated compensation expense is spread equally over the vesting periods established at award date and is subject to the employee’s continued employment by the Company. During the first quarter, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on grant date. These restricted shares had a weighted average vesting period of 3.35 years and begin vesting on April 30, 2007.

The Company recorded a pre-tax expense of $89,000 related to the restricted stock plan during the three months ended July 31, 2006.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the first quarter of fiscal 2007.

As of July 31, 2006, the Company has $1.1 million of total unrecognized compensation cost related to unvested awards granted under the Company’s restricted stock plan, which the Company expects to recognize over a weighted-average remaining period of 3.1 years.

The Company received cash from options exercised during the first three months of fiscal year 2007 of $36,667. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statement of Cash Flows.

Treasury Stock

For the three month period ended July 31, 2006, the Company purchased 20,000 shares of its common stock to be held as treasury stock for a total cost of $314,970. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2008. No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statements.

C - Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables are as follows:

	July 31, 2006	April 30, 2006

Gross contract amount	$214,851,986	$207,377,976
Unearned finance charges	(23,365,059)	(22,134,769)
Principal balance	191,486,927	185,243,207
Less allowance for credit losses	(37,188,768)	(35,864,183)

	$154,298,159	$149,379,024

Changes in the finance receivables, net balance for the three months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended July 31,
	2006	2005

Balance at beginning of period	$149,379,024	$123,098,966
Finance receivable originations	51,926,080	49,564,061
Finance receivables from acquisition of business	353,316	-
Finance receivable collections	(30,330,205)	(26,322,426)
Provision for credit losses	(12,655,305)	(11,201,556)
Inventory acquired in repossession	(4,374,751)	(3,003,264)

Balance at end of period	$154,298,159	$132,135,781

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended July 31,
	2006	2005

Balance at beginning of period	$35,864,183	$29,251,244
Provision for credit losses	12,655,305	11,201,556
Net charge-offs	(11,330,720)	(9,053,672)

Balance at end of period	$37,188,768	$31,399,128

D - Property and Equipment

A summary of property and equipment is as follows:

	July 31, 2006	April 30, 2006
Land	$5,218,716	$5,233,716
Buildings and improvements	5,788,859	5,093,155
Furniture, fixtures and equipment	3,766,198	3,673,122
Leasehold improvements	3,185,128	3,291,608
Less accumulated depreciation and amortization	(2,066,771)	(1,855,749)

	$15,892,130	$15,435,852

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
	2006	2006

Compensation	$3,021,776	$2,593,695
Cash overdraft	1,287,534	2,440,839
Deferred service contract revenue	1,537,660	1,626,521
Deferred sales tax	999,652	1,012,271
Subsidiary redeemable preferred stock	500,000	500,000
Interest	313,937	257,860
Other	414,287	311,732

	$8,074,846	$8,742,918

F - Debt Facilities

The Company’s debt consists of two revolving credit facilities totaling $50 million and two term loans as follows:

Revolving Credit Facilities

Lender	Total Facility Amount	Interest Rate	Maturity	Balance at July 31, 2006	Balance at April 30, 2006
Bank of Oklahoma	$50.0 million	Prime less .25%	April 2009	$35,831,092	$43,588,443

On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan. The term loan was funded in May 2006 and calls for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. The principal balance on the term loan was $9,888,219 at July 31, 2006. The combined total for the Company’s credit facilities and its term loan with its primary lender is $60 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables, inventory and real property. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25% per annum (8.0% and 7.50% at July 31, 2006 and April 30, 2006, respectively). The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company was in compliance with the covenants at July 31, 2006. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2006, Car-Mart could draw an additional $14.2 million under the facility.

The Company also has a $1.2 million term loan secured by the corporate aircraft. The term loan is payable over ten years and has a fixed interest rate of 6.87%. The principal balance on this loan was $1,189,321 at July 31, 2006.

G - Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended
	July 31,
	2006	2005

Weighted average shares outstanding-basic	11,850,796	11,845,236
Dilutive options and warrants	132,732	195,708

Weighted average shares outstanding-diluted	11,983,528	12,040,944

Antidilutive securities not included:
Options and warrants	96,000	90,000

H - Commitments and Contingencies

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value, and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the provisions of the Regulations in all material respects. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Internal Revenue Service (“IRS”) recently concluded the previously reported examination of the Company’s consolidated income tax return for fiscal year 2002 and portions of the returns for fiscal 2003 and 2004. As a result of the examination, the IRS has questioned whether Car-Mart of Arkansas may claim certain tax losses upon the sale of its finance receivables to Colonial (as opposed to claiming the losses in a subsequent year if and when an account becomes uncollectible). The Company’s position is based upon the terms of a specific Treasury Regulation.

By letter dated July 28, 2006, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes the disallowance of the losses in the year in which the finance receivables were sold to Colonial, plus interest and penalties. The Company intends to vigorously defend its position and is in the process of preparing an administrative protest that it intends to file with the Appeals Office of the IRS. The protest will dispute the income tax changes proposed by the IRS, as well as the penalty assertion, and request a conference with a representative of the Appeals Office. If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company will have the option of asking an appropriate court to consider the issue.

Due to the preliminary stage of the foregoing proceedings, the Company is unable to determine at the present time the amount of adjustments, if any, that may result from this examination. If a tax deficiency is ultimately assessed by the IRS and thereafter sustained, such assessment could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term.

I - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
	2006	2005

Supplemental disclosures:
Interest paid	$845,779	$435,446
Income taxes paid, net	1,043,000	75,732

Non-cash transactions:
Inventory acquired in repossession	4,374,752	3,003,264
Tax benefit from exercise of options and warrants	-	16,600

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2006, the Company operated 88 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 13% and 21% per year over the last nine fiscal years. Growth results from same store revenue growth and the addition of new stores. Revenue growth in the first three months of fiscal 2007 (6.9%) is currently behind the Company’s fiscal 2007 growth expectations of 10% to14%. Revenue growth in the first three months of fiscal 2007, as compared to the same period in the prior fiscal year, was assisted by a 5.8% increase in the average retail sales price and a 27.7% increase in interest income, offset by a .3% decline in the number of retail units sold.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last five full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 21% (average of 20.1%). Credit losses as a percentage of sales were 21.4% and 20.1% in fiscal years 2006 and 2005, respectively. Credit losses in the first three months of fiscal 2007 (22.5%) were higher than the Company’s historical averages. Credit losses were higher due to several factors, including higher losses experienced in store locations less than six years old. Additionally, credit losses were higher, but to a lesser extent, in some of our more mature stores (stores in existence for 10 years or more). Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  At July 31, 2006, 5.6% of the Company’s finance receivable balances were over 30 days past due, compared to 4.7% at July 31, 2005.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last nine fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%. Gross margins as a percentage of sales in the first three months of fiscal 2007 were 44.4%, down from 45.4% in the same period of the prior fiscal year. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers. The Company’s gross margins have been negatively affected by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs, and to a lesser extent by the increase in the average retail sales price (a function of a higher purchase price). The Company expects that its gross margin percentage will not change significantly during the balance of fiscal 2007 from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores. Over the last two fiscal years, the Company has added resources to train and develop personnel. In fiscal 2007 and for the foreseeable future, the Company expects to continue to invest in the development of its workforce.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2006	Three Months Ended
	July 31,		vs.	July 31,
	2006	2005	2005	2006	2005
Revenues:
Sales	$56,338	$53,596	5.1%	100.0%	100.0%
Interest income	5,853	4,583	27.7	10.4	8.6
Total	62,191	58,179	6.9	110.4	108.6

Costs and expenses:
Cost of sales	31,336	29,261	7.1%	55.6	54.6
Selling, general and administrative	10,470	9,331	12.2	18.6	17.4
Provision for credit losses	12,655	11,201	13.0	22.5	20.9
Interest expense	902	478	88.7	1.6	.9
Depreciation and amortization	232	148	56.8	.4	.3
Total	55,595	50,419	10.3	98.7	94.1

Pretax income	$6,596	$7,760	(15.0%)	11.7	14.5

Operating Data:
Retail units sold	6,867	6,885	(.3%)
Average stores in operation	86.7	79.0	9.7
Average units sold per store	79.0	87.2	(9.4)
Average retail sales price	$7,913	$7,477	5.8
Same store revenue growth	1.9%	10.3%

Period End Data:
Stores open	88	80	10.0%
Accounts over 30 days past due	5.6%	4.7%

Three Months Ended July 31, 2006 vs. Three Months Ended July 31, 2005

Revenues increased $4 million, or 6.9%, for the three months ended July 31, 2006 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($1.1 million, or 1.9%), (ii) revenue growth from stores opened during the three months ended July 31, 2005 or stores that opened or closed a satellite location after April 30, 2005 ($.6 million), and (iii) revenues from stores opened after July 31, 2005 ($2.3 million).

Cost of sales as a percentage of sales increased 1.0% to 55.6% for the three months ended July 31, 2006 from 54.6% in the same period of the prior fiscal year. The increase was principally the result of higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs, and to a lesser extent to the increase in the average retail sales price (a function of a higher purchase price). The Company expects that its gross margin percentage will not change significantly during the balance of fiscal 2007 from its current level. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 18.6% for the three months ended July 31, 2006, an increase of 1.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar expense met plan for the quarter; however, on a percentage basis fell short due to sales being lower than forecast. Had the Company met its internal revenue projection range, selling general and administrative expense would have been lower, on a percentage of sales basis, than for the same period in the prior year. The increase in expense resulted from increased compensation costs as the Company added personnel for nine locations since the end of July 2005 and added corporate infrastructure resources to strengthen controls, improve efficiencies and allow for continued growth. Additionally, approximately $219,000 of non-cash stock-based compensation expense was recorded during the current quarter resulting from the adoption of SFAS 123R effective May 1, 2006. The Company also experienced increases in insurance, utilities and other costs for existing as well as new locations. The above increases were offset, to an extent, by a reduction in professional fees during the three months ended July 31, 2006 as compared to the same period in the prior fiscal year. The decrease was largely attributable to fees incurred during the 2005 period in connection with completion of the Company’s fiscal 2005 audit and compliance with the Sarbanes-Oxley Act of 2002.

Provision for credit losses as a percentage of sales increased 1.6%, to 22.5% for the three months ended July 31, 2006 from 20.9% in the same period of the prior fiscal year. The increase is largely attributable to higher losses experienced in store locations less than six years old. Additionally, credit losses were higher, but to a lesser extent, in some of the more mature stores (stores in existence for 10 years or more). Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age, and decrease the focus on sales growth at those stores.

Interest expense as a percentage of sales increased .7% to 1.6% for the three months ended July 31, 2006 from .9% for the same period of the prior fiscal year. The increase was attributable to higher average borrowings during the three months ended July 31, 2006 (approximately $46.3 million) as compared to the same period in the prior fiscal year (approximately $29.1 million), and an increase in the rate charged during the three months ended July 31, 2006 (average rate of 7.8% per annum) as compared to the same period in the prior fiscal year (average rate of 6.6% per annum). The increase in our average borrowings resulted from the growth in finance receivables, inventory and fixed assets as well as the repurchase of common stock. The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2006	April 30, 2006
Assets:
Finance receivables, net	$154,298	$149,379
Inventory	12,626	10,923
Property and equipment, net	15,892	15,436

Liabilities:
Accounts payable and accrued liabilities	10,470	11,838
Debt facilities	46,909	43,588

Historically, finance receivables have tended to grow slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. In fiscal 2006, finance receivables, net grew 21.6% as compared to revenue growth of 14.4%. In fiscal 2005, finance receivables, net grew 18.7% as compared to revenue growth of 16.2%. The Company expects the historical relationship between net finance receivable growth and revenue growth on a full fiscal year basis to continue in the future but in an expected range between the 2005 and 2006 full year experience. Average months to maturity for the portfolio of finance receivables was 16 months at July 31, 2006.

In the first quarter of fiscal 2007, inventory grew by 16% as compared to revenue growth of 6.9%. Inventory grew at a faster pace than revenues as a result of the Company’s decision to increase the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands.

Property and equipment, net increased $.5 million during the three months ended July 31, 2006 as the Company opened three new locations and completed improvements at other existing properties.

Accounts payable and accrued liabilities decreased $1.4 million during the three months ended July 31, 2006. The decrease was largely due to a decrease in cash overdraft ($1.2 million) and a decrease in accounts payable ($.7 million), offset by an increase in accrued compensation ($.4 million). The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time. The increase in accrued compensation costs relates to timing.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2006	2005
Operating activities:
Net Income	$4,155	$4,887
Provision for credit losses	12,655	11,202
Finance receivable originations	(51,926)	(49,564)
Finance receivable collections	30,330	26,322
Inventory	2,672	2,629
Accounts payable and accrued liabilities	(1,368)	3,629
Income taxes payable	969	2,552
Other	672	51
Total	(1,841)	1,708

Investing activities:
Purchase of property and equipment	(719)	(1,503)
Sale of property and equipment	31	-
Payment for business acquired	(460)	-
Total	(1,148)	(1,503)

Financing activities:
Exercise of stock options	36	-
Purchase of common stock	(315)	-
Debt facilities, net	3,321	146
Total	3,042	146

Increase in Cash	$53	$351

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under its credit facilities.

The Company has had a tendency to lease the majority of the properties where its stores are located. As of July 31, 2006, the Company leased approximately 75% of its store properties. The Company expects to continue to lease the majority of the properties where its stores are located. In general, in order to preserve capital and maintain flexibility, the Company prefers to lease its store locations. However, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At July 31, 2006, the Company’s assets (excluding its $111 million equity investment in Car-Mart) consisted of $ 12,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in compliance with loan covenants at July 31, 2006.

At July 31, 2006 the Company had $0.3 million of cash on hand and an additional $14.2 million of availability under the revolving credit facilities. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2 to $3 million in the next 12 months in connection with opening new stores and refurbishing existing stores. In addition, from time to time the Company may use cash to repurchase its common stock. During the three months ended July 31, 2006 the Company repurchased 20,000 shares of its common stock for $315,000.

The revolving credit facilities mature in April 2009. The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2006 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 75% of its store and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value, and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the provisions of the Regulations in all material respects. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Internal Revenue Service (“IRS”) recently concluded the previously reported examination of the Company’s consolidated income tax return for fiscal year 2002 and portions of the returns for fiscal 2003 and 2004. As a result of the examination, the IRS has questioned whether Car-Mart of Arkansas may claim certain tax losses upon the sale of its finance receivables to Colonial (as opposed to claiming the losses in a subsequent year if and when an account becomes uncollectible). The Company’s position is based upon the terms of a specific Treasury Regulation.

By letter dated July 28, 2006, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes the disallowance of the losses in the year in which the finance receivables were sold to Colonial, plus interest and penalties. The Company intends to vigorously defend its position and is in the process of preparing an administrative protest that it intends to file with the Appeals Office of the IRS. The protest will dispute the income tax changes proposed by the IRS, as well as the penalty assertion, and request a conference with a representative of the Appeals Office. If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company will have the option of asking an appropriate court to consider the issue.

Due to the preliminary stage of the foregoing proceedings, the Company is unable to determine at the present time the amount of adjustments, if any, that may result from this examination. If a tax deficiency is ultimately assessed by the IRS and thereafter sustained, such assessment could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term.

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

The Internal Revenue Service (“IRS”) recently concluded the previously reported examination of the Company’s consolidated income tax return for fiscal year 2002 and portions of the returns for fiscal 2003 and 2004. As a result of the examination, the IRS has questioned whether Car-Mart of Arkansas may claim certain tax losses upon the sale of its finance receivables to Colonial (as opposed to claiming the losses in a subsequent year if and when an account becomes uncollectible). The Company’s position is based upon the terms of a specific Treasury Regulation.

By letter dated July 28, 2006, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes the disallowance of the losses in the year in which the finance receivables were sold to Colonial, plus interest and penalties. The Company intends to vigorously defend its position and is in the process of preparing an administrative protest that it intends to file with the Appeals Office of the IRS. The protest will dispute the income tax changes proposed by the IRS, as well as the penalty assertion, and request a conference with a representative of the Appeals Office. If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company will have the option of asking an appropriate court to consider the issue.

Due to the preliminary stage of the foregoing proceedings, the Company is unable to determine at the present time the amount of adjustments, if any, that may result from this examination. If a tax deficiency is ultimately assessed by the IRS and thereafter sustained, such assessment could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term.

Recent Accounting Pronouncement

The Company adopted SFAS 123R effective May 1, 2006, using the modified-prospective transition method, and results for prior periods were not adjusted. Prior to adoption of SFAS 123R, the Company elected to use the intrinsic method under Accounting Principles Board Opinion No. 25, to account for its stock-based compensation arrangements. Compensation expense for stock options was recognized to the extent the market price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company will recognize compensation expense related to restricted stock grants over the vesting period of the underlying award in an amount equal to the fair market value of the Company’s stock on the date of the grant. Restricted stock grants with only service conditions will be accounted for under the straight-line attribution method.

SFAS 123R requires all stock-based awards to employees to be recognized in the income statement based on their fair values. SFAS 123R also requires the Company to estimate forfeitures of share-based payments upon grant and to reevaluate this estimate during the requisite service period.

For the three months ended July 31, 2006, the Company recognized total stock-based compensation expense of $138,000 (net of an $81,000 related income tax benefit).

As of July 31, 2006, the total compensation cost related to unvested restricted stock awards not yet recognized was $1.1 million. There are no expected forfeitures. The weighted-average period over which these awards are expected to be recognized is 3.1 years.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2008. No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statements.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature. The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses (averaging 19.1% over the last five full fiscal years), while its second and third fiscal quarters tend to have higher credit losses (averaging 21.2% over the last five full fiscal years).

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (6.25% at July 31, 2006) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At July 31, 2006, approximately 59% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($191 million) and variable interest rate borrowings ($35.8 million), and the percentage of Arkansas originated finance receivables (59%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$163	$1,250
+100 basis points	82	625
- 100 basis points	-82	-625
- 200 basis points	-163	-1,250

A similar calculation and table was prepared at April 30, 2006. The calculation and table was comparable with the information provided above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s MD&A under the heading “Business Risks and Forward-Looking Statements” in Part I, Item 2 of this report and in Part II, Item 7 of the Company’s Fiscal 2006 Form 10-K.

The following is an update to one risk factor since the filing of the Fiscal 2006 Form 10-K.

An unfavorable determination by the Internal Revenue Service in connection with a pending tax audit could have a material adverse effect on the Company’s financial results and condition.

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value, and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the provisions of the Regulations in all material respects. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Internal Revenue Service (“IRS”) recently concluded the previously reported examination of the Company’s consolidated income tax return for fiscal year 2002 and portions of the returns for fiscal 2003 and 2004. As a result of the examination, the IRS has questioned whether Car-Mart of Arkansas may claim certain tax losses upon the sale of its finance receivables to Colonial (as opposed to claiming the losses in a subsequent year if and when an account becomes uncollectible). The Company’s position is based upon the terms of a specific Treasury Regulation.

By letter dated July 28, 2006, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes the disallowance of the losses in the year in which the finance receivables were sold to Colonial, plus interest and penalties. The Company intends to vigorously defend its position and is in the process of preparing an administrative protest that it intends to file with the Appeals Office of the IRS. The protest will dispute the income tax changes proposed by the IRS, as well as the penalty assertion, and request a conference with a representative of the Appeals Office. If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company will have the option of asking an appropriate court to consider the issue.

Due to the preliminary stage of the foregoing proceedings, the Company is unable to determine at the present time the amount of adjustments, if any, that may result from this examination. If a tax deficiency is ultimately assessed by the IRS and thereafter sustained, such assessment could have a material adverse effect on the Company’s results of operations and financial condition, at least in the near term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of July 31, 2006, the Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last approved by the Board of Directors and announced on December 2, 2005. As of July 31, 2006, the Company had repurchased 101,250 shares of the common stock under the stock repurchase program. In the first quarter of 2007, the Company effected the following repurchases of the common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 through May 31	0	$0.00	0	918,750
June 1 through June 30	0	$0.00	0	918,750
July 1 through July 31	20,000	$15.75	20,000	898,750
Total	20,000	$15.75	20,000	898,750

Item 6. Exhibits

Exhibit Number	Description of Exhibit

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

Dated: September 11, 2006

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.