Form 10-Q
period 2007-01-31
AMERICAS CARMART INC
filed 2007-03-12
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2007	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 9, 2007
Common stock, par value $.01 per share	11,852,875

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements Condensed Consolidated Balance Sheets (Dollars in thousands)	America’s Car-Mart, Inc.

	January 31, 2007
	(unaudited)	April 30, 2006
Assets:
Cash and cash equivalents	$304	$255
Accrued interest on finance receivables	762	818
Finance receivables, net	144,034	149,379
Inventory	11,931	10,923
Prepaid expenses and other assets	1,102	802
Income taxes receivable	82	-
Deferred tax asset	871	-
Property and equipment, net	16,408	15,436

	$175,494	$177,613

Liabilities and stockholders’ equity:
Accounts payable	$2,717	$3,095
Accrued liabilities	7,881	8,743
Income taxes payable	-	1,847
Deferred tax liabilities	-	1,089
Revolving credit facilities and notes payable	43,324	43,588
	53,922	58,362

Commitments and contingencies - See Note H

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
11,964,125 issued (11,929,274 at April 30, 2006)	120	119
Additional paid-in capital	35,185	34,588
Retained earnings	88,219	86,042
Less: Treasury stock, at cost, 111,250 shares (81,250 at April 30, 2006)	(1,952))	(1,498))
Total stockholders’ equity	121,572	119,251

	$175,494	$177,613

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (Unaudited) (Dollars in thousands)	America’s Car-Mart, Inc.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenues:
Sales	$53,376	$53,200	$163,383	$157,377
Interest income	5,932	5,048	17,655	14,379
	59,308	58,248	181,038	171,756

Costs and expenses:
Cost of sales	31,289	29,636	93,765	87,011
Selling, general and administrative	10,489	9,769	31,405	28,710
Provision for credit losses	16,342	10,936	48,846	34,596
Interest expense	1,027	691	2,855	1,736
Depreciation and amortization	254	151	725	429
	59,401	51,183	177,596	152,482

Income (loss) before taxes	(93)	7,065	3,442	19,274

Provision (benefit) for income taxes	(43)	2,600	1,265	7,123

Net income (loss)	$(50)	$4,465	$2,177	$12,151

Earnings (loss) per share:
Basic	$-	$.38	$.18	$1.03
Diluted	$-	$.37	$.18	$1.01

Weighted average number of shares outstanding:
Basic	11,852,875	11,864,475	11,849,257	11,812,337
Diluted	11,852,875	12,011,480	11,958,615	11,984,883

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited) (In thousands)	America’s Car-Mart, Inc.

	Nine Months Ended
	January 31,
	2007	2006
Operating activities:
Net income	$2,177	$12,151

Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	48,846	34,596
Depreciation and amortization	725	429
Loss on sale of property and equipment	-	15
Stock based compensation expense	398	-
Deferred income taxes	(1,960)	599
Changes in operating assets and liabilities:
Finance receivable originations	(149,020)	(144,863)
Finance receivable collections	91,247	81,151
Accrued interest on finance receivables	56	(227)
Inventory	13,618	7,785
Prepaid expenses and other assets	(193)	(251)
Accounts payable and accrued liabilities	(1,240)	2,825
Income taxes payable	(1,929)	635
Net cash provided by (used in) operating activities	2,725	(5,155)

Investing activities:
Purchase of property and equipment	(1,926)	(3,709)
Proceeds from sale of property and equipment	229	157
Payment for businesses acquired	(460)	-
Net cash used in investing activities	(2,157)	(3,552)

Financing activities:
Exercise of stock options and related tax benefit	164	514
Purchase of common stock	(454)	(1,187)
Issuance of common stock	35	-
Proceeds from notes payable	11,200	-
Principal payments on notes payable	(497)	-
Proceeds from (repayments of) revolving credit facilities, net	(10,967)	9,196
Net cash provided by (used in) financing activities	(519)	8,523

Increase (decrease) in cash and cash equivalents	49	(184)
Cash and cash equivalents at: Beginning of period	255	459

End of period	$304	$275

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2007, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2006.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 54% of revenues from customers residing in Arkansas. The Company maintains a security interest in the vehicles sold. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. Car-Mart’s revolving credit facilities mature in April 2009. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2007, the Company’s assets (excluding its $109 million equity investment in Car-Mart) consisted of $25,000 in cash, $2.8 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At January 31, 2007 and 2006, 3.8% and 4.7%, respectively, of the Company’s finance receivable balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 61 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

At October 31, 2006, management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends. A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007. No such charge was required in the third quarter of fiscal 2007.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. The Company’s goodwill is included in Prepaid Expenses and Other at January 31, 2007, at approximately $460,000.

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

The Company recorded compensation cost for stock-based employee awards of $398,000 ($251,000 after tax effects) during the nine months ended January 31, 2007. The pretax amount includes $268,000 for restricted shares issued on May 1, 2006. The Company had not previously issued restricted shares. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

As a result of the adoption of SFAS 123R, earnings were lower than under the previous accounting method for share-based compensation by the following amounts:

(Dollars in thousands)	Nine Months Ended January 31, 2007

Earnings from continuing operations before income taxes	$130

Net earnings	$ 82

Basic and diluted net earnings per common share	$ .01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of non-qualified stock options and any disqualifying disposition of vested stock options as operating cash flows in the Consolidated Statement of Cash Flows. During the nine months ended January 31, 2006, approximately $92,000 in tax benefits relating to stock options exercised were included in operating cash flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended January 31, 2007, excess tax benefits relating to warrant exercises in the amount of $127,000 were included in financing cash flows.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the nine months ended January 31, 2006:

(Dollars in thousands)	Nine Months Ended January 31, 2006

Net income, as reported	$12,151

Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(100)

Pro forma net income	$12,051

Basic earnings per common share:
As reported	$1.03
Pro forma	$1.02

Diluted earnings per common share:
As reported	$1.01
Pro forma	$1.01

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2007	January 31, 2006

Expected term (years)	5.0	5.0
Risk-free interest rate	5.11%	4.5%
Volatility	60%	45%
Dividend yield	—	—

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

Stock Options

The shareholders of the Company have approved three stock option plans, including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”). No additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The options vest upon issuance. At April 30, 2006, there were 40,808, shares of common stock available for grant under the 1997 Plan. Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2015.

	Plan

	1986	1991	1997

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%	100%
Last expiration date for outstanding options	N/A	N/A	April 30, 2015
Shares available for grant at January 31, 2007	0	0	29,558

The following is a summary of the changes in outstanding options for the nine months ended January 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
		Price	Life

Outstanding at beginning of period	287,295	$10.38	61.2 Months

Granted	11,250	$20.47	113.1 Months
Exercised	(10,000)	$3.67	--

Outstanding at end of period	288,545	$11.00	55.5 Months

The grant-date fair value of options granted, net of tax, during the first nine months of fiscal 2007 and 2006 was $81,000 and $100,000, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2007 was $150,970. The aggregate intrinsic value of outstanding options at January 31, 2007 is $1,036,751.

The Company received cash from options exercised during the first nine months of fiscal 2007 of $36,667. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statement of Cash Flows.

Warrants

As of January 31, 2007, the Company had outstanding stock purchase warrants issued in 2004 to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11). All of the warrants are presently exercisable and expire between 2008 and 2009. The warrants have a weighted average remaining contractual life of 18.8 months at January 31, 2007. There were 22,329 shares of stock purchased as the result of warrants exercised during the nine months ended January 31, 2007. The total intrinsic value of warrants exercised during the first nine months of fiscal 2007 was $373,800. There were no warrants exercised during the nine months ended January 31, 2006. The outstanding warrants had no aggregate intrinsic value at January 31, 2007.

Restricted Stock Plan

The Company has a Restricted Stock Plan wherein a total of 39,978 shares were available for award at January 31, 2007. The associated compensation expense is spread equally over the service periods established at award date and is subject to the employee’s continued employment by the Company. During the first quarter of fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on grant date. These restricted shares had a weighted average vesting period of 3.3 years and begin vesting on April 30, 2007.

The Company recorded a pre-tax expense of $268,000 related to the restricted stock plan during the nine months ended January 31, 2007.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the first nine months of fiscal 2007.

As of January 31, 2007, the Company has $886,000 of total unrecognized compensation cost related to unvested awards granted under the Company’s Restricted Stock Plan, which the Company expects to recognize over a weighted-average remaining period of 2.6 years.

Treasury Stock

For the nine month period ended January 31, 2007, the Company purchased 30,000 shares of its common stock to be held as treasury stock for a total cost of $454,029. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncement

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

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

FASB Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2007 did not impact the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of the fiscal year ending April 30, 2009. The Company is in the process of evaluating the anticipated effect of SFAS 157 on its consolidated financial statements and is not currently in a position to determine such effects.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires quantification of the impact of all prior year misstatements from both an income statement and a balance sheet perspective to determine if the misstatements are material. SAB 108 is effective for the Company’s fiscal year ending April 30, 2007. The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

C - Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods generally ranging from 12 to 36 months. The components of finance receivables are as follows:

(In thousands)	January 31, 2007	April 30, 2006

Gross contract amount	$207,129	$207,378
Unearned finance charges	(21,985)	(22,135)
Principal balance	185,144	185,243
Less allowance for credit losses	(41,110)	(35,864)

	$144,034	$149,379

Changes in the finance receivables, net balance for the nine months ended January 31, 2007 and 2006 are as follows:

	Nine Months Ended January 31,
((In thousands)	2007	2006

Balance at beginning of period	$149,379	$123,099
Finance receivable originations	149,020	144,863
Finance receivables from acquisition of business	353	-
Finance receivable collections	(91,247)	(81,151)
Provision for credit losses	(48,846)	(34,596)
Inventory acquired in repossession	(14,625)	(10,018)

Balance at end of period	$144,034	$142,197

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2007 and 2006 are as follows:

	Nine Months Ended January 31,
(In thousands)	2007	2006

Balance at beginning of period	$35,864	$29,251
Provision for credit losses	48,846	34,596
Net charge-offs	(43,804)	(30,065)
Allowance related to purchased accounts	204	-

Balance at end of period	$41,110	$33,782

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2007	April 30, 2006

Land	$5,025	$5,234
Buildings and improvements	5,953	5,093
Furniture, fixtures and equipment	3,919	3,673
Leasehold improvements	4,071	3,292
Less accumulated depreciation and amortization	(2,560)	(1,856)

	$16,408	$15,436

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2007	April 30, 2006

Compensation	$1,881	$2,594
Cash overdraft	1,994	2,441
Deferred service contract revenue	1,706	1,627
Deferred sales tax	942	1,012
Subsidiary redeemable preferred stock	500	500
Interest	314	257
Other	544	312

	$7,881	$8,743

F - Debt Facilities

The Company’s debt consists of two revolving credit facilities totaling $50 million and two term loans as follows:

Revolving Credit Facilities
Lender	Total Facility Amount	Interest Rate	Maturity	Balance at January 31, 2007	Balance at April 30, 2006
Bank of Oklahoma	$50.0 million	Prime +/-	April 2009	$32,621,077	$43,588,443

The Company’s credit facilities set total borrowings allowed on the revolving credit facilities at $50 million. In addition, a $10 million term loan was funded in May 2006 and calls for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan was fixed at 7.33%. The principal balance on the term loan was $9,546,453 at January 31, 2007. The combined total for the Company’s credit facilities and its term loan with its primary lender is $60 million. On March 8, 2007, Car-Mart and its lenders amended the credit facilities effective December 31, 2006.

The significant provisions of the amendments include: a) an increase in the combined maximum leverage ratio (as defined) until October 2008, b) a decrease in the combined fixed charge coverage ratio (as defined) until January 2008, c) expansion of the pricing grid based on the leverage ratio, which could result in a maximum interest rate of prime plus 1% (or LIBOR plus 4%), up from prime plus .5% (or LIBOR plus 3.5%), d) an adjustment to combined minimum tangible net worth (as defined) and e) an increase in the interest rate on the $10 million term loan to 8.08% with possible future reductions based on performance.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables, inventory and real property. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate or prime plus or minus quarter point increments depending upon the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization (8.25% and 7.50% at January 31, 2007 and April 30, 2006, respectively). The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company obtained a waiver from its lender as it was not in compliance with the collateral adjustment percentage covenant at January 31, 2007. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2007, Car-Mart could draw an additional $8.3 million under the facility.

The Company also has a $1.2 million term loan secured by the corporate aircraft. The term loan is payable over ten years and has a fixed interest rate of 6.87%. The principal balance on this loan was $1,156,542 at January 31, 2007.

G - Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Weighted average shares outstanding-basic	11,852,875	11,864,475	11,849,257	11,812,337
Dilutive options and warrants	-	147,005	109,358	172,546

Weighted average shares outstanding-diluted	11,852,875	12,011,480	11,958,615	11,984,883

Antidilutive securities not included:
Options and warrants	122,250	88,500	106,000	93,250
Restricted stock	57,500	-	57,500	-
Common stock equivalent shares of 83,788 for options and warrants were excluded in the earnings per share calculation for the quarter due to the loss for the quarter ended January 31, 2007.

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

Litigation

In October 2006, the Company was named as a defendant in a putative class action complaint served in the District Court of Pottawatomie County, State of Oklahoma. A motion for class certification was denied after a hearing on March 1, 2007. The plaintiff has thirty days to appeal. The complaint asserts that the Company charged usurious interest rates to retail customers in the State of Oklahoma for the period June 11, 2004 and forward. The Company has answered the complaint and discovery is on going. The Company believes the complaint is without merit and intends to vigorously contest liability in this matter. Damages are unspecified and the Company cannot predict the outcome of this litigation or estimate an amount of possible loss or range of losses at this time.

I - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(In thousands)	2007	2006
Supplemental disclosures:
Interest paid	$2,800	$1,630
Income taxes paid, net	4,890	5,797

Non-cash transactions:
Inventory acquired in repossession	14,626	10,017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements. Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit for the Company’s business, the Company’s ability to underwrite and collect its finance receivables effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws, changes in lending laws or regulations, results of taxing authority examinations and litigation matters. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2007, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 13% and 21% per year over the last nine full fiscal years. Growth has historically resulted from same store revenue growth and the addition of new stores. For the nine months ended January 31, 2007, revenue growth has slowed to 5.4% compared to the prior year. The growth for the nine month period resulted from a 22.8% increase in interest income, an 8.3% increase in the average retail sales price and increased wholesale volumes, offset by a 5.1% decrease in the number of retail vehicles sold. For the three months ended January 31, 2007, revenue growth slowed to 1.8% compared to the prior year. The growth for the three month period resulted from a 17.5% increase in interest income, a 10.5% increase in the average retail sales price and increased wholesale volumes, offset by an 11.7% decrease in the number of retail vehicles sold.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last five full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 21% (average of 20.1%). Credit losses as a percentage of sales were 21.4% and 20.1% in fiscal years 2006 and 2005, respectively. Credit losses in the first nine months of fiscal 2007 (26.6%, excluding the effect of a $5.3 million increase in the allowance for loan losses made at October 31, 2006) were higher than the Company’s historical averages. Credit losses for the three months ended January 31, 2007 were 30.6%. Credit losses were higher due to several factors, and included higher losses experienced in most of the dealerships as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their notes. The largest percentage increase was concentrated in the Texas dealerships but the largest dollar increase was seen in the dealerships greater than 10 years old, particularly the Arkansas dealerships. While overall credit loss percentages are much lower in mature stores (stores in existence for 10 years or more), the losses for these locations during the quarter and nine months were higher than historical averages. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company continues to believe that the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At January 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 4.7% at January 31, 2006.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last nine fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 44% and 48%. Gross margins as a percentage of sales in the first nine months of fiscal 2007 were 42.7%, down from 44.7% in the same period of the prior fiscal year. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers. The Company’s gross margins have been negatively affected by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs, a higher volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles at break-even, and to the increase in the average retail sales price (a function of a higher purchase price).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2007	Three Months Ended
	January 31,		vs.	January 31,
	2007	2006	2006	2007	2006
Revenues:
Sales	$53,376	$53,200.3%		100.0%	100.0%
Interest income	5,932	5,048	17.5	11.1	9.5
Total	59,308	58,248	1.8	111.1	109.5

Costs and expenses:
Cost of sales	31,289	29,636	5.6%	58.6	55.7
Selling, general and administrative	10,489	9,769	7.4	19.7	18.4
Provision for credit losses	16,342	10,936	49.4	30.6	20.6
Interest expense	1,027	691	48.6	1.9	1.3
Depreciation and amortization	254	151	68.2	.5	.3
Total	59,401	51,183	16.1	111.3	96.2

Pretax (loss) income	$(93)	$7,065		(.2%)	13.3%

Operating Data:
Retail units sold	6,002	6,799
Average stores in operation	90.0	81.3
Average units sold per store	66.5	83.6
Average retail sales price	$8,293	$7,507
Same store revenue growth	(5.3%)	16.7%

Period End Data:
Stores open	91	84
Accounts over 30 days past due	3.8%	4.7%

Three Months Ended January 31, 2007 vs. Three Months Ended January 31, 2006

Revenues increased $1.1 million, or 1.8%, for the three months ended January 31, 2007 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores opened after January 31, 2006 ($3.2 million) (ii) stores opened during the three months ended January 31, 2006 ($900,000) offset by (iii) a $3 million reduction for stores that operated a full three months in both periods. The growth in revenues is lower than historical experience as the Company works to improve its underwriting practices and improve collection results in light of recent credit loss experience.

Cost of sales as a percentage of sales increased 2.9% to 58.6% for the three months ended January 31, 2007 from 55.7% in the same period of the prior fiscal year. The Company’s gross margins have been negatively affected by higher operating costs, mostly related to increased vehicle repair costs, a higher volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles at break-even, and to the higher purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 19.7% for the three months ended January 31, 2007, an increase of 1.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar expense met plan for the quarter; however, on a percentage basis fell short due to sales being lower than forecast. Had the Company met its internal revenue projection range, selling general and administrative expense would have been lower, on a percentage of sales basis, than for the same period in the prior year. The increase related primarily to increased advertising, higher insurance costs and higher costs related to increased repossession activity during the quarter. Additionally, the overall dollar increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure as well as incremental costs associated with the eight new lots opened within the last twelve months. Also, approximately $89,000 of non-cash stock-based compensation expense was recorded during the current quarter.

Provision for credit losses as a percentage of sales increased 10.0%, to 30.6% for the three months ended January 31, 2007 from 20.6% in the same period of the prior fiscal year. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Higher credit losses during the quarter were most pronounced in the mature lots (10 years and older) and in the Texas lots but were genrerally weaker for all lots. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to increase the focus of store management on credit quality, underwriting and collections, at all stores, and decrease the focus on sales growth. At January 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 4.7% at January 31, 2006.

Interest expense as a percentage of sales increased .6% to 1.9% for the three months ended January 31, 2007 from 1.3% for the same period of the prior fiscal year. The increase was attributable to higher average borrowings during the three months ended January 31, 2007 (approximately $48 million) as compared to the same period in the prior fiscal year (approximately $38 million), and an increase in the rate charged during the three months ended January 31, 2007 (average rate of 8.1% per annum) as compared to the same period in the prior fiscal year (average rate of 7.3% per annum). The increase in average borrowings resulted from the growth in accounts receivable, inventory and fixed assets as well as the repurchase of common stock. The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as well as changes in the Company’s operating performance which, under the Company’s revolving credit facilities, caused increases in the interest rates charged to the Company.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2007	Nine Months Ended
	January 31,		vs.	October 31,
	2007	2006	2006	2007	2006
Revenues:
Sales	$163,383	$157,377	3.8%	100.0%	100.0%
Interest income	17,655	14,379	22.8	10.8	9.1
Total	181,038	171,756	5.4	110.8	109.1

Costs and expenses:
Cost of sales	93,765	87,011	7.8%	57.4	55.3
Selling, general and administrative	31,405	28,710	9.4	19.2	18.2
Provision for credit losses	48,846	34,596	41.2	29.9	22.0
Interest expense	2,855	1,736	64.5	1.7	1.1
Depreciation and amortization	725	429	69.0	.4	.3
Total	177,596	152,482	16.5	108.7	96.9

Pretax income	$3,442	$19,274		2.1%	12.2%

Operating Data:
Retail units sold	19,282	20,319
Average stores in operation	88.7	79.8
Average units sold per store	223.6	254.6
Average retail sales price	$8,046	$7,429
Same store revenue growth	(.5%)	10.7%

Period End Data:
Stores open	91	84
Accounts over 30 days past due	3.8%	4.7%

Nine Months Ended January 31, 2007 vs. Nine Months Ended January 31, 2006

Revenues increased $9.3 million, or 5.4%, for the nine months ended January 31, 2007 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores opened after January 31, 2006 ($7 million) (ii) stores opened during the nine months ended January 31, 2006 ($3.1 million) offset by (iii) an $800,000 reduction in revenues from stores that operated a full nine months in both periods .

Cost of sales as a percentage of sales increased 2.1% to 57.4% for the nine months ended January 31, 2007 from 55.3% in the same period of the prior fiscal year. The Company’s gross margins have been negatively affected by higher operating costs, mostly related to increased vehicle repair costs, a higher volume and percentage of wholesale sales, which, for the most part relate to cash sales of repossessed vehicles at break-even and due to the higher purchase price of vehicles the Company sells. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 19.2% for the nine months ended January 31, 2007, an increase of 1.0% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar expense met plan for the quarter; however, on a percentage basis fell short due to sales being lower than forecast. Had the Company met its internal revenue projection range, selling general and administrative expense would have been lower, on a percentage of sales basis, than for the same period in the prior year. The increase related primarily to increased advertising, higher insurance costs and additional repossession activity during the nine months. Additionally, the overall dollar increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure as well as incremental costs associated with the eight new lots opened within the last twelve months. Also, approximately $398,000 of non-cash stock-based compensation expense was recorded during the current period. The above increases were offset, to an extent, by a reduction in professional fees incurred related to fiscal 2005 in connection with completion of the Company’s fiscal 2005 audit and compliance with the Sarbanes-Oxley Act of 2002.

Provision for credit losses as a percentage of sales increased 7.9%, to 29.9% for the nine months ended January 31, 2007 from 22.0% in the same period of the prior fiscal year. The increase included a $5.3 million charge to increase the allowance for credit losses at October 31, 2006. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. The largest percentage increase was concentrated in the Texas dealerships but the largest dollar increase was seen in the dealerships greater than 10 years old, particularly the Arkansas dealerships. While overall credit loss percentages are much lower in mature stores (stores in existence for 10 years or more), the losses for these locations during nine months were higher than historical averages. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to increase the focus of store management on credit quality, underwriting and collections, at all stores, and decrease the focus on sales growth. At January 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 4.7% at January 31, 2006.

Interest expense as a percentage of sales increased .6% to 1.7% for the nine months ended January 31, 2007 from 1.1% for the same period of the prior fiscal year. The increase was attributable to higher average borrowings during the nine months ended January 31, 2007 (approximately $47 million) as compared to the same period in the prior fiscal year (approximately $34 million), and an increase in the rate charged during the nine months ended January 31, 2007 (average rate of 8.1% per annum) as compared to the same period in the prior fiscal year (average rate of 6.8% per annum). The increase in our average borrowings resulted from the growth in finance receivables, inventory and fixed assets as well as the repurchase of common stock. The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as well as changes in the Company’s operating performance which, under the Company’s revolving credit facilities, caused increases in the interest rates charged to the Company.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2007	April 30, 2006
Assets:
Finance receivables, net	$144,034	$149,379
Inventory	11,931	10,923
Property and equipment, net	16,408	15,436

Liabilities:
Accounts payable and accrued liabilities	10,598	11,838
Debt facilities	43,324	43,588

Historically, finance receivables have tended to increase from period to period slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. In fiscal 2006, finance receivables, net grew 21.6% as compared to revenue growth of 14.4%. In fiscal 2005, finance receivables, net grew 18.7% as compared to revenue growth of 16.2%. Average months to maturity for the portfolio of finance receivables was 15 months as of January 31, 2007 compared to 16 months at January 31, 2006.

In the first nine months of fiscal 2007, inventory grew by 9% as compared to revenue growth of 5.4%. Inventory grew at a faster pace than revenues as a result of the Company’s decision to increase the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands. Additionally, sales levels for the first nine months of fiscal 2007, and particularly during the most recent quarter, have been below projections, resulting in additional vehicles available for sale.

Property and equipment, net increased $972,000 during the nine months ended January 31, 2007 as the Company opened six new locations and completed improvements at other existing properties.

Accounts payable and accrued liabilities decreased $1.2 million during the nine months ended January 31, 2007. The decrease was largely due to a decrease in accounts payable ($378,000) which resulted from a significantly lower volume of purchase activity during the three months ended January 31, 2007 compared to the three months ended April 30, 2006, and to the decrease in accrued compensation and cash overdrafts which resulted from timing. Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time. The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. Income taxes payable decreased $1.9 million and deferred income tax liabilities decreased $2.0 million during the nine months ended January 31, 2007. These decreases related primarily to payments made for prior year taxes and the non-deductibility of the $5.3 million increase in the allowance for loan losses which was recorded at October 31, 2006.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, (iv) stock repurchases and (v) income tax payments.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2007	2006
Operating activities:
Net income	$2,177	$12,151
Provision for credit losses	48,846	34,596
Finance receivable originations	(149,020)	(144,863)
Finance receivable collections	91,247	81,151
Inventory	13,618	7,785
Accounts payable and accrued liabilities	(1,240)	2,825
Income taxes payable	(1,929)	635
Other	(974)	565
Total	2,725	(5,155)

Investing activities:
Purchase of property and equipment	(1,926)	(3,709)
Sale of property and equipment	229	157
Payment for business acquired	(460)	-
Total	(2,157)	(3,552)

Financing activities:
Exercise of stock options and related tax benefits	164	514
Issuance of common stock	35	-
Purchase of common stock	(454)	(1,187)
Debt facilities, net	(264)	9,196
Total	(519)	8,523

Increase (decrease) in Cash	$49	$(184)

The Company generates cash flow from net income from operations. Most or all of this cash is used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under its credit facilities.

In general, in order to preserve capital and maintain flexibility, the Company prefers to lease the majority of the properties where its stores are located.  As of January 31, 2007, the Company leased approximately 75% of its store properties. The Company expects to continue to lease; however, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2007, the Company’s assets (excluding its $109 million equity investment in Car-Mart) consisted of $25,000 in cash, $2.8 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in violation of certain loan covenants at January 31, 2007. Waivers have been received from the Company’s lenders for the violations.

At January 31, 2007, the Company had $304,000 of cash on hand and an additional $8.3 million of availability under the revolving credit facilities. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $1 million to $2 million in the next 12 months in connection with refurbishing existing stores. In addition, from time to time the Company may use cash to repurchase its common stock. During the nine months ended January 31, 2007, the Company repurchased 30,000 shares of its common stock for $454,000.

The revolving credit facilities mature in April 2009. The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan was fixed at 7.33%. On March 8, 2007, Car-Mart and its lenders amended the credit facilities effective December 31, 2006.

The significant provisions of the amendments include: a) an increase in the combined maximum leverage ratio (as defined) until October 2008, b) a decrease in the combined fixed charge coverage ratio (as defined) until January 2008, c) expansion of the pricing grid based on the leverage ratio, which could result in a maximum interest rate of prime plus 1% (or LIBOR plus 4%), up from prime plus .5% (or LIBOR plus 3.5%), d) an adjustment to combined minimum tangible net worth (as defined) and e) an increase in the interest rate on the $10 million term loan to 8.08% with possible future reductions based on performance.

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

At October 31, 2006, management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends. A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007. No such charge was required in the third quarter of fiscal 2007.

Financial Accounting Standards Board (“FASB”) Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2007 did not impact the Company’s financial condition, results of operations or cash flows.

Recent Accounting Pronouncement

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

For the nine months ended January 31, 2007, the Company recognized total stock-based compensation expense of $251,000 (net of an $147,000 related income tax benefit).

As of January 31, 2007, the total compensation cost related to unvested restricted stock awards not yet recognized was $886,000. There are no expected forfeitures. The weighted-average period over which these awards are expected to be recognized is 3.1 years.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two-step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires quantification of the impact of all prior year misstatements from both an income statement and a balance sheet perspective to determine if the misstatements are material. SAB 108 is effective for the Company’s fiscal year ending April 30, 2007. The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

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

The Company’s financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (6.25% at January 31, 2007) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At January 31, 2007, approximately 58% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($185 million) and variable interest rate borrowings ($33.0 million), and the percentage of Arkansas originated finance receivables (58%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$ 220	$1,247
+100 basis points	110	623
- 100 basis points	-110	-623
- 200 basis points	-220	-1,247

A similar calculation and table was prepared at April 30, 2006. The calculation and table was comparable with the information provided above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (January 31, 2007). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2006, the Company was named as a defendant in a putative class action complaint served in the District Court of Pottawatomie County, State of Oklahoma. A motion for class certification was denied after a hearing on March 1, 2007. The plaintiff has thirty days to appeal. The complaint asserts that the Company charged usurious interest rates to retail customers in the State of Oklahoma for the period June 11, 2004 and forward. The Company has answered the complaint and discovery is on going. The Company believes the complaint is without merit and intends to vigorously contest liability in this matter. Damages are unspecified and the Company cannot predict the outcome of this litigation or estimate an amount of possible loss or range of losses at this time.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s MD&A under the heading “Forward-Looking Information” in Part I, Item 2 of this report and in Part I, Item 1a. “Risk Factors” of the Company’s Fiscal 2006 Form 10-K.

The following is an update to certain risk factors since the filing of the Fiscal 2006 Form 10-K.

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

At October 31, 2006, management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends. A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007. No such charge was required in the third quarter of fiscal 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last approved by the Board of Directors and announced on December 2, 2005. During the quarter ended January 31, 2007, the Company did not repurchase any shares of the common stock under the stock repurchase program.

Item 5. Other Information

On March 8, 2007 (effective date of December 31, 2006), Colonial Auto Finance, Inc. (“Colonial”), a subsidiary of America’s Car-Mart, Inc., a Texas corporation (the “Company”), entered into the Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement (the “Amended ARCA”) with a group of lenders, including Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank. Bank of Arkansas, N.A. serves as the agent for the lenders. The Amended ARCA increased the maximum combined Leverage Ratio (as defined) until October 2008, decreased the combined Fixed Charge Coverage Ratio (as defined) until January 2008, expanded the pricing grid, which is based on the combined Leverage Ratio and reset combined Minimum Tangible Net Worth (as defined).

Also on March 8, 2007 (effective date of December 31, 2006), America's Car-Mart, Inc., an Arkansas corporation (“ACM”), a subsidiary of the Company, and Texas Car-Mart, Inc. (“TCM”), a subsidiary of ACM, entered into the Fourth Amendment to Revolving Credit Agreement (“Amended RCA”) with Bank of Arkansas, N.A. The Amended RCA increased the maximum combined Leverage Ratio (as defined) until October 2008, decreased the combined Fixed Charge Coverage Ratio (as defined) until January 2008, expanded the pricing grid, which is based on the combined Leverage Ratio, reset combined Minimum Tangible Net Worth (as defined) and increased the interest rate on the $10 million Term Note to 8.08% with possible reductions based on performance.

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

* 4.1
Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank.

* 4.2
Fourth Amendment to Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Arkansas, N.A., as lender.

* 4.3	Guaranty Agreement dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Bank of Arkansas, N.A., as lender.

* 31.1	Rule 13a-14(a) certification.

* 31.2	Rule 13a-14(a) certification.

* 32.1	Section 1350 certification.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

By:	/s/ Tilman J. Falgout, III
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Dated: March 9, 2007

Exhibit Index

4.1
Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank.

4.2
Fourth Amendment to Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Arkansas, N.A., as lender.

4.3	Guaranty Agreement dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Bank of Arkansas, N.A., as lender.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.