Form 10-K
period 2007-04-30
AMERICAS CARMART INC
filed 2007-07-13
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

802 Southeast Plaza Avenue, Suite 200 Bentonville, Arkansas	72712
(Address of principal executive offices)	(Zip Code)

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
☐ Large accelerated filer            Accelerated filer ☒           Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates on October 31, 2006 was $154,068,451 (10,312,480 shares), based on the closing price of the registrant’s common stock of $14.94.
There were 11,878,110 shares of the registrant’s common stock outstanding as of July 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new store openings;

•	same store revenue growth;

•	future revenue growth;

•	receivables growth greater than revenue growth;

•	future credit losses;

•	the Company’s business and growth strategies;

•	financing the majority of growth from profits; and

•	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;

•	the Company’s ability to underwrite and collect its loans effectively;

•	competition;

•	dependence on existing management;

•	changes in lending laws or regulations; and

•	general economic conditions in the markets in which the Company operates, including fluctuations in employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc, an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2007, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold.  The Company sold its last remaining discontinued operation in July 2002.

Business Strategy

In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 26 years.  This business strategy focuses on:

•
Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and corporate office personnel on a daily basis.  Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five years, Car-Mart’s annual credit losses as a percentage of sales have ranged from a low of 18.5% in 2003 to a high of 29.1% in 2007 (average of 22.1%).  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.

•
Maintaining a Decentralized Operation.  The Company’s dealerships will continue to operate on a decentralized basis.  Each store is responsible for buying (with the assistance of a corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures.  Most customers make their payments in person at one of the Company’s dealerships.  This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including establishing standards for down-payments and contract terms as well as an internal compliance function.

•
Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company has decided to curtail its new store openings until operational initiatives have shown positive results. The focus will be on improving performance of existing dealerships prior to opening significant numbers of new stores. The Company acquired one existing Buy Here/Pay Here dealership in March 2006 and another in May 2006 and may consider acquiring additional existing dealerships if conditions and terms are favorable. However, the Company will continue to view organic growth as its primary source for growth.

•
Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company generally does not sell luxury cars or sports cars.  The average retail sales price was $8,125 in fiscal 2007.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio average of 27.1 months), while requiring relatively low payments.

•
Operating in Smaller Communities.  The majority of the Company’s dealerships are located in cities and towns with a population of 50,000 or less.  The Company believes that by operating in smaller communities it experiences better collection results.  Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas.

•
Enhance Management including Promoting from Within.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is better able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates. Additionally, the Company looks outside for associates possessing requisite skills who share the values and appreciate the Company’s unique culture developed over the years.

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

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors.  These business strengths include:

•
Experienced and Motivated Management.  The Company’s executive operating officers have an average tenure of approximately 17 years.  Several of Car-Mart’s store managers have been with the Company for more than 10 years.  Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store.  A significant portion of the compensation of Car-Mart senior management is incentive based.

•
Proven Business Practices.  The Company’s operations are highly structured.  While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store’s operations.  Detailed operating manuals are available to assist the store manager and office, sales and collections personnel in performing their daily tasks.  As a result, each store is operated in a uniform manner.  Further, corporate office personnel monitor the stores’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

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

•
Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2007, the Company’s debt to equity ratio was 0.33 to 1.0, which the Company believes is lower than the majority of its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

•
Significant Expansion Opportunities.  The Company generally targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in larger cities such as Tulsa, Oklahoma and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the nine states and other contiguous states in which the Company currently operates to satisfy any anticipated store growth for the next several years.  However, the Company does not currently plan to add locations in fiscal 2008 until the operational initiatives which are underway have proven successful. Additionally, existing lots will be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

Operations

•
Store Organization.  Stores are operated on a decentralized basis.  Each store is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment loans it originates.  Stores also maintain their own records and make daily deposits.  Store-level financial statements are prepared by the corporate office on a monthly basis.  Depending on the number of active customer accounts, a store may have as few as two or as many as 25 full-time associates employed at that location.  Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants.  Stores are open Monday through Saturday from 9:00 a.m. to 6:00 p.m.  The Company has both regular and satellite stores.  Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

•	Store Locations and Facilities. Below is a summary of stores opened during the fiscal years ended April 30, 2007, 2006 and 2005:

	Years Ended April 30,
	2007	2006	2005
Stores at beginning of year	85	76	70
New stores opened/acquired	7	10	6
Stores closed	-	(1)	-

Stores at end of year	92	85	76

Below is a summary of store locations by state as of April 30, 2007, 2006 and 2005:

	As of April 30,
Stores by State	2007	2006	2005
Arkansas	34	34	34
Oklahoma	17	15	13
Texas	16	16	14
Kentucky	9	8	7
Missouri	10	9	6
Kansas	1	1	1
Indiana	1	1	1
Tennessee	1	1	-
Alabama	3	-	-

Total	92	85	76

Stores are typically located in smaller communities.  As of April 30, 2007, approximately 74% of the Company’s stores were located in cities with populations of less than 50,000.  Stores are located on leased or owned property between one and three acres in size.  When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Store facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company’s buyers purchase vehicles between three and 10 years of age with 80,000 to 120,000 miles, and pay between $3,000 and $6,000 per vehicle.  The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass.  The Company also sells a number of trucks and sport utility vehicles.  Buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•
Selling, Marketing and Advertising.  Stores generally maintain an inventory of 15 to 75 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 10 to 12 times each year.  Selling is done principally by the store manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a five month or 5,500 mile service contract for $395 which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  The majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle.

The Company’s objective is to offer its customers basic transportation at a fair price and treat each customer in such a manner as to earn his or her repeat business.  The Company attempts to build a positive reputation in each community where it operates and generate new business from such reputation as well as from customer referrals.  The Company estimates that approximately 10% to 15% of the Company’s sales result from customer referrals.  The Company recognizes repeat customers with silver, gold and platinum plaques representing the purchase of 5, 10 and 15 vehicles, respectively.  These plaques are prominently displayed at the dealership where the vehicles were purchased.  For mature dealerships, a large percentage of sales are to repeat customers.

The Company primarily advertises in local newspapers, on the radio and on television.  In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

•
Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its stores.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 27.1 months), and annual interest charges ranging from 6% to 19% (average of 13.6 % at April 30, 2007). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction.  In general, the store manager attempts to assess the stability and character of the applicant.  The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store.

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

The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

•
New Store Openings.  The Company plans to curtail new store openings until operational initiatives have shown positive results. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new store and the specific sites within those communities.  New stores have historically been located in the general proximity of existing stores to facilitate the corporate office’s oversight of the Company’s stores.

The Company’s approach with respect to new store openings has been one of gradual development.  The manager in charge of a new store is normally a recently promoted associate who was an assistant manager at a larger store or a manager trainee.  The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. The facility may be of a modular nature or an existing structure.  New stores operate with a low level of inventory and personnel.  As a result of the modest staffing level, the new store manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her store’s operations.  As the store develops and the customer base grows, additional staff is hired.

Typically, monthly sales levels at new stores are substantially less than sales levels at mature stores.  Over time new stores gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new stores can exceed 20% per year for a number of years.  Historically, mature stores typically experience annual sales growth, but at a lower percentage than new stores. However, in 2007 the Company experienced a decrease in sales at mature stores as it focused on improving the quality of sales in the face of increased credit losses.

New stores are generally provided with approximately $500,000 to $750,000 in capital from the corporate office during the first 12 to 24 months of operation.  These funds are used principally to fund receivables growth.  After this 12 to 24 month start-up period, new stores typically become cash flow positive.  That is, receivables growth is funded from store profits rather than additional capital from the corporate office.  This limitation of capital to new, as well as existing, stores serves as an important operating discipline.  Essentially, stores must be profitable in order to grow.  Typically, new stores are profitable within the first year of opening.

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

Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company’s stores to inspect, review and comment on operations.  Often, the corporate office assists in training new managers and other store level associates.  Compliance auditors visit lots quarterly to ensure policies and procedures are being followed and that the Company’s assets are being safe-guarded. In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a store’s performance. Also, bankrupt and legal action accounts and other accounts that have been written off at dealerships are handled corporately in an effort to allow store personnel time to focus on more current accounts.

The Company’s store managers meet monthly on an area, regional or Company-wide basis.  At these meetings, corporate office personnel provide training and recognize achievements of store managers.  Near the end of every fiscal year, the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each store manager.  At these meetings, the year’s results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year.  The qualitative goals may focus on staff development, effective delegation, and leadership and organization skills.  Quantitatively, the Company establishes unit sales goals and, depending on the circumstances, may establish delinquency, account loss or expense goals.

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

•
Used Car Financing.  The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here/Pay Here dealers.  Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collections efforts.

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

Regulation and Licensing

The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles.  Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate.  These laws also regulate advertising and sales practices.  The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws.  Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

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

Employees

As of April 30, 2007, the Company, including its consolidated subsidiaries, employed approximately 800 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Available Information

The Company’s website is located at www.car-mart.com.  The Company makes available on this website, free of charge, access to the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information the Company files with, or furnishes to, the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the Company electronically submits this material to the SEC.  The information contained on the website or available by hyperlink from the website is not incorporated into this Annual Report on Form 10-K or other documents the Company files with, or furnish to, the SEC.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position with the Company

Tilman J. Falgout, III	58	Chairman of the Board, Chief Executive Officer, General Counsel and Director

William H. Henderson	43	Vice Chairman of the Board, President and Director

Eddie L. Hight	44	Chief Operating Officer

Jeffrey A. Williams	44	Chief Financial Officer, Vice President Finance and Secretary

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

Item 1A.  Risk Factors

Car-Mart is subject to various risks, including the risks described below. Car-Mart’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that Car-Mart currently deems immaterial may also impair its business and operations.

Risks Related to the Used Automotive Retail and Finance Industry

The Company may have a higher risk of delinquency and default than traditional lenders because it loans money to credit-impaired borrowers.

Substantially all of Car-Mart’s automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit.  Delinquency interrupts the flow of projected interest income and repayment of principal from a loan, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan or the vehicle cannot be recovered.  Car-Mart’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such loans.  Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks.  If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

A decrease in market interest rates would likely have an adverse effect on the Company’s profitability.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate plus 5%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2007, approximately 57% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

From time to time, the Company has to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing loans.  The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change.  If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio.

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

The used automotive retail industry is highly competitive and fragmented, which could result in increased costs to the Company for vehicles and adverse price competition.

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

The used automotive industry operates in a highly regulated environment with significant attendant compliance costs and penalties for non-compliance.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the nine states where Car-Mart operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 54% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.

Car-Mart’s success depends upon the continued contributions of its management teams.

The Company is dependent upon the continued contributions of its management teams and other key employees.  Since the Company maintains a decentralized operation in which each store is responsible for buying and selling its own vehicles, making credit decisions and collecting loans it originates, the key employees at each store are important factors in the Company’s ability to implement its business strategy.  Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when Car-Mart decides to open new lots, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which Car-Mart operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

The Company’s business is dependent upon the efficient operation of its information systems.

Car-Mart relies on its information systems to manage its sales, inventory, consumer financing, and customer information effectively. The failure of the Company’s information systems to perform as designed, or the failure to maintain and continually enhance or protect the integrity of these systems, could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

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

The Company leases a majority of the properties where its stores are located.  If and when the Company decides to open new stores, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s lot base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2007, the Company leased approximately 78% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2007.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company's common stock is traded on the NASDAQ National Market under the symbol CRMT.  The following table sets forth, by fiscal quarter, the high and low closing sales prices reported by NASDAQ for the Company's common stock for the periods indicated.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First quarter	$20.58	$15.04	$23.37	$19.96
Second quarter	17.01	13.90	21.72	15.94
Third quarter	15.08	10.41	18.65	14.29
Fourth quarter	13.84	10.56	22.06	17.45

As of July 13, 2007, there were approximately 1,054 stockholders of record.  This number excludes stockholders holding stock under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2002 and ending on April 30, 2007.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on May 1, 2002.

The dollar value at April 30, 2007 of $100 invested in the Company’s common stock on May 1, 2002 was $143.44, compared to $137.22 for the Automobile Index described above and $159.29 for the NASDAQ Market Index (U.S. Companies ).

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

Equity Compensation Plan Information

The following table provides information as of April 30, 2007 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans:
Approved by security holders	274,545	$ 10.59	28,558
Not approved by security holders (1)	18,750	13.11	-

Total	293,295	$ 10.75	28,558
_________________________________

(1)	For a description of equity compensation plans not approved by security holders, see “Warrants” in Note J to the Company’s financial statements included elsewhere herein.

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors and announced on December 2, 2005. During the quarter ended April 30, 2007, the Company did not repurchase any shares of the common stock under the stock repurchase program. As of April 30, 2007, the remaining number of shares that may be purchased under the plan was 888,750.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	Years Ended April 30,
	(In thousands)
	2007	2006	2005	2004	2003

Revenues	$240,334	$234,207	$204,788	$176,184	$154,885

Income from operations	$4,232	$16,705	$17,976	$15,639	$13,569

Net income	$4,232	$16,705	$17,976	$15,804	$14,075

Diluted earnings per share	$0.35	$1.39	$1.49	$1.31	$1.16

Total assets	$173,598	$177,613	$143,668	$117,241	$101,841
Total debt	$40,829	$43,588	$29,145	$22,534	$25,968
Stockholders’ equity	$123,728	$119,251	$103,265	$84,577	$65,961
Shares outstanding	11,875	11,848	11,844	11,637	10,812
_________________________________

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this annual report.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc, an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2007, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years.  Historically, finance receivables have tended to grow slightly faster than revenues. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2006, finance receivables grew 21.6% compared to revenue growth of 14.4%. The increase in 2006 primarily related to 1) an increase in the average term for installment sales contracts (to 27.25 months), 2) the timing of customer payments, particularly at year-end, 3) the purchase of finance receivables from Dan’s Auto Sales in Lexington, KY in March 2006, 4) the increase in the percentage of 30-day plus past due amounts at year-end (to 3.7%), and 5) an increase in the average interest rate charged resulting in a higher percentage of customer payments going to interest as opposed to principal reduction. Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will again be the trend.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 18.5% in 2003 and 29.1% in 2007 (average of 22.1%).  For the last two fiscal years, credit losses as a percentage of sales have averaged 25.2%. Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, significant negative external economic issues, including higher fuel prices, were prevalent throughout fiscal 2007.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last ten fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%. Gross margins as a percentage of sales for fiscal 2007 were 42.3% (41.5% for the fourth quarter). This is down from 44.3% for fiscal 2006 (43.2% for the fourth quarter). The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 due to the increased level of repossession activity coupled with relatively flat retail sales levels. The Company expects that its gross margin percentage will not change significantly in the future from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores and is able to implement operating initiatives is limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores and to meet operational initiatives.  In fiscal 2005 through 2007, the Company added resources to recruit, train and develop personnel.  The Company expects to continue to invest in the development of its workforce in fiscal 2008 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2007	2006
	Years Ended April 30,			vs.	vs.	As a % of Sales
Operating Statement:	2007	2006	2005	2006	2005	2007	2006	2005
Revenues:
Sales	$216,898	$214,482	$189,343	1.1%	13.3%	100.0%	100.0%	100.0%
Interest income and other	23,436	19,725	15,445	18.8	27.7	10.8	9.2	8.2
Total	240,334	234,207	204,788	2.6	14.4	110.8	109.2	108.2

Costs and expenses:
Cost of sales	125,073	119,433	101,769	4.7	17.4	57.7	55.7	53.7
Selling, gen and admin	41,778	39,261	34,788	6.4	12.9	19.3	18.3	18.4
Provision for credit loss	63,077	45,810	38,094	37.7	20.3	29.1	21.4	20.1
Interest expense	3,728	2,458	1,227	51.7	100.3	1.7	1.1	.6
Depreciation and amort	994	724	426	37.3	70.0	.5	.3	.2
Total	234,650	207,686	176,304	13.0	17.8	108.2	96.8	93.1

Pretax income	$5,684	$26,521	$28,484	(78.6)	(6.9)	2.6	12.4	15.0

Operating Data:
Retail units sold	25,199	27,415	25,399	(8.1%)	7.9%
Average stores in operation	89.7	81.5	74.5	10.1	9.4
Average units sold per store	281	336	341	(16.4)	(1.5)
Average retail sales price	$8,125	$7,494	$7,163	8.4	4.6
Same store revenue growth	(3.2%)	9.8%	11.8%
Receivables average yield	12.5%	11.6%	10.8%

2007 Compared to 2006

Revenues increased $6.1 million, or 2.6%, in fiscal 2007 as compared to fiscal 2006, principally as a result of (i) revenue growth from stores opened during fiscal 2006 or stores that opened or closed a satellite location during fiscal 2007 or fiscal 2006 ($7.4 million), (ii) revenues from stores opened during fiscal 2007 ($5.9 million), (iii) offset by a $7.2 million decrease in revenues for stores that operated a full 12 months in both periods.

Revenues increased 2.6% in fiscal 2007 as compared to revenue growth of 14.4% in fiscal 2006.  The decrease in revenue growth year over year is attributable to (i) a decrease in retail unit volumes in 2007 offset by an 8.4% increase in the average unit sales price, (ii) a lower growth rate for interest and other income, offset by (iii) increased wholesale sales during 2007.  Presently, the Company expects that its average retail sales price will increase in fiscal 2008, but at a rate slightly lower than its historical average annual price increase of 3% to 5%.

Cost of sales, as a percentage of sales, increased 2.0% to 57.7% in fiscal 2007 from 55.7% in fiscal 2006. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales was higher in 2007 versus 2006 which had a negative effect on gross margins. Consumer demand for the primary vehicles the Company acquires for its stores remains high and has been exacerbated by the slow down in domestic new car sales, resulting in higher purchase costs for vehicles.

Selling, general and administrative expense, as a percentage of sales, increased 1.0% to 19.3% in fiscal 2007 from 18.3% in fiscal 2006.  The percentage increase was principally the result of an increase in advertising and payroll costs and additional lot level expenditures associated with the opening of new dealerships. Included in payroll costs for 2007 is approximately $533,000 in stock based compensation associated with the adoption of SFAS 123R on May 1, 2006. Also, the percentage was negatively affected by the lower sales level increase.  Had sales levels been at planned volumes, selling, general and administrative expense, as a percentage of sales, would have been lower. Additionally, the Company incurred increased costs associated with strengthening controls and enhancing the corporate infrastructure to improve efficiencies and allow for future growth.

Provision for credit losses, as a percentage of sales, increased 7.7% to 29.1% in fiscal 2007 from 21.4% in fiscal 2006.  Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivable principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, significant negative external economic issues, including higher fuel prices, were prevalent throughout fiscal year 2007.

Interest expense, as a percentage of sales, increased .6% to 1.7% in fiscal 2007 from 1.1% in fiscal 2006.  The increase was principally the result of higher average borrowing levels and higher average interest rates on the credit facility during fiscal 2007.

The effective income tax rate in 2007 was 26%. This lower tax rate resulted primarily from the elimination of tax reserves established in prior years related to Internal Revenue Service (“IRS”) examinations of the Company’s 2002 tax returns and certain items in subsequent years. The reserves were eliminated based on notification received from the IRS that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. Going forward, the Company expects its effective tax rate to be closer to historical rates.

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

Revenues increased 14.4% in fiscal 2006 as compared to revenue growth of 16.2% in fiscal 2005.  The decrease in revenue growth year over year is attributable to a  larger increase in the average retail sales price in fiscal 2005 (10.1%) as compared to fiscal 2006 (4.6%) offset by an increase in retail units sold and an increase in interest income and other.  In February 2004, the Company made the decision to substantially reduce its purchase and sale of lower-priced vehicles and began purchasing and selling slightly higher-priced vehicles.

Cost of sales, as a percentage of sales, increased 2.0% to 55.7% in fiscal 2006 from 53.7% in fiscal 2005. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles having higher gross margin percentages. The Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel and transport costs. Additionally, the percentage of wholesale sales was higher in 2006 versus 2005 which had a negative effect on gross margins. Short-term supply issues during fiscal 2006, most prevalent during the final three quarters brought on by Hurricanes Katrina and Rita and by the slow down in domestic new car sales, resulted in higher purchase costs for vehicles.

Selling, general and administrative expense, as a percentage of sales, decreased .1% to 18.3% in fiscal 2006 from 18.4% in fiscal 2005.  The percentage decrease was principally the result of a decrease, as a percentage of sales, in compensation expense. The decrease in compensation expense, as a percentage of sales, is partially the result of selling higher-priced vehicles. Selling higher-priced vehicles increases sales without necessarily increasing compensation expense. The decrease in compensation expense was offset, to an extent, by other expense increases including 1) utility and travel costs which increased as a result of the increase in fuel prices during the year, 2) charges associated with the legal settlement with Astoria Entertainment, Inc., and 3) increased costs in the Information Technology Department and other corporate infrastructure areas to strengthen controls, improve efficiencies and allow for continued growth.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2007, 2006 and 2005 (in thousands):

	April 30,
	2007	2006	2005
Assets:
Finance receivables, net	$139,194	$149,379	$123,099
Inventory	13,682	10,923	7,985
Property and equipment, net	16,883	15,436	11,305

Liabilities:
Accounts payable and accrued liabilities	8,706	11,838	8,819
Revolving credit facilities	40,829	43,588	29,145

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price.  In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2006, finance receivables grew 21.6% compared to revenue growth of 14.4%. The increase in 2006 primarily related to 1) an increase in the average term for installment sales contracts (to 27.25 months), 2) the timing of customer payments, particularly at year-end, 3) the purchase of finance receivables from Dan’s Auto Sales in Lexington, KY in March 2006, 4) the increase in the percentage of 30-day plus past due amounts at year-end (to 3.7%), and 5) an increase in the average interest rate charged resulting in a higher percentage of customer payments going to interest as opposed to principal reduction. It is anticipated that the historical experience of finance receivables growing slightly faster than revenues will again be the trend into the future.

In fiscal 2007, inventory grew by 25% ($2.8 million) as compared to revenue growth of 2.6%.  Inventory grew at a faster pace than revenues as a result of (i) an increase in the level of inventory at many stores to provide an adequate mix of vehicles and to facilitate sales growth, (ii) an increase in the average inventory cost per unit and (iii) lower sales levels, particularly toward fiscal year end resulting in additional vehicles at dealerships.  In fiscal 2007, the average retail sales price increased 8.4% over fiscal 2006.

Property and equipment, net increased $1.4 million in fiscal 2007 as the Company purchased real estate for stores and incurred expenditures to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities decreased in fiscal 2007 due to the significantly lower sales volume, most pronounced toward the end of fiscal 2007. Unit sales were 17% lower in the fourth quarter of 2007 versus the fourth quarter of 2006.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) capital expenditures, and (iv) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the finance receivables growth and capital asset purchases.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Years Ended April 30,
	2007	2006	2005
Operating activities:
Net income	$4,232	$16,705	$17,976
Provision for credit losses	63,077	45,810	38,094
Finance receivable originations	(196,200)	(196,190)	(173,446)
Finance receivable collections	124,092	111,315	105,973
Inventory	16,811	10,692	7,954
Income Taxes	(3,695)	1,509	(89)
Other receivables	124	(294)	(14)
Accounts payable and accrued liabilities	(692)	1,389	1,482
Other	560	(440)	584
Total	8,309	(9,504)	(1,486)

Investing activities:
Purchase of property and equipment	(2,716)	(5,011)	(6,174)
Proceeds from sale of property and equipment	357	157	-
Payment for business acquired	(460)	(1,200)	-
Total	(2,819)	(6,054)	(6,174)

Financing activities:
Debt facilities, net	(2,759)	14,444	6,610
Change in cash overdrafts	(2,441)	1,629	(331)
Purchase of common stock	(454)	(1,312)	(531)
Exercise of stock options and warrants, including tax benefits	166	593	1,243
Total	(5,488)	15,354	6,991

Cash provided by (used in) continuing operations	$2	$(204)	$(669)

The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

The Company has had a tendency to lease the majority of the properties where its stores are located.  As of April 30, 2007, the Company leased approximately 78% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2007, the Company’s assets (excluding its $110 million equity investment in Car-Mart) consisted of $25,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

At April 30, 2007, the Company had $.3 million of cash on hand and an additional $10.2 million of availability under its revolving credit facilities (see Note F to the consolidated financial statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Further, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $2 million in the next 12 months in connection with refurbishing existing stores, and (iii) reduce debt, to the extent excess cash is available, if any.  In addition, from time to time the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2009.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual obligations as of April 30, 2007, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving line of credit	$30,311	$-	$30,311	$-	$-
Notes payable	10,518	751	1,693	1,986	6,088
Interest payments	4,598	809	1,427	1,135	1,227
Operating leases	27,151	2,685	5,224	4,779	14,463

Total	$72,578	$4,245	$38,655	$7,900	$21,778

We calculated estimated interest payments for the long term debt using the applicable rates and payment dates.  We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

The above excludes estimated interest payments on the Company’s revolving line of credit.  The Company paid $2.9 million in interest payments on the revolving line of credit debt in fiscal 2007.

The $27.2 million of lease commitments includes $6.7 million of non-cancelable lease commitments under the primary lease terms, and $20.5 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 78% of its store and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital.  The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2007, 2006 and 2005, rent expense for all operating leases amounted to approximately $2.8 million, $2.4 million and $2.1 million, respectively.

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

The Internal Revenue Service (“IRS”) has not yet formally concluded the previously disclosed examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. However, on May 8, 2007, the Company received notification from the IRS that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The formal notification of the examination results are expected in the near future. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  Based upon the favorable notification, the Company recognized $500,000 of net income in the fourth quarter of fiscal 2007 for the elimination of associated tax reserves.

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

At October 31, 2006 (the end of the Company’s second quarter), management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends.  A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007.  No such charge was required in the third or fourth quarters of fiscal 2007.

Recent Accounting Pronouncements

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

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption.  FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006.  The Company will adopt the provisions of this interpretation during the first quarter of fiscal 2008.  No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statement.

FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) was issued in May 2005.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this new pronouncement in fiscal 2007 did not impact the Company’s financial condition, results of operations or cash flows.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-Mart also elects to apply the provisions of Statement 157, “Fair Value Measurements”, at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

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

The Company’s financial instruments consist of fixed rate finance receivables, variable rate revolving notes payable and a $10 million fixed rate term loan (funded in May 2006 – see note F to the consolidated financial statements). The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  The Company’s revolving notes payable contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (6.25% at April 30, 2007) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2007, approximately 57% of the Company’s finance receivables were originated in Arkansas.  The remaining loan portfolio carries interest rates approximating 17%. Assuming that these percentages are held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact within the first few months on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($178.5 million) and variable interest rate borrowings ($30.3 million), and the percentage of Arkansas originated finance receivables (57%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
in Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$187	$1,177
+100 basis points	93	589
-100 basis points	(93)	(589)
-200 basis points	(187)	(1,177)

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2007 and 2006

Consolidated Statements of Operations for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas Corporation) and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April  30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2007  (included in item 9 A) expressed unqualified opinions on the effectiveness of internal control over financial reporting and management’s evaluation thereof.

Tulsa, Oklahoma
July 13, 2007

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2007	April 30, 2006
Assets:
Cash and cash equivalents	$257	$255
Accrued interest on finance receivables	694	818
Finance receivables, net	139,194	149,379
Inventory	13,682	10,923
Prepaid expenses and other assets	600	447
Income tax receivable	1,933	-
Goodwill	355	355
Property and equipment, net	16,883	15,436

	$173,598	$177,613

Liabilities and stockholders’ equity:
Accounts payable	$2,473	$3,095
Accrued liabilities	6,233	8,743
Income taxes payable	-	1,847
Deferred tax liabilities, net	335	1,089
Revolving credit facilities and notes payable	40,829	43,588
Total liabilities	49,870	58,362

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
11,985,958 issued (11,929,274 at April 30, 2006)	120	119
Additional paid-in capital	35,286	34,588
Retained earnings	90,274	86,042
Treasury stock, at cost (111,250 and 81,250 shares at April 30, 2007 and 2006)	(1,952)	(1,498)
Total stockholders’ equity	123,728	119,251

	$173,598	$177,613

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands)

	Years Ended April 30,
	2007	2006	2005
Revenues:
Sales	$216,898	$214,482	$189,343
Interest and other income	23,436	19,725	15,445
	240,334	234,207	204,788

Costs and expenses:
Cost of sales	125,073	119,433	101,769
Selling, general and administrative	41,778	39,261	34,788
Provision for credit losses	63,077	45,810	38,094
Interest expense	3,728	2,458	1,227
Depreciation and amortization	994	724	426
	234,650	207,686	176,304

Income before taxes	5,684	26,521	28,484

Provision for income taxes	1,452	9,816	10,508

Net income	$4,232	$16,705	$17,976

Earnings per share:
Basic	$.36	$1.41	$1.53
Diluted	$.35	$1.39	$1.49

Weighted average number of shares outstanding:
Basic	11,850,247	11,852,804	11,737,398
Diluted	11,953,987	12,018,541	12,026,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
	2007	2006	2005
Operating activities:
Net income	$4,232	$16,705	$17,976

Adjustments to reconcile income from operations
to net cash provided by (used in) operating activities:
Provision for credit losses	63,077	45,810	38,094
Depreciation and amortization	994	709	426
Loss (gain) on sale of property and equipment	(82)	15	-
Share based compensation	533	-	-
Deferred income taxes	(754)	(898)	370
Changes in operating assets and liabilities:
Finance receivable originations	(196,200)	(196,190)	(173,446)
Finance receivable collections	124,092	111,315	105,973
Accrued interest on finance receivables	124	(294)	(14)
Inventory	16,811	10,692	7,954
Prepaid expenses and other assets	(46)	(152)	92
Accounts payable and accrued liabilities	(692)	1,389	1,482
Income taxes payable	(3,695)	1,509	(89)
Excess tax benefit from share-based payments	(85)	(114)	(304)
Net cash provided by (used in) operating activities	8,309	(9,504)	(1,486)

Investing activities:
Purchase of property and equipment	(2,716)	(5,011)	(6,174)
Proceeds from sale of property and equipment	357	157	-
Payment for business acquired	(460)	(1,200)	-
Net cash used in investing activities	(2,819)	(6,054)	(6,174)

Financing activities:
Exercise of stock options and warrants	81	479	939
Excess tax benefits from share based compensation	85	114	304
Purchase of common stock	(454)	(1,312)	(531)
Change in cash overdrafts	(2,441)	1,629	(331)
Proceeds from notes payable	11,200	-	-
Principal payments on notes payable	(682)	-	-
Proceeds from revolving credit facilities	68,456	121,025	65,796
Payments on revolving credit facilities	(81,733)	(106,581)	(59,186)
Net cash provided by (used in) financing activities	(5,488)	15,354	6,991

Increase (decrease) in cash and cash equivalents	2	(204)	(669)
Cash and cash equivalents at: Beginning of period	255	459	1,128

End of period	$257	$255	$459

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
America’s Car-Mart, Inc.
(Dollars in thousands)

For the Years Ended April 30, 2007, 2006 and 2005

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at April 30, 2004	11,636,762	$116	$33,100	$51,361	$0	$84,577

Stock options/warrants exercised	233,199	2	937			939
Purchase of common stock	(17,773)	-	(345)			(345)
Purchase of 8,450 treasury shares					(186)	(186)
Tax benefit of options exercised			304			304
Net income				17,976		17,976

Balance at April 30, 2005	11,852,188	118	33,996	69,337	(186)	103,265

Stock options/warrants exercised	77,086	1	478			479
Purchase of 72,800 treasury shares					(1,312)	(1,312)
Tax benefit of options exercised			114			114
Net income				16,705		16,705

Balance at April 30, 2006	11,929,274	$119	$34,588	$86,042	$(1,498)	$119,251

Stock options/warrants exercised	13,750	-	81			81
Purchase of 30,000 treasury shares					(454)	(454)
Tax benefit of options exercised	22,329	-	85			85
Stock based compensation	20,605	1	532			533
Net income				4,232		4,232

Balance at April 30, 2007	11,985,958	$120	$35,286	$90,274	$(1,952)	$123,728

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc, an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2007, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based.  As a result of this decision, all of the Company’s other operating subsidiaries were sold.  The Company sold its last remaining discontinued operation in July 2002.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 54% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2009.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2007, the Company’s assets (excluding its $110 million equity investment in Car-Mart) consisted of $25,000 in cash, $3.0 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At April 30, 2007 and 2006, respectively, 3.4% and 3.7% of the Company’s finance receivable balances were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 52 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

At October 31, 2006 (the end of the Company’s second quarter), management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends.  A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007.  No such charge was required in the third or fourth quarters of fiscal 2007.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized.  There was no impairment of goodwill during fiscal 2007 and 2006.

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

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, and interest income and late fees earned on finance receivables.  Revenues are net of taxes collected from customers and remitted to government agencies.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.  At April 30, 2007 and 2006, finance receivables more than 90 days past due were approximately $115,000 and $178,000, respectively.  Late fees are recognized when collected and are included in interest income.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $2,912,000, $2,326,000 and $2,006,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation.  The Company contributed approximately $156,000, $155,000, and $103,000 to the plans for the years ended April 30, 2007, 2006 and 2005, respectively.

Effective February 1, 2007, the Company began offering employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company will take a charge to earnings for the 15% discount.  Amounts for fiscal 2007 were not material. A total of 200,000 shares have been registered and are available for issuance at April 30, 2007.

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

The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated financial results for prior periods.  Under this transition method, the Company applied the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after May 1, 2006.  All stock options and warrants outstanding at May 1, 2006 were fully vested.

The Company recorded compensation cost for stock-based employee awards of $533,000 ($336,000 after tax effects) during the year ended April 30, 2007.  The pretax amount includes $397,000 for restricted shares issued on May 1, 2006 and $136,000 for stock options granted in fiscal 2007.  The Company had not previously issued restricted shares.  Tax benefits were recognized for these costs at the Company’s overall expected effective tax rate.

As a result of the adoption of SFAS 123R, earnings were lower than under the previous accounting method for share-based compensation by the following amounts:

(Dollars in thousands)	Year Ended April 30, 2007

Income before taxes	$136

Net income	$ 85

Basic and diluted net earnings per common share	$ .01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of non-qualified stock options and any disqualifying disposition of vested stock options as operating cash flows in the Consolidated Statement of Cash Flows.  During the years ended April 30, 2006 and 2005, tax benefits relating to stock options exercised in the amounts of $114,000 and $304,000, respectively, were included in operating cash flows.  SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.  For the year ended April 30, 2007, excess tax benefits relating to option and warrant exercises in the amount of $85,000 were included in financing cash flows.  The 2006 and 2005 excess tax benefits have been reclassified as a financing cash flow to conform to the 2007 presentation.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended April 30, 2006 and 2005:

Years Ended April 30,
(Dollars in thousands)		2006	2005

Net income, as reported		$ 16,705	$ 17,976
Deduct:	Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(100)	(624)
Pro forma net income		$ 16,605	$ 17,352

Basic earnings per common share:
	As reported	$ 1.41	$ 1.53
	Pro forma	$ 1.40	$ 1.48

Diluted earnings per common share:
	As reported	$ 1.39	$ 1.49
	Pro forma	$ 1.38	$ 1.44

 The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average assumptions in the table below.

	April 30, 2007	April 30, 2006	April 30, 2005

Expected term (years)	4.8	5.0	5.0
Risk-free interest rate	5.14%	4.5%	4.9%
Volatility	62%	45%	40%
Dividend yield	—	—	—

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

Stock Options

The shareholders of the Company have approved three stock option plans, including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans.  The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  The options vest upon issuance.  At April 30, 2007, there were 28,558 shares of common stock available for grant under the 1997 Plan.  Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2016.

	Plan

	1986	1991	1997

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%	100%
Last expiration date for outstanding options	N/A	N/A	April 30, 2016
Shares available for grant at April 30, 2007	0	0	28,558

The following is a summary of the changes in outstanding options for the year ended April 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of period	287,295	$10.38	61.2 Months

Granted	12,250	$19.75	103.9 Months
Exercised	(13,750)	$5.89	--
Canceled	(11,250)	$20.82	--

Outstanding at end of period	274,545	$10.59	50.3 Months

The grant-date fair value of options granted, net of tax, during fiscal 2007 and 2006 was $85,000 and $100,000, respectively.  The total intrinsic value of options exercised during fiscal 2007 and 2006 was $155,621 and $754,257, respectively.  The aggregate intrinsic value of outstanding options at April 30, 2007 is $1,487,609.

The Company received cash from options exercised during fiscal 2007 of $81,030.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statement of Cash Flows.

Warrants

As of April 30, 2007, the Company had outstanding stock purchase warrants issued in 2004 to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11).  All of the warrants are presently exercisable and expire between 2008 and 2009.  The warrants have a weighted average remaining contractual life of 15.8 months at April 30, 2007.  There were 22,329 shares of stock purchased as the result of warrants exercised during the year ended April 30, 2007.  The intrinsic value of the warrants exercised was $374,000. The outstanding warrants at April 30, 2007 had an aggregate intrinsic value of $14,800.

Stock Incentive Plan

The Company has a Stock Incentive Plan wherein a total of 39,728 shares were available for award at April 30, 2007.  The associated compensation expense for grants of restricted stock is spread equally over the service periods established at award date and is subject to the employee’s continued employment by the Company.  During the first quarter of fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on grant date.  These restricted shares had a weighted average vesting period of 3.3 years and began vesting on May 1, 2006.  In the second quarter of fiscal 2007, 2,522 restricted shares were issued as part of the executive bonus plan.  In the third quarter, 250 shares were issued to an employee as a service award.  These shares are fully vested.

The Company recorded a pre-tax expense of $397,000 related to the Stock Incentive Plan during the fiscal year ended April 30, 2007.

There have been no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2007.

As of April 30, 2007, the Company has $796,000 of total unrecognized compensation cost related to unvested awards granted under the Company’s Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.4 years.

Treasury Stock

The Company purchased 30,000 and 72,800 shares of its common stock to be held as treasury stock for a total cost of $454,029 and $1,312,189 during 2007 and 2006, respectively. Treasury stock may be used for issuances under the Company’s stock option plan or for other general corporate purposes. All other common shares which have been purchased by the Company under its stock repurchase plan have been cancelled and retired.

Recent Accounting Pronouncements

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

FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption.  FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006.  The Company will adopt the provisions of this interpretation during the first quarter of fiscal 2008.  No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statements.

FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) was issued in May 2005.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this new pronouncement in fiscal 2007 did not impact the Company’s financial condition, results of operations or cash flows.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-mart also elects to apply the provisions of Statement 157, “Fair Value Measurements”, at the same time. Car-mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation.  Excess tax benefits related to equity instruments and cash overdrafts have been classified as financing cash flows.  Proceeds from and repayments of the revolving credit facility have been presented on a gross basis in the financing activities section of the statements of cash flows.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables as of April 30, 2007 and 2006 are as follows:

	April 30,
(In thousands)	2007	2006

Gross contract amount	$199,677	$207,378
Less unearned finance charges	(21,158)	(22,135)

Principal balance	178,519	185,243
Less allowance for credit losses	(39,325)	(35,864)

Finance receivables, net	$139,194	$149,379

Changes in the finance receivables, net balance for the years ended April 30, 2007, 2006 and 2005 are as follows:

	Years Ended April 30,
(In thousands)	2007	2006	2005

Balance at beginning of year	$149,379	$123,099	$103,684
Finance receivable originations	196,200	196,190	173,446
Finance receivables from acquisition of business	354	845	0
Finance receivable collections	(124,092)	(111,315)	(105,973)
Provision for credit losses	(63,077)	(45,810)	(38,094)
Inventory acquired in repossession	(19,570)	(13,630)	(9,964)

Balance at end of year	$139,194	$149,379	$123,099

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2007, 2006 and 2005 are as follows:

	Years Ended April 30,
(In thousands)	2007	2006	2005

Balance at beginning of year	$35,864	$29,251	$25,036
Provision for credit losses	63,077	45,810	38,094
Allowance related to acquisition of business, net change	(366)	527	0
Charge-offs, net of recovered collateral	(59,250)	(39,724)	(33,879)

Balance at end of year	$39,325	$35,864	$29,251

D - Property and Equipment

A summary of property and equipment as of April 30, 2007 and 2006 is as follows:

	April 30,
(In thousands)	2007	2006

Land	$5,221	$5,234
Buildings and improvements	5,890	5,093
Furniture, fixtures and equipment	4,000	3,673
Leasehold improvements	4,588	3,292
Less accumulated depreciation and amortization	(2,816)	(1,856)

	$16,883	$15,436

E - Accrued Liabilities

A summary of accrued liabilities as of April 30, 2007 and 2006 is as follows:

	April 30,
(In thousands)	2007	2006

Compensation	$1,970	$2,594
Cash overdraft (see Note B)	-	2,441
Deferred service contract revenue (see Note B)	1,812	1,627
Deferred sales tax (see Note B)	928	1,012
Subsidiary redeemable preferred stock (see Note H)	500	500
Interest	286	258
Other	737	311

	$6,233	$8,743

F – Revolving Credit Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	April 30, 2007	April 30, 2006

Bank of Oklahoma	$50.0 million	Prime +/-	Apr 2009	$30,311,142	$43,588,443

On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan. The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 8.08%. The principal balance on the term loan was $9.4 million at April 30, 2007.  The interest rate on the term loan could decrease to as low as 7.33% in the future if funded debt to EBITDA, as defined, is below 2.25 to 1.00.  The combined total for the Company’s credit facilities is $60 million. On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities. The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to and adjust the Company’s interest rate pricing grid on its revolving credit facilities.  The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate plus .75% per annum at April 30, 2007 (9.0%) and at the bank’s prime lending rate less .25% per annum at April 30, 2006 (7.50%).  The interest rate on the revolving credit facilities increased between years due to increases in the prime rate and to the Company’s financial performance.  The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at April 30, 2007. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory.  Based upon eligible finance receivables and inventory at April 30, 2007, Car-Mart could have drawn an additional $10.2 million under its facilities.

The Company also has a $1.2 million term loan secured by the corporate aircraft.  The term loan is payable over ten years and has a fixed interest rate of 6.87%.  The principal balance on this loan was $1.1 million at April 30, 2007.

G - Income Taxes

The provision for income taxes for the fiscal years ended April 30, 2007, 2006 and 2005 was as follows:
	Years Ended April 30,
(In thousands)	2007	2006	2005
Provision for income taxes
Current	$2,206	$10,714	$10,138
Deferred	(754)	(898)	370
	$1,452	$9,816	$10,508

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2007	2006	2005

Tax provision at statutory rate	$1,938	$9,282	$9,970
State taxes, net of federal benefit	13	643	751
Reduction of tax reserves	(500)	-	-
Other, net	1	(109)	(213)
	$1,452	$9,816	$10,508

The effective income tax rate in 2007 was 26%. This tax rate resulted primarily from the elimination of $500,000 of tax reserves established in prior years for potential issues from the Internal Revenue Service (“IRS”) examinations of the Company’s 2002 tax returns and certain items in subsequent years. The reserves were eliminated based on notification received from the IRS that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. Also, the Company’s state income taxes for 2007 were lower due to the distribution of taxable income among the Company’s operating subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2007 and 2006 were as follows:

	April 30,
(In thousands)	2007	2006
Deferred tax liabilities related to:
Finance receivables	$1,671	$2,520
Property and equipment	413	259
Total	2,084	2,779

Deferred tax assets related to:
Accrued liabilities	1,112	1,035
Inventory	586	479
Share based compensation	51	-
Other	-	176
Total	1,749	1,690
Deferred tax liabilities, net	$335	$1,089

H - Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries a 6% cumulative dividend.  Accumulated but undeclared dividends at April 30, 2007 and 2006 were $30,000. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2007, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.  The subsidiary preferred stock is included in accrued liabilities.

I – Weighted Average Shares Outstanding

Weighted average shares outstanding used in the calculation of basic and diluted earnings per share were as follows for the years ended April 30, 2007, 2006 and 2005:

	Years Ended April 30,
	2007	2006	2005

Average shares outstanding – basic	11,850,247	11,852,804	11,737,398
Dilutive options and warrants	103,740	165,737	289,347

Average shares outstanding – diluted	11,953,987	12,018,541	12,026,745

Antidilutive securities not included:
Options and warrants	88,500	77,250	21,563
Restricted Stock	39,667	-	-

J - Stock Options and Warrants

Stock Options

Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans.  The 1997 Plan sets aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  At April 30, 2007 and 2006, there were 28,558 and 40,808 shares of common stock available for grant, respectively, under the 1997 Plan.  Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2016.  The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2004 to April 30, 2007:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2004	508,391	$2.58 to 11.83	2,520,687	$4.96
Granted	86,250	19.83 to 23.75	2,004,550	23.24
Exercised	(224,256)	2.58 to 6.59	(939,175)	4.19
Canceled	(165)	6.59	(1,087)	6.59

Outstanding at April 30, 2005	370,220	$3.67 to $23.75	3,584,975	$9.68
Granted	15,000	22.17	332,550	22.17
Exercised	(72,650)	3.67 to 8.77	(479,971)	6.61
Canceled	(25,275)	6.59 to 23.75	(456,715)	18.07

Outstanding at April 30, 2006	287,295	$3.67 to $23.75	2,980,839	$10.38
Granted	12,250	11.62 to 20.47	241,908	19.75
Exercised	(13,750)	3.67 to 11.83	(81,030)	5.89
Canceled	(11,250)	19.83 to 22.17	(234,250)	20.82

Outstanding at April 30, 2007	274,545	$3.67 to $23.75	$2,907,467	$10.59

As of April 30, 2007, 2006 and 2005, all stock options were exercisable.  A summary of stock options outstanding as of April 30, 2007 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$ 3.67 to $ 8.77	185,045	2.52	$4.81
11.62 to 23.75	89,500	7.66	22.55

	274,545	4.19	$10.59

Warrants

As of April 30, 2007, the Company had stock purchase warrants outstanding to purchase 18,750 shares, issued during fiscal 2004 at a weighted average grant date fair value of $4.05, with prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11).  All of the warrants are presently exercisable and expire in fiscal year 2009.

K - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2007, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2008	$2,685
2009	2,640
2010	2,584
2011	2,460
2012	2,319
Thereafter	14,463

$27,151

The $27.2 million of lease commitments includes $6.7 million of non-cancelable lease commitments under the primary lease terms, and $20.5 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2007, 2006 and 2005, rent expense for all operating leases amounted to approximately $2,757,000, $2,440,000 and $2,114,000, respectively.

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

The Internal Revenue Service (“IRS”) has not yet formally concluded its examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. However, on May 8, 2007, the Company received notification from the IRS that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The formal notification of the examination results are expected in the near future. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  Based upon the favorable notification, the Company recognized $500,000 of net income in the fourth quarter of fiscal 2007 for the elimination of associated tax reserves.

L - Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2007 and 2006:

	April 30, 2007		April 30, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$257	$257	$255	$255
Finance receivables, net	139,194	133,840	149,379	138,719
Accounts payable	2,473	2,473	3,095	3,095
Revolving credit facilities	30,311	30,311	43,588	43,588
Notes payable	10,518	10,518	-	-

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The fair value was estimated based upon discussions with third party purchasers of finance receivables.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

Notes payable	The fair value approximates carrying value due to the nature of the collateral and the recent placement of the debt.

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2007, 2006 and 2005 are as follows:

	Years Ended April 30,
(In thousands)	2007	2006	2005
Supplemental disclosures:
Interest paid	$3,700	$2,336	$1,179
Income taxes paid, net	5,856	9,204	10,227

Non-cash transactions:
Inventory acquired in repossession	19,570	13,630	9,964

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2007 and 2006 is as follows (in thousands, except per share information):

	Year Ended April 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$62,191	$59,539	$59,308	$59,296	$240,334
Net income (loss)	4,155	(1,928)	(50)	2,055	4,232
Earnings per share:
Basic	.35	(.16)	-	.17	.36
Diluted	.35	(.16)	-	.16	.35

	Year Ended April 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$58,179	$55,329	$58,248	$62,451	$234,207
Net income	4,887	2,799	4,465	4,554	16,705
Earnings per share:
Basic	.41	.24	.38	.38	1.41
Diluted	.41	.23	.37	.38	1.39

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report (April 30, 2007), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2007.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that America’s Car-Mart Inc. (a Texas Corporation) and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  America’s Car-Mart Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that America’s Car-Mart Inc., and subsidiaries maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also in our opinion, America’s Car-Mart Inc., and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2007 and our report dated July 13, 2007 expressed an unqualified opinion on those financial statements.

Tulsa, Oklahoma
July 13, 2007

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not Applicable

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in October 2007 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.  Information regarding the executive officers of the Company is set forth under the heading "Executive Officers" in Part I, Item 1 of this report.

Item 11.  Executive Compensation

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.  See also “Equity Compensation Plan Information” in Item 5 of this report in response to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is will be contained in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)1.	Financial Statements and Accountant's Report

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2007 and 2006

Consolidated Statements of Operations for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2007, 2006 and 2005

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

4.2.1
First Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated September 30, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks.  (6)

Exhibit Number	Description of Exhibit

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

4.2.4
Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank. (16)

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

4.3.3
Fourth Amendment to Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc. an Arkansas corporation, and Texas Car-Mart, Inc. as borrowers, and Bank of Arkansas, N.A., as lender. (16)

4.3.4	Guaranty Agreement dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Bank of Arkansas, N.A., as lender. (16)

10.1	1986 Incentive Stock Option Plan. (9)

10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (10)

10.2	1991 Non-Qualified Stock Option Plan. (11)

10.3	1997 Stock Option Plan. (12)

10.4	2005 Restricted Stock Plan. (15)

Exhibit Number	Description of Exhibit

10.4.1	Amendment to 2005 Restricted Stock Plan (17)

10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (13)

10.6	Employment Agreement, dated May 1, 2006, between the Company and Tilman J. Falgout, III. (18)

10.7	Employment arrangements with Jeffrey A. Williams. (18)

10.8	Employment Agreement, dated May 1, 2006, between the Company and William H. Henderson. (18)

10.9	Employment Agreement, dated May 1, 2006, between the Company and Eddie Lee Hight. (18)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of America’s Car-Mart, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

24.1	Power of Attorney of William H. Henderson. (1)

24.2	Power of Attorney of Tilman J. Falgout, III. (1)

24.3	Power of Attorney of J. David Simmons. (1)

24.4	Power of Attorney of William A. Swanston. (1)

24.5	Power of Attorney of William M. Sams. (1)

24.6	Power of Attorney of Daniel J. Englander. (1)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)
___________________________
(1)	Filed herewith.
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

(13)	Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.
(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 and incorporated herein by reference.
(15)	Previously filed as Appendix B to the Company's Proxy Statement on Schedule 14A initially filed with the Securities and Exchange Commission on August 29, 2005 and incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 and incorporated herein by reference.
(17)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 and incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 and incorporated herein by reference.

(b)	The exhibits are listed in Item 15(a)3. above.

(c)	Refer to Item 15(a)2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 13, 2007	By:	/s/ Tilman J. Falgout, III
Tilman J. Falgout, III Chief Executive Officer (principal executive officer)

Dated: July 13, 2007	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board, Chief Executive	July 13, 2007
Tilman J. Falgout, III	Officer and Director

*	Vice Chairman of the Board,	July 13, 2007
William H. Henderson	President and Director

*	Director	July 13, 2007
J. David Simmons

*	Director	July 13, 2007
Daniel J. Englander

*	Director	July 13, 2007
William M. Sams

*	Director	July 13, 2007
William A. Swanston

* By/s/ Jeffrey A. Williams
Jeffrey A. Williams
As Attorney-in-Fact
Pursuant to Powers of
Attorney filed herewith

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of William A. Swanston.

24.5	Power of Attorney of William M. Sams.

24.6	Power of Attorney of Daniel J. Englander

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.