Form 10-K/A
period 2007-04-30
AMERICAS CARMART INC
filed 2007-07-17
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______  to ______________
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of America’s Car-Mart, Inc. (the “Company”) for the fiscal year ended April 30, 2007 is to refile the Reports of the Independent Registered Public Accounting Firm to include the conformed signature of said firm on its reports. This Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report, except as required to reflect the revised Reports of the Independent Registered Public Accounting Firm. This Form 10-K/A does not reflect any events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with filings made by the Company with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. The following items have been amended:

Part II - Item 8. Financial Statements and Supplementary Data
Part II - Item 9A. Controls and Procedures
Part IV - Item 15. Exhibits and Financial Statement Schedules

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

/S/ GRANT THORNTON LLP

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

/S/ GRANT THORNTON LLP

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

4.3.4	Guaranty Agreement dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Bank of Arkansas, N.A., as lender. (16)

10.1	1986 Incentive Stock Option Plan. (9)

10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (10)

10.2	1991 Non-Qualified Stock Option Plan. (11)

10.3	1997 Stock Option Plan. (12)

10.4	2005 Restricted Stock Plan. (15)

Exhibit Number	Description of Exhibit

10.4.1	Amendment to 2005 Restricted Stock Plan (17)

10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (13)

10.6	Employment Agreement, dated May 1, 2006, between the Company and Tilman J. Falgout, III. (18)

10.7	Employment arrangements with Jeffrey A. Williams. (18)

10.8	Employment Agreement, dated May 1, 2006, between the Company and William H. Henderson. (18)

10.9	Employment Agreement, dated May 1, 2006, between the Company and Eddie Lee Hight. (18)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of America’s Car-Mart, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

24.1	Power of Attorney of William H. Henderson. (1)

24.2	Power of Attorney of Tilman J. Falgout, III. (1)

24.3	Power of Attorney of J. David Simmons. (1)

24.4	Power of Attorney of William A. Swanston. (1)

24.5	Power of Attorney of William M. Sams. (1)

24.6	Power of Attorney of Daniel J. Englander. (1)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)
___________________________
(1)	Filed with the original report on Form 10-K; new certifications are filed with this Form 10-K/A.
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

AMERICA’S CAR-MART, INC.

Dated: July 16, 2007	By:	/s/ Tilman J. Falgout, III
Tilman J. Falgout, III Chief Executive Officer (principal executive officer)

Dated: July 16, 2007	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.