Form 10-Q
period 2007-07-31
AMERICAS CARMART INC
filed 2007-09-10
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2007	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 10, 2007
Common stock, par value $.01 per share	11,878,115

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	July 31, 2007
	(unaudited)	April 30, 2007
Assets:
Cash and cash equivalents	$238	$257
Accrued interest on finance receivables	761	694
Finance receivables, net	141,488	139,194
Inventory	12,354	13,682
Prepaid expenses and other assets	725	600
Income tax receivable	1,136	1,933
Goodwill	355	355
Property and equipment, net	17,215	16,883

	$174,272	$173,598

Liabilities and stockholders’ equity:
Accounts payable	$2,662	$2,473
Deferred payment protection plan revenue	2,302	-
Accrued liabilities	8,961	6,233
Deferred tax liabilities	531	335
Revolving Credit Facilities and notes payable	33,676	40,829
	48,132	49,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
11,989,365 issued (11,985,958 at April 30, 2007)	120	120
Additional paid-in capital	35,557	35,286
Retained earnings	92,415	90,274
Less: Treasury stock, at cost, 111,250 shares (111,250 at April 30, 2007)	(1,952)	(1,952)
Total stockholders’equity	126,140	123,728

	$174,272	$173,598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2007	2006
Revenues:
Sales	$52,863	$56,338
Interest income	5,844	5,853
	58,707	62,191

Costs and expenses:
Cost of sales	31,538	31,336
Selling, general and administrative	11,195	10,470
Provision for credit losses	11,519	12,655
Interest expense	810	902
Depreciation and amortization	274	232
	55,336	55,595

Income before taxes	3,371	6,596

Provision for income taxes	1,230	2,441

Net Income	$2,141	$4,155

Earnings per share:
Basic	$.18	$.35
Diluted	$.18	$.35

Weighted average number of shares outstanding:
Basic	11,875,782	11,850,796
Diluted	11,967,690	11,983,528

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,
	2007	2006
Operating activities:
Net income	$2,141	$4,155

Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	11,519	12,655
Depreciation and amortization	274	232
Loss on sale of property and equipment	47	-
Share based compensation	232	219
Deferred income taxes	196	434
Changes in operating assets and liabilities:
Finance receivable originations	(48,853)	(51,926)
Finance receivable collections	30,553	30,330
Accrued interest on finance receivables	(67)	(52)
Inventory	5,815	2,672
Prepaid expenses and other assets	(125)	(162)
Accounts payable and accrued liabilities	3,228	(215)
Income taxes receivable	797	969
Net cash provided by (used in) operating activities	5,757	(689)

Investing activities:
Purchase of property and equipment	(697)	(719)
Proceeds from sale of property and equipment	44	31
Payment for businesses acquired	-	(460)
Net cash used in investing activities	(653)	(1,148)

Financing activities:
Exercise of stock options and warrants	-	37
Issuance of common stock	39	-
Purchase of common stock	-	(315)
Change in cash overdrafts	1,992	(1,153)
Proceeds from notes payable	-	11,200
Principal payments on notes payable	(180)	(122)
Proceeds from revolving credit facilities	13,697	17,951
Payments on revolving credit facilities	(20,671)	(25,709)
Net cash provided by (used in) financing activities	(5,123)	1,889

Increase (decrease) in cash and cash equivalents	(19)	52
Cash and cash equivalents at: Beginning of period	257	255

End of period	$238	$307

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2007, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At July 31, 2007, the Company’s assets (excluding its $112 million equity investment in Car-Mart) consisted of $70,000 in cash, $4.4 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At July 31, 2007 and 2006, 4.1% and 5.6%, respectively, of the Company’s finance receivable balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 50 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Beginning May 1, 2007, the Company began offering retail customers in certain states the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle or the vehicle has been stolen. The Company will periodically evaluate anticipated losses to ensure that if they do exceed deferred payment protection plan revenue, an additional liability is recorded for such difference. No such additional liability is required at July 31, 2007.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2007, and to date, there has been none in fiscal 2008.

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

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, interest income and late fees earned on finance receivables, and revenues generated from the payment protection plan product, sold in certain states.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of service contracts are recognized ratably over the five-month service contract period. Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenue is initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided. Payment protection plan revenues are included in sales and related losses are included in cost of sales. Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off. At July 31, 2007 and 2006, finance receivables more than 90 days past due were approximately $342,000 and $877,000, respectively.

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

Stock-based compensation

The Company recorded compensation cost for stock-based employee awards of $232,000 ($146,000 after tax effects) and $219,000 ($138,000 after tax effects) during the three months ended July 31, 2007 and 2006, respectively. The pretax amounts for both fiscal periods include $89,000 for restricted shares issued on May 1, 2006. The Company had not previously issued restricted shares. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2007	July 31, 2006

Expected term (years)	5.0	5.0
Risk-free interest rate	5.02%	5.11%
Volatility	80%	60%
Dividend yield	—	—

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

Stock Options

The shareholders of the Company have approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”). No additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The options vest upon issuance. At April 30, 2007 there were 28,558, shares of common stock available for grant under the 1997 Plan. The 1997 Plan expired in July, 2007. Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2016.

	Plan

	1986	1991	1997

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%	100%
Last expiration date for outstanding options	N/A	N/A	July 2, 2017
Shares available for grant at July 31, 2007	0	0	0

The following is a summary of the changes in outstanding options for the three months ended July 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
		Price	Life

Outstanding at beginning of period	274,545	$10.59	50.3 Months

Granted	15,000	$13.37	119.15 Months
Exercised	-		--

Outstanding at end of period	289,545	$10.73	51 Months

The grant-date fair value of options granted during the first three months of fiscal 2007 and 2006 was $135,300 and $130,000, respectively. The aggregate intrinsic value of outstanding options at July 31, 2007 is $1,523,670.

There were no options exercised during the first three months of fiscal year 2008. The Company received cash from options exercised during the first three months of fiscal year 2007 of $36,667. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of July 31, 2007, the Company had outstanding stock purchase warrants outstanding to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11). All of the warrants are presently exercisable and expire between 2007 and 2009. The warrants have a weighted average remaining contractual life of 12.9 months at July 31, 2007. There were no exercises of warrants during the three months ended July 31, 2007 or 2006. The aggregate intrinsic value of all outstanding warrants at July 31, 2007 is $17,650.

Stock Incentive Plan

The Company has a stock incentive plan wherein a total of 39,728 shares were available for award at July 31, 2007. The associated compensation expense is spread equally over the vesting periods established at award date and is subject to the employee’s continued employment by the Company. During the first quarter of fiscal 2008, no restricted shares were granted. During the first quarter of fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on grant date. These restricted shares had a weighted average vesting period of 3.35 years and began vesting on April 30, 2007.

The Company recorded a pre-tax expense of $89,000 related to the stock incentive plan during the three months ended July 31, 2007 and 2006.

There have been no modifications to any of the Company’s outstanding share-based payment awards during the first quarter of fiscal 2008.

As of July 31, 2007, the Company has $707,000 of total unrecognized compensation cost related to unvested awards granted under the Company’s stock incentive plan, which the Company expects to recognize over a weighted-average remaining period of 2.1 years.

Treasury Stock

The Company did not purchase any of its shares of common stock for the first three months of fiscal 2008. For the three-month period ended July 31, 2006, the Company purchased 20,000 shares of its common stock to be held as treasury stock for a total cost of $314,970. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The Company had no adjustments or unrecognized tax benefits as a result of the implementation of Interpretation 48.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. . With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2004.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2007 or 2006.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115.” The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-mart also elects to apply the provisions of Statement 157, “Fair Value Measurements,” at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash overdrafts have been classified as financing cash flows. Proceeds from and repayments of the revolving credit facility have been presented on a gross basis in the financing activities section of the statements of cash flows.

C - Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables are as follows:

	July 31,	April 30,
(In thousands)	2007	2007

Gross contract amount	$202,093	$199,677
Unearned finance charges	(21,292)	(21,158)
Principal balance	180,801	178,519
Less allowance for credit losses	(39,313)	(39,325)

	$141,488	$139,194

Changes in the finance receivables, net balance for the three months ended July 31, 2007 and 2006 are as follows:

	Three Months Ended July 31,
(In thousands)	2007	2006

Balance at beginning of period	$139,194	$149,379
Finance receivable originations	48,853	51,926
Finance receivables from acquisition of business	-	353
Finance receivable collections	(30,553)	(30,330)
Provision for credit losses	(11,519)	(12,655)
Inventory acquired in repossession	(4,487)	(4,375)

Balance at end of period	$141,488	$154,298

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2007 and 2006 are as follows:

	Three Months Ended July 31,
(In thousands)	2007	2006

Balance at beginning of period	$39,325	$35,864
Provision for credit losses	11,519	12,655
Allowance related to business acquisition, net change	(38)	236
Net charge-offs	(11,493)	(11,566)

Balance at end of period	$39,313	$37,189

D - Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2007	2007

Land	$5,515	$5,221
Buildings and improvements	5,879	5,890
Furniture, fixtures and equipment	4,018	4,000
Leasehold improvements	4,877	4,588
Less accumulated depreciation and amortization	(3,074)	(2,816)

	$17,215	$16,883

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
(In thousands)	2007	2007

Compensation	$2,742	$1,970
Cash overdraft	1,992	-
Deferred service contract revenue	1,816	1,812
Deferred sales tax	891	928
Subsidiary redeemable preferred stock	500	500
Interest	250	286
Other	770	737

	$8,961	$6,233

F - Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	July 31, 2007	April 30, 2007

Bank of Oklahoma	$50.0 million	Prime +/-	Apr 2009	$23,336,992	$30,311,142

On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan. The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 8.08%. The principal balance on the term loan was $9.2 million at July 31, 2007. The interest rate on the term loan could decrease to as low as 7.33% in the future if funded debt to EBITDA, as defined, is below 2.25 to 1.00. The combined total for the Company’s credit facilities is $60 million. On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities. The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to adjust the Company’s interest rate pricing grid on its revolving credit facilities. The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate plus .75% per annum at July 31, 2007 (9.0%) and at the bank’s prime lending rate less .25% per annum at July 31, 2006 (8.0%). The interest rate on the revolving credit facilities increased between years due to increases in the prime rate and to the Company’s financial performance. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company was in compliance with the covenants at July 31, 2007. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2007, Car-Mart could have drawn an additional $26.7 million under its facilities.

The Company also has a $1.2 million term loan secured by the corporate aircraft. The term loan is payable over ten years and has a fixed interest rate of 6.87%. The principal balance on this loan was $1.1 million at July 31, 2007.

G - Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended
	July 31,
	2007	2006

Weighted average shares outstanding-basic	11,875,782	11,850,796
Dilutive options and warrants	91,908	132,732

Weighted average shares outstanding-diluted	11,967,690	11,983,528

Antidilutive securities not included:
Options and warrants	93,228	96,000
Restricted stock	39,667	57,500

H - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended
	July 31,
(In thousands)	2007	2006
Supplemental disclosures:
Interest paid	$845	$846
Income taxes paid, net	239	1,043

Non-cash transactions:
Inventory acquired in repossession	4,487	4,375

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2007, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years. Growth results from same store revenue growth and the addition of new stores. Revenue declined during the first three months of fiscal 2008 (5.6%) as compared to the first quarter of fiscal 2007 due to a 14.9% decrease in retail units sold, offset by a 6.2% increase in the average retail sales price and an increase in wholesale sales levels. Interest income for the quarter was down .2% when compared to the first quarter of fiscal 2007.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last six full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 29% (average of 21.6%). Credit losses as a percentage of sales were 29.1% for fiscal year 2007. Credit losses in the first three months of fiscal 2008 were 21.8% of sales compared to 22.5% for the first quarter of fiscal 2007. Management invested considerable time and effort on improving underwriting and collections during the latter part of fiscal 2007 and throughout the first quarter of fiscal 2008 which resulted in the decrease in credit losses when compared to the credit loss results for fiscal 2007. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  At July 31, 2007, 4.1% of the Company’s finance receivable balances were over 30 days past due, compared to 5.6% at July 31, 2006.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last ten full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%. Gross margins as a percentage of sales in the first three months of fiscal 2008 were 40.3%, down from 44.4% in the same period of the prior fiscal year. The Company’s retail gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers. The increase in vehicle costs and to a lesser extent, discretionary pricing adjustments have lead to reduced gross margin percentages for the first quarter of fiscal 2008. The Company’s gross margins have also been negatively affected by higher operating costs, mostly related to increased vehicle repair costs as well as increased volumes and prices associated with wholesale vehicles, which relate for the most part to repossessed vehicles sold at or near cost. The effect of the increase in wholesale volumes is more pronounced for the first quarter of fiscal 2008 because of the overall retail sales decline for the period. The Company’s new payment protection plan product had a positive effect on gross profit percentages for the quarter when compared to the first quarter of fiscal 2007. The Company expects that its gross margin percentage will improve during the balance of fiscal 2008 from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company increases its revenue line, which may include the addition of new stores, is limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to increase revenues. Over the last several fiscal years, the Company has added resources to train and develop personnel. In fiscal 2008 and for the foreseeable future, the Company expects to continue to invest in the development of its workforce.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2007	Three Months Ended
	July 31,		vs.	July 31,
	2007	2006	2006	2007	2006
Revenues:
Sales	$52,863	$56,338	(6.2%)	100.0%	100.0%
Interest income	5,844	5,853	(0.2)	11.1	10.4
Total	58,707	62,191	(5.6)	111.1	110.4

Costs and expenses:
Cost of sales	31,538	31,336.6%		59.7	55.6
Selling, general and administrative	11,195	10,470	6.9	21.2	18.6
Provision for credit losses	11,519	12,655	(9.0)	21.8	22.5
Interest expense	810	902	(10.2)	1.5	1.6
Depreciation and amortization	274	232	18.1	.5	.4
Total	55,336	55,595	(0.5)	104.7	98.7

Pretax income	$3,371	$6,596		6.4	11.7

Operating Data:
Retail units sold	5,847	6,867	(14.9%)
Average stores in operation	92.0	86.7	6.1
Average units sold per store per month	21.2	26.3	(19.4)
Average retail sales price	$8,407	$7,913	6.2
Same store revenue change	(8.3%)	1.9%

Period End Data:
Stores open	92	88	4.5%
Accounts over 30 days past due	4.1%	5.6%

Three Months Ended July 31, 2007 vs. Three Months Ended July 31, 2006

Revenues declined by $3.5 million, or 5.6%, for the three months ended July 31, 2007 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) revenue decrease from stores that operated a full three months in both periods ($5.1 million, or 8.3%), (ii) revenue growth from stores opened during the three months ended July 31, 2006 or stores that opened or closed a satellite location after April 30, 2006 ($.7million), and (iii) revenues from stores opened after July 31, 2006 ($.9 million).

Cost of sales as a percentage of sales increased 4.1% to 59.7% for the three months ended July 31, 2007 from 55.6% in the same period of the prior fiscal year. The increase in vehicle costs and to a lesser extent, discretionary retail pricing adjustments have lead to reduced gross margin percentages for the first quarter of fiscal 2008. The Company’s gross margins have also been negatively affected by higher operating costs, mostly related to increased vehicle repair costs as well as increased volumes and prices associated with wholesale vehicles, which relate for the most part to repossessed vehicles sold at or near cost. The effect of the increase in wholesale volumes is more pronounced for the first quarter of fiscal 2008 because of the overall retail sales decline for the period. The Company’s new payment protection plan product had a positive effect on gross profit percentages for the quarter when compared to the first quarter of fiscal 2007. The Company expects that its gross margin percentage will improve during the balance of fiscal 2008 from its current level.

Selling, general and administrative expense as a percentage of sales was 21.2% for the three months ended July 31, 2007, an increase of 2.6% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar expense met plan for the quarter; however, on a percentage basis fell short due to sales being lower than forecasted. The dollar increase between periods relates to 1) a 6% increase in the number of retail locations and the associated incremental costs for those locations, 2) increased advertising expenditures, and 3) slightly higher payroll costs including costs associated with strengthening controls and improving efficiencies for corporate functions to allow for future growth.

Provision for credit losses as a percentage of sales decreased .7% to 21.8% for the three months ended July 31, 2007 from 22.5% in the same period of the prior fiscal year. The decrease is largely attributable to lower losses experienced in across most of the store locations during the quarter. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to continue to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age.

Interest expense as a percentage of sales decreased .1% to 1.5% for the three months ended July 31, 2007 from 1.6% for the same period of the prior fiscal year. The increase was attributable to lower average borrowings during the three months ended July 31, 2007 (approximately $35.6 million) as compared to the same period in the prior fiscal year (approximately $46.3 million), offset by an increase in the rate charged during the three months ended July 31, 2007 (average rate of 8.8% per annum) as compared to the same period in the prior fiscal year (average rate of 7.8% per annum). The decrease in our average borrowings resulted from the lower sales levels and higher collection rates including higher down-payments on new loan originations, all of which contributed to $5.8 million in cash provided by operating activities for the quarter. Most of this cash was used to pay down the revolving lines of credit. The increase in interest rates is primarily attributable to increases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31,	April 30,
	2007	2007
Assets:
Finance receivables, net	$141,488	$139,194
Inventory	12,354	13,682
Property and equipment, net	17,215	16,883

Liabilities:
Accounts payable and accrued liabilities	13,925	8,706
Debt facilities	33,676	40,829

Historically, finance receivables have tended to grow slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2006, finance receivables grew 21.6% compared to revenue growth of 14.4%. It is anticipated that the historical experience of finance receivables growing slightly faster than revenues for the full fiscal year will again be the trend in the near term. Average months to maturity for the portfolio of finance receivables was 16 months at July 31, 2007.

In the first quarter of fiscal 2008, inventory decreased by 10% as sales in July were higher than in April leaving fewer vehicles on the lots at July 31, 2007 compared to April 30, 2007. Recently, inventory has grown at a faster pace than revenues as a result of the Company’s decision to increase the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands.

Property and equipment, net increased $.3 million during the three months ended July 31, 2007 as the Company completed improvements at existing properties.

Accounts payable and accrued liabilities increased $2.9 million during the three months ended July 31, 2007. The increase was largely due to an increase in accrued compensation related to the timing of payroll ($.8 million) and a $1.99 million increase in cash overdraft. Cash overdraft fluctuates based upon the day of the week and the level of checks that are outstanding at any point in time. Deferred payment protection plan revenue was $2.3 million at July 31, 2007. This product was introduced in May, 2007.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2007	2006
Operating activities:
Net Income	$2,141	$4,155
Provision for credit losses	11,519	12,655
Finance receivable originations	(48,853)	(51,926)
Finance receivable collections	30,553	30,330
Inventory	5,815	2,672
Accounts payable and accrued liabilities	3,228	(215)
Income taxes payable	797	969
Other	557	671
Total	5,757	(689)

Investing activities:
Purchase of property and equipment	(697)	(719)
Sale of property and equipment	44	31
Payment for business acquired		(460)
Total	(653)	(1,148)

Financing activities:
Debt facilities, net	(7,154)	3,320
Change in cash overdrafts	1,992	(1,153)
Issuance of common stock	39	-
Purchase of common stock	-	(315)
Issuance of stock options and warrants	-	37
Total	(5,123)	1,889

Increase (decrease) in Cash	$(19)	$52

The Company generates cash flow from net income from operations. Most or all of this cash has historically been used to fund finance receivables growth. To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under its credit facilities.

The Company has had a tendency to lease the majority of the properties where its stores are located. As of July 31, 2007, the Company leased approximately 75% of its store properties. The Company expects to continue to lease the majority of the properties where its stores are located. In general, in order to preserve capital and maintain flexibility, the Company prefers to lease its store locations. However, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2006), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At July 31, 2007, the Company’s assets (excluding its $112 million equity investment in Car-Mart) consisted of $ 69,000 in cash, $3.8 million in other assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in compliance with loan covenants at July 31, 2007.

At July 31, 2007 the Company had $0.2 million of cash on hand and an additional $18.5 million of availability under the revolving credit facilities. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2 million in the next 12 months in connection with refurbishing existing stores. In addition, from time to time the Company may use cash to repurchase its common stock.

The revolving credit facilities mature in April 2009. The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is currently fixed at 8.08%. The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2007 in the Company’s Annual Report on Form 10-K.

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

By letter dated August 21, 2007, the Internal Revenue Service (“IRS”) formally concluded its examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. The notification from the IRS indicated that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.

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

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The Company had no adjustments or unrecognized tax benefits as a result of the implementation of Interpretation 48.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2004.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2007 or 2006.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115.” The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-Mart also elects to apply the provisions of Statement 157, “Fair Value Measurements,” at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature. The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle. Further, the Company experiences seasonal fluctuations in its finance receivable credit losses. As a percentage of sales, the Company’s first and fourth fiscal quarters have historically tended to have lower credit losses, while its second and third fiscal quarters have tended to have higher credit losses.

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

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuates with the prime interest rate of its lender). However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (6.25% at July 31, 2007) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At July 31, 2007, approximately 58% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations. However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($181 million) and variable interest rate borrowings ($23.3 million), and the percentage of Arkansas originated finance receivables (58%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$346	$1,361
+100 basis points	173	681
- 100 basis points	-173	-681
- 200 basis points	-346	-1,361

A similar calculation and table was prepared at April 30, 2007. The calculation and table was comparable with the information provided above.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

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

Item 4T. Controls and Procedures

Not applicable

PART II
Item 1A. Risk Factors

Information regarding risk factors appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Forward Looking Information” in Part I, Item 2 of this report under the heading “Risk Factors” and in Part I, Item 1A of the Company’s Fiscal 2007 Form 10-K.

The following is an update to the risk factor since the filing of the Fiscal 2007 Form 10-K.

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

By letter dated August 21, 2007, the Internal Revenue Service (“IRS”) formally concluded its examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. The notification from the IRS indicated that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.

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

Dated: September 10, 2007

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.