Form 10-Q
period 2007-10-31
AMERICAS CARMART INC
filed 2007-12-07
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
October 31, 2007	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	December 7, 2007
Common stock, par value $.01 per share	11,878,463

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	October 31, 2007
	(unaudited)	April 30, 2007
Assets:
Cash and cash equivalents	$375	$257
Accrued interest on finance receivables	820	694
Finance receivables, net	148,896	139,194
Inventory	13,553	13,682
Prepaid expenses and other assets	721	600
Income taxes receivable	2,783	1,933
Goodwill	355	355
Property and equipment, net	17,792	16,883

	$185,295	$173,598

Liabilities and stockholders’ equity:
Accounts payable	$2,771	$2,473
Deferred payment protection plan revenue	3,595	-
Accrued liabilities	8,942	6,233
Deferred tax liabilities	2,866	335
Revolving credit facilities and notes payable	37,334	40,829
Total liabilities	55,508	49,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
11,989,713 issued (11,985,958 at April 30, 2007)	120	120
Additional paid-in capital	35,738	35,286
Retained earnings	95,881	90,274
Treasury stock, at cost (111,250 shares at October 31, 2007 and April 30, 2007)	(1,952)	(1,952)
Total stockholders’ equity	129,787	123,728

	$185,295	$173,598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Sales	$62,228	$53,669	$115,091	$110,007
Interest and other income	6,015	5,870	11,859	11,723
	68,243	59,539	126,950	121,730

Costs and expenses:
Cost of sales	36,028	31,140	67,566	62,476
Selling, general and administrative	11,630	10,446	22,825	20,916
Provision for credit losses	14,232	19,848	25,751	32,504
Interest expense	820	927	1,630	1,829
Depreciation and amortization	278	239	552	470
	62,988	62,600	118,324	118,195

Income (loss) before taxes	5,255	(3,061)	8,626	3,535

Provision for income taxes	1,789	(1,133)	3,019	1,308

Net income (loss)	$3,466	$(1,928)	$5,607	$2,227

Earnings (loss) per share:
Basic	$.29	$(.16)	$.47	$.19
Diluted	$.29	$(.16)	$.47	$.19

Weighted average number of shares outstanding:
Basic	11,878,273	11,844,101	11,877,027	11,847,449
Diluted	11,961,639	11,844,101	11,964,665	11,969,592

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended
	October 31,
	2007	2006
Operating activities:
Net income	$5,607	$2,227

Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	25,751	32,504
Depreciation and amortization	552	470
Loss on sale of property and equipment	(2)	-
Share based compensation	408	343
Deferred income taxes	2,531	(1,358)
Changes in operating assets and liabilities:
Finance receivable originations	(106,192)	(100,846)
Finance receivable collections	61,498	60,735
Accrued interest on finance receivables	(126)	(62)
Inventory	9,372	6,038
Prepaid expenses and other assets	(121)	(152)
Change in deferred payment protection plan revenue	3,595	-
Accounts payable and accrued liabilities	1,125	(1,562)
Income taxes receivable	(850)	(1,876)
Net cash provided by (used in) operating activities	3,148	(3,539)

Investing activities:
Purchase of property and equipment	(1,518)	(1,299)
Proceeds from sale of property and equipment	59	31
Payment for businesses acquired	-	(460)
Net cash used in investing activities	(1,459)	(1,728)

Financing activities:
Exercise of stock options and warrants	-	164
Issuance of common stock	43	-
Purchase of common stock	-	(454)
Change in cash overdrafts	1,881	(5)
Proceeds from notes payable	-	11,200
Principal payments on notes payable	(361)	(308)
Proceeds from revolving credit facilities	31,889	26,104
Payments on revolving credit facilities	(35,023)	(31,651)
Net cash provided by (used in) financing activities	(1,571)	5,050

Increase (decrease) in cash and cash equivalents	118	(217)
Cash and cash equivalents at: Beginning of period	257	255

End of period	$375	$38

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2007, the Company operated 93 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2007.

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

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2007, the Company’s assets (excluding its $116 million equity investment in Car-Mart) consisted of $56,000 in cash, $3.1 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At October 31, 2007 and 2006, 3.8% and 5.4%, respectively, of the Company’s finance receivable balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 56 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Beginning May 1, 2007, the Company began offering retail customers in certain states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenue, an additional liability is recorded for such difference.  No such additional liability is required at October 31, 2007.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Payment protection plan revenue is initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off.  At October 31, 2007 and 2006, finance receivables more than 90 days past due were approximately $632,000 and $955,000, respectively.

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

Stock-based compensation

The Company recorded compensation cost for stock-based employee awards of $408,000 ($259,000 after tax) and $308,000 ($194,000 after tax) during the six months ended October 31, 2007 and 2006, respectively.  The pretax amounts include $217,000 and $179,000 for restricted shares for the periods ended October 31, 2007 and 2006, respectively.  The Company had not previously issued restricted shares.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below for the six months ended:

	October 31, 2007	October 31, 2006

Expected term (years)	6.9	5.0
Risk-free interest rate	4.40%	5.11%
Volatility	80%	60%
Dividend yield	—	—

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

Stock Options

On October 16, 2007, the shareholders of the Company approved the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase up to an aggregate 1,000,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The shares of common stock available for issuance under the 2007 Plan may, at the election of the Company’s board of directors, be unissued shares or treasury shares, or shares purchased in the open market or by private purchase.

The stockholders of the Company previously approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  No additional option grants may be made under the 1986 and 1991 Plans.  The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  The options vest upon issuance.  At April 30, 2007 there were 28,558, shares of common stock available for grant under the 1997 Plan. Options for 15,000 of these shares were granted to the Company’s outside directors on July 2, 2007. The 1997 Plan expired in July 2007. Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at October 31, 2007	0	640,000

The following is a summary of the changes in outstanding options for the three months ended October 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
		Price	Life

Outstanding at beginning of period	274,545	$10.59	50.3 Months

Granted	375,000	$11.96	119.5 Months
Exercised	-	-	--

Outstanding at end of period	649,545	$11.38	87.7 Months

The grant-date fair value of options granted during the first six months of fiscal 2008 and 2007 was $3,360,000 and $130,000, respectively.  The aggregate intrinsic value of outstanding options at October 31, 2007 is $1,379,000. Of the 375,000 options granted during the six months ended October 31, 2007, 360,000 were granted to executive officers on October 16, 2007 upon the approval by shareholders of the 2007 Plan. The options were granted at fair market value on date of grant. These options vest in one third increments on April 30, 2008, April 30, 2009 and April 30, 2010 and are subject to the attainment of certain profitability goals over the entire vesting period. As of October 31, 2007, the Company has $3,177,000 of total unrecognized compensation cost related to unvested options granted under the 2007 Plan.  At each period end, the Company will evaluate and estimate the likelihood of attaining the underlying performance goals and recognize compensation cost accordingly. These outstanding options have a weighted-average remaining vesting period of 2.5 years.

There were no options exercised during the first six months of fiscal year 2008.  The Company received cash from options exercised during the first six months of fiscal year 2007 of $36,667.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of October 31, 2007, the Company had outstanding stock purchase warrants to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11).  All of the warrants are presently exercisable and expire between 2008 and 2009.  The warrants have a weighted average remaining contractual life of 9.8 months at October 31, 2007.  There were no exercises of warrants during the six months ended October 31, 2007.  There were 22,329 shares of stock purchased as the result of warrants exercised during the six months ended October 31, 2006.  The aggregate intrinsic value of all outstanding warrants at October 31, 2007 is $2,800.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally spread equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During the first six months of fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  During the first six months of fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on the grant date.  Restricted shares issued under the Stock Incentive Plan had an initial weighted average vesting period of 2.6 years and began vesting on April 30, 2007. A total of 24,380 shares remained available for award at October 31, 2007.

The Company recorded a pre-tax expense of $217,000 and $179,000 related to the Stock Incentive Plan during the six months ended October 31, 2007 and 2006, respectively.

As of October 31, 2007, the Company has $1,353,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.7 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during the first six months of fiscal 2008.

Treasury Stock

The Company did not purchase any of its shares of common stock for the first six months of fiscal 2008.  For the six-month period ended October 31, 2006, the Company purchased 30,000 shares of its common stock to be held as treasury stock for a total cost of $454,029. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2007 or 2006.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.” The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-Mart also elects to apply the provisions of Statement 157, “Fair Value Measurements,” at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation.  Cash overdrafts have been classified as financing cash flows.  Proceeds from and repayments of the revolving credit facility have been presented on a gross basis in the financing activities section of the statements of cash flows.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 8% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods generally ranging from 12 to 36 months.  The components of finance receivables are as follows:

	October 31,	April 30,
(In thousands)	2007	2007

Gross contract amount	$212,043	$199,677
Unearned finance charges	(22,096)	(21,158)
Principal balance	189,947	178,519
Less allowance for credit losses	(41,051)	(39,325)

	$148,896	$139,194

Changes in the finance receivables, net balance for the six months ended October 31, 2007 and 2006 are as follows:

	Six Months Ended October 31,
((In thousands)	2007	2006

Balance at beginning of period	$139,194	$149,379
Finance receivable originations	106,192	100,846
Finance receivables from acquisition of business	-	353
Finance receivable collections	(61,498)	(60,735)
Provision for credit losses	(25,751)	(32,504)
Inventory acquired in repossession	(9,241)	(9,827)

Balance at end of period	$148,896	$147,512

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2007 and 2006 are as follows:

	Six Months Ended October 31,
(In thousands)	2007	2006

Balance at beginning of period	$39,325	$35,864
Provision for credit losses	25,751	32,504
Net charge-offs	(23,983)	(26,403)
Allowance related to business acquisition, net change	(42)	143

Balance at end of period	$41,051	$42,108

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31,	April 30,
(In thousands)	2007	2007

Land	$5,740	$5,221
Buildings and improvements	6,106	5,890
Furniture, fixtures and equipment	4,130	4,000
Leasehold improvements	5,169	4,588
Less accumulated depreciation and amortization	(3,353)	(2,816)

	$17,792	$16,883

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31,	April 30,
(In thousands)	2007	2007

Compensation	$2,563	$1,970
Deferred service contract revenue	2,039	1,812
Cash Overdraft	1,881	-
Deferred sales tax	911	928
Subsidiary redeemable preferred stock	500	500
Interest	263	286
Other	785	737

	$8,942	$6,233

F – Debt Facilities

The Company’s debt consists of two revolving credit facilities totaling $50 million and two term loans as follows:

Revolving Credit Facilities
Lender	Total Facility Amount	Interest Rate	Maturity	Balance at October 31, 2007	Balance at April 30, 2007
Bank of Oklahoma	$50.0 million	Prime +/-	April 2009	$27,177,026	$30,311,142

On April 28, 2006, Car-Mart and its lenders amended the credit facilities.  The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 8.08%.  The principal balance on the term loan was $9.1 million at October 31, 2007.  The interest rate on the term loan could decrease to as low as 7.33% in the future if funded debt to EBITDA, as defined, is below 2.25 to 1.00.  The combined total for the Company’s credit facility is $60 million.  On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities.  The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to adjust the Company’s interest rate pricing grid on its revolving credit facilities.  The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate plus .50% per annum at October 31, 2007 (8.0%) and at the bank’s prime lending rate per annum at October 31, 2006 (8.25%).   The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at October 31, 2007.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2007, Car-Mart could have drawn an additional $18.7 million under its facilities.

The Company also has a $1.2 million term loan secured by the corporate aircraft.  The term loan is payable over ten years and has a fixed interest rate of 6.87%.  The principal balance on this loan was $1.1 million at October 31, 2007.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Weighted average shares outstanding-basic	11,878,273	11,844,101	11,877,027	11,847,449
Dilutive options and warrants	83,366	-	87,638	122,143

Weighted average shares outstanding-diluted	11,961,639	11,844,101	11,964,665	11,969,592

Antidilutive securities not included:
Options and warrants	185,859	99,750	139,543	97,875
Restricted stock	50,971	57,500	45,319	57,500

Common stock equivalent shares of 111,554 for options and warrants were excluded in the earnings per share calculation due to the loss in the quarter ended October 31, 2006.

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended
	October 31,
(In thousands)	2007	2006

Supplemental disclosures:
Interest paid	$1,652	$1,831
Income taxes paid, net	1,339	3,377

Non-cash transactions:
Inventory acquired in repossession	9,241	9,827

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2007, the Company operated 93 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years.  Growth results from same store revenue growth and the addition of new stores.  Revenue growth in the first six months of fiscal 2008, as compared to the same period in the prior fiscal year, was assisted by a 6.6% increase in the average retail sales price and a 1.2% increase in interest income, offset by a 3.9% decrease in the number of retail units sold.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last six full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 29% (average of 21.6%). Credit losses as a percentage of sales were 29.1% for fiscal year 2007. Credit losses in the first six months of fiscal 2008 were 22.4% of sales compared to 29.5% for the first six months of fiscal 2007 (24.7% when excluding the effect of a $5.3 million increase in the allowance for loan losses at October 31, 2006). Management invested considerable time and effort on improving underwriting and collections during the latter part of fiscal 2007 and throughout the first six months of fiscal 2008 which resulted in the decrease in credit losses when compared to the credit loss results for fiscal 2007. The 2007 credit losses were higher due to several factors and included higher losses experienced in most of the dealerships as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their notes. The largest percentage increase was concentrated in the Texas dealerships.  While overall credit loss percentages are much lower in mature stores (stores in existence for 10 years or more), the losses for these locations during 2007 were higher than historical averages. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company continues to believe that the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At October 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 5.4% at October 31, 2006.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last ten full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%.  Gross margins as a percentage of sales in the first six months of fiscal 2008 were 41.3%, down from 43.2% in the same period of the prior fiscal year.  The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers. The Company’s gross margins for the six months ended October 31, 2007 were negatively affected by slightly higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs, a higher volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles at break-even, and to the increase in the average retail sales price (a function of a higher purchase price), offset to an extent by margins earned from the payment protection plan product.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2007	Three Months Ended
	October 31,		vs.	October 31,
	2007	2006	2006	2007	2006
Revenues:
Sales	62,228	$53,669	15.9%	100.0%	100.0%
Interest income	6,015	5,870	2.5	9.7	10.9
Total	68,243	59,539	14.6	109.7	110.9

Costs and expenses:
Cost of sales	36,028	31,140	15.7	57.9	58.0
Selling, general and administrative	11,630	10,446	11.3	18.7	19.5
Provision for credit losses	14,232	19,848	(28.3)	22.9	37.0
Interest expense	820	927	(11.5)	1.3	1.7
Depreciation and amortization	278	239	16.3	.4	.4
Total	62,988	62,600	0.6	101.2	116.6

Pretax (loss) income	5,255	$(3,061)		8.4	(5.7)

Operating Data:
Retail units sold	6,914	6,413
Average stores in operation	93.0	89.0
Average units sold per store/month	24.8	24.0
Average retail sales price	$8,496	$7,957
Same store revenue growth	12.3%	1.4%

Period End Data:
Stores open	93	90
Accounts over 30 days past due	3.8%	5.4%

Three Months Ended October 31, 2007 vs. Three Months Ended October 31, 2006

Revenues increased $8.7 million, or 14.6%, for the three months ended October 31, 2007 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($7.1 million, or 11.9%) (ii) revenues from stores opened during the prior period or lots having a satellite lot opened or closed after April 30, 2006 ($1.1 million, or 1.9%) and (ii) revenues from stores opened after October 31, 2006 ($.5 million, or .8%).

Cost of sales as a percentage of sales decreased .1% to 57.9% for the three months ended October 31, 2007 from 58.0% in the same period of the prior fiscal year.  The Company’s gross margins were positively affected by lower operating costs, mostly related to decreased vehicle repair costs and lower transport costs, the positive affect of the payment protection plan product which was introduced during the fist quarter of  2008, offset by the affect of the higher cost of purchases of vehicles the Company sells.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 18.7% for the three months ended October 31, 2007, a decrease of .8% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature.  The overall dollar increase related primarily to increased advertising, higher insurance costs and additional payroll costs during the quarter. Additionally, the overall dollar increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure as well as incremental costs associated with new lot openings. Also, approximately $176,000 of non-cash stock-based compensation expense was recorded during the current quarter compared to $89,000 in the same quarter of the prior year.

Provision for credit losses as a percentage of sales decreased 14.1% to 22.9% for the three months ended October 31, 2007 from 37.0% in the same period of the prior fiscal year.  A significant portion of the decrease related to a $5.3 million charge to increase the allowance for credit losses at October 31, 2006. Excluding the effect of the increase in the allowance for credit losses, the provision for credit losses was 27.2% for the three months ended October 31, 2006. Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw improvements across most lots. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results when compared to prior years.   The Company intends to continue to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age. At October 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 5.4% at October 31, 2006.

Interest expense as a percentage of sales decreased .4% to 1.3% for the three months ended October 31, 2007 from 1.7% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the three months ended October 31, 2007 (approximately $38 million) as compared to the same period in the prior fiscal year (approximately $49 million), offset by an increase in the rate charged during the three months ended October 31, 2007 (average rate of 8.7% per annum) as compared to the same period in the prior fiscal year (average rate of 7.6% per annum).  The decrease in our average borrowings resulted from the decrease in accounts receivable and other components of net cash provided by operations during the quarter. The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended		2007	Six Months Ended
	October 31,		vs.	October 31,
	2007	2006	2006	2007	2006
Revenues:
Sales	115,091	$110,007	4.6%	100.0%	100.0%
Interest income	11,859	11,723	1.2	10.3	10.7
Total	126,950	121,730	4.3	110.3	110.7

Costs and expenses:
Cost of sales	67,566	62,476	8.1	58.7	56.8
Selling, general and administrative	22,825	20,916	9.1	19.8	19.0
Provision for credit losses	25,751	32,504	(20.8)	22.3	29.5
Interest expense	1,630	1,829	(10.9)	1.4	1.7
Depreciation and amortization	552	470	17.4	.5	.4
Total	118,324	118,195	.1	102.8	107.4

Pretax (loss) income	$8,626	$3,535		7.5%	3.2%

Operating Data:
Retail units sold	12,761	13,280
Average stores in operation	92.5	88.0
Average units sold per store/month	23.0	25.2
Average retail sales price	$8,455	$7,934
Same store revenue growth	1.6%	2.0%

Period End Data:
Stores open	93	90
Accounts over 30 days past due	3.8%	5.4%

Six Months Ended October 31, 2007 vs. Six Months Ended October 31, 2006

Revenues increased $5.2 million, or 4.3%, for the six months ended October 31, 2007 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($1.9 million, or 1.5%), (ii) revenue growth from stores opened during the six months ended October 31, 2006 or stores that opened or closed a satellite location after April 30, 2006 ($2.5 million, or 2.1%), and (iii) revenues from stores opened after October 31, 2006 ($.8 million, or .7%).

Cost of sales as a percentage of sales increased 1.9% to 58.7% for the six months ended October 31, 2007 from 56.8% in the same period of the prior fiscal year.  The Company’s gross margins were negatively affected by slightly higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs, a higher volume and percentage of wholesale sales, which, for the most part relate to cash sales of repossessed vehicles at break-even, higher purchase costs for the vehicles the Company sells, offset by the positive affect of the payment protection plan product which was introduced during the first quarter of 2008. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 19.8% for the six months ended October 31, 2007, an increase of .8% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The increase related primarily to increased advertising, higher insurance costs and higher payroll costs. Additionally, the overall dollar increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure as well as incremental costs associated with new lot openings. Also, approximately $408,000 of non-cash stock-based compensation expense was recorded during the current period compared to approximately $308,000 in the prior period.

Provision for credit losses as a percentage of sales decreased to 22.4% for the six months ended October 31, 2007 from 29.5% in the same period of the prior fiscal year.  The prior year percentage included a $5.3 million charge to increase the allowance for credit losses at October 31, 2006. Excluding the reserve increase the credit loss percentage was 24.8% for the six months ended October 31, 2006.  Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw general improvements in the performance of its portfolio during the six months. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results when compared to prior years.   The Company intends to continue to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age. At October 31, 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due, compared to 5.4% at October 31, 2006.

Interest expense as a percentage of sales decreased .3% to 1.4% for the six months ended October 31, 2007 from 1.7% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the six months ended October 31, 2007 (approximately $36.7 million) as compared to the same period in the prior fiscal year (approximately $47.5 million), offset by an increase in the rate charged during the three months ended October 31, 2007 (average rate of 8.9% per annum) as compared to the same period in the prior fiscal year (average rate of 7.7% per annum).  The decrease in average borrowings resulted from the decrease in finance receivables and other components of cash flows from operations.  The increase in interest rates is attributable to increases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31,	April 30,
	2007	2007
Assets:
Finance receivables, net	$148,896	$139,194
Inventory	13,553	13,682
Property and equipment, net	17,792	16,883

Liabilities:
Accounts payable and accrued liabilities	11,713	8,706
Deferred payment protection plan revenue	3,595	-
Debt facilities	37,334	40,829

Historically, finance receivables have tended to increase from period to period slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. However, in fiscal 2007, finance receivables, net decreased 6.8% as compared to revenue growth of 2.6%. This was the result of increased charge-offs incurred during fiscal 2007, primarily concentrated in the final three quarters. It is anticipated that the historical experience of finance receivables (net of the allowance for credit losses and deferred payment protection plan revenue) growing slightly faster than revenue growth will again be the trend in the near term. Average months to maturity for the portfolio of finance receivables was 16 months as of October 31, 2007 compared to 15 months at October 31, 2006. In the first six months of fiscal 2007, inventory remained relatively flat at $13.6 million.

Property and equipment, net increased $.9 million during the six months ended October 31, 2007 as the Company opened one new location and completed improvements at other existing properties.

Accounts payable and accrued liabilities increased $3 million during the six months ended October 31, 2007.  The increase was largely due to an increase in accounts payable ($.3 million), an increase in accrued compensation ($.6 million), an increase in deferred service contract revenue ($.2 million) and an increase in cash overdraft ($1.9 million). Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time. The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. The increase in accrued compensation costs relates to increased payroll as well as timing.

Deferred income taxes increased $2.5 million due to the growth in finance receivables as well as a change in the pricing of those receivables when sold to the Company’s related finance company. The pricing change was made to reflect fair market value of the underlying receivables

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, (iv) stock repurchases, and (v) income tax payments.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended October 31,
	2007	2006
Operating activities:
Net Income	$5,607	$2,227
Provision for credit losses	25,751	32,504
Finance receivable originations	(106,192)	(100,846)
Finance receivable collections	61,498	60,735
Inventory	9,372	6,038
Accounts payable and accrued liabilities	1,125	(1,562)
Deferred payment protection plan revenue	3,595	-
Income taxes payable	(850)	(1,876)
Deferred income taxes	2,531	(1,358)
Other	711	599
Total	3,148	(3,539)

Investing activities:
Purchase of property and equipment	(1,518)	(1,299)
Sale of property and equipment	59	31
Payment for business acquired	-	(460)
Total	(1,459)	(1,728)

Financing activities:
Debt facilities, net	(3,495)	5,345
Change in cash overdrafts	1,881	(5)
Purchase of common stock	-	(454)
Exercise of stock options and related tax benefits	-	164
Issuance of common stock	43	-
Total	(1,571)	5,050

Increase (decrease) in Cash	$118	$(217)

The Company generates cash flow from net income from operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under its credit facilities.

In general, in order to preserve capital and maintain flexibility, the Company prefers to lease the majority of the properties where its stores are located.  As of October 31, 2007, the Company leased approximately 75% of its store properties.  The Company expects to continue to lease; however, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2007), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2007, the Company’s assets (excluding its $116 million equity investment in Car-Mart) consisted of $56,000 in cash, $3.1 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.  The Company was in compliance with all loan covenants at October 31, 2007.

At October 31, 2007 the Company had $375,000 of cash on hand and an additional $18.7 million of availability under the revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities.   On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2 million in the next 12 months primarily in connection with refurbishing existing stores.  In addition, from time to time the Company may use cash to repurchase its common stock.  During the six months ended October 31, 2007, the Company did not repurchase shares of its common stock.

The revolving credit facilities mature in April 2009.  The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 8.08% and could decrease to as low as 7.33% in the future if funded debt to EBITDA, as defined, is below 2.25 to 1.00. The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2007 or 2006.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.” The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-Mart also elects to apply the provisions of Statement 157, “Fair Value Measurements,” at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales.  Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivable credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses, while its second and third fiscal quarters tend to have higher credit losses.

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

The Company’s financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 8% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (5.0% at October 31, 2007) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2007, approximately 59% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($190 million) and variable interest rate borrowings ($27.2 million), and the percentage of Arkansas originated finance receivables (59%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$356	$1,441
+100 basis points	178	721
- 100 basis points	-178	-721
- 200 basis points	-356	-1,441

A similar calculation and table was prepared at April 30, 2007 and July 31, 2007.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (October 31, 2007).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.
PART II

Item 1A.  Risk Factors

Information regarding risk factors appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in Part I,  Item 2 of this report and under the heading “Risk Factors” in Part I, Item 1A of the Company’s Fiscal 2007 Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2007 annual meeting was held on October 16, 2007.  The record date for such meeting was August 27, 2007 on which date there were a total of 11,878,115 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s shareholders approved the election of directors as follows:

Director	Votes For	Votes Withheld
William H. Henderson	10,419,142	726,758
T.J. Falgout, III	10,979,656	166,244
William M. Sams	10,979,583	166,317
J. David Simmons	10,368,557	777,343
Daniel J. Englander	11,098,780	47,120
William A. Swanston	10,960,328	185,572

At the Company’s 2007 annual meeting, the shareholders also approved the Company’s 2007 Stock Option Plan as follows:

Votes For	Votes Withheld
7,180,487	1,146,647

Also, at the Company’s 2007 annual meeting, the shareholders approved an amendment to the Stock Incentive Plan as follows:

Votes For	Votes Withheld
6,982,508	1,344,626

Item 5.  Other Information

Effective December 4, 2007, the board of directors of the Company approved Amended and Restated Bylaws of the Company (the “Bylaws”).  The changes reflected in the restated Bylaws as compared to the former Bylaws are detailed below:

(1)  Article I, Section 1 of the Bylaws was amended to correct the registered office of the Company from Dallas, Texas to Irving, Texas.  The section was also amended to add that the board of directors may move the registered office of the Company within the State of Texas from time to time.

(2)  Article II, Section 2 of the Bylaws was amended to add that notice of an annual meeting of shareholders must also include the means of any remote communications by which shareholders may be considered present and may vote at the meeting, and that such notice may be delivered by electronic transmission in accordance with the Bylaws.

(3)  Article II, Section 3 of the Bylaws was added to permit that, upon consent of a shareholder, notice of an annual meeting of shareholders may be given to a shareholder by electronic transmission in accordance with Texas law.

(4)  Article III, Section 3 of the Bylaws was amended to add that notice of a special meeting of shareholders must also include the means of any remote communications by which shareholders may be considered present and may vote at the meeting, and that such notice may be delivered by electronic transmission in accordance with the Bylaws.

(5)  Article IV, Section 1 of the Bylaws was amended to provide that a meeting where a quorum is not present may be adjourned until such time and to such place as may be determined by a vote of the holders of a majority of shares represented in person or by proxy at such meeting.  The section previously provided that such a meeting could be adjourned from time to time by the shareholders represented in person or represented by proxy, without notice other than announcement at the meeting, until a quorum was present or represented.

(6)  Article IV, Section 2 of the Bylaws was amended to provide that with respect to any matter, other than the election of directors or a matter for which the affirmative vote of the holders of a specified portion of the shares entitled to vote is required by the Articles of Incorporation, the Bylaws or Texas law, the affirmative vote of the holders of a majority of the shares entitled to vote on, and that vote for or against or expressly abstain with respect to that matter at a meeting of shareholders at which a quorum is present, shall be the act of the shareholders.  The section previously provided that if a quorum was present, the affirmative vote of a majority of the shares of stock represented at the meeting would be the act of the shareholders unless the vote of a greater number of shares of stock was required by law or the Articles of Incorporation.

(7)  Article IV, Section 5 of the Bylaws was added to provide that no proposal submitted by a shareholder for consideration at an annual meeting of shareholders will be considered at any such meeting unless the Secretary of the Company has received written notice of the matter proposed to be presented on or prior to the date which is 60 days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the prior year’s annual meeting of shareholders.

(8)  The provisions of Article V, Section 2 of the Bylaws were added to provide that nominations of persons for election to the board of directors of the Company may be made at a meeting of shareholders (i) by or at the direction of the board of directors, or (ii) by any shareholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in the section.  The amended section also provides that no nomination submitted by a shareholder will be submitted to a shareholder vote at an annual meeting of shareholders unless the Secretary of the Company has received written notice of the nomination on or prior to the date which is 60 days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the prior year’s annual shareholders meeting.  The amended section also sets forth what information must be included in such notice.

Article V, Section 2 of the Bylaws also provides that, at the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the Secretary the information required to be set forth in the shareholder’s notice of nomination that pertains to the nominee.  The amended section also provides that no such person shall be eligible for election unless nominated in accordance with the procedures set forth in the Bylaws.  In addition, the chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed in the Bylaws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

(9)  Article VI, Section 3 of the Bylaws was amended to add that the Chairman of the board of directors may call a special meeting of the board of directors.  The section previously provided that only the President could call such a meeting.  The section was also amended to provide that notice of a special meeting of the board of directors may also be given by electronic means.

(10)  The provisions of Article VI, Section 5 of the Bylaws were added to provide that, upon consent of a director, notice of a regular or special meeting of the board of directors may be given to the director by electronic transmission in accordance with Texas law.

(11)  Article VII, Section 1 of the Bylaws was amended to provide that no committee designated by the board of directors may exercise the authority of the board of directors in approving a conversion of the Company.  The section previously provided that no such committee could exercise the authority of the board of directors in approving a consolidation.

(12)  Article VIII, Section 1 of the Bylaws was amended to add that notices required under Texas law may also be given by electronic transmission to a director or shareholder if consented to by such director or shareholder.

(13)  Article VIII, Section 2 of the Bylaws was amended to add that waiver of notice may also be given by electronic transmission by the person entitled to notice.  The section was also amended to add that the business to be transacted at a regular or special meeting of shareholders, directors or members of a committee of directors is not required to be specified in a waiver of notice, unless required by the Articles of Incorporation.

(14)  Article IX, Section 2 of the Bylaws was amended to provide that, at its first meeting after each annual meeting of shareholders, the board of directors is required to elect the officers of the Company, none of whom need to be a member of the board of directors other than the Chairman.  The Bylaws previously provided that at such meeting the board of directors were only required to elect the President and Secretary.

(15)  Article IX, Section 4 of the Bylaws was amended to provide that officers of the Company may be removed by the board of directors whenever in its judgment the best interests of the Company will be served.  The section was also amended to provide that the election or appointment of an officer or agent shall not of itself create contract rights.  The Bylaws previously provided that an officer of the Company could be removed at any time by the affirmative vote of a majority of the board of directors.

(16)  Article IX, Section 5 of the Bylaws was amended to provide that the board of directors may designate a Chief Executive Officer of the Company, but should the board of directors fail to designate a Chief Executive Officer, the President shall have the powers and perform the duties specified in the section.  The section was also amended to specify the powers and duties of the Chief Executive Officer, which include the powers usually vested in the chief executive officer.  The Bylaws previously provided that the President would be the chief executive officer of the Company.

(17)  Article IX, Section 6 of the Bylaws was amended to specify the powers and duties of the President, which include the duties delegated to him by the Chief Executive Officer.  The section was also amended to provide that the President shall be vested with all of the powers of the Chief Executive Officer in his absence or inability to act, and that the President may delegate any of his powers and duties to any other officer with such limitations as he may deem proper.

(18)  Article IX, Section 8 of the Bylaws was amended to provide that the Secretary of the Company shall also perform such duties as may also be prescribed by the Chief Executive Officer.  The Bylaws previously provided that the Secretary had to perform duties prescribed by the board of directors or the President.

(19)  Article X, Section 1 of the Bylaws was amended to provide for uncertificated shares.  The section previously provided that shares of the Company had to be represented by certificates.  The section was also amended to add that signatures of officers on certificates may be facsimiles.  The Bylaws previously provided that such certificates had to be countersigned by a transfer agent or registered by a registrar.

(20)  Article X, Section 2 of the Bylaws was amended to require that, after the issuance of uncertificated shares, the Company must send to the registered owner a written notice containing the information required to be set forth or stated on certificates.  The section also provides that the rights and obligations of holders of uncertificated shares and holders of certificated shares shall be identical.

(21)  Article X, Section 5 of the Bylaws was amended to provide that if an owner of a certificated security claims that the certificate has been lost, destroyed or wrongfully taken, the board of directors shall direct that a new certificate be issued if the owner (a) makes the request before the Company has notice that the certificate has been acquired by a protected purchaser, (b) files with the Company a sufficient indemnity bond, and (c) satisfies other reasonable terms that the board of directors deems expedient to protect the Company.  The Bylaws previously provided that the board of directors could direct that a new certificate be issued and prescribe such terms and conditions as it deemed expedient to protect the Company.

(22)  Article X, Section 6 of the Bylaws was amended to provide for the transfer of uncertificated shares whereby an instruction may be presented to the Company or the transfer agent with a request to register the transfer.

(23)  Article X, Section 9 of the Bylaws was amended to add that the list of shareholders may be kept on a reasonably accessible electronic network.

(24)  Article XI, Section 2 of the Bylaws was amended to add that the Company shall indemnify a director if it is determined that the person (a) conducted himself in good faith, (b) reasonably believed that, in the case of conduct in his official capacity as a director, his conduct was in the Company’s best interest and, in all other cases, his conduct was at least not opposed to the Company’s best interest, and (c) in the case of any criminal proceeding, he had no reasonable cause to believe his conduct was unlawful.  The Bylaws previously provided that the Company only had to indemnify a director to the extent a director has been successful in the defense of any proceeding, and that the Company could indemnify a director if the director, acting in his official capacity as a director, acted in a manner he believed in good faith to be in the best interests of the Company, his conduct was at least not opposed to the Company’s best interests, and in the case of a criminal proceeding, he had no reasonable cause to believe his conduct was unlawful.

(25)  Article XI, Section 6 of the Bylaws was amended to provide that a determination that indemnification is permissible must be made (a) by a majority vote of the directors who at the time are not named defendants or respondents in the proceeding, regardless of whether the directors not named defendants or respondents constitute a quorum, (b) by a majority vote of a committee of the board of directors if the committee is designated by a majority of directors who are not named defendants or respondents in the proceeding, regardless of whether the directors not named defendants or respondents constitute a quorum, and the committee consists solely of one or more the directors not named as defendants or respondents, (c) by special legal counsel selected by the board of directors or a committee of the board of directors by a vote as set forth in (a) or (b) above, or (d) by the shareholders in a vote that excludes the shares held by directors who are named defendants or respondents.  The Bylaws previously provided that the board members entitled to participate in the determination were directors not at the time parties to the proceeding.

(26)  Article XI, Section 7 of the Bylaws was amended to add that a provision in the Articles of Incorporation, Bylaws, a resolution of shareholders or directors, or an agreement that makes mandatory the indemnification permitted under Section 2 of Article XI shall be deemed authorization of indemnification in the manner required by the Bylaws even though such provision may not have been adopted or authorized in the same manner as the determination that indemnification is permissible.

(27)  Article XI, Section 9 of the Bylaws was amended to add that a provision contained in the Articles of Incorporation, Bylaws, a resolution of shareholders or directors, or an agreement that makes mandatory the payment or reimbursement permitted under the section shall be deemed to constitute authorization of that payment or reimbursement.

(28)  Article XI, Section 11 of the Bylaws was added to provide that a provision to indemnify or to advance expenses to a director whether contained in the Articles of Incorporation, Bylaws, a resolution of shareholders or directors, an agreement, or otherwise, except in accordance with the insurance provisions of the Bylaws, is valid only to the extent it is consistent with Article XI of the Bylaws as limited by the Articles of Incorporation.

(29)  Article XI, Section 12 of the Bylaws was added to provide that the Company shall pay or reimburse expenses incurred by a presently serving director in connection with his appearance as a witness or other participation in a proceeding at a time when he is not a named defendant or respondent.  The Bylaws previously provided that the Company could pay or reimburse such expenses.

(30)  Article XI, Section 14 of the Bylaws was amended to add that if the insurance is with an entity that is not regularly engaged in the business of providing insurance coverage, the insurance may provide for payment of a liability with respect to which the Company would not have the power to indemnify the person only if including coverage for the additional liability has been approved by the shareholders.  The amended section also provides that the Company may, for the benefit of persons indemnified by the Company, create a trust, establish any form of self-insurance, secure its indemnity obligation by grant of a security interest or other lien on the Company’s assets, or establish a letter of credit, guaranty or surety arrangement.

(31)  Article XI, Section 15 of the Bylaws was added to provide that any indemnification of or advance of expenses shall be reported in writing to the shareholders with or before the notice or waiver of notice of the next shareholders meeting, or with or before the next submission to shareholders of a consent to action without a meeting and, in any case, within the 12-month period immediately following the date of the indemnification or advance.

(32)  Article XI, Section 16 of the Bylaws was added to provide that the Company is deemed to have requested a director to serve as a trustee, employee agent or similar functionary of an employee benefit plan whenever performance by him of his duties also imposes duties on or involves services by him to the plan or participants or beneficiaries of the plan.  The section also provides that action taken or omitted by a director with respect to such employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the best interests of the participants and beneficiaries of the plan is deemed to be for a purpose which is not opposed to the best interests of the Company.

(33)  Article XII, Section 4 of the Bylaws was amended to provide that the fiscal year end of the Company shall be April 30, unless otherwise fixed by the resolution of the board of directors.  The section previously provided that the fiscal year end shall be fixed by resolution of the board of directors.

(34)  Article XIII, Section 1 of the Bylaws was amended to provide that the board of directors may amend the Bylaws or adopt new Bylaws, unless the Articles of Incorporation or Texas law reserves the power exclusively to the shareholders or the shareholders in amending, repealing or adopting a particular bylaw expressly provide that the board of directors may not amend the bylaw.  The section previously provided that the Bylaws could be amended or new Bylaws adopted by a majority vote of the board of directors subject to repeal or change at any meeting of shareholders, at which a quorum in present, by an affirmative vote of a majority of shares entitled to vote, provided notice of the proposed repeal or change was contained in the notice of such meeting.

(35)  Article XIII, Section 2 of the Bylaws was amended to provide that, unless the Articles of Incorporation or a bylaw adopted by the shareholders provides otherwise, the Company’s shareholders may amend, repeal or adopt the Company’s Bylaws even though the Bylaws may also be amended, repealed or adopted by the board of directors.  The section previously provided that the Bylaws may be amended or new Bylaws adopted at a meeting of shareholders at which a quorum is present by the affirmative vote of a majority of shares entitled to vote, provided notice of the proposed amendment be contained in the notice of such meeting.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company (formerly SKAI, Inc.), as amended, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 16, 2005, File No. 333-129727, exhibits 4.1 through 4.8.

*	3.2	Amended and Restated Bylaws of the Company dated December 4, 2007.

*	10.1
Employment Agreement, dated as of May 1, 2007, between the Company and William H. Henderson.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

*	10.2
Employment Agreement, dated as of May 1, 2007, between the Company and Eddie L. Hight.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

*	10.3
Employment Agreement, dated as of May 1, 2007, between the Company and Jeffrey A. Williams.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

*	10.4	Amendment No. 1 to Employment Agreement, effective as of August 27, 2007, between the Company and Tilman J. Falgout, III.

10.5
2007 Stock Option Plan effective August 27, 2007, incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement on Schedule 14-A as filed with the Securities and Exchange Commission on August 28, 2007.

10.6
Amendment to Stock Incentive Plan adopted August 27, 2007, incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 28, 2007.

*	10.7	Form of Option Agreement for 2007 Stock Option Plan.

*	31.1	Rule 13a-14(a) certification.

*	31.2	Rule 13a-14(a) certification.

*	32.1	Section 1350 certification.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

By:	\s\ William H. Henderson
William H. Henderson
Chief Executive Officer
(Principal Executive Officer)

By:	\s\ Jeffrey A. Williams
Jeffrey A. Williams
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: December 7, 2007

Exhibit Index

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007.

10.1
Employment Agreement, dated as of May 1, 2007, between the Company and William H. Henderson.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

10.2
Employment Agreement, dated as of May 1, 2007, between the Company and Eddie L. Hight.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

10.3
Employment Agreement, dated as of May 1, 2007, between the Company and Jeffrey A. Williams.  (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.)

10.4	Amendment No. 1 to Employment Agreement, effective as of August 27, 2007, between the Company and Tilman J. Falgout, III.

10.7	Form of Option Agreement for 2007 Stock Option Plan.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.