Form 10-Q
period 2008-01-31
AMERICAS CARMART INC
filed 2008-03-07
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2008	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

802 Southeast Plaza Ave., Suite 200, Bentonville, Arkansas 72712
(Address of principal executive offices, including zip code)

(479) 464-9944
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 7, 2008
Common stock, par value $.01 per share	11,752,993

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	January 31, 2008
	(unaudited)	April 30, 2007
Assets:
Cash and cash equivalents	$183	$257
Accrued interest on finance receivables	800	694
Finance receivables, net	155,191	139,194
Inventory	13,963	13,682
Prepaid expenses and other assets	832	600
Income taxes receivable	5,845	1,933
Goodwill	355	355
Property and equipment, net	17,971	16,883

	$195,140	$173,598

Liabilities and stockholders’ equity:
Accounts payable	$4,233	$2,473
Deferred payment protection plan revenue	4,114	-
Accrued liabilities	9,473	6,233
Deferred tax liabilities	4,949	335
Revolving credit facilities and notes payable	40,496	40,829
Total liabilities	63,265	49,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,051,210 issued (11,985,958 at April 30, 2007)	121	120
Additional paid-in capital	36,677	35,286
Retained earnings	99,259	90,274
Treasury stock, at cost (298,217 and 111,250 shares at January 31, 2008 and April 30, 2007)	(4,182)	(1,952)
Total stockholders’ equity	131,875	123,728

	$195,140	$173,598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Sales	$64,877	$53,376	$179,968	$163,383
Interest and other income	6,262	5,932	18,121	17,655
	71,139	59,308	198,089	181,038

Costs and expenses:
Cost of sales	36,874	31,289	104,440	93,765
Selling, general and administrative	12,443	10,489	35,268	31,405
Provision for credit losses	15,197	16,342	40,948	48,846
Interest expense	760	1,027	2,390	2,855
Depreciation and amortization	296	254	848	725
Loss from location closure	373	-	373	-
	65,943	59,401	184,267	177,596

Income (loss) before taxes	5,196	(93)	13,822	3,442

Provision (benefit) for income taxes	1,818	(43)	4,837	1,265

Net income (loss)	$3,378	$(50)	$8,985	$2,177

Earnings (loss) per share:
Basic	$.29	$-	$.76	$.18
Diluted	$.28	$-	$.75	$.18

Weighted average number of shares outstanding:
Basic	11,850,841	11,852,875	11,868,310	11,849,257
Diluted	11,921,694	11,852,875	11,950,353	11,958,615

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended
	January 31,
	2008	2007
Operating activities:
Net income	$8,985	$2,177

Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	40,948	48,846
Loss on claims from payment protection plan	944	-
Depreciation and amortization	848	725
Loss on sale of property and equipment and location closure	381	-
Share based compensation	1,004	433
Deferred income taxes	4,614	(1,960)
Changes in operating assets and liabilities:
Finance receivable originations	(166,886)	(149,020)
Finance receivable collections	93,932	91,247
Accrued interest on finance receivables	(106)	56
Inventory	14,261	13,618
Prepaid expenses and other assets	(232)	(193)
Change in deferred payment protection plan revenue	4,114	-
Accounts payable and accrued liabilities	2,622	(793)
Income taxes receivable	(3,835)	(1,802)
Excess tax benefit from share-based payments	(77)	(127)
Net cash provided by operating activities	1,517	3,207

Investing activities:
Purchase of property and equipment	(2,028)	(1,926)
Proceeds from sale of property and equipment	112	229
Proceeds from sale of finance receivables related to location closure	343	-
Payment for business acquired	-	(460)
Net cash used in investing activities	(1,573)	(2,157)

Financing activities:
Exercise of stock options and warrants	205	37
Excess tax benefits from share based compensation	77	127
Issuance of common stock	106	-
Purchase of common stock	(2,230)	(454)
Change in cash overdrafts	2,157	(447)
Proceeds from notes payable	-	11,200
Principal payments on notes payable	(546)	(497)
Proceeds from revolving credit facilities	56,034	45,472
Payments on revolving credit facilities	(55,821)	(56,439)
Net cash used in financing activities	(18)	(1,001)

Increase (decrease) in cash and cash equivalents	(74)	49
Cash and cash equivalents at: Beginning of period	257	255

End of period	$183	$304

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2008, the Company operated 94 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2007.

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

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At January 31, 2008, the Company’s assets (excluding its $119 million equity investment in Car-Mart) consisted of $3,000 in cash, $2.5 million in other net assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At January 31, 2008 and 2007, 3.7% and 3.8%, respectively, of the Company’s finance receivables balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivables balance charged-off.  On average, accounts are approximately 59 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical and recent credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, management believes appropriate consideration has been given to all relevant factors and reasonable assumptions have been made in determining the allowance for credit losses.

Beginning May 1, 2007, the Company began offering retail customers in certain states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such additional liability was required at January 31, 2008.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the impaired assets exceed the fair values of such assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Cash Overdraft

The Company’s primary disbursement bank account is set up to operate with a fixed $100,000 cash balance.  As checks are presented for payment, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of the Company’s revolving credit facilities.  The cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment.

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the State of Texas.  Under Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

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

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, interest income and late fees earned on finance receivables, and revenues generated from the payment protection plan product sold in certain states.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivables accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off.  At January 31, 2008 and 2007, finance receivables more than 90 days past due were approximately $430,000 and $271,000, respectively.

Earnings per Share

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock, would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock-based compensation

The Company recorded compensation cost for stock-based employee awards of $1,004,000 ($653,000 after tax) and $398,000 ($251,000 after tax) during the nine months ended January 31, 2008 and 2007, respectively.  The pretax amounts include $485,000 and $268,000 for restricted stock for the periods ended January 31, 2008 and 2007, respectively.  The Company had not previously issued restricted stock.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below for the nine months ended:

	January 31, 2008	January 31, 2007

Expected term (years)	6.9	5.0
Risk-free interest rate	4.40%	5.11%
Volatility	80%	60%
Dividend yield	—	—

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

Stock Options

On October 16, 2007, the shareholders of the Company approved the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The shares of common stock available for issuance under the 2007 Plan may, at the election of the Company’s board of directors, be unissued shares or treasury shares, or shares purchased in the open market or by private purchase.

The stockholders of the Company previously approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  No additional option grants may be made under the 1986, 1991 and 1997 Plans.  The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  The options vest upon issuance.  At April 30, 2007 there were 28,558, shares of common stock available for grant under the 1997 Plan. Options for 15,000 of these shares were granted to the Company’s outside directors on July 2, 2007. The 1997 Plan expired in July 2007. Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at January 31, 2008	0	640,000

The following is a summary of the changes in outstanding options for the nine months ended January 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Shares	Exercise	Contractual
		Price	Life

Outstanding at beginning of period	274,545	$10.59	50.3 Months

Granted	375,000	$11.96	116.5 Months
Exercised	(55,898)	3.67	–

Outstanding at end of period	593,647	$11.38	91.6 Months

The grant-date fair value of options granted during the first nine months of fiscal 2008 and 2007 was $3,360,000 and $130,000, respectively.  The aggregate intrinsic value of outstanding options at January 31, 2008 is $791,000. Of the 375,000 options granted during the nine months ended January 31, 2008, 360,000 were granted to executive officers on October 16, 2007 upon the approval by shareholders of the 2007 Plan. The options were granted at fair market value on the date of grant. These options vest in one third increments on April 30, 2008, April 30, 2009 and April 30, 2010 and are subject to the attainment of certain profitability goals over the entire vesting period. As of January 31, 2008, the Company has $2,857,000 of total unrecognized compensation cost related to unvested options granted under the 2007 Plan.  At each period end, the Company will evaluate and estimate the likelihood of attaining the underlying performance goals and recognize compensation cost accordingly. These outstanding options have a weighted-average remaining vesting period of 2.3 years.

The Company received cash from options exercised during the first nine months of fiscal 2008 and 2007 of $205,000 and $36,667, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of January 31, 2008, the Company had outstanding stock purchase warrants to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11).  All of the warrants are presently exercisable and expire between 2008 and 2009.  The warrants have a weighted average remaining contractual life of 6.8 months at January 31, 2008.  There were no exercises of warrants during the nine months ended January 31, 2008.  There is no aggregate intrinsic value of all outstanding warrants at January 31, 2008.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During the first nine months of fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  During the first nine months of fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on the grant date.  Restricted shares issued under the Stock Incentive Plan had an initial weighted average vesting period of 2.6 years and began vesting on April 30, 2007. A total of 24,380 shares remained available for award at January 31, 2008.

The Company recorded a pre-tax expense of $485,000 and $268,000 related to the Stock Incentive Plan during the nine months ended January 31, 2008 and 2007, respectively.

As of January 31, 2008, the Company has $1,085,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.4 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during the first nine months of fiscal 2008.

Treasury Stock

For the nine month period ended January 31, 2008 and 2007, the Company purchased 186,967 and 30,000 shares of its outstanding common stock to be held as treasury stock for a total cost of $2.2 million and $454,000, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2004.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2008 or 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of the fiscal year ending April 30, 2009. The Company is currently assessing the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159.”)  The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Car-Mart also elects to apply the provisions of Statement 157, “Fair Value Measurements,” at the same time. Car-Mart is currently assessing the effect, if any, the adoption of Statement 159 will have on its consolidated financial statements and related disclosures.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 8% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods generally ranging from 12 to 36 months.  The components of finance receivables are as follows:

	January 31,	April 30,
(In thousands)	2008	2007

Gross contract amount	$219,956	$199,677
Unearned finance charges	(22,108)	(21,158)
Principal balance	197,848	178,519
Less allowance for credit losses	(42,657)	(39,325)

	$155,191	$139,194

Changes in the finance receivables, net balance for the nine months ended January 31, 2008 and 2007 are as follows:

	Nine Months Ended January 31,
((In thousands)	2008	2007

Balance at beginning of period	$139,194	$149,379
Finance receivable originations	166,886	149,020
Finance receivables acquisition of business	-	353
Finance receivables due to location closure	(523)	-
Finance receivable collections	(93,932)	(91,247)
Provision for credit losses	(40,948)	(48,846)
Payment protection plan claims, gross	(944)	-
Inventory acquired in repossession	(14,542)	(14,625)

Balance at end of period	$155,191	$144,034

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2008 and 2007 are as follows:

	Nine Months Ended
	January 31,
((In thousands)	2008	2007
Balance at beginning of period	$39,325	$35,864
Provision for credit losses	40,948	48,846
Net charge-offs	(37,391)	(43,804)
Allowance related to business acquisition, location closure, net change	(225)	204

Balance at end of period	$42,657	$41,110

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
(In thousands)	2008	2007

Land	$5,740	$5,221
Buildings and improvements	6,750	5,890
Furniture, fixtures and equipment	4,211	4,000
Leasehold improvements	4,891	4,588
Less accumulated depreciation and amortization	(3,621)	(2,816)

	$17,971	$16,883

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31,	April 30,
(In thousands)	2008	2007

Compensation	$2,369	$1,970
Deferred service contract revenue	2,156	1,812
Cash overdraft	2,157	-
Deferred sales tax	949	928
Subsidiary redeemable preferred stock	500	500
Interest	243	286
Other	1,099	737

	$9,473	$6,233

F – Debt Facilities

The Company’s debt consists of two revolving credit facilities totaling $50 million and two term loans as follows:

Revolving Credit Facilities
Lender	Total Facility Amount	Interest Rate	Maturity	Balance at January 31, 2008	Balance at April 30, 2007
Bank of Oklahoma	$50.0 million	Prime +/-	April 2009	$30,524,045	$30,311,142

On April 28, 2006, Car-Mart and its lenders amended the credit facilities.  The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a new $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $8.9 million at January 31, 2008.  The combined total for the Company’s credit facility is $60 million.  On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities.  The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to adjust the Company’s interest rate pricing grid on its revolving credit facilities.  The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate per annum of 6.0% at January 31, 2008 and 8.25% at January 31, 2007.   The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at January 31, 2008.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2008, Car-Mart could have drawn an additional $19.3 million under its facilities.

The Company also has a $1.2 million term loan secured by the corporate aircraft.  The term loan is payable over ten years and has a fixed interest rate of 6.87%.  The principal balance on this loan was $1.1 million at January 31, 2008.

G – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Weighted average shares outstanding-basic	11,850,841	11,852,875	11,868,310	11,849,257
Dilutive options and warrants	70,853	-	82,043	109,358

Weighted average shares outstanding-diluted	11,921,694	11,852,875	11,950,353	11,958,615

Antidilutive securities not included:
Options and warrants	482,250	122,250	253,779	106,000
Restricted stock	39,667	57,500	43,435	57,500

H – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	January 31,
(In thousands)	2008	2007
Supplemental disclosures:
Interest paid	$2,432	$2,800
Income taxes paid, net	4,135	4,890

Non-cash transactions:
Inventory acquired in repossession	14,542	14,625

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other reports filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements.  The Company undertakes no obligation to update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit to support the Company’s business, the Company’s ability to underwrite and collect its finance receivables effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws, and changes in lending laws or regulations.  Reference is hereby made to Item 1A.  “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 and in its Quarterly Report on Form 10-Q, if applicable.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc. (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2008, the Company operated 94 stores located primarily in smaller cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 3% and 21% per year over the last ten full fiscal years. Growth has historically resulted from same store revenue growth and the addition of new stores. For the nine months ended January 31, 2008, revenue growth was up 9.4% compared to the prior year. The growth for the nine month period resulted from a 2.6% increase in interest income, a 6.6% increase in the average retail sales price, a 2.6% increase in retail units sold and increased wholesale sales. For the three months ended January 31, 2008, revenue growth increased 19.9% compared to the prior year. The growth for the three month period resulted from a 17.1% increase in retail units sold, a 6.1% increase in the average retail sales price, a 5.6% increase in interest income, offset by lower wholesale sales.

The Company’s primary focus is on collections. Each store handles its own collections with supervisory involvement of the corporate office. Over the last six full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 19% and 29% (average of 21.6%). Credit losses as a percentage of sales were 29.1% for the full fiscal year 2007. Credit losses in the first nine months of fiscal 2008 were 22.8% of sales compared to 29.9% for the nine months of fiscal 2007 (26.7% when excluding the effect of a $5.3 million increase in the allowance for loan losses at October 31, 2006). Management invested considerable time and effort on improving underwriting and collections during the latter part of fiscal 2007 and throughout the first nine months of fiscal 2008, which resulted in the decrease in credit losses when compared to the credit losses in fiscal 2007. The 2007 credit losses were higher due to several factors and included higher losses experienced in most of the dealerships as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their notes. The largest percentage increase was concentrated in the Texas dealerships.  The improvement in credit losses during 2008 as compared to 2007 has been broad-based across most dealerships with significantly better results for the Texas dealerships. While overall credit loss percentages are much lower in mature stores (stores in existence for 10 years or more), the losses for these locations during 2007 were higher than historical averages. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company continues to believe that the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, higher food costs, general inflation and personal discretionary spending levels affecting its customers have had a negative impact on collection results.  At January 31, 2008, 3.7% of the Company’s finance receivables balances were over 30 days past due, compared to 3.8% at January 31, 2007.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the last ten full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%.  Gross margins as a percentage of sales in the first nine months of fiscal 2008 were 42.0%, down from 42.6% in the same period of the prior fiscal year.  The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a narrow range, are sometimes made by lot managers most often with involvement from supervisory personnel.  The Company’s gross margins for the nine months ended January 31, 2008 were lower than 2007 due to a higher volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles, and to the increase in the average retail sales price (a function of a higher purchase price driven to an extent by mix changes), offset to an extent by gross margins earned from the payment protection plan product.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2008	Three Months Ended
	January 31,		vs.	January 31,
	2008	2007	2007	2008	2007
Revenues:
Sales	$64,877	$53,376	21.5%	100.0%	100.0%
Interest income	6,262	5,932	5.6	9.7	11.1
Total	71,139	59,308	19.9	109.7	111.1

Costs and expenses:
Cost of sales	36,874	31,289	17.8	56.8	58.6
Selling, general and administrative	12,443	10,489	18.6	19.2	19.7
Provision for credit losses	15,197	16,342	(7.0)	23.4	30.6
Interest expense	760	1,027	(26.0)	1.2	1.9
Depreciation and amortization	296	254	16.5	.5	.5
Loss from location closure	373	-	-	.6
Total	65,943	59,401	11.0	101.6	111.3

Pretax (loss) income	$5,196	$(93)		8.0	(0.2%)

Operating Data:
Retail units sold	7,031	6,002
Average stores in operation	94	90
Average units sold per store/month	24.9	22.2
Average retail sales price	$8,801	$8,293
Same store revenue growth	18.7%	(5.3%)

Period End Data:
Stores open	94	91
Accounts over 30 days past due	3.7%	3.8%

Three Months Ended January 31, 2008 vs. Three Months Ended January 31, 2007

Revenues increased $11.8 million, or 19.9%, for the three months ended January 31, 2008 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores that operated a full three months in both periods ($10.5 million), (ii) revenues from stores that opened during the prior period or stores having a satellite lot opened or closed after April 30, 2006 ($1.3 million), (iii) stores opened after January 31, 2007 ($.2 million), offset by (iv) a $.2 million reduction related to a store that was closed during the current year period. The growth in revenues was higher than historical experience as the Company was successful with its implementation of sales related initiatives during the quarter. Additionally, the growth in revenues for the third quarter of 2007 was negatively affected by increased credit losses and the resulting shift in focus to credit and collections efforts.

Cost of sales as a percentage of sales decreased 1.8% to 56.8% for the three months ended January 31, 2008 from 58.6% in the same period of the prior fiscal year. The Company’s gross margins improved primarily as a result of a lower volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles at break-even, and to increases in retail pricing. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages.  Adjustments are made to the retail pricing guide and discretionary adjustments, within a narrow range, are sometimes made by lot managers most often with involvement of supervisory personnel.

Selling, general and administrative expense as a percentage of sales was 19.2% for the three months ended January 31, 2008, a decrease of .5% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. Included in selling, general and administrative expense for the fiscal 2008 quarter was $596,000 of non-cash stock based compensation charges compared to $89,000 in the comparable prior year period. Excluding the increase in stock based compensation, selling, general and administrative expense was down 1.3% for the fiscal 2008 quarter. The overall dollar increase between periods related primarily to increased advertising, higher insurance costs and higher payroll costs (including stock based compensation). The overall dollar increase included costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure, incremental costs associated with new lots opened recently and costs related to increased sales volumes and profitability at existing locations.

Provision for credit losses as a percentage of sales decreased 7.2%, to 23.4% for the three months ended January 31, 2008 from 30.6% in the same period of the prior fiscal year. Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw stronger performance within its portfolio. Additionally, prior year credit losses were unusually high due to the weak portfolio performance in the prior year period. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers.  Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, higher food costs, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to continue to increase the focus of store management on credit quality, underwriting and collections at all stores, while maintaining proper focus on sales. At January 31, 2008, 3.7% of the Company’s finance receivables balances were over 30 days past due, compared to 3.8% at January 31, 2007.

The Wichita, Kansas dealership was closed at the end of January 2008, resulting in a pre-tax charge of $373,000 for the quarter ended January 31, 2008.  The charge consisted of a loss on the sale of accounts to a third party, lease buyout costs and the loss on abandonment of leasehold improvements.

Interest expense as a percentage of sales decreased .7% to 1.2% for the three months ended January 31, 2008 from 1.9% for the same period of the prior fiscal year. The decrease was attributable to lower average borrowings during the three months ended January 31, 2008 (approximately $39.2 million) as compared to the same period in the prior fiscal year (approximately $48 million), and a decrease in the average rate charged during the three months ended January 31, 2008 (average rate of 7.8% per annum) as compared to the same period in the prior fiscal year (average rate of 8.1% per annum). The decrease in average borrowings resulted from improved profitability and the resulting cash flow improvement, offset by increases in finance receivables, inventory and fixed assets as well as repurchases of common stock. The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender as well as positive changes in the Company’s operating performance which, under the Company’s revolving credit facilities, lead to reductions in the interest rates charged to the Company.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2008	Nine Months Ended
	January 31,		vs.	January 31,
	2008	2007	2007	2008	2007
Revenues:
Sales	$179,968	$163,383	10.2%	100.0%	100.0%
Interest income	18,121	17,655	2.6	10.1	10.8
Total	198,089	181,038	9.4	110.1	110.8

Costs and expenses:
Cost of sales	104,440	93,765	11.4	58.0	57.4
Selling, general and administrative	35,268	31,405	12.3	19.6	19.2
Provision for credit losses	40,948	48,846	(16.2)	22.8	29.9
Interest expense	2,390	2,855	(16.3)	1.3	1.7
Depreciation and amortization	848	725	17.0	.5	.4
Loss on location closure	373	-	-	.2	-
Total	184,267	177,596	3.8	102.4	108.7

Pretax income	$13,822	$3,442		7.7%	2.1%

Operating Data:
Retail units sold	19,792	19,282
Average stores in operation	93	89
Average units sold per store/month	23.6	24.1
Average retail sales price	$8,578	$8,046
Same store revenue growth	7.3%	(.5%)

Period End Data:
Stores open	94	91
Accounts over 30 days past due	3.7%	3.8%

Nine Months Ended January 31, 2008 vs. Nine Months Ended January 31, 2007

Revenues increased $17.1 million, or 9.4%, for the nine months ended January 31, 2008 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores that operated a full nine months in both periods ($12.3 million), (ii) revenues from stores that opened during the prior period or stores having a satellite lot opened or closed after April 30, 2006 ($5.1 million), and (iii) stores opened after January 31, 2007 ($.2 million), offset by (iv) a $.5 million reduction related to a store that was closed during the fiscal 2008 period.

Cost of sales as a percentage of sales increased .6% to 58.0% for the nine months ended January 31, 2008 from 57.4% in the same period of the prior fiscal year. The Company’s gross margins have been negatively affected by slightly higher expenses, a higher volume and percentage of wholesale sales concentrated in the first six months of fiscal 2008, which for the most part related to cash sales of repossessed vehicles at break-even, and the higher purchase price of vehicles compared to the prior year period. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Adjustments are made to the retail pricing guide and discretionary adjustments, within a narrow range, are sometimes made by lot managers most often with involvement of supervisory personnel.

Selling, general and administrative expense as a percentage of sales was 19.6% for the nine months ended January 31, 2008, an increase of .4% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase related primarily to increased advertising, higher insurance costs and higher payroll costs during the fiscal 2008 period. The overall dollar increase included costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure, incremental costs associated with new lots opened recently and costs related to increased sales volumes and profitability at existing locations. Also, approximately $1,004,000 of non-cash stock-based compensation expense was recorded during the fiscal 2008 period compared to $398,000 for the prior year period.

Provision for credit losses as a percentage of sales decreased 7.1% to 22.8% for the nine months ended January 31, 2008 from 29.9% in the same period of the prior fiscal year. The prior year percentage includes a $5.3 million charge to increase the allowance for credit losses at October 31, 2006. Excluding this charge, credit losses were 26.7% for the prior year period. Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw stronger performance within its portfolio. Additionally, prior year credit losses were unusually high due to the weak portfolio performance in the prior year period. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, higher food costs, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.  The Company intends to continue to increase the focus of store management on credit quality, underwriting and collections at all stores, while maintaining proper focus on sales. At January 31, 2008, 3.7% of the Company’s finance receivables balances were over 30 days past due, compared to 3.8% at January 31, 2007.

The Wichita, Kansas dealership was closed at the end of January 2008 resulting in a pre-tax charge of $373,000 for the quarter ended January 31, 2008.  The charge consisted of a loss on the sale of accounts to a third party, lease buyout costs and the loss on abandonment of leasehold improvements.

Interest expense as a percentage of sales decreased .4% to 1.3% for the nine months ended January 31, 2008 from 1.7% for the same period of the prior fiscal year. The decrease was attributable to lower average borrowings during the nine months ended January 31, 2008 (approximately $37.5 million) as compared to the same period in the prior fiscal year (approximately $47.0 million), offset by an increase in the average rate charged during the full nine months ended January 31, 2008 (average rate of 8.5% per annum) as compared to the same period in the prior fiscal year (average rate of 8.1% per annum). The decrease in average borrowings resulted from improved profitability and the resulting cash flow improvement, offset by increases in average accounts receivable, inventory and fixed assets as well as repurchases of common stock. The increase in interest rates is attributable to negative changes in the Company’s operating performance beginning in the second quarter of fiscal 2007 which, under the Company’s revolving credit facilities, lead to increases in the interest rates charged to the Company, offset by decreases in the prime interest rate of the Company’s lender which serve to decrease rates charged to the Company.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31,	April 30,
	2008	2007
Assets:
Finance receivables, net	$155,191	$139,194
Inventory	13,963	13,682
Property and equipment, net	17,971	16,883

Liabilities:
Accounts payable and accrued liabilities	13,706	8,706
Deferred payment protection plan revenues	4,114	-
Debt facilities	40,496	40,829

Historically, finance receivables have tended to increase from period to period slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. However, in fiscal 2007, finance receivables, net decreased 6.8% as compared to revenue growth of 2.6%. This was the result of increased charge-offs incurred during fiscal 2007, primarily concentrated in the final three quarters. It is anticipated that finance receivables (net of the allowance for credit losses and deferred payment protection plan revenues) will grow in line with or slightly faster than revenue growth in the future.  Average months to maturity for the portfolio of finance receivables was 16 months as of January 31, 2008 compared to 15 months at January 31, 2007. In the first nine months of fiscal 2008, inventory increased $281,000 to $14 million.

Property and equipment, net increased $1.1 million during the nine months ended January 31, 2008 as the Company opened three new stores and completed upgrades and improvements at other existing properties.

Accounts payable and accrued liabilities increased $5 million during the nine months ended January 31, 2008.  The increase was largely due to an increase in accounts payable ($1.8 million), an increase in accrued compensation ($.4 million), an increase in deferred service contract revenues ($.3 million) and an increase in cash overdraft ($2.2 million). Cash overdraft fluctuates based upon the day of the week, as daily deposits vary by day of the week and the level of checks that are outstanding at any point in time. The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. The increase in accrued compensation costs relates to increased payroll as well as timing.

Deferred income taxes increased $4.6 million due to the growth in finance receivables as well as a change in the pricing of those receivables when sold to the Company’s related finance company. The pricing change was made to reflect fair market value of the underlying receivables.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, (iv) stock repurchases, and (v) income tax payments.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2008	2007
Operating activities:
Net Income	$8,985	$2,177
Provision for credit losses	40,948	48,846
Loss on claims from payment protection plan	944	-
Finance receivable originations	(166,886)	(149,020)
Finance receivable collections	93,932	91,247
Inventory	14,261	13,618
Accounts payable and accrued liabilities	2,622	(793)
Deferred payment protection plan revenue	4,114	-
Income taxes payable	(3,835)	(1,802)
Deferred income taxes	4,614	(1,960)
Other	1,818	894
Total	1,517	3,207

Investing activities:
Purchase of property and equipment	(2,028)	(1,926)
Sale of property and equipment	112	229
Proceeds from sale of finance receivables related to location closure	343	-
Payment for business acquired	-	(460)
Total	(1,573)	(2,157)

Financing activities:
Debt facilities, net	(333)	(264)
Change in cash overdrafts	2,157	(447)
Purchase of common stock	(2,230)	(454)
Exercise of stock options and related tax benefits	282	164
Issuance of common stock	106	-
Total	(18)	(1,001)

Increase (decrease) in Cash	$(74)	$49

The Company’s primary source of cash flow is net income from operations. Most or all of this cash is used to fund finance receivables growth, stock repurchases and additions to property, plant and equipment.  Historically, to the extent these uses of cash exceed net income from operations, generally the Company increases borrowings under its credit facilities.

In general, in order to preserve capital and maintain flexibility, the Company prefers to lease the majority of the properties where its stores are located.   As of January 31, 2008, the Company leased approximately 75% of its store properties. The Company expects to continue to lease; however, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2008, the Company’s assets (excluding its $119 million equity investment in Car-Mart) consisted of $3,000 in cash, $2.5 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in compliance with all loan covenants at January 31, 2008.

At January 31, 2008, the Company had $183,000 of cash on hand and an additional $19.3 million of availability under the revolving credit facilities. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2.5 million to $3 million in the next 12 months in connection with refurbishing existing stores and the addition of a limited number of new stores. In addition, from time to time the Company may use cash to repurchase its common stock. During the nine months ended January 31, 2008, the Company repurchased 186,967 shares of its common stock for $2.2 million.

The revolving credit facilities mature in April 2009. The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. On March 8, 2007, Car-Mart and its lenders amended the credit facilities effective December 31, 2006.  The significant provisions of the amendments included: a) an increase in the combined maximum leverage ratio (as defined) until October 2008, b) a decrease in the combined fixed charge coverage ratio (as defined) until January 2008, c) expansion of the pricing grid based on the leverage ratio, which could result in a maximum interest rate of prime plus 1% (or LIBOR plus 4%), up from prime plus .5% (or LIBOR plus 3.5%), d) an adjustment to combined minimum tangible net worth (as defined) and e) an increase in the interest rate on the $10 million term loan to 8.08% with possible future reductions based on performance. The current interest rate on the Company’s revolving credit facilities is 6.0%.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions, underwriting and collection practices, and management’s expectation of future credit losses.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, management believes that appropriate consideration has been given to all relevant factors and reasonable assumptions have been made in determining the allowance for credit losses.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2004.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2008 or 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of the fiscal year ending April 30, 2009.  The Company is currently assessing the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature.  The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales.  However, tax refund anticipation sales, which now begin in November, have had the effect of increasing sales during the Company’s third fiscal quarter.  Many of the Company’s operating expenses, such as administrative, personnel, rent and insurance, are fixed and cannot be reduced during periods of decreased sales.  Conversely, the Company’s fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company’s customers use income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivables credit losses.  As a percentage of sales, the Company’s first and fourth fiscal quarters tend to have lower credit losses, while its second and third fiscal quarters tend to have higher credit losses.

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

The Company’s financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 8% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (3.5% at January 31, 2008) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2008, approximately 57% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($197.8 million) and variable interest rate borrowings ($30.5 million), and the percentage of Arkansas originated finance receivables (57%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$260	$1,355
+100 basis points	130	678
- 100 basis points	(130)	(678)
- 200 basis points	(260)	(1,355)

A similar calculation and table was prepared at April 30, 2007 and October 31, 2007.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (January 31, 2008).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.
PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2008, the Company repurchased shares of the common stock under its stock repurchase program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1 through November 30	0	$0.00	0	898,750
December 1 through December 31	102,287	$12.34	102,287	796,463
January 1 through January 31	84,680	$11.41	84,680	711,783
Total	186,967	$11.93	186,967	711,783

(1)  The Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last approved by the Board of Directors and announced on December 2, 2005.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company (formerly SKAI, Inc.), as amended, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 16, 2005, File No. 333-129727, exhibits 4.1 through 4.8.

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, exhibit 3.2.

* 31.1	Rule 13a-14(a) certification.

* 31.2	Rule 13a-14(a) certification.

* 32.1	Section 1350 certification.

*	Filed herewith.

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

Dated: March 7, 2008

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.