Form 10-K
period 2008-04-30
AMERICAS CARMART INC
filed 2008-07-03
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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

☐	Large accelerated filer	Accelerated filer ☒
☐	Non-accelerated filer	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s common stock held by non-affiliates on October 31, 2007 was $121,571,398 (10,114,093 shares), based on the closing price of the registrant’s common stock of $12.02.

          There were 11,734,340 shares of the registrant’s common stock outstanding as of July 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

          These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;

•	the Company’s ability to underwrite and collect its loans effectively;

•	competition;

•	dependence on existing management;

•	changes in lending laws or regulations; and

•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

          The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

          America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

          In October 2001, the Company made the decision to sell all of its operating subsidiaries except Car-Mart, and relocate its corporate headquarters to Bentonville, Arkansas where Car-Mart is based. As a result of this decision, all of the Company’s other operating subsidiaries were sold. The Company sold its last remaining discontinued operation in July 2002.

Business Strategy

          In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 27 years. This business strategy focuses on:

•

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for store level and corporate office personnel on a daily basis. Periodically, the Company measures and monitors the collection results of its stores using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last five years, Car-Mart’s annual credit losses as a percentage of sales have ranged from a low of 20.1% in 2005 to a high of 29.1% in 2007 (average of 22.8%). The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range. See item 1A. Risk Factors for further discussion.

•

Maintaining a Decentralized Operation. The Company’s dealerships will continue to operate on a decentralized basis. Each store is responsible for buying (with the assistance of a corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures (credit scoring, maximum loan terms and down-payment requirements as well as other customer profile data are all monitored centrally). Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including credit scoring, establishing standards for down-payments and contract terms as well as an internal compliance function.

•

Expanding Through Controlled Organic Growth. The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. In fiscal 2007 and into fiscal 2008, the Company decided to slow down its new store openings until operational initiatives showed positive results. The focus has been on improving performance of existing dealerships prior to opening significant numbers of new stores. The Company acquired one existing Buy Here/Pay Here dealership in March 2006 and another in May 2006 and may consider acquiring additional existing dealerships if conditions and terms are favorable. However, the Company will continue to view organic growth as its primary source for growth.

•

Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. The Company generally does not sell luxury cars or sports cars. The average retail sales price was $8,690 in fiscal 2008. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio average of 27.3 months), while requiring relatively low payments.

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

•

Enhance Management including Promoting from Within. It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By promoting from within, the Company believes it is better able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates. Additionally, the Company looks outside for associates possessing requisite skills who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals from outside via its Manager in Training Program.

•

Cultivating Customer Relationships. The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. A large percentage of sales at mature stores are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment loan with the Company. The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

          The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

•

Experienced and Motivated Management. The Company’s executive operating officers have an average tenure of approximately 23 years. Several of Car-Mart’s store managers have been with the Company for more than 10 years. Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store. A significant portion of the compensation of Car-Mart senior management is incentive based and tied to economic profit as opposed to earnings under generally accepted accounting standards.

•

Proven Business Practices. The Company’s operations are highly structured. While stores are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a store’s operations. Detailed on-line operating manuals are available to assist the store manager and office, sales and collections personnel in performing their daily tasks. As a result, each store is operated in a uniform manner. Further, corporate office personnel monitor the stores’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

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

•

Well Capitalized / Limited External Capital Required for Growth. As of April 30, 2008, the Company’s debt to equity ratio was 0.29 to 1.0, which the Company believes is lower than the majority of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

•

Significant Expansion Opportunities. The Company generally targets smaller communities to locate its dealerships (i.e., populations from 20,000 to 50,000), but has had success in larger cities such as Tulsa, Oklahoma and Little Rock, Arkansas. The Company believes there are numerous suitable communities within the eight states and other contiguous states in which the Company currently operates to satisfy any anticipated store growth for the next several years. However, the Company does not currently plan to add a significant number of new locations in fiscal 2009 as the Company has significant growth opportunities within its existing store base, most notably for stores opened within the last five years. Existing lots will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

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

•	Store Locations and Facilities. Below is a summary of stores opened during the fiscal years ended April 30, 2008, 2007 and 2006:

	Years Ended April 30,
	2008	2007	2006

Stores at beginning of year	92	85	76
New stores opened/acquired	3	7	10
Stores closed	(4)	—	(1)

Stores at end of year	91	92	85

Below is a summary of store locations by state as of April 30, 2008, 2007 and 2006:

	As of April 30,
Stores by State	2008	2007	2006

Arkansas	35	34	34
Oklahoma	17	17	15
Texas	13	16	16
Kentucky	9	9	8
Missouri	11	10	9
Kansas	—	1	1
Indiana	1	1	1
Tennessee	1	1	1
Alabama	4	3	—

Total	91	92	85

          Stores are typically located in smaller communities. As of April 30, 2008, approximately 70% of the Company’s stores were located in cities with populations of less than 50,000. Stores are located on leased or owned property between one and three acres in size. When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops. Store facilities typically range in size from 1,500 to 5,000 square feet.

•

Purchasing. The Company purchases vehicles primarily through wholesalers, new car dealers, individuals and from auctions. The majority of vehicle purchasing is performed by the Company’s buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they make purchases, and to a regional purchasing director. The regional purchasing directors monitor the quantity and quality of vehicles purchased and compare the cost of similar vehicles purchased among different buyers.

          Generally, the Company’s buyers purchase vehicles between three and 10 years of age with 80,000 to 130,000 miles, and pay between $3,500 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports cars or luxury cars. Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass. The Company also sells a significant number of trucks and sport utility vehicles. Buyers inspect and test-drive almost every vehicle they purchase. Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•

Selling, Marketing and Advertising. Stores generally maintain an inventory of 15 to 100 vehicles depending on the maturity of the dealership. Inventory turns over approximately 10 to 12 times each year. Selling is done principally by the store manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a five month or 5,500 mile service contract for $395 which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. The majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers a payment protection plan product. This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and the majority of customers elect to purchase this product when purchasing a vehicle in those states.

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

•

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its stores. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 27.3 months), and annual interest charges ranging from 6% to 19% (average of 12.8% at April 30, 2008). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction. In general, the store manager attempts to assess the stability and character of the applicant. The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store. The Company provides centralized support to the store manager in the form of a credit scoring system and other supervisory assistance to assist with the credit decision.

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

•

New Store Openings. The Company plans to slow new store openings until operational initiatives show sustained positive results. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new store and the specific sites within those communities. New stores have historically been located in the general proximity of existing stores to facilitate the corporate office’s oversight of the Company’s stores.

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

          Typically, monthly sales levels at new stores are substantially less than sales levels at mature stores. Over time new stores gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth. Sales growth at new stores can exceed 20% per year for a number of years. Historically, mature stores typically experience annual sales growth, but at a lower percentage than new stores. However, in 2007 the Company did experience a decrease in sales at mature stores as it focused on improving the quality of sales in the face of increased credit losses. In 2008, the historical sales trends returned as operational initiatives showed success and the Company was able to support higher sales levels as a result.

          New stores are generally provided with approximately $750,000 to $1.2 million in capital from the corporate office during the first 12 to 24 months of operation. These funds are used principally to fund receivables growth. After this 12 to 24 month start-up period, new stores typically become cash flow positive. That is, receivables growth is funded from store profits rather than additional capital from the corporate office. This limitation of capital to new, as well as existing, stores serves as an important operating discipline. Essentially, stores must be profitable in order to grow. Typically, new stores are profitable within the first year of opening.

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

Employees

          As of April 30, 2008, the Company, including its consolidated subsidiaries, employed approximately 840 persons full time. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Available Information

          The Company’s website is located at www.car-mart.com. The Company makes available on this website, free of charge, access to the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information the Company files with, or furnishes to, the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the Company electronically submits this material to the SEC. The information contained on the website or available by hyperlink from the website is not incorporated into this Annual Report on Form 10-K or other documents the Company files with, or furnishes to, the SEC.

Executive Officers

          The executive officers of the Company are as follows:

Name	Age	Position with the Company

Tilman J. Falgout, III	59	Chairman of the Board, General Counsel and Director

William H. Henderson	44	Vice Chairman of the Board, President, Chief Executive Officer and Director

Eddie L. Hight	45	Chief Operating Officer

Jeffrey A. Williams	45	Chief Financial Officer, Vice President Finance and Secretary

          Tilman J. Falgout, III has served as Chairman of the Board since May 2004, General Counsel since 1995 and a director of the Company since 1992. From May 2002 until October 2007, Mr. Falgout served as Chief Executive Officer of the Company. From 1995 until May 2002, Mr. Falgout also served as Executive Vice President of the Company. From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

          William H. Henderson has served as Vice Chairman of the Board since May 2004, as President since May 2002, and as Chief Executive Officer of the Company since October 2007. From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart. From 1992 through 1998, Mr. Henderson served as General Manager of Car-Mart. From 1987 to 1992, Mr. Henderson primarily held the positions of District Manager and Regional Manager at Car-Mart.

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

          The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates. However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (currently 2.25%) plus 5%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2008, approximately 56% of the Company’s finance receivables were originated in Arkansas. Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings.

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

          Car-Mart acquires vehicles primarily through wholesalers, new car dealers, individuals and from auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb cost increases.

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

          The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the nine states where Car-Mart operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 53% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.

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

          The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, Car-Mart generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, tax refund anticipation sales began in early November 2007 and continued through January 2008. The success of the tax refund anticipation sales effort led to higher sales levels during the third quarter of fiscal 2008. The Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

Item 1B. Unresolved Staff Comments

          Not applicable.

Item 2. Properties

          As of April 30, 2008, the Company leased approximately 70% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri. The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

          The Company’s common stock is traded on the NASDAQ Stock Market under the symbol CRMT. The following table sets forth, by fiscal quarter, the high and low closing sales prices reported by NASDAQ for the Company’s common stock for the periods indicated.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First quarter	$13.92	$12.18	$20.58	$15.04
Second quarter	12.50	10.62	17.01	13.90
Third quarter	13.59	10.30	15.08	10.41
Fourth quarter	14.65	10.90	13.84	10.56

          As of July 3, 2008, there were approximately 1,039 stockholders of record. This number excludes stockholders holding stock under nominee security position listings.

Stockholder Return Performance Graph

          Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2003 and ending on April 30, 2008. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on May 1, 2003.

          The dollar value at April 30, 2008 of $100 invested in the Company’s common stock on May 1, 2003 was $143.83, compared to $172.87 for the Automobile Index described above and $178.03 for the NASDAQ Market Index (U.S. Companies).

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

Equity Compensation Plan Information

          The following table provides information as of April 30, 2008 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans:
Approved by security holders	593,647	$12.11	640,000
Not approved by security holders (1)	18,750	13.11	—

Total	612,397	$12.14	640,000

(1)	For a description of equity compensation plans not approved by security holders, see “Warrants” in Note J to the Company’s financial statements included elsewhere herein.

Issuer Purchases of Equity Securities

          The Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors and announced on December 2, 2005. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (2)

February 1, 2008 to February 29, 2008	—	—	—	711,783
March 1, 2008 to March 31, 2008	105,724	$12.38	105,724	606,059
April 1, 2008 to April 30, 2008	—	—	—	606,059
Total	105,724	$12.38	105,724	606,059

(2)	The above stock repurchase program has no expiration date.

Item 6. Selected Financial Data

          The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

	Years Ended April 30, (In thousands)

	2008	2007	2006	2005	2004

Revenues	$274,631	$240,334	$234,207	$204,788	$176,184

Income from continuing operations	$15,033	$4,232	$16,705	$17,976	$15,639

Net income	$15,033	$4,232	$16,705	$17,976	$15,804

Diluted earnings per share from continuing operations	$1.26	$0.35	$1.39	$1.49	$1.31

Total assets	$200,589	$173,598	$177,613	$143,668	$117,241
Total debt	$40,337	$40,829	$43,588	$29,145	$22,534
Stockholders’ equity	$137,222	$123,728	$119,251	$103,265	$84,577
Shares outstanding	11,688	11,875	11,848	11,844	11,637

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this annual report.

Overview

          America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

          Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years (average 16%). Historically, finance receivables have tended to grow slightly faster than revenues. In fiscal 2008, revenues increased 14.3% and finance receivables principal increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. The average term for installment sales contracts at April 30, 2008 was relatively flat as compared to April 30, 2007 (27.26 months vs. 27.13 months). In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2006, finance receivables grew 21.6% compared to revenue growth of 14.4%. The increase in 2006 primarily related to 1) an increase in the average term for installment sales contracts (to 27.25 months), 2) the timing of customer payments, particularly at year-end, 3) the purchase of finance receivables from Dan’s Auto Sales in Lexington, KY in March 2006, 4) the increase in the percentage of 30-day plus past due amounts at year-end (to 3.7%), and 5) an increase in the average interest rate charged resulting in a higher percentage of customer payments going to interest as opposed to principal reduction. Revenue growth results from same store revenue growth and the addition of new stores. Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will continue.

          The Company’s primary focus is on collections. Each store is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, significant negative external economic issues, including higher fuel prices, were prevalent throughout fiscal 2007 and fiscal 2008. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.

          The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%. Gross margins as a percentage of sales for fiscal 2008 were 42.3% (43.0% for the fourth quarter). The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

          Hiring, training and retaining qualified associates are critical to the Company’s success. The rate at which the Company adds new stores and is able to implement operating initiatives is limited by the number of trained managers the Company has at its disposal. Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to add new stores and to meet operational initiatives. The Company has added resources to recruit, train and develop personnel, especially personnel targeted to fill lot manager positions. The Company expects to continue to invest in the development of its workforce in fiscal 2009 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change

	Years Ended April 30,			2008 vs. 2007	2007 vs. 2006	As a % of Sales

	2008	2007	2006			2008	2007	2006

Operating Statement:
Revenues:
Sales	250,337	$216,898	$214,482	15.4%	1.1%	100.0%	100.0%	100.0%
Interest income and other	24,294	23,436	19,725	3.7	18.8	9.7	10.8	9.2

Total	274,631	240,334	234,207	14.3	2.6	109.7	110.8	109.2

Costs and expenses:
Cost of sales	144,537	125,073	119,433	15.6%	4.7	57.7	57.7	55.7
SG&A	47,263	41,778	39,261	13.1	6.4	18.9	19.3	18.3
Provision for credit loss	55,046	63,077	45,810	(12.7)	37.7	22.0	29.1	21.4
Interest expense	2,947	3,728	2,458	(20.9)	51.7	1.2	1.7	1.1
Depreciation and amort	1,148	994	724	15.5	37.3	.5	.5	.3
Loss on Lot Closures	527	—	—			.2

Total	251,468	234,650	207,686	7.2	13.0	100.5	108.2	96.8

Pretax income	$23,163	$5,684	$26,521	307.5	(78.6)	9.3	2.6	12.4

Operating Data:
Retail units sold	27,207	25,199	27,415	8.0%	(8.1%)
Average stores in operation	93.0	89.7	81.5	3.7	10.1
Average units sold per store	293	281	336	4.3	(16.4)
Average retail sales price	$8,690	$8,125	$7,494	7.0	8.4
Same store revenue growth	13.0%	(3.2%)	9.8%
Receivables average yield	12.7%	12.5%	11.6%

2008 Compared to 2007

          Revenues increased $34.3 million, or 14.3%, in fiscal 2008 as compared to fiscal 2007, principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($27.7 million), (ii) stores opened during fiscal 2007 or stores that opened or closed a satellite location during fiscal 2008 or fiscal 2007 ($6.7 million), (iii) revenues from stores opened during fiscal 2008 ($.6 million) offset by a $.7 million decrease in revenues for a store that closed in fiscal 2008.

          Revenues increased 14.3% in fiscal 2008 as compared to revenue growth of 2.6% in fiscal 2007. The increase in revenue growth year over year is attributable to (i) an 8% increase in retail unit volumes in fiscal 2008 together with a 7% increase in the average unit sales price, (ii) a 3.7% increase in interest and other income, and (iii) increased wholesale sales during fiscal 2008. Presently, the Company expects that its average retail sales price will increase in fiscal 2009, but at a rate less than increases seen in fiscal years 2008 and 2007.

          Cost of sales, as a percentage of sales, was flat at 57.7% in fiscal 2008 compared to fiscal 2007. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company’s gross margins have been negatively affected in recent years by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales was higher in fiscal 2008 and 2007 than in previous years, which has had a negative effect on overall gross margin percentages. The consumer demand for vehicles the Company purchases for resale remains high. This high demand has been exacerbated by the decrease in domestic new car sales, which results in higher purchase costs for the Company.

          Selling, general and administrative expense, as a percentage of sales, decreased .4% to 18.9% in fiscal 2008 from 19.3% in fiscal 2007. The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall expenses increased $5.5 million which consisted primarily of increased payroll costs. Payroll costs increased due to the increase in incentive based compensation, which is tied to profitability. Also, stock based compensation was $1.6 million in fiscal 2008 compared to $533,000 in fiscal 2007. The Company also experienced an increase in lot level expenditures associated with the opening and/or expansion of dealerships to support higher sales volumes. Additionally, the Company incurred some increased costs associated with strengthening controls and enhancing the corporate infrastructure to improve efficiencies and allow for future growth.

          Provision for credit losses, as a percentage of sales, decreased 7.1% to 22.0% in fiscal 2008 from 29.1% in fiscal 2007. Credit losses in fiscal 2008 were positively affected by lower losses during the entire year at most dealerships. The fiscal 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) which increased the allowance for credit losses to 22% of the finance receivable principal balance from 19.2%. Credit losses were higher in fiscal 2007 due to higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, significant negative external economic issues, including higher fuel prices, were prevalent throughout fiscal years 2007 and 2008.

          Interest expense, as a percentage of sales, decreased .5% to 1.2% in fiscal 2008 from 1.7% in fiscal 2007. The decrease was principally the result of lower average borrowing levels and lower average interest rates on the credit facilities during fiscal 2008.

          In fiscal 2008, the Company incurred $527,000 in losses associated with the closure of four dealerships. One of the dealerships was in Kansas and the other three were satellite locations in Texas.

          The effective income tax rate in fiscal 2008 was 35.1%. This rate is lower than historical rates (excluding fiscal 2007) due to the distribution of profits among the Company’s operating subsidiaries. It is anticipated that the effective income tax rate going forward will be more in the 36-37% range where it has been historically.

2007 Compared to 2006

          Revenues increased $6.1 million, or 2.6%, in fiscal 2007 as compared to fiscal 2006, principally as a result of (i) revenue growth from stores opened during fiscal 2006 or stores that opened or closed a satellite location during fiscal 2007 or fiscal 2006 ($7.4 million), (ii) revenues from stores opened during fiscal 2007 ($5.9 million) offset by a $7.2 million decrease in revenues for stores that operated a full 12 months in both periods.

          Revenues increased 2.6% in fiscal 2007 as compared to revenue growth of 14.4% in fiscal 2006. The decrease in revenue growth year over year is attributable to (i) a decrease in retail unit volumes in fiscal 2007 offset by an 8.4% increase in the average unit sales price, (ii) a lower growth rate for interest and other income, offset by (iii) increased wholesale sales during fiscal 2007.

          Cost of sales, as a percentage of sales, increased 2.0% to 57.7% in fiscal 2007 from 55.7% in fiscal 2006. The Company’s gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company’s gross margins were negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales was higher in fiscal 2007 versus fiscal 2006 which had a negative effect on gross margins. Consumer demand for the primary vehicles the Company acquires for its stores was high and was exacerbated by the slow down in domestic new car sales, resulting in higher purchase costs for vehicles.

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

Financial Condition

          The following table sets forth the major balance sheet accounts of the Company at April 30, 2008, 2007 and 2006 (in thousands):

	April 30,
	2008	2007	2006

Assets:
Finance receivables, net	$163,344	$139,194	$149,379
Inventory	13,532	13,682	10,923
Property and equipment, net	18,140	16,883	15,436

Liabilities:
Accounts payable and accrued liabilities	14,934	8,706	11,838
Revolving credit facilities & notes payable	40,337	40,829	43,588

          Historically, finance receivables have tended to grow slightly faster than revenue growth. This has historically been due, to a large extent, to an increasing average term necessitated by increases in the average retail sales price. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. The average term for installment sales contracts at April 30, 2008 was relatively flat as compared to April 30, 2007 (27.26 months vs. 27.13 months). In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2006, finance receivables grew 21.6% compared to revenue growth of 14.4%. The increase in 2006 primarily related to 1) an increase in the average term for installment sales contracts (to 27.25 months from 25.9 months at April 30, 2005), 2) the timing of customer payments, particularly at year-end, 3) the purchase of finance receivables from Dan’s Auto Sales in Lexington, KY in March 2006, 4) the increase in the percentage of 30-day plus past due amounts at year-end (to 3.7%), and 5) an increase in the average interest rate charged resulting in a higher percentage of customer payments going to interest as opposed to principal reduction. It is anticipated that the historical experience of finance receivables growing slightly faster than revenues will again be the trend into the future.

          In fiscal 2008, inventory decreased by 1.1% ($150,000) as compared to revenue growth of 14.3%. Improvements in inventory management as well as the timing of sales, particularly at year-end, allowed the Company to maintain overall inventory levels while growing revenues. The Company will continue to manage inventory levels into the future to ensure adequate supply, in volume and mix, to meet sales demand.

          Property and equipment, net increased $1.3 million in fiscal 2008 as the Company incurred expenditures to refurbish and expand a number of existing locations.

          Accounts payable and accrued liabilities increased $6.2 million in fiscal 2008 due to significantly higher sales volumes, most pronounced toward the end of fiscal 2008. Sales were up 31.5% in the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. Also, the unearned portion of the payment protection plan product, which was introduced in the first quarter of fiscal 2008, was $4.6 million at April 30, 2008.

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

Liquidity and Capital Resources

          The following table sets forth certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Years Ended April 30,
	2008	2007	2006

Operating activities:
Net income	$15,033	$4,232	$16,705
Provision for credit losses	55,046	63,077	45,810
Claims for payment protection plan	1,871	—	—
Depreciation and amortization	1,148	994	709
Stock based compensation	1,600	533	—
Finance receivable originations	(230,920)	(196,200)	(196,190)
Finance receivable collections	129,232	124,092	111,315
Inventory	20,249	16,811	10,692
Current Income Taxes	(1,390)	(3,695)	1,509
Deferred Income Taxes	3,130	(754)	(898)
Accrued Interest on Finance Receivables	(139)	124	(294)
Change in deferred payment protection plan revenue	4,631	—	—
Accounts payable and accrued liabilities	3,690	(692)	1,389
Other	(106)	(213)	(251)

Total	3,075	8,309	(9,504)

Investing activities:
Purchase of property and equipment	(2,559)	(2,716)	(5,011)
Proceeds from sale of property and equipment	112	357	157
Proceeds from sale of finance receivables related to lot closure	343
Payment for business acquired	—	(460)	(1,200)

Total	(2,104)	(2,819)	(6,054)

Financing activities:
Debt facilities, net	(492)	(2,759)	14,444
Change in cash overdrafts	2,556	(2,441)	1,629
Purchase of common stock	(3,538)	(454)	(1,312)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	399	166	593

Total	(1,075)	(5,488)	15,354

Cash provided by (used in) continuing operations	$(104)	$2	$(204)

          The Company generates cash flow from income from operations. Historically, most or all of this cash is used to fund finance receivables growth and for capital expenditures. To the extent finance receivables growth and capital expenditures exceeds income from operations, generally the Company increases its borrowings under its revolving credit facilities. The majority of the Company’s growth has been self-funded.

          The Company tends to lease the majority of the properties where its stores are located. As of April 30, 2008, the Company leased approximately 70% of its store properties. The Company expects to continue to lease the majority of the properties where its stores are located.

          Car-Mart’s credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At April 30, 2008, the Company’s net assets (excluding its $126 million equity investment in Car-Mart) consisted of $4,000 in cash, $1.4 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

          At April 30, 2008, the Company had $.2 million of cash on hand and an additional $19.4 million of availability under its revolving credit facilities (see Note F to the consolidated financial statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

          The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is slightly larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $3 million in the next 12 months in connection with refurbishing existing stores and adding three to four new stores, and (iii) reduce debt to the extent excess cash is available. In addition, occasionally the Company may use cash to repurchase its common stock.

          The Company’s revolving credit facilities mature in April 2009. The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

          The following is a summary of the Company’s contractual obligations as of April 30, 2008, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving lines of credit	$30,587	$30,587	$—	$—	$—
Notes payable	9,749	864	1,925	2,226	4,734
Interest payments	3,392	669	1,142	842	739
Operating leases	25,215	2,342	4,708	4,558	13,607

Total	$68,943	$34,462	$7,775	$7,626	$19,080

          We calculate estimated interest payments for the long term debt using the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

          The above excludes estimated interest payments on the Company’s revolving line of credit. The Company paid $2.9 million in interest payments on the revolving line of credit debt in fiscal 2008.

          The $25.2 million of lease commitments includes $3.4 million of non-cancelable lease commitments under the primary lease terms, and $21.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

          The Company has entered into operating leases for approximately 70% of its store and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital. The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past. For the years ended April 30, 2008, 2007 and 2006, rent expense for all operating leases amounted to approximately $2.7 million, $2.8 million and $2.4 million, respectively.

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

          In May 2007, the Internal Revenue Service (“IRS”) concluded on the previously disclosed examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. The IRS concluded that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. Based upon the favorable IRS conclusion, the Company recognized $500,000 of net income in the fourth quarter of fiscal 2007 for the elimination of associated income tax reserves.

Critical Accounting Estimates

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

          At October 31, 2006 (the end of the Company’s 2007 second quarter), management increased the allowance for credit loss percentage from 19.2% to 22% due to higher credit loss experience and trends. A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007.

Recent Accounting Pronouncements

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

          In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis. For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of Statement 157 is postponed to fiscal years beginning after November 15, 2008. The Company does not believe the adoption of Statement 157 will have a material impact on the Company’s financial statements.

          In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007. The Company does not believe the adoption of Statement 159 will have a material impact on the Company’s financial statements.

          In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities.” Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years after November 15, 2008. The Company does not believe the adoption of Statement 161 will have a material impact on the Company’s financial statements.

Seasonality

          The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, Car-Mart generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, tax refund anticipation sales began in early November 2007 and continued through January 2008. The success of the tax refund anticipation sales effort led to higher sales levels during the third quarter of fiscal 2008. The Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

Impact of Inflation

          Inflation has not historically been a significant factor impacting the Company’s results; however, recent purchase price increases for vehicles, most pronounced over the last two fiscal years, have had a negative effect on the Company’s gross profit percentages. This is due to the fact that the Company focuses on keeping payments affordable to its customer base and at the same time ensuring that the term of the loan matches the economic life of the vehicle.

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

          The Company’s financial instruments consist of fixed rate finance receivables, variable rate revolving notes payable, an $8.7 million fixed rate term loan and a $1.1 million fixed rate term loan (see Note F to the consolidated financial statements). The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%. These finance receivables generally have remaining maturities from one to 36 months. The Company’s revolving notes payable contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the Company’s revolving credit facility fluctuates with the prime interest rate of its lender). On May 16, 2008 the Company entered into a five year interest rate swap agreement which will effectively fix the interest rate on a notional $20 million of the revolving credit facilities. Interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.25% at April 30, 2008) plus 5.0%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate. At April 30, 2008, approximately 56% of the Company’s finance receivables were originated in Arkansas. The remaining loan portfolio carries interest rates approximating 17%. Assuming that these percentages are held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company. This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate). The initial impact within the first few months on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings could be positive, as the immediate interest expense savings could outweigh the loss of interest income on new loan originations. As the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

          The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($208.2 million) and variable interest rate borrowings ($10.6 million- excludes the $20 million notional amount underlying the interest rate swap agreement), and the percentage of Arkansas originated finance receivables (56%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) in Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings	Year 2 Increase (Decrease) in Pretax Earnings

	(in thousands)	(in thousands)
+200 basis points	$786	$1,867
+100 basis points	393	933
-100 basis points	(393)	(933)
-200 basis points	(786)	(1,867)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended April 30, 2008.These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 123(R), Share-Based Payments effective May 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 3, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
July 3, 2008

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2008	April 30, 2007

Assets:
Cash and cash equivalents	$153	$257
Accrued interest on finance receivables	833	694
Finance receivables, net	163,344	139,194
Inventory	13,532	13,682
Prepaid expenses and other assets	832	600
Income tax receivable	3,400	1,933
Goodwill	355	355
Property and equipment, net	18,140	16,883

	$200,589	$173,598

Liabilities and stockholders’ equity:
Accounts payable	$3,871	$2,473
Deferred payment protection plan revenue	4,631	—
Accrued liabilities	11,063	6,233
Deferred tax liabilities, net	3,465	335
Revolving credit facilities and notes payable	40,337	40,829

Total liabilities	63,367	49,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,091,628 and 11,985,958 shares issued at April 30, 2008 and 2007	121	120
Additional paid-in capital	37,284	35,286
Retained earnings	105,307	90,274
Treasury stock, at cost (403,941 and 111,250 shares at April 30, 2008 and 2007)	(5,490)	(1,952)

Total stockholders’ equity	137,222	123,728

	$200,589	$173,598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2008	2007	2006

Revenues:
Sales	$250,337	$216,898	$214,482
Interest and other income	24,294	23,436	19,725

	274,631	240,334	234,207

Costs and expenses:
Cost of sales	144,537	125,073	119,433
Selling, general and administrative	47,263	41,778	39,261
Provision for credit losses	55,046	63,077	45,810
Interest expense	2,947	3,728	2,458
Depreciation and amortization	1,148	994	724
Loss on lot closures	527	—	—

	251,468	234,650	207,686

Income before taxes	23,163	5,684	26,521

Provision for income taxes	8,130	1,452	9,816

Net income	$15,033	$4,232	$16,705

Earnings per share:
Basic	$1.27	$.36	$1.41
Diluted	$1.26	$.35	$1.39

Weighted average number of shares outstanding:
Basic	11,825,657	11,850,247	11,852,804
Diluted	11,907,321	11,953,987	12,018,541

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,

	2008	2007	2006

Operating activities:
Net income	$15,033	$4,232	$16,705
Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	55,046	63,077	45,810
Claims for payment protection plan	1,871	—	—
Depreciation and amortization	1,148	994	709
Loss (gain) on sale of property and equipment	203	(82)	15
Stock based compensation	1,600	533	—
Deferred income taxes	3,130	(754)	(898)
Changes in operating assets and liabilities:
Finance receivable originations	(230,920)	(196,200)	(196,190)
Finance receivable collections	129,232	124,092	111,315
Accrued interest on finance receivables	(139)	124	(294)
Inventory	20,249	16,811	10,692
Prepaid expenses and other assets	(232)	(46)	(152)
Accounts payable and accrued liabilities	3,690	(692)	1,389
Change in deferred payment protection plan revenue	4,631	—	—
Income taxes payable	(1,390)	(3,695)	1,509
Excess tax benefit from share-based payments	(77)	(85)	(114)

Net cash provided by (used in) operating activities	3,075	8,309	(9,504)

Investing activities:
Purchase of property and equipment	(2,559)	(2,716)	(5,011)
Proceeds from sale of property and equipment	112	357	157
Proceeds from sale of finance receivables related to lot closure	343	—	—
Payment for business acquired	—	(460)	(1,200)

Net cash used in investing activities	(2,104)	(2,819)	(6,054)

Financing activities:
Exercise of stock options and warrants	205	81	479
Excess tax benefits from share based compensation	77	85	114
Issuance of common stock	117	—	—
Purchase of common stock	(3,538)	(454)	(1,312)
Change in cash overdrafts	2,556	(2,441)	1,629
Proceeds from notes payable	—	11,200	—
Principal payments on notes payable	(769)	(682)	—
Proceeds from revolving credit facilities	78,405	68,456	121,025
Payments on revolving credit facilities	(78,128)	(81,733)	(106,581)

Net cash provided by (used in) financing activities	(1,075)	(5,488)	15,354

Increase (decrease) in cash and cash equivalents	(104)	2	(204)
Cash and cash equivalents at: Beginning of period	257	255	459

End of period	$153	$257	$255

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
America’s Car-Mart, Inc.
(Dollars in thousands)

For the Years Ended April 30, 2008, 2007 and 2006

			Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at April 30, 2005	11,852,188	$118	$33,996	$69,337	$(186)	$103,265

Stock options/warrants exercised	77,086	1	478	—	—	479

Purchase of 72,800 treasury shares	—	—	—	—	(1,312)	(1,312)

Tax benefit of options exercised	—	—	114	—	—	114

Net income	—	—	—	16,705	—	16,705

Balance at April 30, 2006	11,929,274	$119	$34,588	$86,042	($1,498)	$119,251

Stock options/warrants exercised	13,750	—	81	—	—	81

Purchase of 30,000 treasury shares	—	—	—	—	(454)	(454)

Tax benefit of options exercised	22,329	—	85	—	—	85

Stock based compensation	20,605	1	532	—	—	533
Net income	—	—	—	4,232	—	4,232

Balance at April 30, 2007	11,985,958	$120	$35,286	$90,274	($1,952)	$123,728

Issuance of common stock	10,273	—	117	—	—	117

Stock options/warrants exercised	55,898	1	204	—	—	205

Purchase of 292,691 treasury shares	—	—	—	—	(3,538)	(3,538)

Tax benefit of options exercised	—	—	77	—	—	77

Stock based compensation	39,499	—	1,600	—	—	1,600

Net income	—	—	—	15,033	—	15,033

Balance at April 30, 2008	12,091,628	$121	$37,284	$105,307	($5,490)	$137,222

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

          America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

          The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 53% of revenues resulting from sales to Arkansas customers. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. Car-Mart’s revolving credit facilities mature in April 2009. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

          Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At April 30, 2008, the Company’s assets (excluding its $126 million equity investment in Car-Mart) consisted of $4,000 in cash, $1.4 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

          The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

          The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. At April 30, 2008 and 2007, respectively, 3.1% and 3.4% of the Company’s finance receivable balances were 30 days or more past due.

          The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 53 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

          At October 31, 2006 (the end of the Company’s 2007 second quarter), management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends. A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5,271,000 for the Company’s second quarter of fiscal 2007. No such charge was required in the third or fourth quarters of fiscal 2007 or during fiscal 2008.

Inventory

          Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

          Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal years 2008, 2007 or 2006.

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

Cash Overdraft

          The Company’s primary disbursement bank account is set up to operate with a fixed $50,000 cash balance. As checks are presented for payment, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of its revolving credit facilities. The cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment.

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

          Occasionally, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.

          The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The Company had no adjustments or unrecognized tax benefits as a result of the implementation of Interpretation 48.

          The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2005.

          The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2008.

Revenue Recognition

          Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and a payment protection plan product, and interest income and late fees earned on finance receivables. Revenues are net of taxes collected from customers and remitted to government agencies.

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

          Active accounts include all accounts except those that have been paid-off or charged-off. At April 30, 2008 and 2007, finance receivables more than 90 days past due were approximately $241,000 and $115,000, respectively. Late fees are recognized when collected and are included in interest income.

Advertising Costs

          Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $2,888,000, $2,912,000 and $2,326,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

Employee Benefit Plans

          The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation. The Company contributed approximately $153,000, $156,000, and $155,000 to the plans for the years ended April 30, 2008, 2007 and 2006, respectively.

          Effective February 1, 2007, the Company began offering employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company will take a charge to earnings for the 15% discount. Amounts for fiscal years 2008 and 2007 were not material. A total of 200,000 shares were registered and 191,976 remain available for issuance at April 30, 2008.

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

          The Company recorded compensation cost for stock-based employee awards of $1.6 million ($1.04 million after-tax) during the year ended April 30, 2008. The pre-tax amounts include $358,000 for restricted shares issued on May 1, 2006, $823,000 for stock options granted during the year ended April 30, 2008, $403,000 for restricted shares issued on December 18, 2007 and $16,000 related to stock issued under the 2006 Employee Stock Purchase Plan. The Company recorded compensation cost for stock-based employee awards of $533,000 ($336,000 after-tax) during the year ended April 30, 2007. The pretax amounts include $397,000 for restricted shares issued on May 1, 2006 and $136,000 for stock options granted in fiscal 2007. Tax benefits were recognized for these costs at the Company’s overall expected effective tax rate.

          As a result of the adoption of SFAS 123R, earnings were lower than under the previous accounting method for share-based compensation by the following amounts:

(Dollars in thousands)	Year Ended April 30, 2007

Income before taxes	$136

Net income	$85

Basic net earnings per common share	$.01

Diluted net earnings per common share	$.01

          The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended April 30, 2006:

(Dollars in thousands)		Year Ended April 30, 2006

Net income, as reported		$16,705
Deduct:	Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(100)

Pro forma net income		$16,605

Basic earnings per common share:
	As reported	$1.41
	Pro forma	$1.40

Diluted earnings per common share:
	As reported	$1.39
	Pro forma	$1.38

          The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average assumptions in the table below.

	April 30, 2008	April 30, 2007	April 30, 2006

Expected term (years)	6.9	4.8	5.0
Risk-free interest rate	4.4%	5.14%	4.5%
Volatility	80%	62%	45%
Dividend yield	—	—	—

          The expected term of the options is based on evaluations of historical and expected future employee and director exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

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

          The stockholders of the Company previously approved three stock option plans, including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”). No additional option grants may be made under the 1986, 1991 or 1997 Plans. The 1997 Plan set aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The options vested upon issuance. At April 30, 2007, there were 28,558, shares of common stock available for grant under the 1997 Plan. Options for 15,000 of these shares were granted to the Company’s outside directors on July 2, 2007. The 1997 Plan expired in July 2007. Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at April 30, 2008	0	640,000

          The grant-date fair value of options granted during fiscal years 2008 and 2007 was $3,360,000 and $130,000, respectively. The aggregate intrinsic value of outstanding options at April 30, 2008 is $2,098,000. Of the 375,000 options granted during fiscal 2008, 360,000 were granted to executive officers on October 16, 2007 upon the approval by shareholders of the 2007 Plan. The options were granted at fair market value on date of grant. The vesting of these options are set to vest in one third increments and is subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010. As of April 30, 2008, the Company has $2,538,000 of total unrecognized compensation cost related to unvested options granted under the 2007 Plan. At each period end, the Company will evaluate and estimate the likelihood of attaining the underlying performance goals and recognize compensation cost accordingly. These outstanding options have a weighted-average remaining vesting period of 2.0 years.

          The Company received cash from options exercised of $205,000, $81,000 and $479,000 in fiscal years 2008, 2007 and 2006, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

          The intrinsic value for options exercised was $495,000, $156,000, and $851,000 in fiscal years 2008, 2007, and 2006, respectively.

Warrants

          As of April 30, 2008, the Company had outstanding stock purchase warrants issued in 2004 to purchase 18,750 shares at prices ranging from $11.83 to $18.23 per share (weighted average exercise price of $13.11). All of the warrants are presently exercisable and expire between 2008 and 2009. The warrants have a weighted average remaining contractual life of 3.8 months at April 30, 2008. There were 22,329 shares of stock purchased as the result of warrants exercised during the fiscal year ended April 30, 2007. The intrinsic value of the warrants exercised was $374,000. The outstanding warrants at April 30, 2008 had an aggregate intrinsic value of $38,400.

Stock Incentive Plan

          The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company. During fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date. During fiscal 2007, 57,500 restricted shares were granted with a fair value of $20.07 per share, the market price of the Company’s stock on the grant date. Restricted shares issued under the Stock Incentive Plan had an initial weighted average vesting period of 2.6 years and began vesting on April 30, 2007. A total of 22,480 shares remained available for award at April 30, 2008.

          The Company recorded a pre-tax expense of $761,000 and $397,000 related to the Stock Incentive Plan during fiscal years 2008 and 2007, respectively.

          As of April 30, 2008, the Company has $808,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.7 years. The fair value at vesting for awards under the stock incentive plan was $655,000 and $229,000 in fiscal 2008 and 2007, respectively.

          There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2008.

Treasury Stock

          The Company purchased 292,691 and 30,000 shares of its common stock to be held as treasury stock for a total cost of $3,537,986 and $454,029 during 2008 and 2007, respectively. Treasury stock may be used for issuances under the Company’s stock option plan or for other general corporate purposes.

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

          In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis. For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of Statement 157 is postponed to fiscal years beginning after November 15, 2008. The Company does not believe the adoption of Statement 157 will have a material impact on the Company’s financial statements.

          In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of Statement 159 will have a material impact on the Company’s financial statements.

          In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities.” Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years after November 15, 2008. The Company does not believe the adoption of Statement 161 will have a material impact on the Company’s financial statements.

C - Finance Receivables, Net

          The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months. The components of finance receivables as of April 30, 2008 and 2007 are as follows:

	April 30,
(In thousands)	2008	2007

Gross contract amount	$231,069	$199,677
Less unearned finance charges	(22,916)	(21,158)

Principal balance	208,153	178,519
Less allowance for credit losses	(44,809)	(39,325)

Finance receivables, net	$163,344	$139,194

          Changes in the finance receivables, net balance for the years ended April 30, 2008, 2007 and 2006 are as follows:

	Years Ended April 30,
(In thousands)	2008	2007	2006

Balance at beginning of year	$139,194	$149,379	$123,099
Finance receivable originations	230,920	196,200	196,190
Finance receivables from acquisition of business	—	354	845
Finance receivable collections	(129,232)	(124,092)	(111,315)
Provision for credit losses	(55,046)	(63,077)	(45,810)
Lot closure	(522)	—	—
Payment protection plan claims	(1,871)	—	—
Inventory acquired in repossessions and payment protection plan claims	(20,099)	(19,570)	(13,630)

Balance at end of year	$163,344	$139,194	$149,379

          Changes in the finance receivables allowance for credit losses for the years ended April 30, 2008, 2007 and 2006 are as follows:

	Years Ended April 30,
(In thousands)	2008	2007	2006

Balance at beginning of year	$39,325	$35,864	$29,251
Provision for credit losses	55,046	63,077	45,810
Allowance related to acquisition of business, net change	(236)	(366)	527
Charge-offs, net of recovered collateral	(49,326)	(59,250)	(39,724)

Balance at end of year	$44,809	$39,325	$35,864

D - Property and Equipment

          A summary of property and equipment as of April 30, 2008 and 2007 is as follows:

	April 30,
(In thousands)	2008	2007

Land	$5,740	$5,221
Buildings and improvements	6,808	5,890
Furniture, fixtures and equipment	4,295	4,000
Leasehold improvements	5,213	4,588
Less accumulated depreciation and amortization	(3,916)	(2,816)

	$18,140	$16,883

E - Accrued Liabilities

          A summary of accrued liabilities as of April 30, 2008 and 2007 is as follows:

	April 30,
(In thousands)	2008	2007

Compensation	$3,354	$1,970
Cash overdraft (see Note B)	2,556	—
Deferred service contract revenue (see Note B)	2,295	1,812
Deferred sales tax (see Note B)	1,035	928
Subsidiary redeemable preferred stock (see Note H)	500	500
Interest	177	286
Other	1,146	737

	$11,063	$6,233

F – Revolving Credit Facilities

          A summary of revolving credit facilities is as follows:

Revolving Credit Facilities

Primary Lender	Aggregate Amount	Interest Rate		Balance at
			Maturity	April 30, 2008	April 30, 2007

Bank of Oklahoma	$50.0 million	Prime +/-	Apr 2009	$30,587	$30,311

          On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a $10 million term loan. The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. The principal balance on the term loan was $8.7 million at April 30, 2008. The combined total for the Company’s credit facilities is $60 million. On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities. The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to and adjust the Company’s interest rate pricing grid on its revolving credit facilities. The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus ..25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

          The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate minus .25% per annum at April 30, 2008 (4.75%) and at the bank’s prime lending rate plus .75% per annum at April 30, 2007 (9.0%). The interest rate on the revolving credit facilities decreased between years due to decreases in the prime rate and to the Company’s financial performance. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company was in compliance with the covenants at April 30, 2008. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2008, Car-Mart could have drawn an additional $19.4 million under its facilities.

          The Company also has a $1.1 million term loan secured by the corporate aircraft. The term loan is payable over fifteen years and has a fixed interest rate of 6.87% at April 30, 2008.

G - Income Taxes

          The provision for income taxes for the fiscal years ended April 30, 2008, 2007 and 2006 was as follows:

	Years Ended April 30,
(In thousands)	2008	2007	2006

Provision for income taxes
Current	$5,000	$2,206	$10,714
Deferred	3,130	(754)	(898)

	$8,130	$1,452	$9,816

          The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2008	2007	2006

Tax provision at statutory rate	$8,091	$1,938	$9,282
State taxes, net of federal benefit	56	13	643
Reduction of tax reserves	—	(500)	—
Other, net	(17)	1	(109)

	$8,130	$1,452	$9,816

          The effective income tax rate in 2007 was 26%. This tax rate resulted primarily from the elimination of $500,000 of tax reserves established in prior years for potential issues from the Internal Revenue Service (“IRS”) examinations of the Company’s 2002 tax returns and certain items in subsequent years. The reserves were eliminated based on a favorable audit determination from the IRS that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. Also, the Company’s state income taxes for 2008 and 2007 were lower due to the distribution of taxable income among the Company’s operating subsidiaries.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2008 and 2007 were as follows:

	April 30,
(In thousands)	2008	2007

Deferred tax liabilities related to:
Finance receivables	$8,524	$1,671
Property and equipment	501	413

Total	9,025	2,084

Deferred tax assets related to:
Accrued liabilities	1,553	1,112
Inventory	638	586
Share based compensation	414	51
Tax Carry-forwards	2,955

Total	5,560	1,749

Deferred tax liabilities, net	$3,465	$335

          At April 30, 2008, the Company has approximately $7.9 million in tax loss carry forwards that expire in 2028.

H - Capital Stock

          The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

          A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend. Accumulated but undeclared dividends were $10,000 and $30,000 at April 30, 2008 and 2007, respectively. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends. After April 30, 2010, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends. The subsidiary preferred stock is included in accrued liabilities.

I – Weighted Average Shares Outstanding

          Weighted average shares outstanding used in the calculation of basic and diluted earnings per share were as follows for the years ended April 30, 2008, 2007 and 2006:

	Years Ended April 30,
	2008	2007	2006

Average shares outstanding – basic	11,825,657	11,850,247	11,852,804
Dilutive options and warrants	81,664	103,740	165,737

Average shares outstanding – diluted	11,907,321	11,953,987	12,018,541

Antidilutive securities not included:
Options and warrants	216,209	88,500	77,250
Restricted Stock	32,576	39,667	—

J - Stock Options and Warrants

Stock Options

          Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan (“1986 Plan”), the 1991 Non-Qualified Stock Option Plan (“1991 Plan”) and the 1997 Stock Option Plan (“1997 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans. The 1997 Plan sets aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. At April 30, 2008 and 2007, there were 0 and 28,558 shares of common stock available for grant, respectively, under the 1997 Plan. Options granted under the Company’s stock option plans expire in the calendar years 2008 through 2016. The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2005 to April 30, 2008:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2005	370,220	$3.67 to $23.75	3,584,975	$9.68
Granted	15,000	22.17	332,550	22.17
Exercised	(72,650)	3.67 to 8.77	(479,971)	6.61
Canceled	(25,275)	6.59 to 23.75	(456,715)	18.07

Outstanding at April 30, 2006	287,295	$3.67 to $23.75	2,980,839	$10.38
Granted	12,250	11.62 to 20.47	241,908	19.75
Exercised	(13,750)	3.67 to 11.83	(81,030)	5.89
Canceled	(11,250)	19.83 to 22.17	(234,250)	20.82

Outstanding at April 30, 2007	274,545	$3.67 to $23.75	2,907,467	$10.59

Granted	375,000	$11.90 to $13.37	4,484,550	$11.96
Exercised	(55,898)	$3.67	(204,959)	3.67

Outstanding at April 30, 2008	593,647	$3.67 to $23.75	$7,187,058	$12.11

          Options for 360,000 shares were granted to executive officers on October 16, 2007 but were not yet exercisable. The vesting of these options are set to vest in one third increments and are subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010. All other options are currently exercisable. A summary of stock options outstanding as of April 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 3.67 to $ 8.77	129,147	1.88	$5.30
11.62 to 23.75	464,500	8.92	14.00

	593,647	7.38	$12.11

K - Commitments and Contingencies

Facility Leases

          The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2008, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2009	$2,342
2010	2,333
2011	2,375
2012	2,331
2013	2,227
Thereafter	13,607

$25,215

          The $25.2 million of lease commitments includes $3.4 million of non-cancelable lease commitments under the primary lease terms, and $21.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2008, 2007 and 2006, rent expense for all operating leases amounted to approximately $2,698,000, $2,757,000 and $2,440,000, respectively.

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

          In May 2007, the Internal Revenue Service (“IRS”) concluded on the previously disclosed examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. The IRS concluded that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial. Based upon the favorable IRS conclusion, the Company recognized $500,000 of net income in the fourth quarter of fiscal 2007 for the elimination of associated income tax reserves.

          The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The Company had no adjustments or unrecognized tax benefits as a result of the implementation of Interpretation 48.

          The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2005.

          The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2008.

L - Fair Value of Financial Instruments

          The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2008 and 2007:

	April 30, 2008		April 30, 2007

(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$153	$153	$257	$257
Finance receivables, net	163,344	131,832	139,194	133,840
Accounts payable	3,871	3,871	2,473	2,473
Revolving credit facilities	30,587	30,587	30,311	30,311
Notes payable	9,750	9,750	10,518	10,518

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The fair value was estimated based upon discussions with third party purchasers of finance receivables and the Company’s own recent experience with purchasing businesses in the industry.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

Notes payable	The fair value approximates carrying value due to the nature of the collateral and the fairly recent placement of the debt.

M - Supplemental Cash Flow Information

          Supplemental cash flow disclosures for the years ended April 30, 2008, 2007 and 2006 are as follows:

	Years Ended April 30,
(In thousands)	2008	2007	2006

Supplemental disclosures:
Interest paid	$3,056	$3,700	$2,336
Income taxes paid, net	6,391	5,856	9,204

Non-cash transactions:
Inventory acquired in repossessions and payment protection plan claims	20,099	19,570	13,630

N - Quarterly Results of Operations (unaudited)

          A summary of the Company’s quarterly results of operations for the years ended April 30, 2008 and 2007 is as follows (in thousands, except per share information):

	Year Ended April 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$58,707	$68,243	$71,139	$76,542	$274,631
Net income	2,141	3,466	3,378	6,048	15,033
Earnings per share:
Basic	.18	.29	.29	.52	1.27
Diluted	.18	.29	.28	.51	1.26

	Year Ended April 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$62,191	$59,539	$59,308	$59,296	$240,334
Net income (loss)	4,155	(1,928)	(50)	2,055	4,232
Earnings per share:
Basic	.35	(.16)	—	.17	.36
Diluted	.35	(.16)	—	.16	.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of the end of period covered by this report, April 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures were effective.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

          Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2008.

          The Company’s independent registered public accounting firm have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited America’s Car-Mart, Inc.’s (a Texas corporation) internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on America’s Car-Mart, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, America’s Car-Mart, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2008 and our report dated July 3, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
July 3, 2008

Changes in Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9A(T). Controls and Procedures

          Not Applicable.

Item 9B. Other Information

          Not Applicable.

PART III

          Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Company’s Annual Meeting of Stockholders to be held in October 2007 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

          The information required by this item is will be contained in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements and Accountant’s Report

	The following financial statements and accountant’s report are included in Item 8 of this report:

	Report of Independent Registered Public Accounting Firm	55

	Consolidated Balance Sheets as of April 30, 2008 and 2007	32

	Consolidated Statements of Operations for the years ended April 30, 2008, 2007 and 2006	33

	Consolidated Statements of Cash Flows for the years ended April 30, 2008, 2007 and 2006	34

	Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2008, 2007 and 2006m	35

	Notes to Consolidated Financial Statements	36

(a)2.	Financial Statement Schedules

          The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)3.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (3)

4.1	Specimen stock certificate. (4)

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

4.2.2

Third Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated February 24, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks. (7)

4.2.3

Fourth Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated April 28, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks. (8)

4.2.4

Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank. (16)

4.2.5

Sixth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated May 16, 2008, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank. (19)

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

4.3.5

Fifth Amendment to Revolving Credit Agreement, dated May 16, 2008, among America’s CAR-MART, Inc., an Arkansas corporation, and Texas CAR-MART, Inc., as borrowers, and Bank of Arkansas, N.A., as lender. (19)

Exhibit Number	Description of Exhibit

4.4

International Swap Dealers Association, Inc. Master Agreement, Schedule to the Master Agreement and Credit Support Annex dated May 15, 2008 among America’s CAR-MART, Inc., Texas CAR-MART, Inc., Colonial Finance, Inc. and Bank of Oklahoma, N.A. (19)

10.1	1986 Incentive Stock Option Plan. (9)

10.1.1	Amendment to 1986 Incentive Stock Option Plan adopted September 27, 1990. (10)

10.2	1991 Non-Qualified Stock Option Plan. (11)

10.3	1997 Stock Option Plan. (12)

10.4	2005 Restricted Stock Plan. (15)

10.4.1	Amendment to 2005 Restricted Stock Plan (17)

10.5	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (13)

10.6	Employment Agreement, dated May 1, 2006, between the Company and Tilman J. Falgout, III. (18)

10.6.1	Amendment No. 1 to Employment Agreement, effective as of August 27, 2007, between the Company and Tilman J. Falgout, III. (3)

10.7	Employment Agreement, dated as of May 1, 2007, between the Company and William H. Henderson. (3)

10.8	Employment Agreement, dated as of May 1, 2007, between the Company and Eddie L. Hight. (3)

10.9	Employment Agreement, dated May 1, 2007, between the Company and Jeffrey A. Williams. (3)

10.10	2007 Stock Option Plan effective August 27, 2007. (20)

10.11	Amendment to the Stock Incentive Plan adopted August 27, 2007. (20)

10.12	Form of Option Agreement for 2007 Stock Option Plan. (3)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of America’s Car-Mart, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

24.1	Power of Attorney of William H. Henderson. (1)

Exhibit Number	Description of Exhibit

24.2	Power of Attorney of Tilman J. Falgout, III. (1)

24.3	Power of Attorney of J. David Simmons. (1)

24.4	Power of Attorney of William A. Swanston. (1)

24.5	Power of Attorney of William M. Sams. (1)

24.6	Power of Attorney of Daniel J. Englander. (1)

31.1	Rule 13a-14(a) certification. (1)

31.2	Rule 13a-14(a) certification. (1)

32.1	Section 1350 certification. (1)

(1)	Filed herewith.

(2)

Previously filed as Exhibits 4.1-4.8 to the Company’s Registration Statement on Form S-8 initially filed with the Securities and Exchange Commission on November 16, 2005 (No. 333-129727) and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.2 to the Company’s current report on Form 8-K initially filed with the Securities and Exchange Commission on December 7, 2007 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on June 29, 2005 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on October 6, 2005 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on February 27, 2006 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Company’s Registration Statement on Form 10, as amended, (No. 0-14939) and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1991 and incorporated herein by reference.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 1992 and incorporated herein by reference.

(12)

Previously filed as an Exhibit to the Company’s Registration Statement on Form S-8, as amended, initially filed with the Securities and Exchange Commission on October 20, 1997 (No. 333-38475) and incorporated herein by reference.

(13)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 and incorporated herein by reference.

(14)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 and incorporated herein by reference.

(15)	Previously filed as Appendix B to the Company’s Proxy Statement on Schedule 14A initially filed with the Securities and Exchange Commission on August 29, 2005 and incorporated herein by reference.

(16)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 and incorporated herein by reference.

(17)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 and incorporated herein by reference.

(18)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 and incorporated herein by reference.

(19)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 and incorporated herein by reference.

(20)	Previously filed as Appendix to the Company’s Proxy Statement on Schedule 14A initially filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference.

(b)	The exhibits are listed in Item 15(a)3 above.

(c)	Refer to Item 15(a)2. above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 3, 2008	By:	/s/ William H. Henderson

William H. Henderson
Chief Executive Officer
(principal executive officer)

Dated: July 3, 2008	By:	/s/ Jeffrey A. Williams

Jeffrey A. Williams
Vice President Finance and Chief Financial Officer
(principal financial and accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board,	July 3, 2008

Tilman J. Falgout, III	General Counsel and Director

*	Vice Chairman of the Board,

William H. Henderson	Chief Executive Officer and Director	July 3, 2008

*	Director	July 3, 2008

J. David Simmons

*	Director	July 3, 2008

Daniel J. Englander

*	Director	July 3, 2008

William M. Sams

*	Director	July 3, 2008

William A. Swanston

* By /s/ Jeffrey A. Williams

Jeffrey A. Williams
As Attorney-in-Fact
Pursuant to Powers of
Attorney filed herewith