Form 10-Q
period 2008-07-31
AMERICAS CARMART INC
filed 2008-09-09
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
July 31, 2008	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 9, 2008
Common stock, par value $.01 per share	11,777,731

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	July 31, 2008	April 30, 2008
	(unaudited)
Assets:
Cash and cash equivalents	$267	$153
Accrued interest on finance receivables	893	833
Finance receivables, net	173,282	163,344
Inventory	14,737	13,532
Prepaid expenses and other assets	1,429	832
Income tax receivable	3,334	3,400
Goodwill	355	355
Property and equipment, net	18,431	18,140

	$212,728	$200,589

Liabilities and stockholders’ equity:
Accounts payable	$3,914	$3,871
Deferred payment protection plan revenue	6,679	4,631
Accrued liabilities	9,695	11,063
Deferred tax liabilities	6,226	3,465
Revolving credit facilities and notes payable	42,628	40,337
	69,142	63,367

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,139,674 issued (12,091,628 at April 30, 2008)	121	121
Additional paid-in capital	38,367	37,284
Retained earnings	110,588	105,307
Less: Treasury stock, at cost, 403,941 shares	(5,490)	(5,490)
Total stockholders’equity	143,586	137,222

	$212,728	$200,589

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2008	2007
Revenues:
Sales	$69,226	$52,863
Interest income	6,435	5,844
	75,661	58,707

Costs and expenses:
Cost of sales	39,027	31,538
Selling, general and administrative	12,818	11,195
Provision for credit losses	14,490	11,519
Interest expense	693	810
Depreciation and amortization	319	274
	67,347	55,336

Income before taxes	8,314	3,371

Provision for income taxes	3,033	1,230

Net Income	$5,281	$2,141

Earnings per share:
Basic	$.45	$.18
Diluted	$.45	$.18

Weighted average number of shares outstanding:
Basic	11,707,243	11,875,782
Diluted	11,790,086	11,967,690

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

Three Months Ended
July 31,
2008	2007

	Operating activities:
	Net income	$5,281	$2,141

	Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
	Provision for credit losses	14,490	11,519
	Claims under payment protection plan	742	-
	Depreciation and amortization	319	274
	(Gain) loss on sale of property and equipment	(10)	47
	Share based compensation	682	232
	Unrealized loss on derivative	13	-
	Deferred income taxes	2,761	196
	Changes in operating assets and liabilities:
	Finance receivable originations	(65,793)	(48,853)
	Finance receivable collections	35,345	30,553
	Accrued interest on finance receivables	(60)	(67)
	Inventory	4,073	5,815
	Prepaid expenses and other assets	(597)	(125)
	Accounts payable and accrued liabilities	(299)	3,228
	Deferred payment protection plan revenue	2,048	-
	Income taxes receivable	251	797
	Excess tax benefit from share-based payments	(185)	-
	Net cash provided by (used in) operating activities	(939)	5,757

	Investing activities:
	Purchase of property and equipment	(647)	(697)
	Proceeds from sale of property and equipment	29	44
	Net cash used in investing activities	(618)	(653)

	Financing activities:
	Exercise of stock options and warrants	147	-
	Excess tax benefit from share-based compensation	185
	Issuance of common stock	69	39
	Change in cash overdrafts	(1,021)	1,992
	Proceeds from notes payable	16	-
	Principal payments on notes payable	(202)	(180)
	Proceeds from revolving credit facilities	18,245	13,697
	Payments on revolving credit facilities	(15,768)	(20,671)
	Net cash provided by (used in) financing activities	1,671	(5,123)

	Increase (decrease) in cash and cash equivalents	114	(19)
Cash and cash equivalents at:	Beginning of period	153	257

	End of period	$267	$238

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2008, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of July 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 51% of revenues from customers residing in Arkansas.  The Company maintains a security interest in the vehicles sold.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2009.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2008, the Company’s assets (excluding its $131 million equity investment in Car-Mart) consisted of $4,000 in cash, $2.2 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At July 31, 2008 and 2007, 3.6% and 4.1%, respectively, of the Company’s finance receivables balance were 30 days or more past due.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts where the vehicle has been repossessed, the fair value of the repossessed vehicle is a reduction of the gross finance receivables balance charged-off.  On average, accounts are approximately 54 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

Beginning May 1, 2007, the Company began offering retail customers in certain states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle or the vehicle has been stolen. The Company will periodically evaluate anticipated losses to ensure that if they do exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such additional liability is required at July 31, 2008.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2008, and to date, there has been none in fiscal 2009.

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

    The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

   The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2006.

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2008.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, interest income and late fees earned on finance receivables, and revenues generated from the payment protection plan product sold in certain states.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off.  At July 31, 2008 and 2007, finance receivables more than 90 days past due were approximately $305,000 and $342,000, respectively.

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

Stock-based compensation

   The Company applies the provisions of Statement of Financial Accounting Standards 123R, “Share Based Payment” (“SFAS 123R”), which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.  The Company has elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated financial results for prior periods.  Under this transition method, the Company applied the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after May 1, 2006.

The Company recorded compensation cost for stock-based employee awards of $682,000 ($433,000 after tax effects) during the quarter ended July 31, 2008.  The pretax amounts include $89,000 for restricted shares issued on May 1, 2006, $67,000 for restricted shares issued on December 18, 2007, $519,000 for stock options granted during quarter ended July 31, 2008, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan. The Company recorded $232,000 ($146,000 after tax effects) during the quarter ended July 31, 2007.  The pretax amount includes $89,000 for restricted shares issued on May 1, 2006, $136,000 related to stock options granted during quarter ended July 31, 2007, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2008	July 31, 2007

Expected term (years)	5.0	5.0
Risk-free interest rate	3.33%	5.02%
Volatility	90%	80%
Dividend yield	—	—

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

The shareholders of the Company previously approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  No additional option grants may be made under the 1986, 1991, or 1997 plans.  Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2017.

Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at July 31, 2008	0	640,000

 The grant-date fair value of options granted during the quarters ended July 31, 2008 and 2007 was $201,000 and $135,000, respectively. The options were granted at fair market value on date of grant. The aggregate intrinsic value of outstanding options at July 31, 2008 is $4,278,000. As of July 31, 2008, the Company has $2,221,000 of total unrecognized compensation cost related to unvested options granted under the 2007 Plan. At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly. These outstanding options have a weighted-average remaining vesting period of 1.75 years.

There were 40,000 options exercised during the first three months of fiscal year 2009 with an intrinsic value of $553,000.  The Company received cash from options exercised during the first three months of fiscal year 2009 of $147,000.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of July 31, 2008, the Company had no remaining outstanding stock purchase warrants.  Warrants for 18,750 shares were exercised during the three months ended July 31, 2008 with an intrinsic value of $60,000.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  A total of 21,302 shares remained available for award at July 31, 2008.

The Company recorded a pre-tax expense of $157,000 and $89,000 related to the Stock Incentive Plan during quarters ended July 31, 2008 and 2007, respectively.

As of July 31, 2008, the Company has $652,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.3 years.  No awards under the Stock Incentive Plan vested during the period ending July 31, 2008 or 2007.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2008 or during the first quarter of fiscal 2009.

Treasury Stock

The Company did not purchase any  shares of its common stock during the first three months of fiscal 2009 and fiscal 2008.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	July 31,	April 30,
(In thousands)	2008	2008

Gross contract amount	$244,306	$231,069
Unearned finance charges	(23,979)	(22,916)
Principal balance	220,327	208,153
Less allowance for credit losses	(47,045)	(44,809)

	$173,282	$163,344

Changes in the finance receivables, net balance for the three months ended July 31, 2008 and 2007 are as follows:

	Three Months Ended July 31,
(In thousands)	2008	2007

Balance at beginning of period	$163,344	$139,194
Finance receivable originations	65,793	48,853
Finance receivable collections	(35,345)	(30,553)
Provision for credit losses	(14,490)	(11,519)
Inventory acquired in repossession and payment protection plan claims	(6,020)	(4,487)

Balance at end of period	$173,282	$141,488

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2008 and 2007 are as follows:

Three Months Ended July 31,
(In thousands)	2008	2007
Balance at beginning of period	$44,809	$39,325
Provision for credit losses	14,490	11,519
Allowance related to business acquisition, net change	-	(38)
Net charge-offs	(12,254)	(11,493)

Balance at end of period	$47,045	$39,313

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2008	2008

Land	$5,740	$5,740
Buildings and improvements	7,091	6,808
Furniture, fixtures and equipment	4,463	4,295
Leasehold improvements	5,345	5,213
Less accumulated depreciation and amortization	(4,208)	(3,916)

	$18,431	$18,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:
	July 31,	April 30,
(In thousands)	2008	2008

Compensation	$2,701	$3,354
Cash overdraft	1,535	2,556
Deferred service contract revenue	2,425	2,295
Deferred sales tax	1,131	1,035
Subsidiary redeemable preferred stock	500	500
Interest	191	177
Other	1,212	1,146

	$9,695	$11,063

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	July 31, 2008	April 30, 2008

Bank of Oklahoma	$50.0 million	Prime +/-	Apr 2009	$ 33,065	$ 30,587

 On April 28, 2006, Car-Mart and its lenders amended the credit facilities. The amended facilities set total borrowings allowed on the revolving credit facilities at $50 million and established a $10 million term loan. The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is fixed at 7.33%. The principal balance on the term loan was $8.5 million at July 31, 2008. The combined total for the Company’s credit facilities is $60 million. On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities. The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to adjust the Company’s interest rate pricing grid on its revolving credit facilities. The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart including finance receivables and inventory. Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate minus .25% per annum at July 31, 2008 (4.75%) and at the bank’s prime lending rate plus .75% per annum at July 31, 2007 (9.0%). The interest rate on the revolving credit facilities decreased between years due to decreases in the prime rate and the Company’s financial performance. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company. The Company was in compliance with the covenants at July 31, 2008. The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2008, Car-Mart could have drawn an additional $16.9 million under its facilities.

The Company also has a $1.1 million term loan secured by the corporate aircraft. The term loan is payable over fifteen years and has a fixed interest rate of 5.79% at July 31, 2008.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement is May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 6.43% at July 31, 2008).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The cumulative net loss for the Agreement reported in earnings as interest expense is $13,000 for the quarter ended July 31, 2008.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at July 31, 2008 at $13,000.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, is all reflected in interest expense.

G – Fair Value Measurements

   The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective May 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

        Level 1:                Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

        Level 2:                Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps. Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. We utilize our counterparties’ valuations to assess the reasonableness of our prices and valuation techniques.

        Level 3:                Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors, as well as investments. Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although we utilize our counterparties’ valuations to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

    As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of July 31, 2008:

	Fair Value Measurements Using

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	13,000	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended
	July 31,
	2008	2007

Weighted average shares outstanding-basic	11,707,243	11,875,782
Dilutive options and warrants	82,843	91,908

Weighted average shares outstanding-diluted	11,790,086	11,967,690

Antidilutive securities not included:
Options and warrants	467,064	93,228
Restricted stock	-	39,667

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

Three Months Ended
July 31,
(In thousands)	2008	2007

Supplemental disclosures:
Interest paid	$666	$845
Income taxes paid, net	20	239

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	6,020	4,487

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 16%).  Growth results from same store revenue growth and the addition of new stores.  Revenue increased during the first quarter of fiscal 2009 (28.9%) as compared to the first quarter of fiscal 2008 due to  a  25.8% increase in retail units sold, a 6.5% increase in average retail sales price offset by a $300,000 decrease in wholesale sales. Interest income for the quarter was up 10.1% compared to the first quarter of fiscal 2008.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%).  Credit losses in the first three months of fiscal 2009 were 20.9% of sales compared to 21.8% for the first quarter of fiscal 2008. Management has invested considerable time and effort on improving underwriting and collections, which resulted in the decrease in credit losses when compared to the credit losses in fiscal 2007.  Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because  store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers and on average repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the past few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, increasing interest rates, general inflation and personal discretionary spending levels affecting customers have had a negative impact on recent collection results.   At July 31, 2008, 3.6% of the Company’s finance receivables balance was over 30 days past due, compared to 4.1% at July 31, 2007.

   The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the past five full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%.  Gross margins as a percentage of sales in the first three months of fiscal 2009 were 43.6%, up from 40.3% in the same period of the prior fiscal year.  The Company’s retail gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. The increase in the gross margin percentage between periods resulted from efficiencies in retail pricing and lower wholesale sales. Wholesale sales relate to repossessed vehicles sold at or near cost, which was higher in fiscal 2008 due to the increased level of repossession activity coupled with lower retail sales levels. Additionally, the Company’s payment protection plan product had a positive effect on gross profit percentages for the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008.  The Company expects that its gross margin percentage will not change significantly in the near term from its current levels.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company increases its revenues, which may include the addition of new stores, is limited by the number of trained managers the Company has at its disposal.  Excessive turnover, particularly at the Store Manager level, could impact the Company’s ability to increase revenues.  Over the past several fiscal years, the Company has added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2008	Three Months Ended
	July 31,		vs.	July 31,
	2008	2007	2007	2008	2007
Revenues:
Sales	$69,226	$52,863	31.0%	100.0%	100.0%
Interest income	6,435	5,844	10.1	9.3	11.1
Total	75,661	58,707	28.9	109.3	111.1

Costs and expenses:
Cost of sales	39,027	31,538	23.7	56.4	59.7
Selling, general and administrative	12,818	11,195	14.5	18.5	21.2
Provision for credit losses	14,490	11,519	25.8	20.9	21.8
Interest expense	693	810	(14.4)	1.0	1.5
Depreciation and amortization	319	274	16.4	.5	.5
Total	67,347	55,336	21.8	97.3	104.7

Pretax income	$8,314	$3,371	147.6	12.0	6.4

Operating Data:
Retail units sold	7,353	5,847
Average stores in operation	91	92
Average units sold per store per month	26.9	21.2
Average retail sales price	$8,952	$8,407
Same store revenue change	28.5%	(8.3%)

Period End Data:
Stores open	91	92
Accounts over 30 days past due	3.6%	4.1%

Three Months Ended July 31, 2008 vs. Three Months Ended July 31, 2007

Revenues increased by $16.95 million, or 28.9%, for the three months ended July 31, 2008 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($15.5 million, or 28.5%), (ii) revenue growth from stores opened during the three months ended July 31, 2007 or stores that opened or closed a satellite location after April 30, 2007 ($1.4 million, or 32.9%), (iii) revenue growth from stores opened after July 31, 2007 ($.3 million), offset by (iv) a $200,000 revenue decrease from a store closed after July 31, 2007.

Cost of sales as a percentage of sales decreased 3.3% to 56.4% for the three months ended July 31, 2008 from 59.7% in the same period of the prior fiscal year.  Efficiencies in retail pricing and reduced wholesale sales (both in total and as a percentage of total sales) led to increased gross margin percentages for the first quarter of fiscal 2009. The Company’s gross margins have also been positively affected by margins earned on the payment protection plan product. The negative effect of a higher level of wholesale volumes was more pronounced in the first quarter of fiscal 2008 because of the decline in overall retail sales for the period.  The Company expects that its gross margin percentage will remain relatively constant during the balance of fiscal 2009.

Selling, general and administrative expense as a percentage of sales was 18.5% for the three months ended July 31, 2008, a decrease of 2.7% from the same period of the prior fiscal year.   Selling, general and administrative expenses are more fixed in nature. The dollar increase between periods mostly relates to higher payroll costs, which resulted from improved operating performance. Many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results. Additionally, there was a $450,000 increase in non-cash stock based compensation during the first quarter of fiscal 2009 when compared to the prior year quarter.

Provision for credit losses as a percentage of sales decreased .9% to 20.9% for the three months ended July 31, 2008 from 21.8% in the same period of the prior fiscal year.  The decrease is largely attributable to lower losses experienced  for most of the store locations during the quarter.  Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Normally, older stores have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers. The Company believes the most significant factor affecting credit losses is the proper execution of its business practices. The Company also believes that higher energy and fuel costs,  general inflation and potentially lower personal discretionary spending levels affecting customers will continue to impact collection results.   The Company intends to continue to focus store management on credit quality and collections - particularly at those stores under six years of age.

Interest expense as a percentage of sales decreased .5% to 1.0% for the three months ended July 31, 2008 from 1.5% for the same period of the prior fiscal year.  The decrease was attributable to a lower average interest rate charged during the three months ended July 31, 2008 (average rate of 6.4% per annum) as compared to the same period in the prior fiscal year (average rate of  8.8% per annum), offset by higher average borrowings during the period ending July 31, 2008 (approximately $43.4 million) as compared to the same period in the prior fiscal year (approximately $35.6 million). The increase in average borrowings resulted primarily from the higher sales levels and the resulting working capital needs. The lower average interest rate relates to decreases in the prime interest rate of the Company’s lender as well as decreases based on improved financial performance.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31,	April 30,
	2008	2008
Assets:
Finance receivables, net	$173,282	$163,344
Inventory	14,737	13,532
Property and equipment, net	18,431	18,140

Liabilities:
Accounts payable and accrued liabilities	13,609	14,934
Debt facilities	42,628	40,337

   Historically, finance receivables have grown slightly faster than revenues. This has been due, to a large extent, to an increase in average term necessitated by increases in the average retail sales price. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.5%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. The average term for installment sales contracts at July 31, 2008 was relatively flat as compared to July 31, 2007 (27.45 months vs. 27.25 months). It is anticipated that the experience of finance receivables growing slightly faster than revenues on a full year basis will again be the trend into the future.  Average months to maturity for the portfolio of finance receivables was 16.6 months at July 31, 2008.

In the first quarter of fiscal 2009, inventory increased by 9% to support continued sales growth.  The Company has increased the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands.

Property and equipment, net increased $.3 million during the three months ended July 31, 2008 as the Company completed improvements at existing properties.

Accounts payable and accrued liabilities decreased $1.3 million during the three months ended July 31, 2008.  The decrease was largely due to a decrease in accrued compensation related to the timing of payroll and an  increase in cash overdraft. Cash overdraft fluctuates based upon the day of the week and the level of checks that are outstanding at any point in time. Deferred payment protection plan revenues were $6.7 million at July 31, 2008 and $4.6 million at April 30, 2008. This product was introduced in May 2007.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, and (iv) stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2008	2007
Operating activities:
Net Income	$5,281	$2,141
Provision for credit losses	14,490	11,519
Finance receivable originations	(65,793)	(48,853)
Finance receivable collections	35,345	30,553
Inventory	4,073	5,815
Accounts payable and accrued liabilities	(299)	3,228
Change in deferred payment protection plan revenue	2,048	-
Income taxes payable	251	797
Deferred income taxes	2,761	-
Other	904	557
Total	(939)	5,757

Investing activities:
Purchase of property and equipment	(647)	(697)
Sale of property and equipment	29	44
Total	(618)	(653)

Financing activities:
Debt facilities, net	2,291	(7,154)
Change in cash overdrafts	(1,021)	1,992
Issuance of common stock	69	39
Exercise of stock options and warrants	147	-
Excess tax benefit from share-based compensation	185	-
Total	1,671	(5,123)

Increase (decrease) in Cash	$114	$(19)

The Company generates cash flow from net income from operations.  The cash has historically been used to fund finance receivables growth.  The Company generally increases borrowings under its credit facilities to the extent finance receivables growth exceeds net income from operations.

The Company has historically leased the majority of the properties where its stores are located.  As of July 31, 2008, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located to preserve capital and maintain flexibility.  However, the Company does periodically purchase the real property where its stores are located if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2008, the Company’s assets (excluding its $131 million equity investment in Car-Mart) consisted of $4,000 in cash, $2.2 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  The Company was in compliance with the loan covenants at July 31, 2008.

At July 31, 2008, the Company had approximately $0.3 million of cash on hand and an additional $16.9 million of availability under the revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities.   On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes it could raise additional capital through the issuance of such securities if necessary.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2 million to $3 million in the next 12 months in connection with opening new stores and refurbishing existing stores.  Occasionally, the Company may also use cash to repurchase its common stock.

The revolving credit facilities mature in April 2009.  The $10 million term loan is payable in 120 consecutive and substantially equal installments beginning June 1, 2006. The interest rate on the term loan is currently fixed at 7.33%. The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the maturity date. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2008 in the Company’s Annual Report on Form 10-K.

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

Related Finance Company Contingency

   Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation and a deferred tax liability has been recorded for this timing difference.   The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

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

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Seasonality

The Company’s automobile sales and finance business is seasonal in nature. Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, Car-Mart generally realizes a higher proportion of its revenues and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, tax refund anticipation sales efforts began in early November 2007 and continued through January 2008. The success of the tax refund anticipation sales efforts led to higher sales levels during the third quarter of fiscal 2008. The Company expects this third quarter sales trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third  or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large. Many of the Company’s operating expenses such as administrative personnel, rent, and insurance are fixed and cannot be reduced during periods of decreased sales.  The Company’s fourth fiscal quarter (February through April) has historically been the busiest time for car and truck sales as many of the Company’s customers use actual income tax refunds as a down payment on the purchase of a vehicle.  Further, the Company experiences seasonal fluctuations in its finance receivables credit losses. As a percentage of sales, the Company’s first, third, and fourth fiscal quarters have historically tended to have lower credit losses, while its second fiscal quarter has tended to have higher credit losses.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the federal primary credit rate and the prime interest rate of its lender.  The Company uses derivative instruments to manage the risks of interest rate changes between the federal primary credit rate and the prime interest rate of the its lender.  The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  As described below, a decrease in market interest rates would generally have an adverse effect on the Company’s profitability.

The Company’s financial instruments consist of fixed rate finance receivables and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (2.25% at July 31, 2008) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At July 31, 2008, approximately 54% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

   The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings. The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($220.3 million) and variable interest rate borrowings ($13.1 million- excludes the $20 million notional amount underlying the interest rate swap agreement), and the percentage of Arkansas originated finance receivables (54%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	$777	$1,848
+100 basis points	388	924
- 100 basis points	(388)	(924)
- 200 basis points	(777)	(1,848)

A similar calculation and table was prepared at April 30, 2008.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports  that it files or submits under the Securities Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the first fiscal quarter, there have been no changes in our internal control over financial reporting or that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable

PART II

Item 3.  Exhibits

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

4.1	Sixth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated May 16, 2008, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Sovereign Bank, Commerce Bank, N.A. and First State Bank, incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2008.

4.2	Fifth Amendment to Revolving Credit Agreement, dated May 16, 2008, among America's Car-Mart, Inc. an Arkansas corporation, and Texas Car-Mart, Inc. as borrowers, and Bank of Arkansas, N.A., as lender, incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2008.

4.3	International Swap Dealers Association, Inc. Master Agreement, Schedule to the Master Agreement and Credit Support Annex dated May 15, 2008 among America's Car-Mart, Inc. Texas Car-Mart, Inc., Colonial Auto Finance, Inc. and Bank of Oklahoma, N.A., incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2008.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.

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

Dated: September 9, 2008

Exhibit Index

31.1           Rule 13a-14(a) certification.

31.2           Rule 13a-14(a) certification.

32.1           Section 1350 certification.