Form 10-Q
period 2008-10-31
AMERICAS CARMART INC
filed 2008-12-05
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
October 31, 2008	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 5, 2008
Common stock, par value $.01 per share	11,778,605

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	October 31, 2008 (unaudited)	April 30, 2008
Assets:
Cash and cash equivalents	$211	$153
Accrued interest on finance receivables	907	833
Finance receivables, net	175,846	163,344
Inventory	16,234	13,532
Prepaid expenses and other assets	1,150	832
Income taxes receivable	248	3,400
Goodwill	355	355
Property and equipment, net	18,888	18,140

	$213,839	$200,589

Liabilities and stockholders’ equity:
Accounts payable	$3,769	$3,871
Deferred payment protection plan revenue	6,846	4,631
Accrued liabilities	9,930	11,063
Deferred tax liabilities, net	7,101	3,465
Revolving credit facilities and notes payable	37,821	40,337
Total liabilities	65,467	63,367

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;12,182,546 issued (12,091,628 at April 30, 2008)	122	121
Additional paid-in capital	39,281	37,284
Retained earnings	114,459	105,307
Treasury stock, at cost, 403,941 shares	(5,490)	(5,490)
Total stockholders’ equity	148,372	137,222

	$213,839	$200,589

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Sales	$65,413	$62,228	$134,639	$115,091
Interest income	6,570	6,015	13,005	11,859
	71,983	68,243	147,644	126,950

Costs and expenses:
Cost of sales	37,437	36,028	76,463	67,566
Selling, general and administrative	12,510	11,630	25,329	22,825
Provision for credit losses	14,421	14,232	28,912	25,751
Interest expense	1,110	820	1,802	1,630
Depreciation and amortization	338	278	657	552
	65,816	62,988	133,163	118,324

Income before taxes	6,167	5,255	14,481	8,626

Provision for income taxes	2,296	1,789	5,329	3,019

Net income	$3,871	$3,466	$9,152	$5,607

Earnings per share:
Basic	$.33	$.29	$.78	$.47
Diluted	$.33	$.29	$.78	$.47

Weighted average number of shares outstanding:
Basic	11,760,421	11,878,273	11,733,571	11,877,027
Diluted	11,825,806	11,961,639	11,807,141	11,964,665

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

		Six Months Ended
		October 31,
		2008	2007
	Operating activities:
	Net income	$9,152	$5,607

	Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
	Provision for credit losses	28,912	25,751
	Principal lost on claims for payment protection plan	1,733	403
	Depreciation and amortization	657	552
	Loss on sale of property and equipment	(10)	(2)
	Share based compensation	1,156	408
	Unrealized loss for change in fair value of interest rate swap	494	-
	Deferred income taxes	3,636	2,531
	Changes in operating assets and liabilities:
	Finance receivable originations	(125,447)	(106,595)
	Finance receivable collections	71,430	61,498
	Accrued interest on finance receivables	(74)	(126)
	Inventory	8,169	9,372
	Prepaid expenses and other assets	(317)	(121)
	Accounts payable and accrued liabilities	71	1,125
	Deferred payment protection plan revenue	2,215	3,595
	Income taxes receivable	3,605	(850)
	Excess tax benefit from share-based payments	(453)	-
	Net cash provided by operating activities	4,929	3,148

	Investing activities:
	Purchase of property and equipment	(1,460)	(1,518)
	Proceeds from sale of property and equipment	47	59
	Net cash used in investing activities	(1,413)	(1,459)

	Financing activities:
	Exercise of stock options and warrants	301	-
	Excess tax benefit from share-based compensation	453	-
	Issuance of common stock	88	43
	Change in cash overdrafts	(1,783)	1,881
	Proceeds from notes payable	15	-
	Principal payments on notes payable	(409)	(361)
	Proceeds from revolving credit facilities	43,630	31,889
	Payments on revolving credit facilities	(45,753)	(35,023)
	Net cash used in financing activities	(3,458)	(1,571)

	Increase in cash and cash equivalents	58	118
Cash and cash equivalents at:	Beginning of period	153	257

	End of period	$211	$375

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2008, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of October 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

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

Concentration of Risk

   The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 51% of revenues resulting from sales to Arkansas customers. The Company maintains a security interest in the vehicles sold.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2009.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2008, the Company’s assets (excluding its $136 million equity investment in Car-Mart) consisted of $4,000 in cash, $2.9 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At both October 31, 2008 and 2007, 3.8% of the Company’s finance receivable balance was 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenue, an additional liability is recorded for such difference.  No such additional liability is required at October 31, 2008.

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.”  As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2006.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2008.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, interest income and late fees earned on finance receivables, and revenues generated from the payment protection plan product, sold in most states.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Payment protection plan revenue is initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off.  At both October 31, 2008 and 2007, finance receivables more than 90 days past due were approximately $632,000.

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

The Company recorded compensation cost for stock-based employee awards of $1,156,000 ($731,000 after tax) during the six months ended October 31, 2008.  The pretax amounts include $179,000 for restricted shares issued on May 1, 2006, $134,000 for restricted shares issued on December 18, 2007, $836,000 for stock options granted, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  The Company recorded $408,000 ($259,000 after tax) during the six months ended October 31, 2007.  The pretax amount includes $179,000 for restricted shares issued on May 1, 2006, $38,000 for restricted shares issued on December 18, 2007, $184,000 for stock options granted, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below for the six months ended:

	October 31, 2008	October 31, 2007

Expected term (years)	5.0	6.9
Risk-free interest rate	3.33%	4.40%
Volatility	90%	80%
Dividend yield	—	—

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

The shareholders of the Company’s previously approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  No additional option grants may be made under the 1986, 1991 or 1997 Plans.  Outstanding options granted under the Company’s stock option plans expire in the calendar years 2008 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at October 31, 2008	0	640,000

The grant date fair value of options granted during the first six months of fiscal 2009 and 2008 was $201,000 and $3,360,000, respectively.  The options were granted at fair market value on date of grant.  The aggregate intrinsic value of outstanding options at October 31, 2008 and 2007 is $2,047,000 and $1,379,000, respectively.  Also, for the six months ended October 31, 2008 and 2007, the Company has $1,904,000 and $3,177,000 of total unrecognized compensation cost related to unvested options granted under the 2007 Plan, respectively.  At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly for the options that have performance criteria.  These outstanding options have a weighted average remaining vesting period of 1.5 years.

The Company received cash from options exercised of $301,000 for the six months ended October 31, 2008.  There were no options exercised during the six months ended October 31, 2007.  The impact of these cash receipts is included in the financing activities of the accompanying Consolidated Statements of Cash Flows.

The intrinsic value for options exercised for the first six months of fiscal 2009 was $1,342,000.

Warrants

During the six months ended October 31, 2008, warrants for 18,750 shares were exercised with an intrinsic value of $60,000.  As of October 31, 2008, the Company had no remaining outstanding stock purchase warrants.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally spread equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  A total of 20,430 shares remained available for award at October 31, 2008.

The Company recorded a pre-tax expense of $313,000 and $217,000 related to the Stock Incentive Plan during the six months ended October 31, 2008 and 2007, respectively.

As of October 31, 2008, the Company has $495,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 0.8 years.  No awards under the Stock Incentive Plan vested during the six month period ending October 31, 2008 or 2007.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2008 or during the first two quarters of fiscal 2009.

Treasury Stock

The Company did not purchase any of its shares of common stock for the first six months of fiscal 2009 and fiscal 2008.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 6% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods generally ranging from 12 to 36 months.  The components of finance receivables are as follows:

	October 31,	April 30,
(In thousands)	2008	2008

Gross contract amount	$247,058	$231,069
Unearned finance charges	(23,519)	(22,916)
Principal balance	223,539	208,153
Less allowance for credit losses	(47,693)	(44,809)

	$175,846	$163,344

Changes in the finance receivables, net balance for the six months ended October 31, 2008 and 2007 are as follows:

	Six Months Ended October 31,
((In thousands)	2008	2007

Balance at beginning of period	$163,344	$139,194
Finance receivable originations	125,447	106,595
Finance receivable collections	(71,430)	(61,498)
Provision for credit losses	(28,912)	(25,751)
Principal lost on claims for payment protection plan	(1,733)	(403)
Inventory acquired in repossessions	(10,870)	(9,241)

Balance at end of period	$175,846	$148,896

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2008 and 2007 are as follows:

	Six Months Ended October 31,
((In thousands)	2008	2007
Balance at beginning of period	$44,809	$39,325
Provision for credit losses	28,912	25,751
Allowance related to business acquisition, net change	-	(42)
Net charge-offs	(26,028)	(23,983)

Balance at end of period	$47,693	$41,051

D – Property and Equipment

A summary of property and equipment is as follows:
	October 31,	April 30,
(In thousands)	2008	2008

Land	$5,740	$5,740
Buildings and improvements	7,139	6,808
Furniture, fixtures and equipment	4,568	4,295
Leasehold improvements	5,921	5,213
Less accumulated depreciation and amortization	(4,480)	(3,916)

	$18,888	$18,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31,	April 30,
(In thousands)	2008	2008

Compensation	$3,163	$3,354
Cash overdraft	773	2,556
Deferred service contract revenue	2,384	2,295
Deferred sales tax	1,174	1,035
Subsidiary redeemable preferred stock	500	500
Interest	156	177
Other	1,780	1,146

	$9,930	$11,063

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
Lender	Total Facility Amount	Interest Rate	Maturity	Balance at October 31, 2008	Balance at April 30, 2008
Bank of Oklahoma	$50.0 million	Prime +/-	April 2009	$28,465	$30,587

The Company has available borrowings of $50 million under the revolving credit facilities plus a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $8.3 million at October 31, 2008.  The combined total for the Company’s credit facility is $60 million.  On March 12, 2007 (effective December 31, 2006) Car-Mart and its lenders again amended the credit facilities.  The March 12, 2007 amendments served to change the Company’s financial covenant requirements and to adjust the Company’s interest rate pricing grid on its revolving credit facilities.  The pricing grid is based on funded debt to EBITDA, as defined, and the interest rate on the revolving credit facilities can range from prime minus .25 or LIBOR plus 2.75 to prime plus 1.00 or LIBOR plus 4.00.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25% per annum at October 31, 2008 (3.75%) and at the bank’s prime lending rate plus .50% per annum at October 31, 2007 (8.0%).   The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at October 31, 2008.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2008, Car-Mart could have drawn an additional $21.5 million under its facilities.

The Company also has a $1.1 million term loan secured by the corporate aircraft.  The term loan is payable over fifteen years and has a fixed interest rate of 5.79%.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement is May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 6.43% at October 31, 2008).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The cumulative net loss for the Agreement reported in earnings as interest expense is $494,000 for the six months ended October 31, 2008.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at October 31, 2008 at $494,000.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.  Notwithstanding the company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of October 31, 2008:

Fair Value Measurements Using

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$ (494,000)	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Weighted average shares outstanding-basic	11,760,421	11,878,273	11,733,571	11,877,027
Dilutive options and warrants	65,385	83,366	73,570	87,638

Weighted average shares outstanding-diluted	11,825,806	11,961,639	11,807,141	11,964,665

Antidilutive securities not included:
Options and warrants	459,750	185,859	463,407	139,543
Restricted stock	-	50,971	-	45,319

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended
	October 31,
(In thousands)	2008	2007
Supplemental disclosures:
Interest paid	$1,329	$1,652
Income taxes paid, net	(1,912)	1,339

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	10,942	9,241

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2008, the Company operated 91 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 16%).  Growth results from same store revenue growth and the addition of new stores.  Revenue growth for the first six months of fiscal 2009, as compared to the same period in the prior fiscal year, was assisted by a 12.1% increase in retail units sold, a 5.7% increase in the average retail sales price and a 9.7% increase in interest income.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%).  Credit losses in the first six months of fiscal 2009 were 21.5% of sales compared to 22.4% for the first six months of fiscal 2008. Management continues to invest considerable time and effort on improving underwriting and collections which has resulted in the decrease of credit losses when compared to the credit loss results for fiscal 2008. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, because store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Also, older stores have more repeat customers.  Repeat customers are a better credit risk than non-repeat customers, on average. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has increased over the last few years. The Company continues to believe that the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that unemployment levels, energy and fuel costs, interest rates, general inflation and personal discretionary spending levels affect its customers and can have a negative impact on collection results.  At October 31, 2008 and 2007, 3.8% of the Company’s finance receivable balances were over 30 days past due.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the past five full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%.  Gross margins as a percentage of sales in the first six months of fiscal 2009 were 43.2%, up from 41.3% in the same period of the prior fiscal year.  The Company’s retail gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. The increase in the gross margin percentage between periods resulted from efficiencies in retail pricing and lower wholesale sales. Wholesale sales relate to repossessed vehicles sold at or near cost, which was higher in fiscal 2008 due to the increased level of repossession activity coupled with lower retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores is sometimes limited by the number of trained managers the Company has at its disposal.  In fiscal 2009, the Company has added resources to train and develop personnel. The Company will continue to add resources for the foreseeable future in the development of its workforce.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2008	Three Months Ended
	October 31,		vs.	October 31,
	2008	2007	2007	2008	2007
Revenues:
Sales	$65,413	$62,228	5.1%	100.0%	100.0%
Interest income	6,570	6,015	9.2	10.0	9.7
Total	71,983	68,243	5.5	110.0	109.7

Costs and expenses:
Cost of sales	37,437	36,028	4.0	57.2	57.9
Selling, general and administrative	12,510	11,630	7.6	19.1	18.7
Provision for credit losses	14,421	14,232	1.3	22.0	22.9
Interest expense	1,110	820	35.4	1.7	1.3
Depreciation and amortization	338	278	21.6	.5	.4
Total	65,816	62,988	4.5	100.6	101.2

Pretax income	$6,167	$5,255	17.4	9.4%	8.4%

Operating Data:
Retail units sold	6,958	6,914
Average stores in operation	91.0	93.0
Average units sold per store per month	25.5	24.8
Average retail sales price	$8,913	$8,496
Same store revenue growth	5.3%	12.3%

Period End Data:
Stores open	91	93
Accounts over 30 days past due	3.8%	3.8%

Three Months Ended October 31, 2008 vs. Three Months Ended October 31, 2007

Revenues increased $3.7 million, or 5.5%, for the three months ended October 31, 2008 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($3.3 million), (ii) revenues from stores opened during the prior period or lots having a satellite lot opened or closed after April 30, 2007 ($.4 million), (ii) revenues from stores opened after July 31, 2007 ($.3 million), offset by (iv) a decrease for stores closed of $.3 million.

Cost of sales as a percentage of sales decreased .7% to 57.2% for the three months ended October 31, 2008 from 57.9% in the same period of the prior fiscal year.  The Company’s gross margins were positively affected by pricing efficiencies offset by slightly higher operating costs that were mostly related to vehicle repair and higher gasoline costs. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 19.1% for the three months ended October 31, 2008, an increase of .4% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature.  The overall dollar increase related primarily to increased payroll costs including an increase in non-cash stock based compensation during the quarter. Also, the increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure. Approximately $474,000 of non-cash stock-based compensation expense was recorded during the current quarter compared to $176,000 in the same quarter of the prior year.

Provision for credit losses as a percentage of sales decreased .9% to 22.0% for the three months ended October 31, 2007 from 22.9% in the same period of the prior fiscal year.   Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw improvements across most lots. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, because store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Also, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that unemployment levels, energy and fuel costs, interest rates, general inflation and personal discretionary spending levels affect its customers and can have a negative impact on collection results. The Company intends to continue to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age. At October 31, 2008 and 2007 3.8% of the Company’s finance receivable balances were over 30 days past due.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement) as a percentage of sales decreased  .3% to 1.0% for the three months ended October 31, 2008 from 1.3% for the same period of the prior fiscal year.  The decrease was attributable to lower average interest rates during the three months ended October 31, 2008 as compared to the same period in the prior fiscal year, offset by an increase in average borrowings ($39.4 million compared to $36.8 million in the prior year).  The increase in average borrowings resulted primarily from the increase in accounts receivable. The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

The Company has an interest rate swap agreement which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the interest rate swap agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Since the Company intends to hold the interest rate swap until maturity (May 2013), the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net loss for the Agreement reported in earnings as interest expense is $481,000 for the three months ended October 31, 2008.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at October 31, 2008 at $494,000.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.  Notwithstanding the company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended		2008	Six Months Ended
	October 31,		vs.	October 31,
	2008	2007	2007	2008	2007
Revenues:
Sales	$134,639	$115,091	17.0%	100.0%	100.0%
Interest income	13,005	11,859	9.7	9.7	10.3
Total	147,644	126,950	16.3	109.7	110.3

Costs and expenses:
Cost of sales	76,463	67,566	13.2	56.8	58.7
Selling, general and administrative	25,329	22,825	11.0	18.8	19.8
Provision for credit losses	28,912	25,751	12.3	21.5	22.4
Interest expense	1,802	1,630	10.6	1.4	1.4
Depreciation and amortization	657	552	19.0	.5	.5
Total	133,163	118,324	12.5	98.9	102.8

Pretax (loss) income	$14,481	$8,626	67.9	10.8%	7.5%

Operating Data:
Retail units sold	14,311	12,761
Average stores in operation	91.0	92.5
Average units sold per store/month	26.2	23.0
Average retail sales price	$8,933	$8,455
Same store revenue growth	16.0%	1.6%

Period End Data:
Stores open	91	93
Accounts over 30 days past due	3.8%	3.8%

Six Months Ended October 31, 2008 vs. Six Months Ended October 31, 2007

Revenues increased $20.7 million, or 16.3%, for the six months ended October 31, 2008 as compared to the same period in the prior fiscal year.  The increase was primarily the result of (i) revenue growth from stores that operated a full six months in both periods ($18.8 million), (ii) revenue growth from stores opened during the six months ended October 31, 2007 or stores that opened or closed a satellite location after April 30, 2007 ($1.8 million), (iii) revenues from stores opened after October 31, 2007 ($.7 million), offset by (iv) a decrease for stores closed of .6 million.

Cost of sales as a percentage of sales decreased 1.9% to 56.8% for the six months ended October 31, 2008 from 58.7% in the same period of the prior fiscal year.  The Company’s gross margins were positively affected by a lower volume and percentage of wholesale sales, which, for the most part relate to cash sales of repossessed vehicles at break-even, as well as pricing efficiencies, offset by slightly higher operating costs. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 18.8% for the six months ended October 31, 2008, a decrease of 1.0% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase related primarily to increased payroll costs including an increase in non-cash stock based compensation during the six month period. Also, the increase was due, in part, to increased costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure. Approximately $1,156,000 of non-cash stock-based compensation expense was recorded during the current period compared to $408,000 in the same period of the prior year.

Provision for credit losses as a percentage of sales decreased to 21.5% for the six months ended October 31, 2008 from 22.4% in the same period of the prior fiscal year.  Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw general improvements in the performance of its portfolio during the six months ended October 31, 2008. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, because store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Also, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that unemployment levels, energy and fuel costs, interest rates, general inflation and personal discretionary spending levels affect its customers and can have a negative impact on collection results. The Company intends to continue to increase the focus of store management on credit quality and collections, particularly at those stores under six years of age. At October 31, 2008 and 2007 3.8% of the Company’s finance receivable balances were over 30 days past due.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement) as a percentage of sales decreased  .4% to 1.0% for the six months ended October 31, 2008 from 1.4% for the same period of the prior fiscal year.  The decrease was attributable to lower average interest rates during the six months ended October 31, 2008 as compared to the same period in the prior fiscal year, offset by an increase in average borrowings ($41.4 million compared to $36.7 million in the prior year).  The increase in average borrowings resulted primarily from the increase in accounts receivable. The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

The Company has an interest rate swap agreement which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the interest rate swap agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Since the Company intends to hold the interest rate swap until maturity (May 2013), the charge, which resulted from a change in fair value, will reverse by the maturity date.

The cumulative net loss for the Agreement reported in earnings as interest expense is $494,000 for the six months ended October 31, 2008 ($481,000 for the three months ended October 31, 2008).  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at October 31, 2008 at $494,000.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.  Notwithstanding the company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31,	April 30,
	2008	2008
Assets:
Finance receivables, net	$175,846	$163,344
Inventory	16,234	13,532
Property and equipment, net	18,888	18,140

Liabilities:
Accounts payable and accrued liabilities	13,699	14,934
Debt facilities	37,821	40,337

Historically, finance receivables have grown slightly faster than revenues. This has been due, to a large extent, to an increase in average term necessitated by increases in the average retail sales price. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.5%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. The average term for installment sales contracts at October 31, 2008 was relatively flat as compared to October 31, 2007 (27.48 months vs. 27.29 months). It is anticipated that the experience of finance receivables growing slightly faster than revenues on a full year basis will again be the trend in the future.  Average months to maturity for the portfolio of finance receivables was 16.4 months at October 31, 2008 compared to 16 months at October 31, 2007.

In the first six months of fiscal 2009, inventory increased by 20% to support continued sales growth.  The Company has increased the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands.

Property and equipment, net increased $.7 million during the six months ended October 31, 2008 as the Company completed improvements and/or relocations for existing properties and prepared to open a new location in Decatur, Alabama.

Accounts payable and accrued liabilities decreased $1.2 million during the six months ended October 31, 2008.  The decrease was largely due to a decrease in cash overdrafts offset by the increase in the fair value of the interest rate swap agreement. Cash overdraft fluctuates based upon the day of the week and the level of checks that are outstanding at any point in time. The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. Deferred payment protection plan revenues were $6.8 million at October 31, 2008 and $4.6 million at April 30, 2008. This product was introduced in May 2007.

Deferred income taxes increased $3.6 million due to the growth in finance receivables as well as a change in the pricing of those receivables when sold to the Company’s related finance company. The pricing change was made to reflect fair market value of the underlying receivables. Income tax receivable decreased primarily as a result of an income tax refund received in September 2008 related to taxes paid in prior years.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, (iv) stock repurchases, and (v) income tax payments.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):
	Six Months Ended October 31,
	2008	2007
Operating activities:
Net income	$9,152	$5,607
Provision for credit losses	28,912	25,751
Principal lost on claims for payment protection plan	1,733	403
Share based compensation	1,156	408
Finance receivable originations	(125,447)	(106,595)
Finance receivable collections	71,430	61,498
Inventory	8,169	9,372
Accounts payable and accrued liabilities	71	1,125
Deferred payment protection plan revenue	2,215	3,595
Income taxes payable	3,605	(850)
Deferred income taxes	3,636	2,531
Other	297	303
Total	4,929	3,148

Investing activities:
Purchase of property and equipment	(1,460)	(1,518)
Sale of property and equipment	47	59
Total	(1,413)	(1,459)

Financing activities:
Debt facilities, net	(2,517)	(3,495)
Change in cash overdrafts	(1,783)	1,881
Exercise of stock options and related tax benefits	754	-
Issuance of common stock	88	43
Total	(3,458)	(1,571)

Increase in Cash	$58	$118

The Company generates cash flow from net income from operations.  Most or all of this cash is used to fund finance receivables growth.  To the extent finance receivables growth exceeds net income from operations, generally the Company increases borrowings under its credit facilities.

In general, in order to preserve capital and maintain flexibility, the Company prefers to lease the majority of the properties where its stores are located.  As of October 31, 2008, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease; however, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $60 million and consist of a combined $50 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2008, the Company’s assets (excluding its $136 million equity investment in Car-Mart) consisted of $4,000 in cash, $2.9 million in other assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  The Company was in compliance with all loan covenants at October 31, 2008.

At October 31, 2008 the Company had $211,000 of cash on hand and an additional $21.5 million of availability under the revolving credit facilities.  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities.   On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to grow its finance receivables portfolio and to purchase property and equipment in the amount of approximately $2 million in the next 12 months primarily in connection with refurbishing existing stores.  In addition, from time to time, the Company may use cash to repurchase its common stock.  During the six months ended October 31, 2008, the Company did not repurchase shares of its common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the federal primary credit rate and the prime interest rate of its lender.  The Company uses derivative instruments to manage the risks of interest rate changes between the federal primary credit rate and the prime interest rate of its lender.  The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  As described below, a decrease in market interest rates would generally have an adverse effect on the Company’s profitability.

The Company’s financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 6% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (1.25% at October 31, 2008) plus 5.0%.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2008, approximately 54% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($223.5 million) and variable interest rate borrowings ($8.5 million – excludes the $20 million notional amount underlying the interest rate swap agreement), and the percentage of Arkansas originated finance receivables (54%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

Increase (Decrease) In Interest Rates	Year 1 Increase (Decrease) in Pretax Earnings (in thousands)	Year 2 Increase (Decrease) in Pretax Earnings (in thousands)

+200 basis points	932	1,970
+100 basis points	466	985
- 100 basis points	(466)	(985)
- 200 basis points	(932)	(1,970)

A similar calculation and table was prepared at April 30, 2008 and July 31, 2008.  The calculation and table was comparable with the information provided above.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (October 31, 2008).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.
PART II

Item 1A.  Risk Factors

Given the recent developments in the global economy, the risk factors set forth below have been added or updated to provide additional information.  These risk factors should be read in conjunction with the other risk factors disclosed in Item 1A of Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2008.

Recent global economic and market conditions could have adverse consequences for the used automotive industry in the future and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general.  The recent severe downturn and disruptions in global economic and market conditions could adversely affect consumer demand and/or increase costs, resulting in lower profitability for the Company.  Due to the Company’s focus on non-prime borrowers, its actual rate of delinquencies, repossessions and credit losses on loans could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.  We are unable to predict with certainty the future impact which the most recent global economic conditions will have on consumer demand in our markets or costs.

The recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on our ability to access the credit markets in the future and/or obtain credit on favorable terms.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that our ability to access the capital and credit markets may be limited or available on less favorable terms at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2008 annual meeting was held on October 15, 2008.  The record date for such meeting was August 28, 2008 on which date there were a total of 11,735,732 shares of common stock outstanding and entitled to vote.  At the meeting, the Company’s shareholders approved the election of directors as follows:

Director	Votes For	Votes Withheld
William H. Henderson	9,988,379	44,614
T.J. Falgout, III	9,988,386	44,607
William M. Sams	9,881,471	151,522
J. David Simmons	9,219,976	813,017
Daniel J. Englander	9,925,001	107,992
William A. Swanston	9,950,766	82,227

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company (formerly SKAI, Inc.), as amended, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 16, 2005, File No. 333-129727, exhibits 4.1 through 4.8.

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007, incorporated by reference from the Company’s Form 10-Q as filed with the Securities and Exchange Commission on December 7, 2007, File No. 000-14939, exhibit 3.2.

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

Dated: December 5, 2008

Exhibit Index

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.