Form 10-Q
period 2009-01-31
AMERICAS CARMART INC
filed 2009-03-09
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
January 31, 2009	0-14939

AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 9, 2009
Common stock, par value $.01 per share	11,783,968

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	January 31, 2009
	(unaudited)	April 30, 2008
Assets:
Cash and cash equivalents	$332	$153
Accrued interest on finance receivables	844	833
Finance receivables, net	180,343	163,344
Inventory	15,788	13,532
Prepaid expenses and other assets	1,551	832
Income taxes receivable	-	3,400
Goodwill	355	355
Property and equipment, net	19,061	18,140

	$218,274	$200,589

Liabilities and stockholders’ equity:
Accounts payable	$3,405	$3,871
Deferred payment protection plan revenue	7,109	4,631
Accrued liabilities	10,168	11,063
Income taxes payable, net	1,223	-
Deferred tax liabilities, net	7,618	3,465
Revolving credit facilities and notes payable	36,197	40,337
Total liabilities	65,720	63,367

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,187,909 issued (12,091,628 at April 30, 2008)	122	121
Additional paid-in capital	39,827	37,284
Retained earnings	118,095	105,307
Treasury stock, at cost, 403,941 shares	(5,490)	(5,490)
Total stockholders’ equity	152,554	137,222

	$218,274	$200,589

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Sales	$66,919	$64,877	$201,558	$179,968
Interest and other income	6,533	6,262	19,538	18,121
	73,452	71,139	221,096	198,089

Costs and expenses:
Cost of sales	38,094	36,874	114,557	104,440
Selling, general and administrative	12,622	12,443	37,950	35,268
Provision for credit losses	14,966	15,197	43,878	40,948
Interest expense	1,683	760	3,485	2,390
Depreciation and amortization	352	296	1,009	848
Loss from location closure	-	373	-	373
	67,717	65,943	200,879	184,267

Income before taxes	5,735	5,196	20,217	13,822

Provision for income taxes	2,100	1,818	7,429	4,837

Net income	$3,635	$3,378	$12,788	$8,985

Earnings per share:
Basic	$.31	$.29	$1.09	$.76
Diluted	$.31	$.28	$1.08	$.75

Weighted average number of shares outstanding:
Basic	11,780,402	11,850,841	11,749,181	11,868,310
Diluted	11,828,215	11,921,694	11,814,166	11,950,353

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)
(In thousands)

	Nine Months Ended
	January 31,
	2009	2008

Operating activities:
Net income	$12,788	$8,985

Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	43,878	40,948
Principal lost on claims for payment protection plan	2,818	944
Depreciation and amortization	1,009	848
Loss on sale of property and equipment and location closure	(10)	381
Share based compensation	1,639	1,004
Unrealized loss for change in fair value of interest rate swap	1,560	-
Deferred income taxes	4,153	4,614
Changes in operating assets and liabilities:
Finance receivable originations	(188,497)	(166,886)
Finance receivable collections	108,748	93,932
Accrued interest on finance receivables	(11)	(106)
Inventory	13,805	14,261
Prepaid expenses and other assets	(719)	(232)
Accounts payable and accrued liabilities	(364)	2,622
Deferred payment protection plan revenue	2,478	4,114
Income taxes payable	5,077	(3,835)
Excess tax benefit from share-based payments	(453)	(77)
Net cash provided by operating activities	7,899	1,517

Investing activities:
Purchase of property and equipment	(1,994)	(2,028)
Proceeds from sale of property and equipment	63	112
Proceeds from sale of finance receivables related to location closure	1	343
Net cash used in investing activities	(1,930)	(1,573)

Financing activities:
Exercise of stock options and warrants	301	205
Excess tax benefits from share based compensation	453	77
Issuance of common stock	152	106
Purchase of common stock	-	(2,230)
Change in cash overdrafts	(2,556)	2,157
Proceeds from notes payable	15	-
Principal payments on notes payable	(619)	(546)
Proceeds from revolving credit facilities	64,657	56,034
Payments on revolving credit facilities	(68,193)	(55,821)
Net cash used in financing activities	(5,790)	(18)

Increase (decrease) in cash and cash equivalents	179	(74)
Cash and cash equivalents at: Beginning of period	153	257

End of period	$332	$183

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2009, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2008, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of January 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2008.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 51% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2010.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At January 31, 2009, the Company’s assets (excluding its $140 million equity investment in Car-Mart) consisted of $4,000 in cash, $3.3 million in other net assets and a $10 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs, and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest income remaining from the total interest to be earned over the term of the related installment contract.  An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  At January 31, 2009 and 2008, 4.5% and 3.7%, respectively, of the Company’s finance receivables balance were 30 days or more past due.  At January 31, 2009 and 2008, finance receivables more than 90 days past due were approximately $965,000 and $430,000, respectively.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such additional liability was required at January 31, 2009.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2006.  The Internal Revenue Service is currently auditing the 2007 income tax return for Colonial and the 2008 income tax return for Car-Mart of Arkansas.

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accrued penalties and/or interest as of January 31, 2009.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract, interest income and late fees earned on finance receivables, and revenues generated from the payment protection plan product sold in most states.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract revenues are included in sales and the related expenses are included in cost of sales.  Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivables accounts using the interest method. Late fees are recognized when collected and are included in interest income. Active accounts include all accounts except those that have been paid-off or charged-off.  At January 31, 2009 and 2008, finance receivables more than 90 days past due were approximately $965,000 and $430,000, respectively.

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

Stock-based compensation

The Company applies the provisions of Statement of Financial Accounting Standards 123R, “Share Based Payments” (“SFAS 123R”), which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

The Company recorded compensation cost for stock-based employee awards of $1,639,000 ($1,037,000 after tax) during the nine months ended January 31, 2009.  The pretax amount includes $268,000 for restricted shares issued on May 1, 2006, $202,000 for restricted shares issued on December 18, 2007, $1,153,000 for stock options granted, and $16,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  The Company recorded $1,004,000 ($653,000 after tax) of compensation cost related to stock-based employee awards for the nine months ended January 31, 2008.  The pretax amount includes $268,000 for restricted shares issued on May 1, 2006, $216,000 for restricted shares issued on December 18, 2007, $504,000 for stock options granted, and $16,000 related to stock issued under the 2006 Employee Stock Purchase Plan.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below for the nine months ended:

	January 31, 2009	January 31, 2008

Expected term (years)	5.0	6.9
Risk-free interest rate	3.33%	4.40%
Volatility	90%	80%
Dividend yield	—	—

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

The shareholders of the Company previously approved three stock option plans, including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  No additional option grants may be made under the 1986, 1991 or 1997 Plans.  Outstanding options granted under the Company’s stock option plans expire in the calendar years 2009 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at January 31, 2009	0	640,000

The grant date fair value of options granted during the first nine months of fiscal 2009 and 2008 was $201,000 and $3,360,000, respectively.  The options were granted at fair market value on date of grant.  The aggregate intrinsic value of outstanding options at January 31, 2009 and 2008 is $45,000 and $791,000, respectively.  Also, for the nine months ended January 31, 2009 and 2008, the Company had $1,586,000 and $2,857,000, respectively, of total unrecognized compensation cost related to unvested options granted under the 2007 plan.  At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly for the options that have performance criteria.  These outstanding options have a weighted average remaining vesting period of 1.25 years.

The Company received cash from options exercised of $301,000 and $205,000 for the nine months ended January 31, 2009 and 2008, respectively.  The impact of these cash receipts is included in the financing activities of the accompanying Consolidated Statements of Cash Flows.

The intrinsic value for options exercised for the first nine months of fiscal 2009 was $1,342,000.

Warrants

During the nine months ended January 31, 2009, warrants for 18,750 shares were exercised with an intrinsic value of $60,000.  As of January 31, 2009, the Company had no remaining outstanding stock purchase warrants.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During the first nine months of fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  A total of 19,348 shares remained available for award at January 31, 2009.

The Company recorded a pre-tax expense of $470,000 and $485,000 related to the Stock Incentive Plan during the nine months ended January 31, 2009 and 2008, respectively.

As of January 31, 2009, the Company has $338,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 0.7 years.  No awards under the Stock Incentive Plan vested during the nine month period ended January 31, 2009 or 2008.

Treasury Stock

The Company did not purchase any of its shares of common stock for the first nine months of fiscal 2009.  For the nine month period ended January 31, 2008, the Company purchased 186,967 shares of its outstanding common stock to be held as treasury stock for a total cost of $2.2 million. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159.”)  The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133.  Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under FASB 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material impact on the Company’s financial statements.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods generally ranging from 12 to 36 months.  The components of finance receivables are as follows:

	January 31,	April 30,
(In thousands)	2009	2008

Gross contract amount	$251,895	$231,069
Unearned finance charges	(22,648)	(22,916)
Principal balance	229,247	208,153
Less allowance for credit losses	(48,904)	(44,809)

	$180,343	$163,344

Changes in the finance receivables, net balance for the nine months ended January 31, 2009 and 2008 are as follows:

	Nine Months Ended January 31,
((In thousands)	2009	2008

Balance at beginning of period	$163,344	$139,194
Finance receivable originations	188,497	166,886
Finance receivable collections	(108,748)	(93,932)
Provision for credit losses	(43,878)	(40,948)
Principal lost on claims for payment protection plan	(2,818)	(944)
Inventory acquired in repossession	(16,062)	(14,542)
Finance receivables due to business acquisition, location closure	8	(523)

Balance at end of period	$180,343	$155,191

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2009 and 2008 are as follows:

	Nine Months Ended January 31,
((In thousands)	2009	2008

Balance at beginning of period	$44,809	$39,325
Provision for credit losses	43,878	40,948
Net charge-offs	(39,775)	(37,391)
Allowance related to business acquisition, location closure, net change	(8)	(225)

Balance at end of period	$48,904	$42,657

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
(In thousnds)	2009	2008

Land	$5,740	$5,740
Buildings and improvements	7,171	6,808
Furniture, fixtures and equipment	4,631	4,295
Leasehold improvements	6,344	5,213
Less accumulated depreciation and amortization	(4,825)	(3,916)

	$19,061	$18,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31,	April 30,
(In thousands)	2009	2008

Compensation	$2,975	$3,354
Cash overdraft	-	2,556
Deferred service contract revenue	2,168	2,295
Deferred sales tax	1,225	1,035
Subsidiary redeemable preferred stock	500	500
Interest rate swap	1,560	-
Interest	159	177
Other	1,581	1,146

	$10,168	$11,063

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities
Lender	Total Facility Amount	Interest Rate	Maturity	Balance at January 31, 2009	Balance at April 30, 2008
Bank of Oklahoma	$51.5 million	Prime +/-	April 2010	$27,051	$30,587

On December 12, 2008, the Company amended its revolving credit facilities. The amendments had the effect of increasing the total commitment by $1.5 million (to $51.5 million), extending the due date to April 30, 2010 and establishing an interest rate floor of 4.25%. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $8.1 million at January 31, 2009.  The combined total for the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at January 31, 2009 was 4.25% and was at the bank’s prime lending rate of 6% at January 31, 2008.   The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at January 31, 2009.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2009, Car-Mart could have drawn an additional $24.4 million under its facilities.

The Company also has a $1.1 million term loan secured by the corporate aircraft.  The term loan is payable over 15 years and has a fixed interest rate of 5.79%.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate. The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The Agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings.  The cumulative net loss for the Agreement reported in earnings as interest expense is $1,560,000 for the nine months ended January 31, 2009.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet on January 31, 2009 at $1,560,000.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

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

Level 1:                Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:                Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Level 2 instruments primarily include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps. The Company’s valuation models are primarily industry-standard models that consider various inputs including (a) quoted forward prices for commodities, (b) time value and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques.

Level 3:                Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors, as well as investments. The Company’s valuation models are primarily industry-standard models that consider various inputs including (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although the Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques, it does not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of January 31, 2009:

	Fair Value Measurements Using

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,560,000)	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Weighted average shares outstanding-basic	11,780,402	11,850,841	11,749,181	11,868,310
Dilutive options and warrants	47,813	70,853	64,985	82,043

Weighted average shares outstanding-diluted	11,828,215	11,921,694	11,814,166	11,950,353

Antidilutive securities not included:
Options and warrants	479,500	482,250	468,771	253,779
Restricted stock	-	39,667	-	43,435

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	January 31,
(In thousands)	2009	2008

Supplemental disclosures:
Interest paid	$1,943	$2,432
Income taxes paid, net	(1,800)	4,135

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	16,172	14,542

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Certain information included in this Quarterly Report on Form 10-Q contains, and other reports filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended.  The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements.  The Company undertakes no obligation to update or revise any forward-looking statements.  Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors.  Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the continued availability of lines of credit to support the Company’s business, the Company’s ability to underwrite and collect its finance receivables effectively, assumptions relating to unit sales and gross margins, changes in interest rates, competition, dependence on existing management, adverse economic conditions (particularly in the State of Arkansas), changes in tax laws or the administration of such laws, and changes in lending laws or regulations.  Reference is hereby made to Item 1A.  “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 and updates in its Quarterly Reports on Form 10-Q, if applicable.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc. (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2009, the Company operated 92 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 16%).  Growth results from same store revenue growth and the addition of new stores.  Revenue growth for the first nine months of fiscal 2009, as compared to the same period in the prior fiscal year, was assisted by a 7.7% increase in retail units sold, a 5.0% increase in the average retail sales price and a 7.8% increase in interest income.

The Company’s primary focus is on collections.  Each store handles its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, Car-Mart’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%).  Credit losses in the first nine months of fiscal 2009 were 21.8% of sales compared to 22.8% for the first nine months of fiscal 2008. Management continues to invest considerable time and effort on improving underwriting and collections which has resulted in the decrease of credit losses when compared to the credit loss results for fiscal 2008. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has increased over the last few years. The Company continues to believe that the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that unemployment levels, energy and fuel costs, interest rates, general inflation and personal discretionary spending levels affect its customers and can have a negative impact on collection results.  At January 31, 2009, 4.5% of the Company’s finance receivable balances were over 30 days past due (compared to 3.7% at January 31, 2008).

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year.  Over the past five full fiscal years, Car-Mart’s gross margins as a percentage of sales have ranged between approximately 42% and 48%.  Gross margins as a percentage of sales in the first nine months of fiscal 2009 were 43.2%, up from 42.0% in the same period of the prior fiscal year.  The Company’s retail gross margins are set based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. The increase in the gross margin percentage between periods resulted primarily from efficiencies in retail pricing and lower wholesale sales. Wholesale sales, for the most part, relate to repossessed vehicles sold at or near cost, which was higher in fiscal 2008 due to the increased level of repossession activity coupled with lower retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2009	Three Months Ended
	January 31,		vs.	January 31,
	2009	2008	2008	2009	2008

Revenues:
Sales	$66,919	$64,877	3.1%	100.0%	100.0%
Interest income	6,533	6,262	4.3	9.8	9.7
Total	73,452	71,139	3.3	109.8	109.7

Costs and expenses:
Cost of sales	38,094	36,874	3.3	56.9	56.8
Selling, general and administrative	12,622	12,443	1.4	18.9	19.2
Provision for credit losses	14,966	15,197	(1.5)	22.4	23.4
Interest expense	1,683	760	121.4	2.5	1.2
Depreciation and amortization	352	296	18.9	.5	.5
Loss from location closure	-	373	(100)	-	.6
Total	67,717	65,943	2.7	101.2	101.6

Pretax income	$5,735	$5,196	10.4%	8.6%	8.0%

Operating Data:
Retail units sold	6,996	7,031
Average stores in operation	92	94
Average units sold per store/month	25.3	24.9
Average retail sales price	$9,166	$8,801
Same store revenue growth	2.9%	18.7%

Period End Data:
Stores open	92	94
Accounts over 30 days past due	4.5%	3.7%

Three Months Ended January 31, 2009 vs. Three Months Ended January 31, 2008

Revenues increased $2.3 million, or 3.3%, for the three months ended January 31, 2009 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores that operated a full three months in both periods ($1.9 million), (ii) revenues from stores that opened during the prior period or stores having a satellite lot opened or closed after April 30, 2007 ($.3 million), (iii) stores opened after January 31, 2008 ($.3 million), offset by (iv) a $.2 million reduction related to a store that was closed during the prior year period. Interest income increased but at a lower rate than the increase in average finance receivables due to significant decreases in the allowable interest rates charged to customers in Arkansas. Currently, the interest rate charged to customers in Arkansas is capped at 5.5%. The maximum rate in Arkansas is the federal primary credit rate plus 5%.  The rate charged to Arkansas customers was 11.25% in August of 2007 and has decreased since that time due to decreases in the federal primary credit rate.

Cost of sales as a percentage of sales increased .1% to 56.9% for the three months ended January 31, 2009 from 56.8% in the same period of the prior fiscal year. The Company’s gross margin percentage decreased slightly primarily as a result of a higher average selling price offset by a lower volume and percentage of wholesale sales, which for the most part relate to cash sales of repossessed vehicles at break-even. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages.  Adjustments are made to the retail pricing guide and discretionary adjustments, within a narrow range, are sometimes made by lot managers most often with involvement of supervisory personnel.

Selling, general and administrative expense as a percentage of sales was 18.9% for the three months ended January 31, 2009, a decrease of .3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase between periods related primarily to higher payroll costs. The overall dollar increase included costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure, incremental costs associated with new lots opened recently, and costs related to increased sales volumes and profitability at existing locations.

Provision for credit losses as a percentage of sales decreased 1.0%, to 22.4% for the three months ended January 31, 2009 from 23.4% in the same period of the prior fiscal year. Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw stronger performance within its portfolio. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers.  Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, unemployment levels, higher food costs, general inflation and personal discretionary spending levels affecting customers have a negative impact on collection results.  The Company intends to continue to increase the focus of store management on credit quality, underwriting and collections at all stores, while maintaining proper focus on sales. At January 31, 2009, 4.5% of the Company’s finance receivables balances were over 30 days past due, compared to 3.7% at January 31, 2008.  At January 31, 2009 and 2008, finance receivables more than 90 days past due were approximately $965,000 and $430,000, respectively.

The Wichita, Kansas dealership was closed at the end of January 2008, resulting in a pre-tax charge of $373,000 for the quarter ended January 31, 2008.  The charge consisted of a loss on the sale of accounts to a third party, lease buyout costs and the loss on abandonment of leasehold improvements.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement) as a percentage of sales decreased  .3% to .9% for the three months ended January 31, 2009 from 1.2% for the same period of the prior fiscal year.  The decrease was attributable to lower average interest rates during the three months ended January 31, 2009 as well as a decrease in average borrowings ($38.3 million compared to $39.2 million in the prior year).  The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender, as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

The Company has an interest rate swap agreement (the “Agreement”) which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Since the Company intends to hold the interest rate swap until maturity (May 2013), the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net loss for the Agreement reported in earnings as interest expense was $1.1 million for the three months ended January 31, 2009.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at January 31, 2009 at $1.6 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2009	Nine Months Ended
	January 31,		vs.	January 31,
	2009	2008	2008	2009	2008

Revenues:
Sales	$201,558	$179,968	12.0%	100.0%	100.0%
Interest income	19,538	18,121	7.8	9.7	10.1
Total	221,096	198,089	11.6	109.7	110.1

Costs and expenses:
Cost of sales	114,557	104,440	9.7	56.8	58.0
Selling, general and administrative	37,950	35,268	7.6	18.8	19.6
Provision for credit losses	43,878	40,948	7.2	21.8	22.8
Interest expense	3,485	2,390	45.8	1.7	1.3
Depreciation and amortization	1,009	848	19.0	.5	.5
Loss on location closure	-	373	(100)	-	.2
Total	200,879	184,267	9.0	99.7	102.4

Pretax income	$20,217	$13,822	46.3%	10.0%	7.7%

Operating Data:
Retail units sold	21,307	19,792
Average stores in operation	91	93
Average units sold per store/month	26.0	23.6
Average retail sales price	$9,010	$8,578
Same store revenue growth	11.2%	7.3%

Period End Data:
Stores open	92	94
Accounts over 30 days past due	4.5%	3.7%

Nine Months Ended January 31, 2009 vs. Nine Months Ended January 31, 2008

Revenues increased $23 million, or 11.6%, for the nine months ended January 31, 2009 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenues from stores that operated a full nine months in both periods ($20.5 million), (ii) revenues from stores that opened during the prior period or stores having a satellite lot opened or closed after April 30, 2007 ($3.0 million),  (iii) stores opened after January 31, 2008 ($.3 million), offset by (iv) a $.8 million reduction related to a store that was closed during the fiscal 2008 period.  Interest income increased but at a lower rate than the increase in average finance receivables due to significant decreases in the allowable interest rates charged to customers in Arkansas. Currently, the interest rate charged to customers in Arkansas is capped at 5.5%. The maximum rate in Arkansas is the federal primary credit rate plus 5%.  The rate charged to Arkansas customers was 11.25% in August of 2007 and has decreased since that time due to the decrease in the federal primary credit rate.

Cost of sales as a percentage of sales decreased 1.2% to 56.8% for the nine months ended January 31, 2009 from 58.0% in the same period of the prior fiscal year. The Company’s gross margins have been positively affected by retail pricing efficiencies, as well as a lower volume and percentage of wholesale sales, which for the most part related to cash sales of repossessed vehicles at break-even, offset by higher purchase prices for vehicles compared to the prior year period. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the Company’s retail pricing guide, within a range, can and are routinely made by lot managers.

Selling, general and administrative expense as a percentage of sales was 18.8% for the nine months ended January 31, 2009, a decrease  of .8% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase related primarily to higher payroll costs during the fiscal 2009 period. The overall dollar increase included costs incurred to strengthen controls and improve efficiencies in the corporate infrastructure, incremental costs associated with new lots opened recently, and costs related to increased sales volumes and profitability at existing locations. Also, approximately $1.6 million of non-cash stock-based compensation expense was recorded during the fiscal 2009 period compared to $1 million for the prior year period.

Provision for credit losses as a percentage of sales decreased 1.0% to 21.8% for the nine months ended January 31, 2009 from 22.8% in the same period of the prior fiscal year. Credit losses were lower due to several factors and included lower losses experienced in most of the dealerships as the Company saw stronger performance within its portfolio. Additionally, prior year credit losses were slightly higher due to  weaker portfolio performance in the prior year period. Credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Generally, older stores have more repeat customers.  On average, repeat customers are a better credit risk than non-repeat customers. Due to the rate of the Company’s growth, the percentage of new and developing stores as a percentage of total stores has been increasing over the last few years. The Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices. The Company also believes that higher energy and fuel costs, unemployment levels, higher food costs, general inflation and personal discretionary spending levels affecting customers have a negative impact on collection results.  The Company intends to continue to increase the focus of store management on credit quality, underwriting and collections at all stores, while maintaining proper focus on sales. At January 31, 2009, 4.5% of the Company’s finance receivables balances were over 30 days past due, compared to 3.7% at January 31, 2008.

The Wichita, Kansas dealership was closed at the end of January 2008 resulting in a pre-tax charge of $373,000 for the quarter ended January 31, 2008.  The charge consisted of a loss on the sale of accounts to a third party, lease buyout costs and the loss on abandonment of leasehold improvements.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement as a percentage of sales decreased  .3% to 1.0% for the nine months ended January 31, 2009 from 1.3% for the same period of the prior fiscal year.  The decrease was attributable to lower average interest rates during the nine months ended January 31, 2009 offset by an increase in average borrowings ($40.4 million compared to $37.5 million in the prior year).  The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender, as the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

The Company has an interest rate swap agreement which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Since the Company intends to hold the interest rate swap until maturity (May 2013), the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net loss for the Agreement reported in earnings as interest expense is $1.6 million for the nine months ended January 31, 2009.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at January 31, 2009 at $1.6 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31,	April 30,
	2009	2008
Assets:
Finance receivables, net	$180,343	$163,344
Inventory	15,788	13,532
Property and equipment, net	19,061	18,140

Liabilities:
Accounts payable and accrued liabilities	13,573	14,934
Debt facilities	36,197	40,337

Historically, finance receivables have grown slightly faster than revenues. This has been due, to a large extent, to an increase in average term necessitated by increases in the average retail sales price. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.5%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. The average term for installment sales contracts at January 31, 2009 was relatively flat as compared to January 31, 2008 (27.45 months vs. 27.23 months). It is anticipated that the experience of finance receivables growing slightly faster than revenues on a full year basis will again be the trend in the future due, in part, to the significant decrease in interest rates charged to Arkansas customers throughout fiscal 2009, which will have the effect of decreasing interest income as a percentage of finance receivables. Weighted average months to maturity for the portfolio of finance receivables was 19.4 months at January 31, 2009, compared to 18.9 months at January 31, 2008.

In the first nine months of fiscal 2009, inventory increased by 17% to support continued sales growth.  The Company has increased the level of inventory it carries at many of its stores to facilitate sales growth and meet competitive demands.

Property and equipment, net increased $.9 million during the nine months ended January 31, 2009 as the Company completed improvements and/or relocations for existing properties and opened a new location in Decatur, Alabama.

Accounts payable and accrued liabilities decreased $1.4 million during the nine months ended January 31, 2009.  The decrease was largely due to a decrease in cash overdrafts and accrued compensation costs offset by the increase in the fair value of the Agreement. Cash overdraft fluctuates based upon the day of the week and the level of checks that are outstanding at any point in time. The timing of payment for vehicle purchases is primarily tied to the date on which the seller presents a title for the purchased vehicle. Deferred payment protection plan revenues were $7.1 million at January 31, 2009 and $4.6 million at April 30, 2008. This product was introduced in May 2007.

Deferred income taxes increased $4.2 million due to the growth in finance receivables as well as a change in the pricing of those receivables when sold to the Company’s related finance company. The pricing change was made to reflect fair market value of the underlying receivables. The income taxes receivable decreased primarily as a result of an income tax refund received in September 2008 related to taxes paid in prior years.

Borrowings on the Company’s revolving credit facilities fluctuate based upon a number of factors including (i) net income, (ii) finance receivables growth, (iii) capital expenditures, (iv) stock repurchases, and (v) income tax payments.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2009	2008
Operating activities:
Net Income	$12,788	$8,985
Provision for credit losses	43,878	40,948
Principal lost on claims for payment protection plan	2,818	944
Share based compensation	1,639	1,004
Finance receivable originations	(188,497)	(166,886)
Finance receivable collections	108,748	93,932
Inventory	13,805	14,261
Accounts payable and accrued liabilities	(364)	2,622
Deferred payment protection plan revenue	2,478	4,114
Income taxes payable	5,077	(3,835)
Deferred income taxes	4,153	4,614
Other	1,376	814
Total	7,899	1,517

Investing activities:
Purchase of property and equipment	(1,994)	(2,028)
Proceeds from sale of property and equipment	63	112
Proceeds from sale of finance receivables related to location closure	1	343
Total	(1,930)	(1,573)

Financing activities:
Debt facilities, net	(4,140)	(333)
Change in cash overdrafts	(2,556)	2,157
Purchase of common stock	-	(2,230)
Exercise of stock options and related tax benefits	754	282
Issuance of common stock	152	106
Total	(5,790)	(18)

Increase (decrease) in Cash	$179	$(74)

The Company’s primary source of cash flow is net income from operations and finance receivables collections. Most or all of this cash is used to fund finance receivables growth, stock repurchases and additions to property, plant and equipment.  Historically, to the extent these uses of cash exceed net income from operations, generally the Company increases borrowings under its credit facilities.

In general, in order to preserve capital and maintain flexibility, the Company prefers to lease the majority of the properties where its stores are located.   As of January 31, 2009, the Company leased approximately 75% of its store properties. The Company expects to continue to lease; however, the Company does periodically purchase the real property where its stores are located, particularly if the Company expects to be in that location for 10 years or more.

The Company’s credit facilities with its primary lender total $61.5 million and consist of a combined $51.5 million revolving line of credit and a $10 million term loan. The facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2008), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income. At January 31, 2009, the Company’s assets (excluding its $140 million equity investment in Car-Mart) consisted of $4,000 in cash, $3.3 million in other net assets and a $10.0 million receivable from Car-Mart. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender. Beginning in February 2003, Car-Mart assumed substantially all of the operating costs of the Company. The Company was in compliance with all loan covenants at January 31, 2009.

At January 31, 2009, the Company had $332,000 of cash on hand and an additional $24.4 million of availability under the revolving credit facilities. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under the revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Further, while the Company has no present plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

On December 12, 2008, the Company amended its revolving credit facilities. The amendments had the effect of increasing the total commitment by $1.5 million (to $51.5 million), extending the due date to April 30, 2010 and establishing an interest rate floor of 4.25%. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $8.1 million at January 31, 2009.  The combined total for the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25% provided that interest shall not at any time be less than 4.25% per annum. The effective rate at January 31, 2009 was 4.25% and was at the bank’s prime lending rate at January 31, 2008 (6.0%).   The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2009, Car-Mart could have drawn an additional $24.4 million under its facilities.

The Company also has a $1.1 million term loan secured by the corporate aircraft.  The term loan is payable over 15 years and has a fixed interest rate of 5.79%.

The Company expects that it will be able to renew or refinance the revolving credit facilities on or before the date they mature. The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

Other than the amendment to the revolving credit facilities on December 12, 2008, there have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2008 in the Company’s Annual Report on Form 10-K.

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

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value, and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, are permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the provisions of the Regulations in all material respects. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments. The Internal Revenue Service is currently auditing the 2007 income tax return for Colonial and the 2008 income tax return for Car-Mart of Arkansas.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s significant accounting policies are discussed in Note B to the accompanying consolidated financial statements.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159.”)  The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Car-Mart elects the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133.  Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under FASB 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material impact on the Company’s financial statements.

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

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the federal primary credit rate and the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes but has entered into an interest rate swap agreement to manage interest rate risk.  The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  As described below, a decrease in market interest rates would generally have an adverse effect on the Company’s profitability.

The Company’s financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%.  These finance receivables generally have remaining maturities from one to 36 months.  Certain of the Company’s borrowings contain variable interest rates that fluctuate with market interest rates (i.e., the rate charged on the revolving credit facilities fluctuate with the prime interest rate of its lender).  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (.5% at January 31, 2009) plus 5.0%.  At January 31, 2009, the weighted average interest rate for Arkansas customers was 7.4%. Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2009, approximately 54% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate would generally have a negative effect on the profitability of the Company.  This is the case because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings (assuming the prime interest rate of its lender decreases by the same percentage as the decrease in the federal primary credit rate).  The initial impact on profitability resulting from a decrease in the federal primary credit rate and the rate charged on its variable interest rate borrowings would be positive, as the immediate interest expense savings would outweigh the loss of interest income on new loan originations.  However, as the amount of new loans originated at the lower interest rate increases to an amount in excess of the amount of variable interest rate borrowings, the effect on profitability would become negative.

The table below illustrates the estimated impact that hypothetical changes in the federal primary credit rate would have on the Company’s continuing pretax earnings.  The calculations assume (i) the increase or decrease in the federal primary credit rate remains in effect for two years, (ii) the increase or decrease in the federal primary credit rate results in a like increase or decrease in the rate charged on the Company’s variable rate borrowings, (iii) the principal amount of finance receivables ($229.3 million) and variable interest rate borrowings ($7.6 million), and the percentage of Arkansas originated finance receivables (54%), remain constant during the periods, and (iv) the Company’s historical collection and charge-off experience continues throughout the periods.

	Year 1	Year 2
Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
In Interest Rates	in Pretax Earnings	in Pretax Earnings
	(in thousands)	(in thousands)
+200 basis points	977	2,042
+100 basis points	489	1,021
- 100 basis points	(489)	(1,021)
- 200 basis points	(977)	(2,042)

A similar calculation and table was prepared at April 30, 2008 and October 31, 2008.  The calculation and table was comparable with the information provided above. It should be noted that if the federal primary credit rate remains at .5%, or lower, there will be a point in future quarters where the full impact of estimated hypothetical decreases in interest rates will no longer be appropriate, as management does not expect the primary credit rate to fall below 0%.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (January 31, 2009).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

Part II – OTHER INFORMATION

Item 1A.	Risk Factors

Given the recent developments in the global economy, the risk factors set forth below have been added or updated to provide additional information.  These risk factors should be read in conjunction with the other risk factors disclosed in Item 1A of Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2008.

The severe downturn in recent global economic and market conditions could have adverse consequences for the used automotive industry in the future and may have greater consequences for the non-prime segment of the industry.

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

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that our ability to access the capital and credit markets may be limited or available on less favorable terms at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner which could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our credit facilities.

A decrease in market interest rates will likely have an adverse effect on the Company’s profitability.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  However, interest rates charged on finance receivables originated in the State of Arkansas are limited to the federal primary credit rate (currently .5%) plus 5%.  The rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company charges interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas are set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2009, approximately 54% of the Company’s finance receivables were originated in Arkansas.  Assuming that this percentage is held constant for future loan originations, the long-term effect of decreases in the federal primary credit rate will generally have a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings.

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

4.1
Seventh Amendment to Amended and Restated Agented Revolving Credit Agreement, dated December 15, 2008, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Arvest Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Citizen’s Bank and Trust Company, and Commerce Bank, N.A., as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.2
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Bank of Arkansas, N.A., as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.3
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Commerce Bank, N.A., as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.4
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Enterprise Bank and Trust, as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.5
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and First State Bank of Northwest Arkansas, as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.6
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Arvest Bank, as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.7
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Citizens Bank and Trust Company, as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.8
Sixth Amendment to Revolving Credit Agreement, dated December 15, 2008, among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

4.9
Promissory Note dated December 15, 2008 among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 15, 2008.

* 4.10
Eighth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated February 28, 2009, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Arvest Bank, Citizens Bank and Trust Company, and Commerce Bank, N.A., as lender.

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
Jeffrey A. Williams
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 9, 2009

Exhibit Index

4.10
Eighth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated February 28, 2009, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Arvest Bank, Citizens Bank and Trust Company, and Commerce Bank, N.A., as lender.

31.1	Rule 13a-14(a) certification.

31.2	Rule 13a-14(a) certification.

32.1	Section 1350 certification.