Form 10-K
period 2009-04-30
AMERICAS CARMART INC
filed 2009-07-14
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 0-14939
_____________________________
AMERICA’S CAR-MART, INC.
(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)
802 Southeast Plaza Avenue, Suite 200 Bentonville, Arkansas	72712
(Address of principal executive offices)	(Zip Code)

(479) 464-9944
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange of which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer            Accelerated filer    ☒
☐    Non-accelerated filer                  Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2008 was $164,729,610 (10,087,545 shares), based on the closing price of the registrant’s common stock of $16.33.
There were 11,731,223 shares of the registrant’s common stock outstanding as of July 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could, “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•         new store openings;
•         same store revenue growth;
•         future revenue growth;
•         receivables growth greater than revenue growth;
•         gross margin percentages;
•         interest rates;
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
•         competition;
•         dependence on existing management;
•         availability of quality vehicles at prices that will be affordable to customers;
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

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2009, the Company operated 93 stores located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 28 years.  This business strategy focuses on:

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

•
Maintaining a Decentralized Operation.  The Company’s dealerships will continue to operate on a decentralized basis.  Each store is ultimately responsible for buying (via an assigned corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures (pricing, credit scoring,  maximum loan terms and down-payment requirements as well as other customer profile data are all monitored centrally). Most customers make their payments in person at one of the Company’s dealerships.  This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including credit scoring, establishing standards for down-payments and contract terms as well as an internal compliance function.

•
Expanding Through Controlled Organic Growth. The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. In fiscal 2007 and into fiscal 2008, the Company decided to slow down its new store openings until operational initiatives showed positive results. The focus had been on improving performance of existing dealerships prior to opening significant numbers of new stores. The Company acquired one existing Buy Here/Pay Here dealership in March 2006 and another in May 2006 and may consider acquiring additional existing dealerships if conditions and terms are favorable. However, the Company will continue to view organic growth as its primary source for growth. Based on significant infrastructure investments made during the last two and one half years and the resulting favorable operating results in fiscal 2008 and 2009, the Company is once again looking to grow store count. Current plans are to finish fiscal 2010, which ends on April 30, 2010, with approximately 98 locations and then add one store for every ten into the future. These plans, of course, are subject to change based on both internal and external factors.

•
Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,056 in fiscal 2009.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 27.6 months), while requiring relatively low payments.

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

•
Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the negative macro-economic issues, have been positive related to recruitment of outside talent and the Company currently expects this to continue.

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

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors.  These business strengths include:

•
Experienced and Motivated Management.  The Company’s executive operating officers have an average tenure of over 20 years.  Several of Car-Mart’s store managers have been with the Company for more than 10 years.  Each store manager is compensated, at least in part (some entirely), based upon the net income of his or her store.  A significant portion of the compensation of Car-Mart senior management is incentive based and tied to economic profit as opposed to earnings under generally accepted accounting standards.

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

•
Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2009, the Company’s debt to equity ratio was 0.19 to 1.0 (Revolving credit facilities and notes payable divided by Total Stockholders equity on the Consolidated Balance Sheet), which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

•
Significant Expansion Opportunities.  The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also successful in larger cities such as Tulsa, Oklahoma, Lexington, Kentucky, Springfield, Missouri and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the eight states and other contiguous states in which the Company currently operates to satisfy any anticipated store growth for the next several years. As previously discussed, the Company plans to finish fiscal 2010 with approximately 98 locations and then add one store for every ten going forward depending upon operational success. Existing stores will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

Operations

•
Store Organization.  Stores are operated on a decentralized basis.  Each store is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment loans it originates.  Stores also maintain their own records and make daily deposits.  Store-level financial statements are prepared by the corporate office on a monthly basis.  Depending on the number of active customer accounts, a store may have as few as two or as many as 25 full-time associates employed at that location.  Associate positions at a large store may include a store manager, assistant store manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and lot attendants.  Stores are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.  The Company has both regular and satellite stores.  Satellite stores are similar to regular stores, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular store.

•	Store Locations and Facilities. Below is a summary of stores opened during the fiscal years ended April 30, 2009, 2008 and 2007:

	Years Ended April 30,
	2009	2008	2007
Stores at beginning of year	91	92	85
New stores opened/acquired	2	3	7
Stores closed	-	(4)	-

Stores at end of year	93	91	92

Below is a summary of store locations by state as of April 30, 2009, 2008 and 2007:

	As of April 30,
Stores by State	2009	2008	2007
Arkansas	36	35	34
Oklahoma	17	17	17
Texas	13	13	16
Kentucky	9	9	9
Missouri	11	11	10
Kansas	-	-	1
Indiana	1	1	1
Tennessee	1	1	1
Alabama	5	4	3

Total	93	91	92

Stores are typically located in smaller communities.  As of April 30, 2009, approximately 70% of the Company’s stores were located in cities with populations of less than 50,000.  Stores are located on leased or owned property between one and three acres in size.  When opening a new store the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Store facilities typically range in size from 1,500 to 5,000 square feet.

•
Purchasing.The Company purchases vehicles primarily through wholesalers, new car dealers, individuals and from auctions. The majority of vehicle purchasing is performed by the Company’s buyers, although certain store managers are authorized to purchase vehicles. On average, a buyer will purchase vehicles for three stores. Buyers report to the store manager, or managers, for whom they make purchases, and to a regional purchasing director. The regional purchasing directors report to the Vice President of Purchasing. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s buyers purchase vehicles between three and 10 years of age with 90,000 to 130,000 miles, and pay between $3,000 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus and Escort, Chevrolet Lumina and Cavalier, Dodge Neon, Pontiac Grand Am and Oldsmobile Cutlass.  The Company also sells a significant number of trucks and sport utility vehicles. Buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

•
Selling, Marketing and Advertising.  Stores generally maintain an inventory of 25 to 100 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 10 to 12 times each year.  Selling is done principally by the store manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a five month or 5,500 mile service contract for $395 which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers a payment protection plan product. This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises in local newspapers, on the radio and television.  In addition, periodically the Company conducts promotional sales campaigns in order to increase sales.

•
Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its stores.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months

(average of 27.6 months), and annual interest charges ranging from 5.5% to 19% (average of 11.5% at April 30, 2009). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the store manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction.  In general, the store manager attempts to assess the stability and character of the applicant.  The store manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her store. The Company provides centralized support to the store manager in the form of a credit scoring system and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

•
Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the store level.  The majority of the Company’s customers make their payments in person at the store where they purchased their vehicle, although some customers send their payments through the mail.  Each store closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company also has a corporate collections team, led by the Director of Collections Practices and Review, that monitors policies, procedures and the status of accounts at the store level.  The Company believes that the timely response to past due accounts is critical to its collections success.

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

The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles. Accounts one day late are sent a notice in the mail. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. Periodically, the Company enters into contract modifications with its customers to extend the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

•
New Store Openings.  Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new store and the specific sites within those communities.  New stores have historically been located in the general proximity of existing stores to facilitate the corporate office’s oversight of the Company’s stores. The Company currently intends to add one new location for each 10 existing locations into the future, subject to favorable operating performance.

The Company’s approach with respect to new store openings has been one of gradual development.  The manager in charge of a new store is normally a recently promoted associate who was an assistant manager at a larger store or a manager trainee.  The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. The facility may be of a modular nature or an existing structure.  Historically, new stores have operated with a low level of inventory and personnel.  As a result of the modest staffing level, the new store manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her store’s operations.  As the store develops and the customer base grows, additional staff is hired. Recently, the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new store openings have improved.

Typically, monthly sales levels at new stores are substantially less than sales levels at mature stores.  Over time, new stores gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new stores can exceed 20% per year for a number of years.  Historically, mature stores typically experience annual sales growth, but at a lower percentage than new stores. However, in 2007 the Company did experience a decrease in sales at mature stores as it focused on improving the quality of sales in response to increased credit losses.  In 2008, the historical sales trend returned as operational initiatives showed success and the Company was able to support higher sales levels as a result. Sales increased again in 2009 by 9.2% mostly due to same store growth.

New stores are generally provided with approximately $1 million to $1.5 million in capital from the corporate office during the first 12 to 24 months of operation.  These funds are used principally to fund receivables growth.  After this 12 to 24 month start-up period, new stores can typically become cash flow positive, allowing for some continuing growth in receivables without additional capital from the corporate office. As these stores become cash flow positive a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, stores serves as an important operating discipline.  Essentially, stores must be profitable in order to grow and typically, new stores are profitable within the first year of opening.

•
Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a vice president of purchasing, a sales director, a director of collections practices and review, compliance auditors, a vice president of human resources, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees store operations.  The Company’s stores transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan store visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company’s stores to inspect, review and comment on operations.  The corporate office assists in training new managers and other store level associates.  Compliance auditors visit stores quarterly to ensure policies and procedures are being followed and that the Company’s assets are being safe-guarded. In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a store’s performance. Also, bankrupt and legal action accounts and other accounts that have been written off at dealerships are handled by the corporate office in an effort to allow store personnel time to focus on more current accounts.

The Company’s store managers meet monthly on an area, regional or Company-wide basis.  At these meetings, corporate office personnel provide training and recognize achievements of store managers.  Near the end of every fiscal year, the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each store manager.  At these meetings, the year’s results are reviewed and ranked relative to other stores, and both quantitative and qualitative goals are established for the upcoming year.  The qualitative goals may focus on staff development, effective delegation, and leadership and organization skills.  Quantitatively, the Company establishes unit sales goals and profit goals based on invested capital and, depending on the circumstances, may establish delinquency, account loss or expense goals.

The corporate office is also responsible for establishing policy, maintaining the Company’s management information systems, conducting compliance audits, orchestrating new store openings and setting the strategic direction for the Company.

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual lots meet the aggregation criteria under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual lots is similar in nature and only engages in the selling and financing of used vehicles. All individual lots have similar operating characteristics.  As such, individual lots have been aggregated into one reportable segment.

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

Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collections efforts.  There has been a further constriction in the financing sources that exist for the sub-prime automobile market during most of fiscal 2009. Since the Company does not rely on securitizations as a financing source, it has been largely unaffected by the credit constrictions and has been able to continue to grow its revenue level and receivable base.

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

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and/or a payment protection plan, and (vi) customer service.  Management believes that its dealerships are competitive in each of these areas.

Seasonality

The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, Car-Mart generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008 and 2009, tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort led to higher sales levels during the third quarters of fiscal 2008 and 2009. The Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

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

Employees

As of April 30, 2009, the Company, including its consolidated subsidiaries, employed approximately 915 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

Available Information

The Company’s website is located at www.car-mart.com.  The Company makes available on this website, free of charge, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information the Company files with, or furnishes to, the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the Company electronically submits this material to the SEC.  The information contained on the website or available by hyperlink from the website is not incorporated into this Annual Report on Form 10-K or other documents the Company files with, or furnishes to, the SEC.

Executive Officers

The following table provides information regarding the executive officers of the Company as of April 30, 2009:

Name	Age	Position with the Company

Tilman J. Falgout, III	60	Chairman of the Board, General Counsel and Director

William H. Henderson	45	Vice Chairman of the Board, President, Chief Executive Officer and Director

Eddie L. Hight	46	Chief Operating Officer

Jeffrey A. Williams	46	Chief Financial Officer, Vice President Finance and Secretary

Tilman J. Falgout, III has served as Chairman of the Board since May 2004, as General Counsel since 1995 and as a director of the Company since 1992.  From May 2002 until October 2007, Mr. Falgout served as Chief Executive Officer of the Company.  From July 1995 until May 2002, Mr. Falgout also served as Executive Vice President of the Company.  From 1978 through June 1995, Mr. Falgout was a partner in the law firm of Stumpf & Falgout, Houston, Texas.

William H. Henderson has served as Vice Chairman of the Board since May 2004, as President of the Company since May 2002, and as Chief Executive Officer of the Company since October 2007.  Mr. Henderson has also served as a director of the Company since September 2002.  From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart.  From 1992 through 1998, Mr. Henderson served as General Manager of Car-Mart.  From 1987 to 1992, Mr. Henderson primarily held the positions of District Manager and Regional Manager at Car-Mart.

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

Item 1A.  Risk Factors

The Company is subject to various risks, including the risks described below. The Company’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Risks Related to the Used Automotive Retail and Finance Industry

The Company may have a higher risk of delinquency and default than traditional lenders because it loans money to credit-impaired borrowers.

Substantially all of Car-Mart’s automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit.  Delinquency interrupts the flow of projected interest income and repayment of principal from a loan, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan or the vehicle cannot be recovered.  The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such loans.  Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks.  If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically in the last several months and this could potentially have a significant negative effect on the supply of cars available to the Company in future periods.

The used automotive retail industry is highly competitive and fragmented, which could result in increased costs to the Company for vehicles and adverse price competition.

The Company competes principally with other independent Buy Here/Pay Here dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices.  Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins.  Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

The used automotive retail industry operates in a highly regulated environment with significant attendant compliance costs and penalties for non-compliance.

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company, or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.

Inclement weather can adversely impact the Company’s operating results.

The occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, which adversely affect consumer traffic at the Company’s automotive dealerships, could negatively impact the Company’s operating results.

The severe downturn in recent global economic and market conditions could have adverse consequences for the used automotive retail industry in the future and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general.  The recent severe downturn and disruptions in global economic and market conditions could adversely affect consumer demand and/or increase the Company’s costs, resulting in lower profitability for the Company.  Due to the Company’s focus on non-prime borrowers, its actual rate of delinquencies, repossessions and credit losses on loans could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.  The Company is unable to predict with certainty the future impact which the most recent global economic conditions will have on consumer demand in our markets or on the Company’s costs.

The recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies.  While currently these conditions have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, to do so, which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

If an amendment to the Arkansas constitution is not approved by voters, a decrease in market interest rates will likely have an adverse effect on the Company’s profitability.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  However, interest rates charged on finance receivables originated in the State of Arkansas have, until recently, been limited to the federal primary credit rate (currently .5%) plus 5%.  In recent years, the rate charged to Arkansas customers was as high as 11.25%, in August 2007.  Typically, the Company has charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2009, approximately 52% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June

 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to our customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.

Risks Related to the Company

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eight states where Car-Mart operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 50% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s success depends upon the continued contributions of its management teams and the ability to attract and retain qualified employees.

The Company is dependent upon the continued contributions of its management teams.  Because the Company maintains a decentralized operation in which each store is responsible for buying and selling its own vehicles, making credit decisions and collecting loans it originates, the key employees at each store are important factors in the Company’s ability to implement its business strategy.  Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new stores, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which Car-Mart operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

The Company’s business is dependent upon the efficient operation of its information systems.

The Company relies on its information systems to manage its sales, inventory, consumer financing, and customer information effectively. The failure of the Company’s information systems to perform as designed, or the failure to maintain and continually enhance or protect the integrity of these systems, could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

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

Further, the Company’s current credit facilities contain various reporting and financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

The Company’s growth is dependent upon the availability of suitable lot sites.

The Company leases a majority of the properties where its stores are located.  If and when the Company decides to open new stores, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s store base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

The Company’s business is subject to seasonal fluctuations.

The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. As a result, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008 and 2009, tax refund anticipation sales began at the beginning of the Company’s third quarter (early November) and continued through January. The success of the tax refund anticipation sales effort led to higher sales levels during the third quarter of fiscal 2008 and 2009. The Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of April 30, 2009, the Company leased approximately 70% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

Item 3.     Legal Proceedings

In the ordinary course of business, the Company has become a defendant in various types of legal proceedings.  While the outcome of these proceedings cannot be predicted with certainty, the Company does not expect the final outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2009.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol CRMT.  The following table sets forth, by fiscal quarter, the high and low sales prices reported by NASDAQ for the Company's common stock for the periods indicated.
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First quarter	$21.33	$13.55	$14.20	$12.12
Second quarter	23.12	12.04	12.96	10.50
Third quarter	16.70	6.88	13.96	9.02
Fourth quarter	17.01	8.79	14.71	10.53

As of July 14, 2009, there were approximately 1,125 stockholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2004 and ending on April 30, 2009.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2004.

The dollar value at April 30, 2009 of $100 invested in the Company’s common stock on April 30, 2004 was $93.57, compared to $95.13 for the Automobile Index described above and $90.69 for the NASDAQ Market Index (U.S. Companies).

Dividend Policy

Since its inception the Company has paid no cash dividends on its common stock.  The Company currently intends for the foreseeable future to continue its policy of retaining earnings to finance future growth.  Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. Colonial’s revolving credit facility prohibits dividends to the Company and Car-Mart of Arkansas’s revolving credit facility limits dividends to the Company to 75% of Car-Mart of Arkansas’s net income.  As a result, the Company is limited in the amount of cash dividends or other distributions it can make to its shareholders.

Issuer Purchases of Equity Securities

The Company is authorized to repurchase up to 1 million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors and announced on December 2, 2005. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
February 1, 2009 to February 28, 2009	-	-	-	606,059
March 1, 2009 to March 31, 2009	83,498	$11.83	83,498	522,561
April 1, 2009 to April 30, 2009 (2)	11,845	$16.22	-	522,561
Total	95,343	$12.38	83,498	522,561
_________________________________

(1)	The above described stock repurchase program has no expiration date.

(2)	All of the shares repurchased during April 2009 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plans. Pursuant to the Stock Incentive Plans, all of these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2009	2008	2007	2006	2005

Revenues	$298,966	$274,631	$240,334	$234,207	$204,788

Net income	$17,906	$15,033	$4,232	$16,705	$17,976

Diluted earnings per share from continuing operations	$1.52	$1.26	$0.35	$1.39	$1.49

Total assets	$219,624	$200,589	$173,598	$177,613	$143,668
Total debt	$29,839	$40,337	$40,829	$43,588	$29,145
Stockholders’ equity	$156,977	$137,222	$123,728	$119,251	$103,265
Shares outstanding	11,729	11,688	11,875	11,848	11,844
_________________________________

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2009, the Company operated 93 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years (average 15%).  Historically, finance receivables have tended to grow slightly faster than revenues. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced for the year. In fiscal 2008, revenues increased 14.3% and finance receivables principal increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. In fiscal 2009, revenues increased 8.9% and finance receivables principal increased 11.1%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 9.8% during fiscal 2009. The difference for 2009 relates to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price. The average term for installment sales contracts at April 30, 2009 was relatively flat as compared to April 30, 2008 (27.6 months vs. 27.3 months).  Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will continue.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company continued to benefit from operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.

The primary reason for the improvement in credit losses between periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have lead to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with stores when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collection area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis. In addition, turnover at the store level for collection positions is down between years, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 46%. Gross margin as a percentage of sales for fiscal 2009 was 43.0%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the store manager level, could impact the Company’s ability to add new stores and to meet operational initiatives.  The Company has added resources to recruit, train and develop personnel, especially personnel targeted to fill store manager positions.  The Company expects to continue to invest in the development of its workforce in fiscal 2010 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2009	2008
	Years Ended April 30,			vs.	vs.	As a % of Sales
Operating Statement:	2009	2008	2007	2008	2007	2009	2008	2007
Revenues:
Sales	273,340	250,337	$216,898	9.2%	15.4%	100.0%	100.0%	100.0%
Interest income and other	25,626	24,294	23,436	5.5	3.7	9.4	9.7	10.8
Total	298,966	274,631	240,334	8.9	14.3	109.4	109.7	110.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	155,668	144,537	125,073	7.7%	15.6%	57.0	57.7	57.7
SG&A	51,133	47,263	41,778	8.2	13.1	18.7	18.9	19.3
Provision for credit loss	58,807	55,046	63,077	6.8	(12.7)	21.5	22.0	29.1
Interest expense	4,006	2,947	3,728	35.9	(20.9)	1.5	1.2	1.7
Depreciation and amortization	1,395	1,148	994	21.5	15.5	.5	.5	.5
Loss on lot closures	-	527	-				.2
Total	271,009	251,468	234,650	7.8	7.2	99.1	100.5	108.2
Pretax income	27,957	$23,163	$5,684	20.7	307.5	10.2	9.3	2.6

Operating Data:
Retail units sold	28,698	27,207	25,199	5.5%	8.0%
Average stores in operation	93	93	90	(2.2)	3.7
Average units sold per store	309	293	281	7.2	4.3
Average retail sales price	$9,056	$8,690	$8,125	4.2	7.0
Same store revenue growth	8.3%	13.0%	(3.2%)
Receivables average yield	11.4%	12.7%	12.5%

2009 Compared to 2008

Revenues increased $24.3 million, or 8.9%, in fiscal 2009 as compared to fiscal 2008, principally as a result of (i) revenue growth from stores that operated a full 12 months in both periods ($20.9 million), (ii) stores opened during fiscal 2008 or stores that opened or closed a satellite location during fiscal 2009 or fiscal 2008 ($3.4 million), (iii) revenues from stores opened during fiscal 2009 ($.8 million) offset by a $.8 million decrease in revenues for a store that closed in fiscal 2008.

Revenues increased 8.9% in fiscal 2009 as compared to revenue growth of 14.3% in fiscal 2008.  The increase in revenue for fiscal 2009 is attributable to (i) a 5.5% increase in retail unit volumes together with a 4.2% increase in the average unit sales price, (ii) a 5.5% increase in interest and other income, offset by a $460,000 decrease in wholesale sales.  Presently, the Company expects that its average retail sales price will increase in fiscal 2010, but at a rate less than increases seen in recent fiscal years.

Cost of sales, as a percentage of sales, decreased to 57% in fiscal 2009 from 57.7% in fiscal 2008. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company’s gross margins had been negatively affected in recent history by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. In fiscal 2009, gross margin percentages benefited from pricing efficiencies, lower wholesale sales and slightly lower operating expenses when compared to fiscal 2008. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in domestic new car sales, which results in higher purchase costs for the Company.

Selling, general and administrative expense, as a percentage of sales, decreased .2% to 18.7% in fiscal 2009 from 18.9% in fiscal 2008.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall expenses increased $3.9 million from fiscal 2008, which consisted primarily of increased payroll costs. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Collections areas. Human Resources includes the Company’s Manager in Training Program, the entry level point for future store managers. The Company significantly increased its investment in the Manager in Training program throughout fiscal 2009. Additionally, the Company increased its investment in its training department during fiscal 2009 to ensure that associates possess the appropriate skills and are well trained in serving customers. At the store level, the Company made market-based pay adjustments for certain positions in an effort to reduce turnover and to attract qualified associates. The Company will continue to review its infrastructure to ensure it is adequate to support the Company’s growth.  Also, stock based compensation was $2.1 million in fiscal 2009 compared to $1.6 million in fiscal 2008.

Provision for credit losses, as a percentage of sales, decreased .5% to 21.5% in fiscal 2009 from 22.0% in fiscal 2008.  Credit losses in fiscal 2009 were positively affected by lower losses during the first three quarters of 2009 offset by a slightly higher loss rate for the fourth fiscal quarter (20.8% for the fourth quarter of fiscal 2009 compared to 20.0% for the fourth quarter of fiscal 2008). The Company is benefiting from better execution of its collection practices, which is offsetting negative macro-economic issues that were prevalent during most of fiscal 2009. Turnover at the store level for collection positions is down between years which is having a positive effect on results. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is also having a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement) as a percentage of sales decreased  .3% to .9% for fiscal 2009 compared to 2008.  The decrease was attributable to lower average interest rates during fiscal year 2009 as well as a slight decrease in average borrowings ($37.7 million for fiscal 2009 compared to $38.0 million for fiscal 2008).  The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender, as the interest rate under the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

The Company has an interest rate swap agreement (the “Agreement”) which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Because the Company intends to hold the interest rate swap until its maturity in May 2013, the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net loss for the Agreement reported in earnings as interest expense was $1.5 million for fiscal 2009.  The fair value of the Agreement is included in accrued liabilities on the Company’s Consolidated

Balance Sheet at $1.5 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected in Interest expense on the Company’s Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

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

Revenues increased 14.3% in fiscal 2008 as compared to revenue growth of 2.6% in fiscal 2007.  The increase in revenue growth for fiscal 2008 is attributable to (i) an 8% increase in retail unit volumes in fiscal 2008 together with a 7% increase in the average unit sales price, (ii) a 3.7% increase in interest and other income, and (iii) increased wholesale sales during fiscal 2008.

Cost of sales, as a percentage of sales, was flat at 57.7% in fiscal 2008 compared to fiscal 2007. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company’s gross margins have been negatively affected in recent years by the increase in the average retail sales price (a function of a higher purchase price) and to a lesser extent by higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales was higher in fiscal 2008 and 2007 than in previous years, which has had a negative effect on overall gross margin percentages.  The consumer demand for vehicles the Company purchases for resale was high during fiscal 2008.  This high demand was exacerbated by the decrease in domestic new car sales, which resulted in higher purchase costs for the Company.

Selling, general and administrative expense, as a percentage of sales, decreased .4% to 18.9% in fiscal 2008 from 19.3% in fiscal 2007.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall expenses increased $5.5 million from fiscal 2007 which consisted primarily of increased payroll costs. Payroll costs increased due to the increase in incentive based compensation, which is tied to profitability. Also, stock based compensation was $1.6 million in fiscal 2008 compared to $533,000 in fiscal 2007. The Company also experienced an increase in store level expenditures associated with the opening and/or expansion of dealerships to support higher sales volumes. Additionally, the Company incurred some increased costs associated with strengthening controls and enhancing the corporate infrastructure to improve efficiencies and allow for future growth.

Provision for credit losses, as a percentage of sales, decreased 7.1% to 22.0% in fiscal 2008 from 29.1% in fiscal 2007.  Credit losses in fiscal 2008 were positively affected by lower losses during the entire year at most stores.  The fiscal 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) which increased the allowance for credit losses to 22% of the finance receivable principal balance from 19.2%. Credit losses were higher in fiscal 2007 due to higher losses experienced in most of the stores, including mature stores, as customers had difficulty making payments under the terms of their loans. Additionally, significant negative external economic issues, including higher fuel prices, were prevalent throughout fiscal years 2007 and 2008.

Interest expense, as a percentage of sales, decreased .5% to 1.2% in fiscal 2008 from 1.7% in fiscal 2007.  The decrease was principally the result of lower average borrowing levels and lower average interest rates on the Company’s revolving credit facilities during fiscal 2008.

In fiscal 2008, the Company incurred $527,000 in losses associated with the closure of four dealerships. One of the dealerships was in Kansas and the other three were satellite locations in Texas.

The effective income tax rate in fiscal 2008 was 35.1%. This rate is lower than historical rates (excluding fiscal 2007) due to the distribution of profits among the Company’s operating subsidiaries.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2009, 2008 and 2007 (in thousands):

	April 30,
	2009	2008	2007
Assets:
Finance receivables, net	$182,041	$163,344	$139,194
Inventory	15,476	13,532	13,682
Property and equipment, net	19,346	18,140	16,883

Liabilities:
Accounts payable and accrued liabilities	16,770	14,934	8,706
Deferred payment protection plan revenue	7,353	4,631	-
Deferred tax liabilities, net	8,377	3,465	335
Revolving credit facilities & notes payable	29,839	40,337	40,829

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced during that year. In fiscal 2008, revenues increased 14.3% and finance receivables principal increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. In fiscal 2009, revenues increased 8.9% and finance receivables principal increased 11.1%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 9.8% during fiscal 2009. The difference for 2009 relates to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price. The average term for installment sales contracts at April 30, 2009 was relatively flat as compared to April 30, 2008 (27.6 months vs. 27.3 months).  Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will continue.

In fiscal 2009, inventory increased 14.4% ($1.9 million) as compared to revenue growth of 8.9%.  The increase resulted from overall price increases for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mixture and sufficient quantities to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet sales demand.

Property and equipment, net increased $1.2 million in fiscal 2009 as the Company incurred expenditures related to new stores as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased $1.8 million in fiscal 2009 due primarily to the $1.5 million liability related to the fair value of the Company’s interest rate swap agreement. At April 30, 2009 this liability is reflected in Accrued liabilities on the Consolidated Balance Sheet. The interest rate swap agreement did not exist at the end of fiscal 2008. Also, the unearned portion of the payment protection plan product, which was introduced in the first quarter of fiscal 2008, was $7.4 million at April 30, 2009, up from $4.6 million at April 30, 2008.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth and capital asset purchases. In fiscal 2009, the Company benefitted from a $4.9 million increase in deferred income taxes and a $4.2 million positive change in current income taxes, primarily related to refunds from prior year taxes paid.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2009	2008	2007
Operating activities:
Net income	$17,906	$15,033	$4,232
Provision for credit losses	58,807	55,046	63,077
Losses on claims for payment protection plan	4,061	1,871	-
Depreciation and amortization	1,395	1,148	994
Stock based compensation	2,112	1,600	533
Unrealized loss for change in fair market value of interest rate swap	1,522	-	-
Finance receivable originations	(252,879)	(230,920)	(196,200)
Finance receivable collections	149,357	129,232	124,092
Inventory	20,024	20,249	16,811
Current Income Taxes	4,161	(1,390)	(3,695)
Deferred Income Taxes	4,912	3,130	(754)
Accrued Interest on Finance Receivables	55	(139)	124
Deferred payment protection plan revenue	2,722	4,631	-
Accounts payable and accrued liabilities	1,214	3,690	(692)
Other	(1,091)	(106)	(213)
Total	14,278	3,075	8,309
Investing activities:
Purchase of property and equipment	(2,664)	(2,559)	(2,716)
Proceeds from sale of property and equipment	62	112	357
Proceeds from sale of finance receivables related to lot closure	-	343
Payment for business acquired	-	-	(460)
Total	(2,602)	(2,104)	(2,819)

Financing activities:
Debt facilities, net	(10,498)	(492)	(2,759)
Change in cash overdrafts	(900)	2,556	(2,441)
Purchase of common stock	(1,181)	(3,538)	(454)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	918	399	166
Total	(11,661)	(1,075)	(5,488)

Cash provided by (used in) continuing operations	$15	$(104)	$2

The primary drivers of operating profits and cash flows include 1) top line sales 2) interest rates on finance receivables 3) gross profit percentages on vehicle sales and 4) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth and capital expenditures.  To the extent finance receivables growth and capital expenditures exceeds income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2009 were positively impacted by 1) higher sales levels and higher gross margin percentages on those sales, 2) lower credit losses as a percentage of sales, 3) improvements in current and deferred income taxes which resulted from the effect of the increase in finance receivables as well as refunds from prior year taxes paid, 4) increases in liabilities for fiscal 2009 resulting from increased sales levels, the deferred payment protection plan revenue and the liability associated with the interest rate swap agreement, offset by 5) the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $18.7 million during fiscal 2009.

Cash flows from operations in 2008 were positively impacted by 1) higher sales levels with consistent gross margin percentages, 2) significantly lower credit losses, 3) improvements in current and deferred income taxes which resulted from the effect of an increase in the allowance for credit losses combined with a decrease in finance receivables during fiscal 2007, 4) increases in liabilities for fiscal 2008 resulting from increased sales levels and deferred payment protection plan revenue, offset by 5) other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $24.2 million during fiscal 2008.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross profit percentage and loan term in line with historical results, because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis but at a decreasing rate. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages and overall loan terms remaining fairly consistent with recent experience but increasing somewhat into the future.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have a significant effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 21-23% of sales. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

The Company has generally leased the majority of the properties where its stores are located.  As of April 30, 2009, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart of Arkansas’ credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2009, the Company’s net assets (excluding its $145 million equity investment in Car-Mart of Arkansas) consisted of $1,000 in cash, $3.3 million in other net assets and a $10.0 million receivable from Car-Mart of Arkansas.  As a result, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

At April 30, 2009, the Company had $168,000 of cash on hand and an additional $30.6 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is slightly larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $3 million in the next 12 months in connection with refurbishing existing stores and adding new stores, and (iii) reduce debt to the extent excess cash is available.  In addition, occasionally the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2010.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2009, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving lines of credit	$20,911	$20,911	$-	$-	$-
Notes payable	8,928	912	2,033	2,351	3,632
Interest payments	2,784	609	1,010	692	473
Operating leases	29,614	2,729	5,527	5,139	16,219

Total	$62,237	$25,161	$8,570	$8,182	$20,324

We calculate estimated interest payments for the long term debt using the applicable rates and payment dates.  We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

The above excludes estimated interest payments on the Company’s revolving line of credit.  The Company paid $1.3 million in interest payments on the revolving line of credit debt in fiscal 2009.

The $29.6 million of operating lease commitments includes $4.4 million of non-cancelable lease commitments under the primary lease terms, and $25.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 70% of its store and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its store locations and to preserve capital.  The Company expects to continue to lease the majority of its store and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2009, 2008 and 2007, rent expense for all operating leases amounted to approximately $3.0 million, $2.7 million and $2.8 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference.   The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 240 basis points.  The actual interpretation of the Treasury Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Treasury Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as altering the timing of required tax payments.

In May 2007, the Internal Revenue Service (the “IRS”) concluded on the previously disclosed examinations of the Company’s tax returns for fiscal 2002 and certain items in subsequent years. The IRS concluded that the Company would not be assessed any additional taxes, penalties or interest related to the examinations. The examinations focused on whether or not the Company satisfied the provisions of the Treasury Regulations which would entitle Car-Mart of Arkansas to a tax deduction at the time it sells its finance receivables to Colonial.  Based upon the favorable IRS conclusion, the Company recognized $500,000 of net income in the fourth quarter of fiscal 2007 for the elimination of associated income tax reserves.

The IRS is currently auditing the 2007 income tax return for Colonial and the 2008 income tax return for Car-Mart of Arkansas.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At April 30, 2009, the weighted average total loan term was 27.6 months with 19.5 months remaining. The reserve amount in the allowance for credit losses at April 30, 2009, $49.3 million, was 22% of the principal balance in Finance receivables of $231.4 million, less unearned payment protection plan revenue of $7.4 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the loan origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.5 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.2 million.

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

In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this statement requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption of SFAS 160, $100,000 of preferred stock will be classified as non-controlling interest within equity and $400,000 of the preferred stock with a put will be classified in the mezzanine section. The dividends associated with the entire preferred stock will be recorded as a reduction to net income to arrive at net income attributable to the Company. The presentation of the preferred stock will be applied retroactively for all periods presented upon adoption of SFAS 160.

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

In May 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures than an entity should make about events or transactions that occurred after the balance sheet date.  The statement also introduces the concept of financial statements “available to be issued.”  This statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company does not believe that adoption of SFAS 165 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  The statement was issued to replace SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity w/ generally accepted accounting principles (“GAAP”).  Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that adoption of SFAS 168 will have a material impact on the Company’s financial statements.

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results; however, recent purchase price increases for vehicles, most pronounced over the last three fiscal years, have had a negative effect on the Company’s gross profit percentages. This is due to the fact that the Company focuses on keeping payments affordable to its customer base and at the same time ensuring that the term of the loan matches the economic life of the vehicle.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has historically had exposure to changes in the federal primary credit rate and has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes but has entered into an interest rate swap agreement to manage interest rate risk.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s prime rate of interest.  To reduce its exposure to changes in interest rates the Company has entered into an interest rate swap agreement. The agreement was entered into generally to provide the Company with a fixed interest rate for a portion of its variable rate debt.  The notional amount of this swap agreement is $20 million and it expires in May 2013. The Company may in the future enter into additional interest rate risk management arrangements for a portion of its outstanding debt.

At April 30, 2009, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate (3.25% at April 30, 2009). An average decrease in future interest rates of 100 basis points from the future rate at April 30, 2009, would have resulted in an additional expense, reflected within Interest expense on the Consolidated Statement of Operations, of approximately  $700,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Consolidated Balance Sheet at April 30, 2009 would have increased by approximately $700,000 to approximately $2.2 million.

The Company had total indebtedness of $29.8 million outstanding at April 30, 2009. Of this amount, $911,000 (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $9,000 and a corresponding decrease in net income before income tax.

The fair value of the interest rate swap agreement is based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. The Company’s valuation models are primarily industry-standard models that consider various inputs including (a) quoted forward prices for commodities, (b) time value and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.

Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .5%) plus 5%.  The rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company had charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2009, approximately 52% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures under Item 7A have included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate this presentation is no longer meaningful.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2009 and 2008

Consolidated Statements of Operations for the years ended April 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended April 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 14, 2009 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
July 14, 2009

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2009	April 30, 2008
Assets:
Cash and cash equivalents	$168	$153
Accrued interest on finance receivables	778	833
Finance receivables, net	182,041	163,344
Inventory	15,476	13,532
Prepaid expenses and other assets	1,460	832
Income taxes receivable, net	-	3,400
Goodwill	355	355
Property and equipment, net	19,346	18,140
	$219,624	$200,589

Liabilities and stockholders’ equity:
Accounts payable	$3,928	$3,871
Deferred payment protection plan revenue	7,353	4,631
Accrued liabilities	12,842	11,063
Income taxes payable, net	308	-
Deferred tax liabilities, net	8,377	3,465
Revolving credit facilities and notes payable	29,839	40,337
Total liabilities	62,647	63,367

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,228,465 and 12,091,628 shares issued at April 30, 2009 and 2008	122	121
Additional paid-in capital	40,313	37,284
Retained earnings	123,213	105,307
Treasury stock, at cost (499,284 and 403,941 shares at April 30, 2009 and 2008)	(6,671)	(5,490)
Total stockholders’ equity	156,977	137,222
	$219,624	$200,589

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2009	2008	2007
Revenues:
Sales	$273,340	$250,337	$216,898
Interest and other income	25,626	24,294	23,436
	298,966	274,631	240,334

Costs and expenses:
Cost of sales, excluding depreciation shown below	155,668	144,537	125,073
Selling, general and administrative	51,133	47,263	41,778
Provision for credit losses	58,807	55,046	63,077
Interest expense	4,006	2,947	3,728
Depreciation and amortization	1,395	1,148	994 -
Loss on lot closures	-	527	-
	271,009	251,468	234,650

Income before taxes	27,957	23,163	5,684

Provision for income taxes	10,051	8,130	1,452
Net income	$17,906	$15,033	$4,232

Earnings per share:
Basic	$1.52	$1.27	$.36
Diluted	$1.52	$1.26	$.35

Weighted average number of shares outstanding:
Basic	11,747,183	11,825,657	11,850,247
Diluted	11,806,732	11,907,321	11,953,987

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
	2009	2008	2007
Operating activities:
Net income	$17,906	$15,033	$4,232

Adjustments to reconcile net income from operations
to net cash provided by operating activities:
Provision for credit losses	58,807	55,046	63,077
Losses on claims for payment protection plan	4,061	1,871	-
Depreciation and amortization	1,395	1,148	994
Loss (gain) on sale of property and equipment	(10)	203	(82)
Stock based compensation	2,112	1,600	533
Unrealized loss for change in fair value of interest rate swap	1,522	-	-
Deferred income taxes	4,912	3,130	(754)
Changes in operating assets and liabilities:
Finance receivable originations	(252,879)	(230,920)	(196,200)
Finance receivable collections	149,357	129,232	124,092
Accrued interest on finance receivables	55	(139)	124
Inventory	20,024	20,249	16,811
Prepaid expenses and other assets	(628)	(232)	(46)
Accounts payable and accrued liabilities	1,214	3,690	(692)
Deferred payment protection plan revenue	2,722	4,631	-
Income taxes payable	4,161	(1,390)	(3,695)
Excess tax benefit from share-based payments	(453)	(77)	(85)
Net cash provided by operating activities	14,278	3,075	8,309

Investing activities:
Purchase of property and equipment	(2,664)	(2,559)	(2,716)
Proceeds from sale of property and equipment	62	112	357
Proceeds from sale of finance receivables related to lot closure	-	343	-
Payment for business acquired	-	-	(460)
Net cash used in investing activities	(2,602)	(2,104)	(2,819)

Financing activities:
Exercise of stock options and warrants	301	205	81
Excess tax benefits from stock based compensation	453	77	85
Issuance of common stock	164	117	-
Purchase of common stock	(1,181)	(3,538)	(454)
Change in cash overdrafts	(900)	2,556	(2,441)
Proceeds from notes payable	15	-	11,200
Principal payments on notes payable	(836)	(769)	(682)
Proceeds from revolving credit facilities	90,015	78,405	68,456
Payments on revolving credit facilities	(99,692)	(78,128)	(81,733)
Net cash used in financing activities	(11,661)	(1,075)	(5,488)

Increase (decrease) in cash and cash equivalents	15	(104)	2
Cash and cash equivalents at: Beginning of period	153	257	255
End of period	$168	$153	$257

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
America’s Car-Mart, Inc.
(Dollars in thousands)

For the Years Ended April 30, 2009, 2008 and 2007

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at April 30, 2006	11,929,274	$119	$34,588	$86,042	$(1,498)	$119,251

Stock options/warrants exercised	13,750	-	81	-	-	81
Purchase of 30,000 treasury shares	-	-	-	-	(454)	(454)
Tax benefit of options exercised	22,329	-	85	-	-	85
Stock based compensation	20,605	1	532	-	-	533
Net income	-	-	-	4,232	-	4,232

Balance at April 30, 2007	11,985,958	$120	$35,286	$90,274	$(1,952)	$123,728

Issuance of common stock	10,273	-	117	-	-	117
Stock options/warrants exercised	55,898	1	204	-	-	205
Purchase of 292,691 treasury shares	-	-	-	-	(3,538)	(3,538)
Tax benefit of options exercised	-	-	77	-	-	77
Stock based compensation	39,499	-	1,600	-	-	1,600
Net income	-	-	-	15,033	-	15,033

Balance at April 30, 2008	12,091,628	$121	$37,284	$105,307	$(5,490)	$137,222

Issuance of common stock	11,517	-	164	-	-	164
Stock options/warrants exercised	85,821	1	300	-	-	301
Purchase of 95,343 treasury shares	-	-	-	-	(1,181)	(1,181)
Tax benefit of options exercised	-	-	453	-	-	453
Stock based compensation	39,499	-	2,112			2,112
Net income	-	-	-	17,906		17,906

Balance at April 30, 2009	12,228,465	$122	$40,313	$123,213	$(6,671)	$156,977

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2009, the Company operated 93 stores located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual lots meet the aggregation criteria under Statement of Financial Accounting Standard (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual lots is similar in nature and only engages in the selling and financing of used vehicles. All individual lots have similar operating characteristics.  As such, individual lots have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 50% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart of Arkansas’ revolving credit facilities mature in April 2010.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at April 30, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2009, the Company’s assets (excluding its $145 million equity investment in Car-Mart of Arkansas) consisted of $1,000 in cash, $3.3 million in other net assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method in compliance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, including any deferred fees. Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($778,000 and $833,000 at April 30, 2009 and 2008, respectively), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2009 and 2008, respectively, 2.8% and 3.1% of the Company’s finance receivable balances were 30 days or more past due.

The Company works very hard to keep its delinquency percentages low, and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a loan-by-loan basis, at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. In accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, the Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

At October 31, 2006 (the end of the Company’s 2007 second quarter), management increased the allowance for credit loss percentage from 19.2% to 22% due to recent higher credit loss experience and trends.  A change in accounting estimate was recognized to reflect the decision to increase the allowance for credit losses, resulting in a pretax, non-cash charge of $5.3 million for the Company’s second quarter of fiscal 2007.  No such charge was required in the third or fourth quarters of fiscal 2007, fiscal 2008, or fiscal 2009.

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2009.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized.  There was no impairment of goodwill during fiscal years 2009, 2008 or 2007.

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

The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies Interpretation 48 to all tax positions for which the statute of limitations remains open.  The Company has no adjustments or unrecognized tax benefits as a result of the implementation of Interpretation 48.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2009 and 2008, respectively.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and a payment protection plan product, and interest income and late fees earned on finance receivables. Revenues are net of taxes collected from customers and remitted to government agencies.  Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services and repairs.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the loan so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan related losses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the simple effective interest method.

Sales consists of the following for the years ended April 30, 2009, 2008 and 2007:

	Years Ended April 30,
(In thousands)	2009	2008	2007

Sales – used autos	$241,723	$222,772	$195,722
Wholesales – third party	13,451	13,911	12,156
Service contract sales	10,274	10,044	9,020
Payment protection plan revenue	7,892	3,610	-

Total	$273,340	$250,337	$216,898

Active accounts include all accounts except those that have been paid-off or charged-off.  At April 30, 2009 and 2008, finance receivables more than 90 days past due were approximately $89,000 and $241,000, respectively. Late fee revenues totaled approximately $1.4 million for the fiscal years ending 2009 and 2007 and $1.3 million for fiscal 2008.  Late fee revenue is recognized when collected and reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $2.8 million, $2.9 million and $2.9 million for the years ended April 30, 2009, 2008 and 2007, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 2% of each employee’s compensation.  The Company contributed approximately $156,000, $153,000, and $156,000 to the plans for the years ended April 30, 2009, 2008 and 2007, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2009, 2008 and 2007 were not material. A total of 200,000 shares were registered and 184,648 remain available for issuance at April 30, 2009.

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

The Company recorded compensation cost for stock-based employee awards of $2.1million ($1.4 million after-tax) during the year ended April 30, 2009. The pre-tax amounts include $358,000 for restricted shares issued on May 1, 2006, $1.5 million for stock options granted during the year ended April 30, 2009, $268,000 for restricted shares issued on December 18, 2007 and $16,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  The Company recorded compensation cost for stock-based employee awards of $1.6 million ($1.04 million after-tax) during the year ended April 30, 2008.  The pretax amounts include $358,000 for restricted shares issued on May 1, 2006, $823,000 for stock options granted during the year ended April 30, 2008, $403,000 for restricted shares issued on December 18, 2007 and $16,000 related to stock issued under the 2006 Employee Stock Purchase Plan.  The Company recorded compensation cost for stock based employee awards of $533,000 ($336,000 after-tax) during the year ended April 30, 2007.  The pretax amounts include $397,000 for restricted shares issued on May 1, 2006 and $136,000 for stock options granted in fiscal 2007.  Tax benefits were recognized for these costs at the Company’s overall expected effective tax rate.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average assumptions in the table below.

	April 30, 2009	April 30, 2008	April 30, 2007

Expected term (years)	5.0	6.9	4.8
Risk-free interest rate	3.33%	4.4%	5.14%
Volatility	90%	80%	62%
Dividend yield	—	—	—

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

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at April 30, 2009	0	640,000

The grant-date fair value of options granted during fiscal years 2009 and 2008 was $201,000 and $3.4 million, respectively.  The aggregate intrinsic value of all outstanding options at April 30, 2009, 2008, and 2007 was $2 million, $2.1 million, and $1.5 million respectively. Of the 375,000 options granted during fiscal 2008, 360,000 were granted to executive officers on October 16, 2007 upon the approval by shareholders of the 2007 Plan. The options were granted at fair market value on date of grant. The vesting of these options are set to vest in one third increments and is subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010. As of April 30, 2009, the Company has $1.3 million of total unrecognized compensation cost related to unvested options granted under the 2007 Plan.  At each period end, the Company will evaluate and estimate the likelihood of attaining the underlying performance goals and recognize compensation cost accordingly for the options that have performance criteria. These outstanding options have a weighted-average remaining vesting period of 1.0 year.

The Company received cash from options exercised of $301,000, $205,000 and $81,000 in fiscal years 2009, 2008 and 2007, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

The intrinsic value for options exercised was $1.3 million, $495,000, and $156,000 in fiscal years 2009, 2008, and 2007, respectively.

Warrants

During the year ended April 30, 2009, warrants for 18,750 shares were exercised with an intrinsic value of $60,000.  As of April 30, 2009, the Company had no remaining outstanding stock purchase warrants.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During fiscal 2008, 65,000 restricted shares were granted with a grant date fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  During fiscal 2007, 57,500 restricted shares were granted with a grant date fair value of $20.07 per share, the market price of the Company’s stock on the grant date.  Restricted shares issued under the Stock Incentive Plan had an initial weighted average vesting period of 2.6 years and began vesting on April 30, 2007. The following is a summary of the activity in the Company’s stock incentive plans during fiscal year April 30, 2009:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2008	65,168	$14.63
Shares vested	(39,499)	15.59

Unvested shares at April 30, 2009	25,669	$13.18

The Company recorded a compensation cost of $627,000, $761,000, and $397,000 related to the Stock Incentive Plan during fiscal years 2009, 2008, and 2007, respectively.

As of April 30, 2009, the Company has $182,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.3 years.  The fair value at vesting for awards under the stock incentive plan was $616,000, $655,000, and $229,000 in fiscal 2009, 2008, and 2007 respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2009.

Treasury Stock

The Company purchased 95,343, 292,691, and 30,000 shares of its common stock to be held as treasury stock for a total cost of $1.2 million, $3.5 million, and $454,000 during 2009, 2008, and 2007 respectively. Treasury stock may be used for issuances under the Company’s stock option plan or for other general corporate purposes.

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

In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this statement requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption of SFAS 160, $100,000 of preferred stock will be classified as non-controlling interest within equity and $400,000 of the preferred stock with a put will be classified in the mezzanine section. The dividends associated with the entire preferred stock will be recorded as a reduction to net income to arrive at net income attributable to the Company. The presentation of the preferred stock will be applied retroactively for all periods presented upon adoption of SFAS 160.

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

In May 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures tha an entity should make about events or transactions that occurred after the balance sheet date.  The statement also introduces the concept of financial statements “available to be issued.”  This statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company does not believe that adoption of SFAS 165 will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  The statement was issued to replace SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity w/ generally accepted accounting principles (“GAAP”).  Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that adoption of SFAS 168 will have a material impact on the Company’s financial statements.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables as of April 30, 2009 and 2008 are as follows:

	Years Ended April 30,
	April 30,
(In thousands)	2009	2008

Gross contract amount	$254,372	$231,069
Less unearned finance charges	(23,021)	(22,916)

Principal balance	231,351	208,153
Less allowance for credit losses	(49,310)	(44,809)

Finance receivables, net	$182,041	$163,344

Changes in the finance receivables, net balance for the years ended April 30, 2009, 2008 and 2007 are as follows:

	Years Ended April 30,
(In thousands)	2009	2008	2007

Balance at beginning of year	$163,344	$139,194	$149,379
Finance receivable originations	252,879	230,920	196,200
Finance receivables from acquisition of business	11	-	354
Finance receivable collections	(149,357)	(129,232)	(124,092)
Provision for credit losses	(58,807)	(55,046)	(63,077)
Lot closure	-	(522)	-
Losses on claims for payment protection plan	(4,061)	(1,871)	-
Inventory acquired in repossessions and payment protection plan claims	(21,968)	(20,099)	(19,570)

Balance at end of year	$182,041	$163,344	$139,194

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2009, 2008 and 2007 are as follows:

	Years Ended April 30,
(In thousands)	2009	2008	2007

Balance at beginning of year	$44,809	$39,325	$35,864
Provision for credit losses	58,807	55,046	63,077
Allowance related to acquisition of business, net change	(11)	(236)	(366)
Charge-offs, net of recovered collateral	(54,295)	(49,326)	(59,250)

Balance at end of year	$49,310	$44,809	$39,325

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses were:

Actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs in 2007 were significantly higher than the Company had experienced in prior or subsequent years. This had the effect of higher additions to the allowance charged to the provision for 2007. Net charge-offs in 2008 were slightly higher than levels for 2009.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charge to the provision. In 2007, collections as a percentage of average finance receivables were lower and delinquencies were higher contributing to the higher additions to the allowance charged to the provision for 2007. Collections and delinquencies for 2008 and 2009 were fairly consistent.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect. While macro-economic factors were more favorable during 2007, operational difficulties that resulted from the Company’s growth contributed to higher additions to the allowance charged to the provision.

D - Property and Equipment

A summary of property and equipment as of April 30, 2009 and 2008 is as follows:

	April 30,
(In thousands)	2009	2008

Land	$5,740	$5,740
Buildings and improvements	7,443	6,808
Furniture, fixtures and equipment	4,816	4,295
Leasehold improvements	6,558	5,213
Less accumulated depreciation and amortization	(5,211)	(3,916)
	$19,346	$18,140

E - Accrued Liabilities

A summary of accrued liabilities as of April 30, 2009 and 2008 is as follows:

	April 30,
(In thousands)	2009	2008

Compensation	$3,703	$3,354
Cash overdraft (see Note B)	1,656	2,556
Deferred service contract revenue (see Note B)	2,465	2,295
Deferred sales tax (see Note B)	1,224	1,035
Subsidiary redeemable preferred stock (see Note I)	500	500
Interest rate swap	1,522	-
Interest	121	177
Other	1,651	1,146
	$12,842	$11,063

F - Revolving Credit Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities				(in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	April 30, 2009	April 30, 2008

Bank of Oklahoma	$51.5 million	Prime +/-	Apr 2010	$20,911	$30,587

On December 12, 2008, the Company amended its revolving credit facilities. The amendments had the effect of increasing the total commitment by $1.5 million (to $51.5 million), extending the due date to April 30, 2010 and establishing an interest rate floor of 4.25%. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $7.9 million and $8.7 million at April 30, 2009 and 2008, respectively.  The combined total for the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at April 30, 2009 was 4.25% and was at the bank’s prime lending rate minus .25% at April 30, 2008 (4.75%). The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at April 30, 2009.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2009, Car-Mart could have drawn an additional $30.6 million under its facilities.

The Company also has a $1.0 million term loan secured by the corporate aircraft.  The term loan is payable over 15 years and has a fixed interest rate of 5.79% at April 30, 2009.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate. The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The Agreement is not designated as a hedge by Company management; therefore, the gain (loss) on the Agreement is reported in earnings.  The cumulative net loss for the Agreement reported in earnings as interest expense was $1.5 million for the year ended April 30, 2009.  The fair value of the Agreement is included in Accrued liabilities on the consolidated balance sheet on April 30, 2009 at $1.5 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 157, “Fair Value Measurements,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of April 30, 2009:

	Fair Value Measurements Using

(In thousands)	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	-	$(1,522)	-

Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2009 and 2008:

	April 30, 2009		April 30, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$168	$168	$153	$153
Finance receivables, net	182,041	144,594	163,344	131,832
Accounts payable	3,928	3,928	3,871	3,871
Revolving credit facilities	20,911	20,911	30,587	30,587
Notes payable	8,928	8,928	9,750	9,750

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has recently bought and sold portfolios, and has had a recent third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at April 30, 2008, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

Notes payable	The fair value approximates carrying value due to the nature of the collateral and the fairly recent placement of the debt.

H - Income Taxes

The provision for income taxes for the fiscal years ended April 30, 2009, 2008 and 2007 was as follows:

	Years Ended April 30,
(In thousands)	2009	2008	2007
Provision for income taxes
Current	$5,139	$5,000	$2,206
Deferred	4,912	3,130	(754)
	$10,051	$8,130	$1,452

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2009	2008	2007

Tax provision at statutory rate	$9,505	$8,091	$1,938
State taxes, net of federal benefit	820	56	13
Reduction of tax reserves	-	-	(500)
Other, net	(274)	(17)	1
	$10,051	$8,130	$1,452

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2009 and 2008 were as follows:

	April 30,
(In thousands)	2009	2008
Deferred tax liabilities related to:
Accrued liabilities	$12,471	$8,524
Property and equipment	636	501
Total	13,107	9,025

Deferred tax assets related to:
Accrued liabilities	1,752	1,553
Inventory	634	638
Share based compensation	900	414
Interest rate swap	564	-
Payment protection plan	281	-
Tax carry-forwards	599	2,955
Total	4,730	5,560
Deferred tax liabilities, net	$8,377	$3,465

At April 30, 2009, the tax carry-forwards represent various state deferred tax assets that expire in 2028. The Company utilized $6.2 million of tax loss carry forwards in 2009.

I - Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  Accumulated but undeclared dividends were $10,000 at April 30, 2009 and 2008, respectively. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2010, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.  The subsidiary preferred stock is included in Accrued liabilities.  Preferred dividends are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

SFAS 160 will be adopted by the Company in fiscal year 2010 and the Company will follow the requirements under SFAS 160 in the year of adoption and in all future periods.  Upon adoption of SFAS 160, $100,000 of the preferred stock will be classified as non-controlling interest within equity and $400,000 of the preferred stock with a put will be classified in the mezzanine section. The dividends associated with the entire preferred stock will be recorded as a reduction to net income to arrive at net income attributable to America’s Car-Mart, Inc. The presentation of the preferred stock will be applied retroactively for all periods presented upon adoption of SFAS 160.

J – Weighted Average Shares Outstanding

Weighted average shares outstanding used in the calculation of basic and diluted earnings per share were as follows for the years ended April 30, 2009, 2008 and 2007:

	Years Ended April 30,
	2009	2008	2007

Average shares outstanding – basic	11,747,183	11,825,657	11,850,247
Dilutive options and warrants	59,549	81,664	103,740

Average shares outstanding – diluted	11,806,732	11,907,321	11,953,987

Antidilutive securities not included:
Options and warrants	470,266	216,209	88,500
Restricted Stock	-	32,576	39,667

K - Stock Options and Warrants

Stock Options

Since inception, the shareholders of the Company have approved three stock option plans including the 1986 Incentive Stock Option Plan ("1986 Plan"), the 1991 Non-Qualified Stock Option Plan ("1991 Plan") and the 1997 Stock Option Plan (“1997 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1986 and 1991 Plans.  The 1997 Plan sets aside 1,500,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  At April 30, 2009 and 2008, there were no shares of common stock available for grant, respectively, under the 1997 Plan.  Options granted under the Company’s stock option plans expire in the calendar years 2009 through 2016.  The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2006 to April 30, 2009:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2006	287,295	$3.67 to $23.75	$2,980,839	$10.38
Granted	12,250	11.62 to 20.47	241,908	19.75
Exercised	(13,750)	3.67 to 11.83	(81,030)	5.89
Canceled	(11,250)	19.83 to 22.17	(234,250)	20.82

Outstanding at April 30, 2007	274,545	$3.67 to $23.75	2,907,467	10.59
Granted	375,000	$11.90 to 13.37	4,484,550	11.96
Exercised	(55,898)	3.67	(204,959)	3.67
Outstanding at April 30, 2008	593,647	$3.67 to $23.75	7,187,058	12.11

Granted	15,000	18.86	282,900	18.86
Exercised	(82,000)	3.67	(300,940)	3.67

Outstanding at April 30, 2009	526,647	$3.67 to $23.75	$7,169,018	$13.61

Options for 360,000 shares were granted to executive officers on October 16, 2007 but are not yet exercisable. The vesting of these options are set to vest in one third increments and are subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010.  All other options are currently exercisable.  A summary of stock options outstanding as of April 30, 2009 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$6.59 to $8.77	47,147	2.99	$8.14
11.62 to 23.75	479,500	7.95	14.15
	526,647	7.50	$13.61

A summary of exercisable stock options outstanding as of April 30, 2009 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$6.59 to $8.77	47,147	2.99	$8.14
11.62 to 23.75	119,500	6.38	20.93
	166,647	2.09	$17.31

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2009, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2010	$2,729
2011	2,776
2012	2,751
2013	2,663
2014	2,476
Thereafter	16,219
$29,614

The $29.6 million of lease commitments includes $4.4 million of non-cancelable lease commitments under the primary lease terms, and $25.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2009, 2008 and 2007, rent expense for all operating leases amounted to approximately $3.0 million, $2.7 million, and $2.8 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2009, 2008 and 2007 are as follows:

	Years Ended April 30,
(In thousands)	2009	2008	2007
Supplemental disclosures:
Interest paid	$2,540	$3,056	$3,700
Income taxes paid, net	978	6,391	5,856

Non-cash transactions:
Inventory acquired in repossessions and payment protection plan claims	$21,968	$20,099	$19,570

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2009 and 2008 is as follows (in thousands, except per share information):

	Year Ended April 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$75,661	$71,983	$73,452	$77,870	$298,966
Gross profit	30,200	27,976	28,825	30,671	117,672
Net income	5,281	3,871	3,635	5,119	17,906
Earnings per share:
Basic	.45	.33	.31	.43	1.52
Diluted	.45	.33	.31	.43	1.52

	Year Ended April 30, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$58,707	$68,243	$71,139	$76,542	$274,631
Gross profit	21,325	26,200	28,003	30,272	105,800
Net income	2,141	3,466	3,378	6,048	15,033
Earnings per share:
Basic	.18	.29	.29	.52	1.27
Diluted	.18	.29	.28	.51	1.26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2009.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
America’s Car-Mart, Inc.

We have audited America’s Car-Mart, Inc. and subsidiaries’ (a Texas corporation) internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on America’s Car-Mart, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, America’s Car-Mart, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended April 30, 2009 and our report dated July 14, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
July 14, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in October 2009 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.  The following table provides information as of April 30, 2009 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans:
Approved by security holders	526,647	$ 13.61	640,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)1.           Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2009 and 2008

Consolidated Statements of Operations for the years ended April 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended April 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended April 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)2.           Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)3.           Exhibits

The exhibits listed in the accompanying Exhibit Index (following the Signature section of this Annual Report on Form 10-K) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

  (b)               The exhibits are listed in the accompanying Exhibit Index (following the Signatures section of this Annual Report on Form 10-K).

  (c)                Refer to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated:                      July 14, 2009                                                By:  /s/ William H. Henderson
William H. Henderson
President and Chief Executive Officer
(Principal Executive Officer)

Dated:                      July 14, 2009                                                By:  /s/ Jeffrey A. Williams
Jeffrey A. Williams
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Tilman J. Falgout, III	Chairman of the Board, General Counsel and Director	July 14, 2009
* William H. Henderson	Vice Chairman of the Board, President, Chief Executive Officer and Director	July 14, 2009
* Jeffrey A. Williams	Vice Chairman Finance, Chief Financial Officer and Secretary	July 14, 2009
* J. David Simmons	Director	July 14, 2009
* Daniel J. Englander	Director	July 14, 2009
* William M. Sams	Director	July 14, 2009
* William A. Swanston	Director	July 14, 2009
* By /s/ Jeffrey A. Williams Jeffrey A. Williams As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007.   (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

4.1	Specimen stock certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 (File No. 000-14939))

4.2
Amended and Restated Agented Revolving Credit Agreement, dated June 23, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks and Bank of Oklahoma, N.A., as the paying agent.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

4.2.1
First Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated September 30, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, Bank of Oklahoma, N.A., First State Bank of Northwest Arkansas and Sovereign Bank and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2005)

4.2.2
Third Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated February 24, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas , Sovereign Bank and Enterprise Bank & Trust and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2006)

4.2.3
Fourth Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated April 28, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Sovereign Bank, Enterprise Bank & Trust, and Commerce Bank, N.A. and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks.  (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2006)

4.2.4
Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Enterprise Bank & Trust, Sovereign Bank, Commerce Bank, N.A. and Bank of Arkansas, N.A. as agent for the banks.(Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 filed with the SEC on March 12, 2007)

Exhibit Number	Description of Exhibit

4.2.5
Sixth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated May 16, 2008, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Enterprise Bank & Trust, Sovereign Bank, Commerce Bank, N.A. and Bank of Arkansas, N.A. as agent for the banks. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008)

4.2.6
Guaranty Agreement dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc., an Arkansas corporation, and Bank of Arkansas, N.A., as lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 filed with the SEC on March 12, 2007)

4.2.7
Seventh Amendment to Amended and Restated Agented Revolving Credit Agreement, dated December 15, 2008, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Arvest Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Citizen’s Bank and Trust Company, and Commerce Bank, N.A., as lender. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.8
Promissory Note dated December 15, 2008 between Colonial Auto Finance, Inc. and Bank of Arkansas, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.9
Promissory Note dated December 15, 2008 between Colonial Auto Finance, Inc. and Commerce Bank, N.A., as lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.10
Promissory Note dated December 15, 2008 between Colonial Auto Finance, Inc. and Enterprise Bank and Trust, as lender. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.11
Promissory Note dated December 15, 2008 between Colonial Auto Finance, Inc. and First State Bank of Northwest Arkansas, as lender. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.12
Promissory Note dated December 15, 2008 between Colonial Auto Finance, Inc. and Arvest Bank, as lender. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.13
Promissory Note dated December 15, 2008 among Colonial Auto Finance, Inc. and Citizens Bank and Trust Company, as lender. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.2.14
Eighth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated February 28, 2009, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Arvest Bank, Citizens Bank and Trust Company, and Commerce Bank, N.A., as lender.  (Incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008 filed with the SEC on March 9, 2009.)

Exhibit Number	Description of Exhibit

4.3
Revolving Credit Agreement, dated June 23, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

4.3.1
Second Amendment to Revolving Credit Agreement, dated September 30, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2005)

4.3.2
Third Amendment to Revolving Credit Agreement, dated April 28, 2006, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender.  (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006)

4.3.3
Fourth Amendment to Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc. an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 filed with the SEC on March 12, 2007)

4.3.4
Fifth Amendment to Revolving Credit Agreement, dated May 16, 2008, among America's Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008)

4.3.5
Sixth Amendment to Revolving Credit Agreement, dated December 15, 2008, among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.3.6
Promissory Note dated December 15, 2008 among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008.)

4.4
International Swap Dealers Association, Inc. Master Agreement, Schedule to the Master Agreement and Credit Support Annex dated May 15, 2008 among America's Car-Mart, Inc., Texas Car-Mart, Inc., Colonial Finance, Inc. and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008)

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475)

Exhibit Number	Description of Exhibit

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

10.2.1*
Amendment to 2005 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 filed with the SEC on December 11, 2006 (File No. 000-14939))

10.2.2*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.3*
Form of Indemnification Agreement between the Company and certain officers and directors of the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (File No. 000-14939))

10.4*
Employment Agreement, dated May 1, 2006, between America’s Car-Mart, Inc, an Arkansas corporation, and Tilman J. Falgout, III.   (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 filed with the SEC on July 14, 2006)

10.4.1*
Amendment No. 1 to Employment Agreement, effective as of August 27, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Tilman J. Falgout, III. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.5*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.6*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Eddie L. Hight.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.7*
Employment Agreement, dated May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.8*	2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.9*
Form of Option Agreement for 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

Exhibit Number	Description of Exhibit

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of William A. Swanston.

24.5	Power of Attorney of William M. Sams.

24.6	Power of Attorney of Daniel J. Englander.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.