Form 10-Q
period 2009-07-31
AMERICAS CARMART INC
filed 2009-09-04
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

Or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                    Accelerated filer ☒
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 4, 2009
Common stock, par value $.01 per share	11,742,153

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	July 31, 2009
	(unaudited)	April 30, 2009
Assets:
Cash and cash equivalents	$238	$168
Accrued interest on finance receivables	810	778
Finance receivables, net	192,580	182,041
Inventory	16,447	15,476
Prepaid expenses and other assets	898	1,460
Goodwill	355	355
Property and equipment, net	19,985	19,346

	$231,313	$219,624

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$3,576	$3,928
Deferred payment protection plan revenue	7,822	7,353
Accrued liabilities	11,618	12,342
Income taxes payable, net	3,093	308
Deferred tax liabilities, net	9,565	8,377
Revolving credit facilities and notes payable	30,584	29,839
Total liabilities	66,258	62,147

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,231,437 issued (12,228,465 at April 30, 2009)	122	122
Additional paid-in capital	40,873	40,313
Retained earnings	130,231	123,213
Less: Treasury stock, at cost, 499,284 shares	(6,671)	(6,671)
Total stockholders’ equity	164,555	156,977
Non-controlling interest	100	100
Total equity	164,655	157,077

	$231,313	$219,624

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Sales	$77,012	$69,226
Interest income	6,743	6,435
	83,755	75,661

Costs and expenses:
Cost of sales, excluding depreciation shown below	43,082	39,027
Selling, general and administrative	13,924	12,808
Provision for credit losses	15,051	14,490
Interest expense	247	693
Depreciation and amortization	392	319
	72,696	67,337

Income before taxes	11,059	8,324

Provision for income taxes	4,031	3,033

Net income	$7,028	$5,291

Less: Dividends on subsidiary preferred stock	(10)	(10)

Net income attributable to common stockholders	$7,018	$5,281

Earnings per share:
Basic	$.60	$.45
Diluted	$.60	$.45

Weighted average number of shares outstanding:
Basic	11,730,049	11,707,243
Diluted	11,792,496	11,790,086

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,
	2009	2008
Operating activities:
Net income	$7,028	$5,291

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	15,051	14,490
Losses on claims for payment protection plan	1,049	742
Depreciation and amortization	392	319
(Gain) loss on sale of property and equipment	11	(10)
Stock based compensation	505	682
Unrealized (gain) loss for change in fair value of interest rate swap	(319)	13
Deferred income taxes	1,188	2,761
Changes in operating assets and liabilities:
Finance receivable originations	(71,298)	(65,793)
Finance receivable collections	39,546	35,345
Accrued interest on finance receivables	(32)	(60)
Inventory	4,174	4,073
Prepaid expenses and other assets	562	(597)
Accounts payable and accrued liabilities	(276)	(299)
Deferred payment protection plan revenue	469	2,048
Income taxes payable	2,785	251
Excess tax benefit from share-based payments	-	(185)
Net cash provided by (used in) operating activities	835	(929)

Investing activities:
Purchase of property and equipment	(1,073)	(647)
Proceeds from sale of property and equipment	-	29
Net cash used in investing activities	(1,073)	(618)

Financing activities:
Exercise of stock options and warrants	-	147
Excess tax benefit from stock-based compensation	-	185
Issuance of common stock	54	69
Dividend payments	(10)	(10)
Change in cash overdrafts	(482)	(1,021)
Proceeds from notes payable	-	16
Principal payments on notes payable	(220)	(202)
Proceeds from revolving credit facilities	20,528	18,245
Payments on revolving credit facilities	(19,562)	(15,768)
Net cash provided by financing activities	308	1,661

Increase in cash and cash equivalents	70	114
Cash and cash equivalents at: Beginning of period	168	153

End of period	$238	$267

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2009, the Company operated 95 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of July 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual lots meet the aggregation criteria under Statement of Financial Accounting Standard (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance Industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates, all have similar characteristics.  Each of our individual lots is similar in nature and only engages in the selling and financing of used vehicles. All individual lots have similar operating characteristics.  As such, individual lots have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 49% of revenues from customers residing in Arkansas.  The Company maintains a security interest in the vehicles sold.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2010.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2009, the Company’s assets (excluding its $152 million equity investment in Car-Mart) consisted of $2,000 in cash, $3.6 million in other net assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method in compliance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, including any deferred fees. Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($810,000 July 31, 2009), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2009 and 2008, respectively, 3.5% and 3.6% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2009.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2009, and to date, there has been none in fiscal 2010.

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

Occasionally, the Company is audited by taxing authorities.  These audits could result in proposed assessments of additional taxes.  The Company believes that its tax positions comply in all material respects with applicable tax law.  However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.  The Internal Revenue Service is currently auditing the 2008 income tax return for Car-Mart. of Arkansas.

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

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2009.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and a payment protection plan product, interest income and late fees earned on finance receivables.  Revenues are net of taxes collected from customers and remitted to government agencies.  Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services and repairs.

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

Sales consist of the following:

	Three Months Ended:
	July 31,
(In thousands)	2009	2008

Sales – used autos	$69,046	$61,514
Wholesales – third party	3,038	3,400
Service contract sales	2,720	2,582
Payment protection plan revenue	2,208	1,730

Total	$77,012	$69,226

Late fee revenues were approximately $443,000 and $336,000 for the three months ended July 31, 2009 and 2008, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $272,000 and $305,000 at July 31, 2009 and 2008, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

The Company recorded compensation cost for stock-based employee awards of $505,000 ($321,000 after tax effects) during the quarter ended July 31, 2009.  The pretax amounts include $10,000 for restricted shares issued on May 1, 2006, $26,000 for restricted shares issued on December 18, 2007, $146,000 for stock options granted during quarter ended July 31, 2009, $317,000 for options granted on October 16, 2007, and $6,000 related to stock issued under the 2006 Employee Stock Purchase Plan. The Company recorded compensation cost for stock-based employee awards of $682,000 ($433,000 after tax effects) during the quarter ended July 31, 2008.  The pretax amounts include $90,000 for restricted shares issued on May 1, 2006, $67,000 for restricted shares issued on December 18, 2007, $201,000 for stock options granted during quarter ended July 31, 2008, $317,000 for options granted on October 16, 2007, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

On October 16, 2007, the shareholders of the Company approved the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The shares of common stock available for issuance under the 2007 Plan may, at the election of the Company’s board of directors, be unissued shares or treasury shares, or shares purchased in the open market or by private purchase.  360,000 options were granted to executive officers on October 16, 2007 upon the approval of the stockholders of the 2007 Plan, vest in one third increments and are subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010.

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

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 16, 2017
Shares available for grant at July 31, 2009	0	610,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2009	July 31, 2008
Expected term (years)	5.0	5.0
Risk-free interest rate	2.51%	3.33%
Volatility	50%	90%
Dividend yield	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based on historical volatility of the Company’s common stock.  The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

 The grant-date fair value of options granted during the quarters ended July 31, 2009 and 2008 was $146,000 and $201,000, respectively. The options were granted at fair market value on date of grant. The aggregate intrinsic value of outstanding options at July 31, 2009 and 2008 was $4,486,000 and $4,278,000.

As of July 31, 2009, the Company has $952,000 of total unrecognized compensation cost related to unvested options that have performance criteria granted under the 2007 Plan. At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly. These outstanding options have a weighted-average remaining vesting period of 0.75 years.

There were 40,000 options exercised during the first three months of fiscal year 2009 with an intrinsic value of $553,000.  The Company received cash from options exercised during the first quarter of fiscal year 2009 of $147,000.  There were no options exercised during the first quarter of fiscal 2010.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of July 31, 2009, the Company had no remaining outstanding stock purchase warrants.  Warrants for 18,750 shares were exercised during the three months ended July 31, 2008 with an intrinsic value of $60,000.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 16, 2007. The amendment increased from 100,000 to 150,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During fiscal 2008, 65,000 restricted shares were granted with a fair value of $11.90 per share, the market price of the Company’s stock on the grant date.  During fiscal 2007, 57,500 restricted shares were granted with a grant date fair value of $20.07 per share, the market price of the Company’s stock on the grant date. A total of 17,361 shares remained available for award at July 31, 2009. The following is a summary of the activity in the Company’s stock incentive plans during the quarter ended July 31, 2009:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2009	25,669	$13.18
Shares vested	-	-

Unvested shares at July 31, 2009	25,669	$13.18

The Company recorded a compensation cost of $35,000 and $157,000 related to the Stock Incentive Plan during quarters ended July 31, 2009 and 2008, respectively.

As of July 31, 2009, the Company has $146,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.1 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2009 or during the first quarter of fiscal 2008.

Treasury Stock

The Company did not purchase any shares of its common stock during the first three months of fiscal 2010 and fiscal 2009.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this statement requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement was adopted May 1, 2009.  Upon adoption of SFAS 160, $100,000 of preferred stock was classified as non-controlling interest within equity and $400,000 of the preferred stock with a put was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133.  Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under FASB 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This statement was adopted May 1, 2009 and did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement also introduces the concept of financial statements “available to be issued.”  This statement was adopted May 1, 2009 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  The statement was issued to replace SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that adoption of SFAS 168 will have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the first quarter of fiscal 2010 presentation.  Upon adoption of SFAS 160 during the first quarter of fiscal 2010, $100,000 of the Company’s subsidiary’s mandatorily redeemable preferred stock was reclassified as a noncontrolling interest within equity and $400,000 of the mandatorily redeemable preferred stock with a put was reclassified in the mezzanine section.  The dividends associated with the preferred stock are reflected as a reduction to net income to arrive at net income attributable to common stockholders.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	July 31,	April 30,
(In thousands)	2009	2009

Gross contract amount	$270,004	$254,372
Less unearned finance charges	(25,313)	(23,021)
Principal balance	244,691	231,351
Less allowance for credit losses	(52,111)	(49,310)

Finance receivables, net	$192,580	$182,041

Changes in the finance receivables, net balance for the three months ended July 31, 2009 and 2008 are as follows:

	Three Months Ended July 31,
(In thousands)	2009	2008

Balance at beginning of period	$182,041	$163,344
Finance receivable originations	71,298	65,793
Finance receivables from acquisition of business	31	-
Finance receivable collections	(39,546)	(35,345)
Provision for credit losses	(15,051)	(14,490)
Losses on claims for payment protection plan	(1,049)	(707)
Inventory acquired in repossession and payment protection plan claims	(5,144)	(5,313)

Balance at end of period	$192,580	$173,282

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2009 and 2008 are as follows:

	Three Months Ended July 31,
(In thousands)	2009	2008

Balance at beginning of period	$49,310	$44,809
Provision for credit losses	15,051	14,490
Allowance related to acquisition of business, net change	(31)	-
Charge-offs, net of recovered collateral	(12,219)	(12,254)

Balance at end of period	$52,111	$47,045

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses were:

Actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first quarter of fiscal 2010 were slightly lower than the prior year period even though average finance receivables outstanding were approximately $22 million higher. Higher sales volumes had the effect of higher additions to the allowance charged to the provision for the first quarter of 2010 tempered by the lower relative charge-off amount.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first quarter of 2010, collections as a percentage of average finance receivables were higher and delinquencies were lower which served to offset the higher additions which resulted from increased sales volumes.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect. While overall macro-economic factors were less favorable during the first quarter of 2010, operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers were positive as related to first quarter credit results. Additionally, gasoline prices were significantly lower during the first quarter of 2010 when compared to the prior year period which had a positive effect on credit results.

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2009	2009

Land	$6,059	$5,740
Buildings and improvements	7,478	7,443
Furniture, fixtures and equipment	4,984	4,816
Leasehold improvements	7,054	6,558
Less accumulated depreciation and amortization	(5,590)	(5,211)

	$19,985	$19,346

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
(In thousands)	2009	2009

Compensation	$3,259	$3,703
Cash overdraft	1,174	1,656
Deferred service contract revenue	2,526	2,465
Deferred sales tax	1,337	1,224
Interest rate swap	1,203	1,522
Deferred rent	773	644
Interest	124	121
Other	1,222	1,007

	$11,618	$12,342

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities				(in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	July 31, 2009	April 30, 2009

Bank of Oklahoma	$51.5 million	Prime +/-	Apr 2010	$ 21,877	$ 20,911

On December 12, 2008, the Company amended its revolving credit facilities. The amendments had the effect of increasing the total commitment by $1.5 million (to $51.5 million), extending the due date to April 30, 2010 and establishing an interest rate floor of 4.25%. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $7.7 million at July 31, 2009.  The combined total for the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at July 31, 2009 and April 30, 2009 was 4.25%. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at July 31, 2009.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2009, Car-Mart could have drawn an additional $29.6 million under its facilities.

The Company also has a $1.0 million term loan secured by the corporate aircraft.  The term loan is payable over 15 years and has a fixed interest rate of 5.79% at July 31, 2009.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at July 31, 2009).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net gain for the Agreement reported in earnings as interest income is $319,000 for the quarter ended July 31, 2009.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at July 31, 2009 at $1.2 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, is all reflected in interest expense.

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

    As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of July 31, 2009:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,203)	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended
	July 31,
	2009	2008

Weighted average shares outstanding-basic	11,730,049	11,707,243
Dilutive options and warrants	62,447	82,843

Weighted average shares outstanding-diluted	11,792,496	11,790,086

Antidilutive securities not included:
Options and warrants	104,700	467,064
Restricted stock	-	-

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended:
	July 31,
(in thousands)	2009	2008
Supplemental disclosures:
Interest paid	$563	$666
Income taxes paid, net	58	20

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	5,144	6,020

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2009, the Company operated 95 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 15%).  Growth results from same store revenue growth and the addition of new stores.  Revenue increased during the first quarter of fiscal 2010 by 10.7% compared to the first quarter of fiscal 2009 due to an 11.3% increase in retail units sold, a 1.0% increase in average retail sales price, a 4.8% increase in interest income, offset by a 10.6% decrease in wholesale sales.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company continued to benefit from operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses have continued into fiscal 2010 as the provision for credit losses was 19.5% of sales for the three months ended July 31, 2009 compared to 20.9% for the same period in fiscal 2009.

The primary reason for the improvement in credit losses in recent periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with stores when the distribution of scores fall outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collection area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis. In addition, turnover at the store level for collection positions is down between years, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 46%. Gross margin as a percentage of sales for fiscal 2009 was 43.0% and 44.1% for the first quarter of fiscal 2010. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2009	Three Months Ended
	July 31,		vs.	July 31,
	2009	2008	2008	2009	2008

Revenues:
Sales	$77,012	$69,226	11.2%	100.0%	100.0%
Interest income	6,743	6,435	4.8	8.8	9.3
Total	83,755	75,661	10.7	108.8	109.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	43,082	39,027	10.4	55.9	56.4
Selling, general and administrative	13,924	12,808	8.7	18.1	18.5
Provision for credit losses	15,051	14,490	3.9	19.5	20.9
Interest expense	247	693	(64.4)	0.3	1.0
Depreciation and amortization	392	319	22.9	.5	.5
Total	72,696	67,337	8.0	97.3	97.3

Pretax income	$11,059	$8,324	32.9	14.4	12.0

Operating Data:
Retail units sold	8,182	7,353
Average stores in operation	95	91
Average units sold per store per month	28.7	26.9
Average retail sales price	$9,041	$8,952
Same store revenue change	8.5%	28.5%

Period End Data:
Stores open	95	91
Accounts over 30 days past due	3.5%	3.6%

Three Months Ended July 31, 2009 vs. Three Months Ended July 31, 2008

Revenues increased by $8.1 million, or 10.7%, for the three months ended July 31, 2009 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($6.2 million, or 8.5%), (ii) revenue growth from stores opened during the three months ended July 31, 2008 or stores that opened or closed a satellite location after July 31, 2008 ($.4 million), and (iii) revenue growth from stores opened after July 31, 2008 ($1.5 million).

Cost of sales as a percentage of sales decreased .5% to 55.9% for the three months ended July 31, 2009 from 56.4% in the same period of the prior fiscal year. The improvement from the prior year period relates primarily to higher retail sales volumes and lower wholesale volumes and lower operating expenses, namely gasoline. Wholesale sales are generally sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range on a going-forward basis.  Higher top line sales and lower wholesale volumes, resulting from improvements in the Company’s credit loss experience, could have a positive effect on gross profit percentages in future quarters.

Selling, general and administrative expense as a percentage of sales was 18.1% for the three months ended July 31, 2009, a decrease of .4% from the same period of the prior fiscal year.   The overall dollar increase of $1.1 million between the three months ended July 31, 2009 and the same period of the prior fiscal year for selling, general, and administrative expense related primarily to higher payroll costs. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent months to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. At the lot level, market-based pay adjustments for certain positions have been made to reduce turn-over and to attract qualified associates. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales decreased 1.4% to 19.5% for the three months ended July 31, 2009 from 20.9% in the same period of the prior fiscal year.  The decrease is largely attributable to lower losses experienced for most of the store locations during the quarter.  The Company intends to continue to focus store management on credit quality and collections, particularly at those stores under six years of age. Several factors are contributing to the improved credit loss results as seen in the first quarter of fiscal 2010.  The Company believes that its competitive position in its markets has improved in recent months, which has had a positive effect on collection results. Credit constrictions are affecting vehicle consumers and competitors as evidenced by significantly lower in-direct loan volumes in the sub-prime asset-backed securities (ABS) market as well as credit tightening related to inventory lines of credit for many, if not all, of the Company’s competitors. The Company’s low leverage ratios (total debt to finance receivables of 12.5% and total debt to equity of 18.6%) give it flexibility to continue to improve vehicle selection, quantity, quality and service levels and to pick up market share which has had a direct positive effect on collection results.  In addition, even though unemployment levels in the Company’s markets have increased recently, the rates are below national levels. Most existing customers are receiving new Federal income tax credits as well as benefitting from lower withholding rates when compared to the same period in the prior fiscal year. Additionally, gasoline prices are significantly below levels seen during the same period in the prior fiscal year which is resulting in more take home pay for customers, which in turn has had a positive effect on collection results.  Furthermore, the Company continues to make significant investments in operational improvements within the collections area. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with stores when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis. In addition, turnover at the store level for collection positions is down between years, which is having a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. Historically, credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Normally, older stores have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers. The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal discretionary spending levels affecting customers can have a negative impact on collection results.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales decreased  .3% to .7% for the three months ended July 31, 2009 from 1.0% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the three months ended July 31, 2009 ($30.0 million compared to $43.4 million in the prior year), offset by an increase in the average interest rate.

The Company has an interest rate swap agreement (the “Agreement”) which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Since the Company intends to hold the interest rate swap until maturity (May 2013), the cumulative charge, which resulted from changes in fair value, will reverse by the maturity date.

The net gain for the Agreement reported in earnings as negative interest expense was $319,000 for the three months ended July 31, 2009.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at July 31, 2009 at $1.2 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense on the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31,	April 30,
	2009	2009
Assets:
Finance receivables, net	$192,580	$182,041
Inventory	16,447	15,476
Property and equipment, net	19,985	19,346

Liabilities:
Accounts payable and accrued liabilities	15,194	16,270
Deferred payment protection plan revenue	7,822	7,353
Income taxes payable, net	3,093	308
Deferred tax liabilities, net	9,565	8,377
Debt facilities	30,584	29,839

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced during that year. In fiscal 2008, revenues increased 14.3% and finance receivables principal increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. In fiscal 2009, revenues increased 8.9% and finance receivables principal increased 11.1%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 9.8% during fiscal 2009. The difference for 2009 relates to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price. The average term for installment sales contracts at July 31, 2009 was relatively flat as compared to July 31, 2008 (27.6 months vs. 27.5 months).  Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will continue.

During the three months ended July 31, 2009, inventory increased 6.3% ($971,000) as compared to revenue growth of 10.7%.  The increase resulted from increased sales volume and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet sales demand.

Property and equipment, net increased $639,000 during the three months ended July 31, 2009 as the Company incurred expenditures related to new stores as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $1.1 million during the three months ended July 31, 2009.  The decrease was due primarily to the timing of payroll periods and the decrease in the fair value of the Company’s interest rate swap agreement. At July 31, 2009 this liability is reflected in Accrued liabilities on the Condensed Consolidated Balance Sheet. Also, the unearned portion of the payment protection plan product, which was introduced in the first quarter of fiscal 2008, was $7.8 million at July 31, 2009, up from $7.4 million at April 30, 2009. Deferred tax liabilities, net increased during the quarter due primarily to the increase in finance receivables.  During the three months ended July 31, 2009, the Company benefitted from a $1.2 million increase in deferred income taxes and a $2.8 million increase in current income taxes, primarily related to the fact that the estimated tax payment for the first quarter of fiscal 2010 was due after the end of the quarter.

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

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended July 31,
	2009	2008
Operating activities:
Net income	$7,028	$5,291
Provision for credit losses	15,051	14,490
Losses on claims for payment protection plan	1,049	742
Unrealized (gain) loss for change in fair value of interest rate swap	(319)	13
Depreciation and amortization	392	319
Stock based compensation	505	682
Finance receivable originations	(71,298)	(65,793)
Finance receivable collections	39,546	35,345
Inventory	4,174	4,073
Accounts payable and accrued liabilities	(276)	(299)
Deferred payment protection plan revenue	469	2,048
Income taxes payable	2,785	251
Deferred income taxes	1,188	2,761
Accrued interest on finance receivables	(32)	(60)
Other	573	(792)
Total	835	(929)

Investing activities:
Purchase of property and equipment	(1,073)	(647)
Proceeds from sale of property and equipment	-	29
Total	(1,073)	(618)

Financing activities:
Debt facilities	746	2,291
Change in cash overdrafts	(482)	(1,021)
Dividend payments	(10)	(10)
Issuance of common stock	54	69
Exercise of stock options and warrants	-	147
Excess tax benefit from share-based compensation	-	185
Total	308	1,661

Increase in Cash	$70	$114

The primary drivers of operating profits and cash flows include (i) top line sales, (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth and capital expenditures.  To the extent finance receivables growth and capital expenditures exceeds income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the three months ended July 31, 2009 were positively impacted by (i) higher sales volumes and higher gross margin percentages on those sales, (ii) lower credit losses as a percentage of sales, (iii) improvements in current and deferred income taxes which resulted from the effect of the increase in finance receivables as well as the timing of estimated payments, offset by (iv) the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $10.5 million during the first quarter of fiscal 2010.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross profit percentage and loan term in line with historical results, because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis but at a decreasing rate. The Company did see a slight sequential quarter decrease in the average purchase cost during the three months ended July 31, 2009 which can be attributed to operational improvements as well as the seasonal increase in average purchase cost historically experienced by the Company during its fourth fiscal quarter (February through April). Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages and overall loan terms remaining fairly consistent with recent experience but increasing somewhat into the future.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its stores are located.  As of July 31, 2009, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at July 31, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2009, the Company’s net assets (excluding its $152 million equity investment in Car-Mart of Arkansas) consisted of $2,000 in cash, $3.6 million in other net assets and a $10.0 million receivable from Car-Mart of Arkansas.  As a result, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

At July 31, 2009, the Company had $238,000 of cash on hand and an additional $29.6 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2009 in the Company’s Annual Report on Form 10-K.

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

The Internal Revenue Service is currently auditing the 2008 income tax return for Car-Mart of Arkansas.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying Condensed Consolidated Financial Statements relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s accounting policies are discussed in Note B to the accompanying Condensed Consolidated Financial Statements.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2009, the weighted average total loan term was 27.6 months with 19.6 months remaining. The reserve amount in the allowance for credit losses at July 31, 2009, $52.1 million, was 22% of the principal balance in Finance receivables of $244.7 million, less unearned payment protection plan revenue of $7.8 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.4 million.

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

In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this statement requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement was adopted May 1, 2009.  Upon adoption of SFAS 160, $100,000 of preferred stock was classified as non-controlling interest within equity and $400,000 of the preferred stock with a put was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods presented.

 In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements in FASB 133.  Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under FASB 133 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This statement was adopted May 1, 2009 and did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement also introduces the concept of financial statements “available to be issued.”  This statement was adopted May 1, 2009 and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  The statement was issued to replace SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe that adoption of SFAS 168 will have a material impact on the Company’s financial statements.

Seasonality

The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008 and 2009, tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort led to higher sales levels during the third quarters of fiscal 2008 and 2009. The Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

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

At July 31, 2009, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate (3.25% at July 31, 2009). An average decrease in future interest rates of 100 basis points from the future rate at July 31, 2009, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately  $625,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Condensed Consolidated Balance Sheet at July 31, 2009 would have increased by approximately $625,000 to approximately $1.8 million.

The Company had total indebtedness of $30.6 million outstanding at July 31, 2009. Of this amount, $1.9 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $19,000 and a corresponding decrease in net income before income tax.

The fair value of the interest rate swap agreement is based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. The Company’s valuation models are primarily industry-standard models that consider various inputs including (i) quoted forward prices for commodities, (ii) time value and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company utilizes its counterparties’ valuations to assess the reasonableness of its prices and valuation techniques.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .5%) plus 5%.  As a point of reference, the rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company has charged interest on its loans originated in Arkansas at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At July 31, 2009, approximately 50% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures regarding interest rate risk have included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate the presentation of this information is no longer meaningful.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control Over Financial Reporting

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

Dated: September 4, 2009

Exhibit Index

31.1           Rule 13a-14(a) certification.

31.2           Rule 13a-14(a) certification.

32.1           Section 1350 certification.