Form 10-Q
period 2009-10-31
AMERICAS CARMART INC
filed 2009-12-08
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 8, 2009
Common stock, par value $.01 per share	11,732,153

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	October 31, 2009
	(unaudited)	April 30, 2009
Assets:
Cash and cash equivalents	$229	$168
Accrued interest on finance receivables	854	778
Finance receivables, net	199,664	182,041
Inventory	17,746	15,476
Prepaid expenses and other assets	949	1,460
Goodwill	355	355
Property and equipment, net	20,681	19,346
	$240,478	$219,624

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$4,126	$3,928
Deferred payment protection plan revenue	8,014	7,353
Accrued liabilities	11,386	12,342
Income taxes payable, net	666	308
Deferred tax liabilities, net	10,331	8,377
Revolving credit facilities and notes payable	34,201	29,839
Total liabilities	68,724	62,147

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,231,437 issued (12,228,465 at April 30, 2009)	122	122
Additional paid-in capital	41,270	40,313
Retained earnings	136,533	123,213
Less: Treasury stock, at cost, 499,284 shares	(6,671)	(6,671)
Total stockholders’ equity	171,254	156,977
Non-controlling interest	100	100
Total equity	171,354	157,077
	$240,478	$219,624

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Sales	$75,242	$65,413	$152,254	$134,639
Interest income	7,319	6,570	14,062	13,005
	82,561	71,983	166,316	147,644

Costs and expenses:
Cost of sales, excluding depreciation shown below	42,318	37,437	85,400	76,463
Selling, general and administrative	13,964	12,500	27,887	25,309
Provision for credit losses	15,152	14,421	30,203	28,912
Interest expense	776	1,110	1,023	1,802
Depreciation and amortization	412	338	804	657
	72,622	65,806	145,317	133,143

Income before taxes	9,939	6,177	20,999	14,501

Provision for income taxes	3,627	2,296	7,659	5,329

Net income	$6,312	$3,881	$13,340	$9,172

Less: Dividends on subsidiary preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$6,302	$3,871	$13,320	$9,152

Earnings per share:
Basic	$.54	$.33	$1.14	$.78
Diluted	$.53	$.33	$1.13	$.78

Weighted average number of shares outstanding:
Basic	11,732,151	11,760,421	11,731,100	11,733,571
Diluted	11,862,679	11,825,806	11,827,588	11,807,141

The accompanying notes are an integral part of these consolidated financial statements.

ConsolidatedStatements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended
	October 31,
	2009	2008
Operating activities:
Net income	$13,340	$9,172

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	30,203	28,912
Losses on claims for payment protection plan	2,161	1,804
Depreciation and amortization	804	657
(Gain) loss on sale of property and equipment	113	(10)
Stock based compensation	902	1,156
Unrealized (gain) loss for change in fair value of interest rate swap	(226)	494
Deferred income taxes	1,954	3,636
Changes in operating assets and liabilities:
Finance receivable originations	(140,749)	(125,447)
Finance receivable collections	80,054	71,430
Accrued interest on finance receivables	(76)	(74)
Inventory	8,469	8,098
Prepaid expenses and other assets	511	(317)
Accounts payable and accrued liabilities	1,123	71
Deferred payment protection plan revenue	661	2,215
Income taxes payable	358	3,605
Excess tax benefit from stock-based compensation	-	(453)
Net cash provided by (used in) operating activities	(398)	4,949

Investing activities:
Purchase of property and equipment	(2,373)	(1,460)
Proceeds from sale of property and equipment	92	47
Net cash used in investing activities	(2,281)	(1,413)

Financing activities:
Exercise of stock options and warrants	-	301
Excess tax benefit from stock-based compensation	-	453
Issuance of common stock	54	88
Dividend payments	(20)	(20)
Change in cash overdrafts	(1,656)	(1,783)
Proceeds from notes payable	-	15
Principal payments on notes payable	(473)	(409)
Proceeds from revolving credit facilities	48,830	43,630
Payments on revolving credit facilities	(43,995)	(45,753)
Net cash provided by (used in) financing activities	2,740	(3,478)

Increase in cash and cash equivalents	61	58
Cash and cash equivalents at: Beginning of period	168	153
End of period	$229	$211

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2009, the Company operated 96 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements as of October 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual lots meet the aggregation criteria under the Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” (“ASC 280”). The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance Industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates, all have similar characteristics. Each of our individual lots is similar in nature and only engages in the selling and financing of used vehicles. All individual lots have similar operating characteristics.  As such, individual lots have been aggregated into one reportable segment.

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

Restrictions on Subsidiary Distributions/Dividends

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2009, the Company’s assets (excluding its $158 million equity investment in Car-Mart) consisted of $1,900 in cash, $3.8 million in other net assets and a $10.0 million receivable from Car-Mart of Arkansas.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart of Arkansas’ lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method in compliance with ASC Subtopic 310-20, “Receivables – Nonrefundable Fees and Other Costs” (“ASC 310”), including any deferred fees. Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($854,000 at October 31, 2009), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At October 31, 2009 and 2008, respectively, 3.4% and 3.8% of the Company’s finance receivable balances were 30 days or more past due.

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  The majority of vehicles that are repossessed are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company store, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a loan-by-loan basis, at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. In accordance with ASC Topic 450, “Contingencies” (“ASC 450”), the Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at October 31, 2009.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. In accordance with ASC Subtopic 350-20,”Intangibles – Goodwill” (“ASC 350”), goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2009, and to date, there has been none in fiscal 2010.

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

Occasionally, the Company is audited by taxing authorities.  These audits could result in proposed assessments of additional taxes.  The Company believes that its tax positions comply in all material respects with applicable tax law.  However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.  The Internal Revenue Service is currently auditing the 2008 and 2009 income tax returns for Car-Mart of Arkansas.

    The Company applies the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”).  As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies ASC 740 to all tax positions for which the statute of limitations remains open.

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

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2009.

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

Sales consist of the following:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(In thousands)	2009	2008	2009	2008

Sales – used autos	$66,706	$57,440	$135,752	$118,953
Wholesales – third party	3,367	3,393	6,405	6,794
Service contract sales	2,903	2,598	5,623	5,180
Payment protection plan revenue	2,266	1,982	4,474	3,712

Total	$75,242	$65,413	$152,254	$134,639

Late fee revenues were approximately $872,000 and $691,000 for the six months ended October 31, 2009 and 2008, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $389,000 and $632,000 at October 31, 2009 and 2008, respectively.

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

Stock-based compensation

   The Company applies the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”).   ASC 718 requires the Company to recognize expense as services are received related to the fair value of stock-based compensation awards, including employee stock options.

The Company recorded compensation cost for stock-based employee awards of $902,000 ($573,000 after tax effects) during the six months ended October 31, 2009.  The pretax amounts include $20,000 for restricted shares issued on May 1, 2006, $51,000 for restricted shares issued on December 18, 2007, $13,000 for restricted shares issued on August 14, 2009, $146,000 for stock options granted in July 2009, $635,000 for options granted on October 16, 2007, $31,000 for options granted October 1, 2009, and $6,000 related to stock issued under the 2006 Employee Stock Purchase Plan. The Company recorded compensation cost for stock-based employee awards of $1,156,000 ($731,000 after tax effects) during the six months ended October 31, 2008.  The pretax amounts include $179,000 for restricted shares issued on May 1, 2006, $134,000 for restricted shares issued on December 18, 2007, $201,000 for stock options granted during the six months ended October 31, 2008, $635,000 for options granted on October 16, 2007, and $7,000 related to stock issued under the 2006 Employee Stock Purchase Plan. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

On October 16, 2007, the shareholders of the Company approved the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The shares of common stock available for issuance under the 2007 Plan may, at the election of the Company’s board of directors, be unissued shares or treasury shares, or shares purchased in the open market or by private purchase.  360,000 options were granted to executive officers on October 16, 2007 upon the approval of the stockholders of the 2007 Plan, vest in one third increments and are subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010.  100,000 options were granted to certain non-executive employees on October 1, 2009 upon the approval of the Company’s board of directors. These options vest on September 30, 2012.

The shareholders of the Company have previously approved the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (“2007 Plan”).  No additional option grants may be made under the 1997 plan.  Outstanding options granted under the Company’s stock option plans expire in the calendar years 2009 through 2017.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%

Last expiration date for outstanding options	July 2, 2017	October 1, 2019

Shares available for grant at October 31, 2009	0	510,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	October 31, 2009	October 31, 2008
Expected term (years)	5.0	5.0
Risk-free interest rate	2.24%	3.33%
Volatility	52.6%	90%
Dividend yield	—	—

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

 The grant-date fair value of options granted during the six months ended October 31, 2009 and 2008 was $1,260,000 and $201,000, respectively. The options were granted at fair market value on date of grant. The aggregate intrinsic value of outstanding options at October, 2009 and 2008 was $3,958,000 and $2,047,000.

As of October 31, 2009, the Company has $1,718,000 of total unrecognized compensation cost related to unvested options, of which $635,000 relates to options that have performance criteria granted under the 2007 Plan. At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly. Unvested outstanding options have a weighted-average remaining vesting period of 1.03 years.

There were 82,000 options exercised during the first six months of fiscal year 2009 with an intrinsic value of $1,342,000.  The Company received cash from options exercised during the first six months of fiscal year 2009 of $301,000.  There were no options exercised during the first six months of fiscal 2010.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

Warrants

As of October 31, 2009, the Company had no remaining outstanding stock purchase warrants.  Warrants for 18,750 shares were exercised during the six months ended October 31, 2008 with an intrinsic value of $60,000.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 14, 2009. The amendment increased from 150,000 to 350,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.  During the six months ended October 31, 2009, 10,000 restricted shares were granted with a fair value of $19.06 per share, the market price of the Company’s stock on the grant date.  During fiscal 2008 and fiscal 2007, 65,000 restricted shares were granted with a fair value of $11.90 per share and 57,500 restricted shares were granted with a fair value of $20.07 per share, the market prices of the Company’s stock on the grant dates, respectively.  A total of 207,361 shares remained available for award at October 31, 2009. The following is a summary of the activity in the Company’s stock incentive plans during the six months ended October 31, 2009:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2009	25,669	$13.18
Shares granted	10,000	19.06
Shares vested	-	-

Unvested shares at October 31, 2009	35,669	$14.81

The Company recorded compensation cost of $84,000 and $313,000 related to the Stock Incentive Plan during the six months ended October 31, 2009 and 2008, respectively.

As of October 31, 2009, the Company has $288,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.4 years.

Treasury Stock

The Company did not purchase any shares of its common stock during the first six months of fiscal 2010 and fiscal 2009.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Accounting Standards Codification™ (the “Codification”).  The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature in one place.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the Codification did not have a material impact on the Company’s financial statements.

The Company adopted the amendments to ASC Topic 810 – “Consolidation” (“ASC 810”) May 1, 2009.  The objective of this amendment is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this amendment requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Upon the adoption, $100,000 of preferred stock was classified as non-controlling interest within equity and the remaining $400,000 of preferred stock with a put provision was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

The Company adopted the amendments to ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) May 1, 2009.  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements around derivative instruments.  Accordingly, this amendment requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This amendment did not have a material impact on the Company’s financial statements.

The Company also adopted amendments to ASC Topic 855 “Subsequent Events” (“ASC 855”) May 1, 2009.  This amendment was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The amendment also introduces the concept of financial statements “available to be issued.”  Adoption of this amendment did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the second quarter of fiscal 2010 presentation.  Upon adoption of the amendments to ASC 810 during the first quarter of fiscal 2010, $100,000 of the Company’s subsidiary’s mandatorily redeemable preferred stock was reclassified as a noncontrolling interest within equity and $400,000 of the mandatorily redeemable preferred stock with a put was reclassified in the mezzanine section.  The dividends associated with the preferred stock are reflected as a reduction to net income to arrive at net income attributable to common stockholders.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	October 31,	April 30,
(In thousands)	2009	2009

Gross contract amount	$281,723	$254,372
Less unearned finance charges	(28,004)	(23,021)
Principal balance	253,719	231,351
Less allowance for credit losses	(54,055)	(49,310)
Finance receivables, net	$199,664	$182,041

 Changes in the finance receivables, net balance for the six months ended October 31, 2009 and 2008 are as follows:

	Six Months Ended October 31,
(In thousands)	2009	2008

Balance at beginning of period	$182,041	$163,344
Finance receivable originations	140,749	125,447
Finance receivables from acquisition of business	31	-
Finance receivable collections	(80,054)	(71,430)
Provision for credit losses	(30,203)	(28,912)
Losses on claims for payment protection plan	(2,161)	(1,804)
Inventory acquired in repossession and payment protection plan claims	(10,739)	(10,799)
Balance at end of period	$199,664	$175,846

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2009 and 2008 are as follows:

	Six Months Ended October 31,
(In thousands)	2009	2008

Balance at beginning of period	$49,310	$44,809
Provision for credit losses	30,203	28,912
Allowance related to acquisition of business, net change	(31)	-
Charge-offs, net of recovered collateral	(25,427)	(26,028)
Balance at end of period	$54,055	$47,693

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses were:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the second quarter of fiscal 2010 were slightly lower than the prior year period even though average finance receivables outstanding were approximately $27.6 million higher. Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for the first six months of 2010 tempered, to an extent, by the lower relative charge-off amount.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first six months of 2010, collections as a percentage of average finance receivables were slightly higher and delinquencies were lower which served to offset the higher additions which resulted from increased sales volumes.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect. While overall macro-economic factors were somewhat less favorable during the first six months of 2010, operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers were positive as related to credit results when compared to the prior year period. Additionally, gasoline prices were lower during the first six months of 2010 when compared to the prior year period which had a positive effect on credit results.

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31,	April 30,
(In thousands)	2009	2009

Land	$6,002	$5,740
Buildings and improvements	7,883	7,443
Furniture, fixtures and equipment	5,371	4,816
Leasehold improvements	7,962	6,558
Less accumulated depreciation and amortization	(6,537)	(5,211)
	$20,681	$19,346

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31,	April 30,
(In thousands)	2009	2009

Compensation	$3,840	$3,703
Cash overdraft	-	1,656
Deferred service contract revenue	2,516	2,465
Deferred sales tax	1,450	1,224
Interest rate swap	1,296	1,522
Deferred rent	849	644
Interest	139	121
Other	1,296	1,007
	$11,386	$12,342

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities				(in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	October 31, 2009	April 30, 2009

Bank of Oklahoma	$51.5 million	Prime +/-	April 2010	$ 25,796	$ 20,911

On December 12, 2008, the Company amended its revolving credit facilities. The amendments had the effect of increasing the total commitment by $1.5 million (to $51.5 million), extending the due date to April 30, 2010 and establishing an interest rate floor of 4.25%. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $7.4 million at October 31, 2009.  The combined total for the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at October 31, 2009 and April 30, 2009 was 4.25%. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at October 31, 2009.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2009, Car-Mart could have drawn an additional $25.7 million under its facilities.

The Company also has a $1.0 million term loan secured by the corporate aircraft.  The term loan is payable over 15 years and has a fixed interest rate of 5.79% at October 31, 2009.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at October 31, 2009).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense is $93,000 for the quarter ended October 31, 2009.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at October 31, 2009 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, is all reflected in interest expense.

G – Fair Value Measurements

   The Company applies ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) to all financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  ASC 820 requires fair value measurements be classified and disclosed in one of the following categories:

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

    As required by ASC 820, financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by ASC 820 pricing levels as of October 31, 2009:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,296)	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008

Weighted average shares outstanding-basic	11,732,151	11,760,421	11,731,100	11,733,571
Dilutive options and warrants	130,528	65,385	96,488	73,570
Weighted average shares outstanding-diluted	11,862,679	11,825,806	11,827,588	11,807,141

Antidilutive securities not included:
Options and warrants	166,000	459,750	135,350	463,407

I – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended:
	October 31,
(in thousands)	2009	2008
Supplemental disclosures:
Interest paid	$1,005	$1,329
Income taxes paid, net	(5,347)	(1,912)

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	10,739	10,799

J – Subsequent Events

On November 13, 2009, the Company entered into amendments to its employment agreements with its three executive officers. The amendments to the employment agreements include 1) extensions of the terms of the agreements to April 30, 2015 (from April 30, 2010), 2) the granting, in the aggregate, of  options to purchase 480,000 shares of common stock of the Company at the closing price on November 27, 2009, which vest in 20% annual increments beginning April 30, 2011 and expire on November 26, 2019, and 3) the granting, in the aggregate, of 20,000 shares of restricted stock that will vest on April 30, 2015 if the Company attains at least 70% of its projected earnings for the five year period then ended.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2009, the Company operated 96 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten full fiscal years (average 15%).  Growth results from same store revenue growth and the addition of new stores.  Revenue increased 12.6% for the first six months of fiscal 2010 when compared to the same period in fiscal 2009 due to a 12.8% increase in retail units sold, a 1.1% increase in average retail sales price and an 8.1% increase in interest income, offset by a $389,000 decrease in wholesale sales.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses have again continued into fiscal 2010 as the provision for credit losses was 19.8% of sales for the six months ended October 31, 2009 compared to 21.5% for the same period in fiscal 2009.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 46%. Gross margin as a percentage of sales for fiscal 2009 was 43.0% and 43.9% for the first six months of fiscal 2010. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2009	Three Months Ended
	October 31,		vs.	October 31,
	2009	2008	2008	2009	2008
Revenues:
Sales	$75,242	$65,413	15.0%	100.0%	100.0%
Interest income	7,319	6,570	11.4	9.7	10.0
Total	82,561	71,983	14.7	109.7	110.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	42,318	37,437	13.0	56.2	57.2
Selling, general and administrative	13,964	12,500	11.7	18.6	19.1
Provision for credit losses	15,152	14,421	5.1	20.1	22.0
Interest expense	776	1,110	(30.1)	1.0	1.7
Depreciation and amortization	412	338	21.9	.5	.5
Total	72,622	65,806	10.4	96.5	100.6
Pretax income	$9,939	$6,177	60.1%	13.2%	9.4%

Operating Data:
Retail units sold	7,965	6,958
Average stores in operation	96	91
Average units sold per store per month	27.7	25.5
Average retail sales price	$9,024	$8,913
Same store revenue growth	11.4%	5.3%

Period End Data:
Stores open	96	91
Accounts over 30 days past due	3.4%	3.8%

Three Months Ended October 31, 2009 vs. Three Months Ended October 31, 2008

Revenues increased by $10.6 million, or 14.7%, for the three months ended October 31, 2009 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($8.0 million, or 11.4%), (ii) revenue growth from stores opened during the three months ended October 31, 2008 or stores that opened or closed a satellite location after October 31, 2008 ($.5 million), and (iii) revenue growth from stores opened after October 31, 2008 ($2.1 million).

Cost of sales as a percentage of sales decreased 1.0% to 56.2% for the three months ended October 31, 2009 from 57.2% in the same period of the prior fiscal year. The improvement from the prior year period relates primarily to retail pricing efficiencies and to higher retail sales volumes together with lower wholesale volumes and lower operating expenses, namely gasoline. Wholesale sales are generally sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range on a going-forward basis.  Higher top line sales and lower wholesale volumes, resulting from improvements in the Company’s credit loss experience, could have a positive effect on gross margin percentages in future quarters.

Selling, general and administrative expense as a percentage of sales was 18.6% for the three months ended October 31, 2009, a decrease of 0.5% from the same period of the prior fiscal year.   The overall dollar increase of $1.5 million for the three months ended October 31, 2009 compared to the same period of the prior fiscal year for selling, general, and administrative expense related primarily to higher payroll costs and to incremental costs related to new locations opened after October 31, 2008. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. At the store level, market-based pay adjustments for certain positions have been made to reduce turnover and to attract qualified associates. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales decreased 1.9% to 20.1% for the three months ended October 31, 2009 from 22.0% in the same period of the prior fiscal year.  The decrease is largely attributable to lower losses experienced for most of the store locations during the quarter.  The Company intends to continue to focus store management on credit quality and collections, particularly at those stores under six years of age. Several factors are contributing to the improved credit loss results as seen in the second quarter of fiscal 2010.  The Company believes that its competitive position in its markets has improved in recent months, which has had a positive effect on collection results. Credit constrictions are affecting vehicle consumers and competitors as evidenced by significantly lower in-direct loan volumes in the sub-prime asset-backed securities (ABS) market as well as credit tightening related to inventory lines of credit for many, if not all, of the Company’s competitors. The Company’s low leverage ratios (total debt to finance receivables of 13.5% and total debt to equity of 19.96%) give it flexibility to continue to improve vehicle selection, quantity, quality and service levels and to pick up market share which has had a direct positive effect on collection results.  In addition, even though unemployment levels in the Company’s markets have increased recently, the rates, for the most part, are below national levels. Most existing customers are receiving new Federal income tax credits as well as benefitting from lower withholding rates when compared to the same period in the prior fiscal year. Additionally, gasoline prices during the quarter were below levels seen during the same period in the prior fiscal year which is resulting in more take home pay for customers, which in turn has had a positive effect on collection results.  Furthermore, the Company continues to make significant investments in operational improvements within the collections area. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with stores when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis. In addition, turnover at the store level for collection positions is down between years, which is having a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

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

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales decreased  0.1% to 0.9% for the three months ended October 31, 2009 from 1.0% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the three months ended October 31, 2009 ($33.6 million compared to $39.4 million in the prior year), offset by an increase in the average interest rate.

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

The net loss for the Agreement reported in earnings as interest expense was $93,000 for the three months ended October 31, 2009.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at October 31, 2009 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense on the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended		2009	Six Months Ended
	October 31,		vs	October 31,
	2009	2008	2008	2009	2008

Revenues:
Sales	$152,254	$134,639	13.1%	100.0%	100.0%
Interest income	14,062	13,005	8.1	9.2	9.7
Total	166,316	147,644	12.6	109.2	109.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	85,400	76,463	11.7	56.1	56.8
Selling, general and administrative	27,887	25,319	10.2	18.3	18.8
Provision for credit losses	30,203	28,912	4.5	19.8	21.5
Interest expense	1,023	1,802	(43.2)	.7	1.3
Depreciation and amortization	804	657	22.4	.5	.5
Total	145,317	133,153	9.1	95.4	98.9
Pretax income	$20,999	$14,491	44.9%	13.8%	10.8%

Operating Data:
Retail units sold	16,147	14,311
Average stores in operation	95	91
Average units sold per store per month	28.3	26.2
Average retail sales price	$9,033	$8,933
Same store revenue growth	9.9%	16.0%

Period End Data:
Stores open	96	91
Accounts over 30 days past due	3.4%	3.8%

Six Months Ended October 31, 2009 vs. Six Months Ended October 31, 2008

Revenues increased by $18.7 million, or 12.6%, for the six months ended October 31, 2009 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($14.2 million, or 9.9%), (ii) revenue growth from stores opened during the six months ended October 31, 2008 or stores that opened or closed a satellite location after October 31, 2008 ($.9 million), and (iii) revenue growth from stores opened after October 31, 2008 ($3.6 million).

Cost of sales as a percentage of sales decreased 0.7% to 56.1% for the six months ended October 31, 2009 from 56.8% in the same period of the prior fiscal year.  The Company’s cost of sales as a percentage of sales were positively affected by a lower volume and percentage of wholesale sales as well as improvements in retail pricing efficiencies when compared to the prior year period.  Wholesale sales, for the most part, relate to cash sales of repossessed vehicles at break-even. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages. Discretionary adjustments to the retail pricing guide, within a range, can and are routinely made by store managers.

Selling, general and administrative expense as a percentage of sales was 18.3% for the six months ended October 31, 2009, a decrease of 0.5% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase related primarily to higher payroll costs and to incremental costs related to new locations opened after October 31, 2008. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. At the lot level, market-based pay adjustments for certain positions have been made to reduce turn-over and to attract qualified associates. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales decreased 1.7% to 19.8% for the six months ended October 31, 2009 from 21.5% in the same period of the prior fiscal year.  Credit losses were lower for the six month period for basically the same reasons described above for the three months ended October 31, 2009 and, again, were due to several factors and included lower losses experienced in most of the stores as the Company saw general improvements in the performance of its portfolio during the six months ended October 31, 2009.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement) as a percentage of sales decreased  0.2% to 0.8% for the six months ended October 31, 2009 from 1.0% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the six months ended October 31, 2009 as compared to the same period in the prior fiscal year ($31.8 million compared to $41.4 million), offset by an increase in average interest rates.

The net gain for the Agreement reported as a credit to earnings in interest expense is $226,000 for the six months ended October 31, 2009.  The fair value of the Agreement is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at October 31, 2009 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, pursuant to ASC Topic 815, “Derivatives and Hedging,” (“ASC 815”) changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31,	April 30,
	2009	2009
Assets:
Finance receivables, net	$199,664	$182,041
Inventory	17,746	15,476
Property and equipment, net	20,681	19,346

Liabilities:
Accounts payable and accrued liabilities	15,512	16,270
Deferred payment protection plan revenue	8,014	7,353
Income taxes payable, net	666	308
Deferred tax liabilities, net	10,331	8,377
Debt facilities	34,201	29,839

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced during that year. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. In fiscal 2009, revenues increased 8.9% and finance receivables increased 11.1%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 9.8% during fiscal 2009. The difference for 2009 relates to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price. The average term for installment sales contracts at October 31, 2009 was relatively flat as compared to October 31, 2008 (27.6 for both periods).  Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues will continue.

During the six months ended October 31, 2009, inventory increased 14.7% ($2.3 million) as compared to revenue growth of 12.6%.  The increase resulted from increased sales volume and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet sales demand.

Property and equipment, net increased $1.3 million during the six months ended October 31, 2009 as the Company incurred expenditures related to new stores as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $758,000 during the six months ended October 31, 2009.  The decrease was due primarily to a decrease in cash overdrafts based on the timing of expenditures and a decrease in the fair value of the interest rate swap agreement, offset by increases in other components primarily tied to sales volume increases. Also, the unearned portion of the payment protection plan product, which was introduced in the first quarter of fiscal 2008, was $8.0 million at October 31, 2009, up from $7.4 million at April 30, 2009. Deferred tax liabilities, net increased during the quarter by $2.0 million due primarily to the increase in finance receivables. The Company made $5.3 million in income tax payments during the six months ended October 31, 2009.

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

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended October 31,
	2009	2008
Operating activities:
Net income	$13,340	$9,172
Provision for credit losses	30,203	28,912
Losses on claims for payment protection plan	2,161	1,733
Unrealized (gain) loss for change in fair value of interest rate swap	(226)	494
Depreciation and amortization	804	657
Stock based compensation	902	1,156
Finance receivable originations	(140,749)	(125,447)
Finance receivable collections	80,054	71,430
Inventory	8,469	8,169
Accounts payable and accrued liabilities	1,123	71
Deferred payment protection plan revenue	661	2,215
Income taxes payable	358	3,605
Deferred income taxes	1,954	3,636
Accrued interest on finance receivables	(76)	(74)
Other	624	(780)
Total	(398)	4,949

Investing activities:
Purchase of property and equipment	(2,373)	(1,460)
Proceeds from sale of property and equipment	92	47
Total	(2,281)	(1,413)

Financing activities:
Debt facilities	4,362	(2,517)
Change in cash overdrafts	(1,656)	(1,783)
Dividend payments	(20)	(20)
Issuance of common stock	54	88
Exercise of stock options and warrants	-	301
Excess tax benefit from share-based compensation	-	453
Total	2,740	(3,478)
Increase in Cash	$61	$58

The primary drivers of operating profits and cash flows include (i) top line sales, (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit performance including collections and actual losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth and capital expenditures.  To the extent finance receivables growth and capital expenditures exceeds income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the six months ended October 31, 2009 compared to the same period in the prior fiscal year period were positively impacted by (i) higher sales volumes and higher gross margin percentages on those sales and, (ii) lower credit losses as a percentage of sales, offset by (iii) a lower positive impact from current and deferred income taxes and (iv) the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protection plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $17.6 million during the first six months of fiscal 2010 compared to $12.5 million for the prior year period.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross profit percentage and loan term in line with historical results, because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis. The Company did see slight sequential quarter decreases in the average purchase cost during the first and second quarters of fiscal 2010 which can be attributed to operational improvements as well as what management believes to be market share increases in the Company’s service areas. Management expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages and overall loan terms remaining fairly consistent with recent experience but terms possibly increasing somewhat into the future.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its stores are located.  As of October 31, 2009, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at October 31, 2009), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At October 31, 2009, the Company’s assets (excluding its $158 million equity investment in Car-Mart) consisted of $1,900 in cash, $3.8 million in other net assets and a $10.0 million receivable from Car-Mart of Arkansas.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart of Arkansas’ lender.

At October 31, 2009, the Company had $229,000 of cash on hand and an additional $25.7 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Internal Revenue Service is currently auditing the 2008 and 2009 income tax returns for Car-Mart of Arkansas.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At October 31, 2009, the weighted average total loan term was 27.6 months with 19.6 months remaining. The reserve amount in the allowance for credit losses at October 31, 2009, $54 million, was 22% of the principal balance in Finance receivables of $253.7 million, less unearned payment protection plan revenue of $8.0 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Accounting Standards Codification™ (the “Codification”).  The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature in one place.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the Codification did not have a material impact on the Company’s financial statements.

The Company adopted the amendments to ASC Topic 810 – “Consolidation” (“ASC 810”) May 1, 2009.  The objective of this amendment is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this amendment requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Upon the adoption, $100,000 of preferred stock was classified as non-controlling interest within equity and the remaining $400,000 of preferred stock with a put provision was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

The Company adopted the amendments to ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) May 1, 2009.  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements around derivative instruments.  Accordingly, this amendment requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under ASC 815 and its related interpretations, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This amendment did not have a material impact on the Company’s financial statements.

The Company also adopted amendments to ASC Topic 855 “Subsequent Events” (“ASC 855”) May 1, 2009.  This amendment was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The amendment also introduces the concept of financial statements “available to be issued.”  Adoption of this amendment did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not have a material impact on the Company’s financial statements.

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

At October 31, 2009, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate (3.25% at October 31, 2009). An average decrease in future interest rates of 100 basis points from the future rate at October 31, 2009, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately $590,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Condensed Consolidated Balance Sheet at October 31, 2009 would have increased by approximately $590,000 to approximately $1.9 million.

The Company had total indebtedness of $34.2 million outstanding at October 31, 2009. Of this amount, $5.8 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $58,000 and a corresponding decrease in net income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .5%) plus 5%.  As a point of reference, the rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company has charged interest on its loans originated in Arkansas at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At October 31, 2009, approximately 49% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures regarding interest rate risk have included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate the presentation of this information is no longer meaningful.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2009 annual meeting of stockholders was held on October 14, 2009.  The record date for such meeting was August 28, 2009 on which date there were a total of 11,732,153 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s stockholders approved the election of directors as follows:

Director	Votes For	Votes Withheld
William H. Henderson	11,045,112	31,410
Tilman J. Falgout, III	11,045,112	31,410
William M. Sams	10,950,832	125,690
John David Simmons	10,400,240	676,282
Daniel J. Englander	11,076,088	434
William A. Swanston	10,678,960	397,562

Also, at the Company’s 2009 annual meeting of stockholders, the stockholders approved an amendment to the Company’s Stock Incentive Plan to increase the number of shares authorized for issuance thereunder as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
7,933,116	578,378	591,849	2,266,677

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

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

Dated: December 8, 2009

Exhibit Index

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