Form 10-Q
period 2010-01-31
AMERICAS CARMART INC
filed 2010-03-10
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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
(Address of principal executive offices) (Zip Code)

(479) 464-9944
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                    Accelerated filer ☒
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 10, 2010
Common stock, par value $.01 per share	11,566,981

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	January 31, 2010
	(unaudited)	April 30, 2009
Assets:
Cash and cash equivalents	$341	$168
Accrued interest on finance receivables	1,093	778
Finance receivables, net	205,809	182,041
Inventory	19,481	15,476
Prepaid expenses and other assets	880	1,460
Goodwill	355	355
Property and equipment, net	20,721	19,346
	$248,680	$219,624

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$5,268	$3,928
Deferred payment protection plan revenue	8,113	7,353
Accrued liabilities	10,751	12,342
Income taxes payable, net	752	308
Deferred tax liabilities, net	9,774	8,377
Revolving credit facilities and notes payable	35,123	29,839
Total liabilities	69,781	62,147

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,233,641 issued (12,228,465 at April 30, 2009)	122	122
Additional paid-in capital	42,146	40,313
Retained earnings	142,802	123,213
Less: Treasury stock, at cost, 499,284 shares	(6,671)	(6,671)
Total stockholders’ equity	178,399	156,977
Non-controlling interest	100	100
Total equity	178,499	157,077
	$248,680	$219,624

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Sales	$75,756	$66,919	$228,010	$201,558
Interest income	8,049	6,533	22,111	19,538
	83,805	73,452	250,121	221,096

Costs and expenses:
Cost of sales, excluding depreciation shown below	42,442	38,094	127,841	114,557
Selling, general and administrative	13,945	12,612	41,831	37,920
Provision for credit losses	16,460	14,966	46,664	43,878
Interest expense	635	1,683	1,658	3,485
Depreciation and amortization	438	352	1,243	1,009
	73,920	67,707	219,237	200,849

Income before taxes	9,885	5,745	30,884	20,247

Provision for income taxes	3,606	2,100	11,265	7,429

Net income	$6,279	$3,645	$19,619	$12,818

Less: Dividends on subsidiary preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$6,269	$3,635	$19,589	$12,788

Earnings per share:
Basic	$.54	$.31	$1.67	$1.09
Diluted	$.53	$.31	$1.65	$1.08

Weighted average number of shares outstanding:
Basic	11,732,822	11,780,402	11,731,674	11,749,181
Diluted	11,891,168	11,828,215	11,848,781	11,814,166

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended
	January 31,
	2010	2009
Operating activities:
Net income	$19,619	$12,818

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	46,664	43,878
Losses on claims for payment protection plan	3,295	2,818
Depreciation and amortization	1,243	1,009
(Gain) loss on sale of property and equipment	113	(10)
Stock based compensation	1,729	1,639
Unrealized (gain) loss for change in fair value of interest rate swap	(180)	1,560
Deferred income taxes	1,397	4,153
Changes in operating assets and liabilities:
Finance receivable originations	(212,114)	(188,497)
Finance receivable collections	121,941	108,748
Accrued interest on finance receivables	(315)	(11)
Inventory	12,489	13,805
Prepaid expenses and other assets	580	(719)
Accounts payable and accrued liabilities	1,585	(364)
Deferred payment protection plan revenue	760	2,478
Income taxes payable	444	5,077
Excess tax benefit from stock-based compensation	-	(453)
Net cash provided by (used in) operating activities	(750)	7,929

Investing activities:
Purchase of property and equipment	(3,851)	(1,994)
Proceeds from sale of property and equipment	1,072	64
Net cash used in investing activities	(2,779)	(1,930)

Financing activities:
Exercise of stock options and warrants	-	301
Excess tax benefit from stock-based compensation	-	453
Issuance of common stock	104	152
Dividend payments	(30)	(30)
Change in cash overdrafts	(1,656)	(2,556)
Proceeds from notes payable	-	15
Principal payments on notes payable	(1,791)	(619)
Proceeds from revolving credit facilities	79,075	64,657
Payments on revolving credit facilities	(72,000)	(68,193)
Net cash provided by (used in) financing activities	3,702	(5,820)

Increase in cash and cash equivalents	173	179
Cash and cash equivalents at: Beginning of period	168	153

End of period	$341	$332

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2010, the Company operated 95 stores located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements as of January 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual lots meet the aggregation criteria under the current accounting guidance. The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance Industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates, all have similar characteristics. Each of our individual lots is similar in nature, have similar operating characteristics, and only engage in the selling and financing of used vehicles.  As such, individual lots have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 48% of revenues from customers residing in Arkansas.  The Company maintains a security interest in the vehicles sold.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  Car-Mart’s revolving credit facilities mature in April 2011.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2010), and (ii) dividends equal to 75% of Car-Mart’s net income.  At January 31, 2010, the Company’s assets (excluding its $165 million equity investment in Car-Mart) consisted of $1,900 in cash, $4.3 million in other net assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method, including any deferred fees. Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.1 million at January 31, 2010), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At January 31, 2010 and 2009, respectively, 4.2% and 4.5% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2010.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2009.

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

    The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies this methodology to all tax positions for which the statute of limitations remains open.

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

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2010.

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

Sales consist of the following:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(In thousands)	2010	2009	2010	2009

Sales – used autos	$67,208	$59,460	$202,960	$178,413
Wholesales – third party	3,249	2,795	9,654	9,589
Service contract sales	2,934	2,544	8,557	7,724
Payment protection plan revenue	2,365	2,120	6,839	5,832
Total	$75,756	$66,919	$228,010	$201,558

Late fee revenues were approximately $1.3 million and $1.1 million for the nine months ended January 31, 2010 and 2009, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $495,000 and $965,000 at January 31, 2010 and 2009, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and nonvested stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock-based compensation

   The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of the those awards at the date of grant over the requisite service period.  The Company uses the Black Scholes option pricing model to determine the fair value of stock option awards.  Stock-based compensation plans, related expenses, and assumptions used in the Black Scholes option pricing model are more fully described in Note I.

Warrants

As of January 31, 2010, the Company had no remaining outstanding stock purchase warrants.  Warrants for 18,750 shares were exercised during the nine months ended January 31, 2009 with an intrinsic value of $60,000.

Treasury Stock

The Company did not purchase any shares of its common stock during the first nine months of fiscal 2010 and fiscal 2009.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Consolidation.  In May 2009, the FASB issued an update to the Consolidation topic.  The objective of this update is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this update requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Upon the adoption, $100,000 of preferred stock was classified as non-controlling interest within equity and the remaining $400,000 of preferred stock with a put provision was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

Derivatives and hedging.  In May 2009, the FASB issued an update to the derivates and hedging topic.  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements around derivative instruments.  Accordingly, this update requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under this topic, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This update did not have a material impact on the Company’s financial statements.

Fair value.  In August 2009, the FASB issued an update to the Fair Value topic. This update clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with this topic such as an income or market approach.  This update was effective upon issuance and it did not have a material impact on the Company’s financial statements.

Fair value.  In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for 1) transfers in and out of levels 1 and 2 and 2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the third quarter of fiscal 2010 presentation.  Upon adoption of the update to the Consolidation topic during the first quarter of fiscal 2010, $100,000 of the Company’s subsidiary’s mandatorily redeemable preferred stock was reclassified as a noncontrolling interest within equity and $400,000 of the mandatorily redeemable preferred stock with a put was reclassified in the mezzanine section.  The dividends associated with the preferred stock are reflected as a reduction to net income to arrive at net income attributable to common stockholders.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

	January 31,	April 30,
(In thousands)	2010	2009

Gross contract amount	$291,108	$254,372
Less unearned finance charges	(29,539)	(23,021)
Principal balance	261,569	231,351
Less allowance for credit losses	(55,760)	(49,310)
Finance receivables, net	$205,809	$182,041

Changes in the finance receivables, net balance for the nine months ended January 31, 2010 and 2009 are as follows:

	Nine Months Ended January 31,
(In thousands)	2010	2009

Balance at beginning of period	$182,041	$163,344
Finance receivable originations	212,114	188,497
Finance receivables from acquisition of business	48	8
Finance receivable collections	(121,941)	(108,748)
Provision for credit losses	(46,664)	(43,878)
Losses on claims for payment protection plan	(3,295)	(2,818)
Inventory acquired in repossession and payment protection plan claims	(16,494)	(16,062)
Balance at end of period	$205,809	$180,343

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2010 and 2009 are as follows:

	Nine Months Ended January 31,
(In thousands)	2010	2009
Balance at beginning of period	$49,310	$44,809
Provision for credit losses	46,664	43,878
Allowance related to acquisition of business, net change	(48)	(8)
Charge-offs, net of recovered collateral	(40,166)	(39,775)
Balance at end of period	$55,760	$48,904

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses were:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for the first nine months of 2010 tempered, to an extent, by the lower relative charge-off amount.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first nine months of fiscal 2010, collections as a percentage of average finance receivables remained relatively flat, and absent weather related issues at the end of the third quarter, most likely would have exceeded the prior year collections percentage.  Additionally, delinquencies greater than 30 days overdue were lower which also served to offset the higher additions which resulted from increased sales volumes.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect. While overall macro-economic factors were somewhat less favorable during the first nine months of 2010, operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most the Company’s customers were positive as related to credit results when compared to the prior year period. Additionally, gasoline and staple item prices were generally lower during the first nine months of 2010 when compared to the prior year period which had a positive effect on credit results.

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
(In thousands)	2010	2009

Land	$6,002	$5,740
Buildings and improvements	8,288	7,443
Furniture, fixtures and equipment	4,171	4,816
Leasehold improvements	8,961	6,558
Less accumulated depreciation and amortization	(6,701)	(5,211)
	$20,721	$19,346

E – Accrued Liabilities

A summary of accrued liabilities is as follows:
	January 31,	April 30,
(In thousands)	2010	2009

Compensation	$3,263	$3,703
Cash overdraft	-	1,656
Deferred service contract revenue	2,434	2,465
Deferred sales tax	1,588	1,224
Interest rate swap	1,341	1,522
Deferred rent	890	644
Interest	149	121
Other	1,086	1,007
	$10,751	$12,342

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities				(in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	January 31, 2010	April 30, 2009

Bank of Oklahoma	$51.5 million	Prime +/-	April 2011	$ 27,987	$ 20,911

On February 1, 2010, the Company amended its revolving credit facilities. The amendments served to extend the due date one year to April 30, 2011. In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $7.1 million at January 31, 2010.  The combined total available under the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at January 31, 2010 and April 30, 2009 was 4.25%. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at January 31, 2010.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2010, Car-Mart could have drawn an additional $23.5 million under its facilities.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at January 31, 2010).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense is $46,000 for the quarter ended January 31, 2010.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at January 31, 2010 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.

G – Fair Value Measurements

   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Fair value measurements are classified and disclosed in one of the following categories:

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

    Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by pricing levels as of January 31, 2010:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,341)	-

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009

Weighted average shares outstanding-basic	11,732,822	11,780,402	11,731,674	11,749,181
Dilutive options and warrants	158,346	47,813	117,107	64,985
Weighted average shares outstanding-diluted	11,891,168	11,828,215	11,848,781	11,814,166

Antidilutive securities not included:
Options and warrants	580,000	479,500	283,567	468,771

I – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, and restricted stock to employees, directors and certain advisors of the Company.   The stock-based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At January 31, 2010, there are 151,647 vested but unexercised options outstanding under the 1997 Stock Option Plan (“1997 Plan”).  The Company recorded total compensation cost for these plans of $1.7 million ($1.1 million after tax effects) and $1.6 million ($1.04 million after tax effects) during the nine months ended January 31, 2010 and 2009, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

On October 16, 2007, the shareholders of the Company approved the 2007 Plan. The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. The shares of common stock available for issuance under the 2007 Plan may, at the election of the Company’s board of directors, be unissued shares or treasury shares, or shares purchased in the open market or by private purchase.

The shareholders of the Company had previously approved the 1997 Plan.  No additional option grants may be made under the 1997 plan.  Outstanding options granted under the Company’s stock option plans expire in the calendar years 2010 through 2019.

	Plan

	1997	2007

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%

Last expiration date for outstanding options	July 2, 2017	November 27, 2019

Shares available for grant at January 31, 2010	0	30,000

Options for 360,000 common shares were granted to executive officers on October 16, 2007 upon the approval of the stockholders of the 2007 Plan.  These options vest in one third increments and are subject to the attainment of certain profitability goals over the three fiscal years ending April 30, 2010.  Options for 100,000 common shares were granted to certain non-executive employees on October 1, 2009 upon the approval of the Company’s board of directors and vest on September 30, 2012.  Options for 480,000 common shares were granted to executive officers on November 27, 2009 and vest annually in 20% increments.  The grant-date fair value of options granted during the nine months ended January 31, 2010 and 2009 was $6.9 million and $201,000, respectively. The options were granted at fair market value on date of grant.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2010	January 31, 2009
Expected term (years)	5.0	5.0
Risk-free interest rate	2.07%	3.33%
Volatility	54%	90%
Dividend yield	—	—

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

 Stock option compensation expense on a pre-tax basis was $1.57 million and $1.15 million for the nine months ended January 31, 2010 and 2009, respectively.

The aggregate intrinsic value of outstanding options at January 31, 2010 and 2009 was $5.3 million and $45,000.

As of January 31, 2010, the Company has $6.6 million of total unrecognized compensation cost related to unvested options, of which $317,000 relates to options that have performance criteria granted under the 2007 Plan. At each period end, the Company will evaluate and estimate the likelihood of attaining underlying performance goals and recognize compensation cost accordingly. Unvested outstanding options have a weighted-average remaining vesting period of 2.04 years.

There were 82,000 options exercised during the first nine months of fiscal year 2009 with an intrinsic value of $1,342,000.  The Company received cash from options exercised during the first nine months of fiscal year 2009 of $301,000.  There were no options exercised during the first nine months of fiscal 2010.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

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

During the nine months ended January 31, 2010, 10,000 restricted shares were granted with a fair value of $19.06 per share and 20,000 restricted shares were granted with a fair value of $24.47 per share, the market prices of the Company’s stock on the grant dates.  During fiscal 2008 and fiscal 2007, 65,000 restricted shares were granted with a fair value of $11.90 per share and 57,500 restricted shares were granted with a fair value of $20.07 per share, the market prices of the Company’s stock on the grant dates, respectively.  A total of 187,361 shares remained available for award at January 31, 2010.

 The following is a summary of the activity in the Company’s Stock Incentive Plans during the nine months ended January 31, 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2009	25,669	$13.18
Shares granted	30,000	22.68
Shares vested	-	-
Unvested shares at January 31, 2010	55,669	$18.51

The Company recorded compensation cost of $148,000 and $470,000 related to the Stock Incentive Plan during the nine months ended January 31, 2010 and 2009, respectively.

As of January 31, 2010, the Company had $713,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.3 years.

J – Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended:
	January 31,
(in thousands)	2010	2009
Supplemental disclosures:
Interest paid	$1,866	$1,943
Income taxes paid, net	(9,424)	(1,800)

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	16,494	16,062

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could, “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new store openings;
•	same store revenue growth;
•	future revenue growth;
•	future credit losses;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;
•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include, but are not limited to:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its loans effectively;
•	competition;
•	dependence on existing management;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in lending laws or regulations;
•	the outcome of pending tax audits; and
•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2010, the Company operated 95 stores located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten full fiscal years (average 15%).  Growth results from same store revenue growth and the addition of new stores.  Revenue increased

13.1% for the first nine months of fiscal 2010 when compared to the same period in fiscal 2009 primarily due to a 12.5% increase in retail units sold, a 1.1% increase in average retail sales price and a 13.2% increase in interest income.

The Company’s primary focus is on collections.  Each store is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.1% in 2005 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses in fiscal 2007 were negatively affected by higher losses experienced during the Company’s second through fourth quarters (31.4%). The 2007 credit losses included an approximate $5 million pre-tax charge (2.3%) to increase the allowance for credit losses to 22% of the finance receivables principal balance from 19.2%. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses have again continued into fiscal 2010 as the provision for credit losses was 20.5% of sales for the nine months ended January 31, 2010 compared to 21.8% for the same period in fiscal 2009.

The primary reason for the improvement in credit losses in recent periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with stores when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the store level for collection positions is down, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing stores than at mature stores.  Generally, this is the case because the store management at new and developing stores tends to be less experienced (in making credit decisions and collecting customer accounts) and the customer base is less seasoned.  Normally, older stores have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers. The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collection results.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 46%. Gross margin as a percentage of sales for fiscal 2009 was 43.0% and 43.9% for the first nine months of fiscal 2010. The Company’s gross margins are based on the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, was higher in fiscal 2007 and 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. In fiscal 2009 and 2010 gross margins have continued to improve, mostly due to increased pricing efficiencies and better results for wholesale sales.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new stores and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the store manager level, could impact the Company’s ability to add new stores and to meet operational initiatives.  The Company has added resources to recruit, train and develop personnel, especially personnel targeted to fill store manager positions.  The Company expects to continue to invest in the development of its workforce during the remainder of fiscal 2010 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2010	Three Months Ended
	January 31,		vs.	January 31,
	2010	2009	2009	2010	2009
Revenues:
Sales	$75,756	$66,919	13.2%	100.0%	100.0%
Interest income	8,049	6,533	23.2	10.6	9.8
Total	83,805	73,452	14.1	110.6	109.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	42,442	38,094	11.4	56.0	56.9
Selling, general and administrative	13,945	12,612	10.6	18.4	18.8
Provision for credit losses	16,460	14,966	10.0	21.7	22.4
Interest expense	635	1,683	(62.3)	.8	2.5
Depreciation and amortization	438	352	24.4	.6	.5
Total	73,920	67,707	9.2	97.6	101.2
Pretax income	$9,885	$5,745	72.1%	13.0%	8.6%

Operating Data:
Retail units sold	7,824	6,996
Average stores in operation	96	92
Average units sold per store per month	27.2	25.3
Average retail sales price	$9,267	$9,166
Same store revenue growth	11.0%	2.9%

Period End Data:
Stores open	95	92
Accounts over 30 days past due	4.2%	4.5%

Three Months Ended January 31, 2010 vs. Three Months Ended January 31, 2009

Revenues increased by $10.4 million, or 14.1%, for the three months ended January 31, 2010 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full three months in both periods ($7.9 million, or 11.0%), (ii) revenue growth from stores opened during the three months ended January 31, 2009 or stores that opened or closed a satellite location after January 31, 2009 ($.8 million), and (iii) revenue growth from stores opened after January 31, 2009 ($1.7 million).

Cost of sales as a percentage of sales decreased 0.9% to 56.0% for the three months ended January 31, 2010 from 56.9% in the same period of the prior fiscal year. The improvement from the prior year period relates primarily to retail pricing efficiencies and to higher retail sales volumes together with improved wholesale results. Wholesale sales are generally sales of repossessed vehicles or trade-ins at approximately break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43%-44% range on a going-forward basis.  Higher top line sales and lower wholesale volumes, resulting from improvements in the Company’s credit loss experience, could have a positive effect on gross margin percentages in future quarters.

Selling, general and administrative expense as a percentage of sales was 18.4% for the three months ended January 31, 2010, a decrease of 0.4% from the same period of the prior fiscal year.   The overall dollar increase of $1.3 million for the three months ended January 31, 2010 compared to the same period of the prior fiscal year related primarily to higher payroll costs and to incremental costs related to new locations. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. At the store level, market-based pay adjustments for certain positions have been made to reduce turnover and to attract qualified associates. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales decreased 0.7% to 21.7% for the three months ended January 31, 2010 from 22.4% in the same period of the prior fiscal year.  The decrease is largely attributable to lower losses experienced for most of the store locations during the quarter.  The Company intends to continue to focus store management on credit quality and collections, particularly at those stores under six years of age. Several factors are contributing to the improved credit loss results as seen in the third quarter of fiscal 2010.  The Company believes that its competitive position in its markets has improved in recent months, which has had a positive effect on collection results. Credit constrictions are affecting vehicle consumers and competitors as evidenced by significantly lower indirect loan volumes in the sub-prime asset-backed securities (ABS) market as well as credit tightening related to inventory lines of credit for many, if not all, of the Company’s competitors. The Company’s low leverage ratios (total debt to finance receivables of 13.4% and total debt to equity of 19.7%) give it flexibility to continue to improve vehicle selection, quantity, quality and service levels and to pick up market share which has had a direct positive effect on collection results.  In addition, even though unemployment levels in the Company’s markets have increased recently, the rates, for the most part, are below national levels. Most existing customers are receiving new Federal income tax credits as well as benefitting from lower withholding rates when compared to the same period in the prior fiscal year.  Furthermore, the Company continues to make significant investments in operational improvements within the collections area as discussed in the Overview.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales decreased  0.1% to 0.8% for the three months ended January 31, 2010 from 0.9% for the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the three months ended January 31, 2010 ($35.8 million compared to $38.3 million in the prior year), offset by a slight increase in the average interest rate.

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

The net loss for the Agreement reported in earnings as interest expense was $46,000 for the three months ended January 31, 2010.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at January 31, 2010 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense on the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2010	Nine Months Ended
	January 31,		vs.	January 31,
	2010	2009	2009	2010	2009
Revenues:
Sales	$228,010	$201,558	13.1%	100.0%	100.0%
Interest income	22,111	19,538	13.2	9.7	9.7
Total	250,121	221,096	13.1	109.7	109.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	127,841	114,557	11.6	56.1	56.8
Selling, general and administrative	41,831	37,920	10.3	18.3	18.8
Provision for credit losses	46,664	43,878	6.3	20.5	21.8
Interest expense	1,658	3,485	(52.4)	.7	1.7
Depreciation and amortization	1,243	1,009	23.2	.5	.5
Total	219,237	200,849	9.2	96.2	99.6
Pretax income	$30,884	$20,247	52.5%	13.5%	10.0%

Operating Data:
Retail units sold	23,971	21,307
Average stores in operation	96	91
Average units sold per store per month	27.7	26.0
Average retail sales price	$9,109	$9,010
Same store revenue growth	10.3%	11.2%

Period End Data:
Stores open	95	92
Accounts over 30 days past due	4.2%	4.5%

Nine Months Ended January 31, 2010 vs. Nine Months Ended January 31, 2009

Revenues increased by $29 million, or 13.1%, for the nine months ended January 31, 2010 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($22 million, or 10.3%), (ii) revenue growth from stores opened during the nine months ended January 31, 2009 or stores that opened or closed a satellite location after January 31, 2009 ($3 million), and (iii) revenue growth from stores opened after January 31, 2009 ($4 million).

Cost of sales as a percentage of sales decreased 0.7% to 56.1% for the nine months ended January 31, 2010 from 56.8% in the same period of the prior fiscal year.  The Company’s cost of sales as a percentage of sales were positively affected by a lower percentage and improved results for wholesale sales as well as improvements in retail pricing efficiencies when compared to the prior year period.  Wholesale sales, for the most part, relate to repossessed vehicles sold at or near cost. The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles generally having higher gross margin percentages.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the loan terms shorter, which helps customers to maintain appropriate equity in their vehicles.

Selling, general and administrative expense as a percentage of sales was 18.3% for the nine months ended January 31, 2010, a decrease of 0.5% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of approximately $4 million for the nine months ended January 31, 2010 compared to the same period of the prior fiscal year related primarily to higher payroll costs and to incremental costs related to new locations. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. At the lot level, market-based pay adjustments for certain positions have been made to reduce turn-over and to attract qualified associates. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales decreased 1.3% to 20.5% for the nine months ended January 31, 2010 from 21.8% in the same period of the prior fiscal year.  Credit losses were lower for the nine month period for basically the same reasons described above for the three months ended January 31, 2010 and, again, were due to several factors and included lower losses experienced in most of the stores as the Company saw general improvements in the performance of its portfolio during the nine months ended January 31, 2010.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement) as a percentage of sales decreased 0.2% for the nine months ended January 31, 2010 from the same period of the prior fiscal year.  The decrease was attributable to lower average borrowings during the nine months ended January 31, 2010 as compared to the same period in the prior fiscal year ($33.1 million compared to $40.4 million), offset by a slight increase in the average interest rate.

The net gain for the Agreement reported as a credit to earnings in interest expense was $180,000 for the nine months ended January 31, 2010.  The net loss for the Agreement reported in earnings as interest expense was $1.56 million for the nine months ended January 31, 2009.  The fair value of the Agreement is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at January 31, 2010 at $1.3 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31,	April 30,
	2010	2009
Assets:
Finance receivables, net	$205,809	$182,041
Inventory	19,481	15,476
Property and equipment, net	20,721	19,346

Liabilities:
Accounts payable and accrued liabilities	16,019	16,270
Deferred payment protection plan revenue	8,113	7,353
Income taxes payable, net	752	308
Deferred tax liabilities, net	9,774	8,377
Revolving credit facilities and notes payable	35,123	29,839

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. In fiscal 2007, revenues increased 2.6% while finance receivables decreased 3.6% due to higher charge offs experienced during that year. In fiscal 2008, revenues increased 14.3% and finance receivables increased 16.6%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 14% during fiscal 2008. In fiscal 2009, revenues increased 8.9% and finance receivables increased 11.1%. After subtracting deferred revenue associated with the payment protection plan product, finance receivables increased 9.8% during fiscal 2009. The difference for 2009 relates to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price. The average term for installment sales contracts at January 31, 2010 was relatively flat as compared to January 31, 2009 (27.6 months for both periods).  Revenue growth results from same store revenue growth and the addition of new stores.  Going forward, it is anticipated that the historical experience of finance receivables growing slightly faster than revenues on a full year basis will continue.

During the nine months ended January 31, 2010, inventory increased 25.9% ($4 million) as compared to inventory at April 30, 2009, while revenue growth during the same period was 13.1%.  The increase resulted from increased sales volumes and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net increased $1.4 million during the nine months ended January 31, 2010 as compared to property and equipment, net, at April 30, 2009 as the Company incurred expenditures related to new stores as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $251,000 during the nine months ended January 31, 2010.  The decrease was due primarily to a decrease in cash overdrafts based on the timing of expenditures and a decrease in the fair value of the interest rate swap agreement, offset by increases in other components primarily tied to sales volume increases. Also, the unearned portion of the payment protection plan product, which was introduced in the first quarter of fiscal 2008, was $8.1 million at January 31, 2010, up from $7.4 million at April 30, 2009.

Deferred tax liabilities, net increased during the first nine months of fiscal 2010 by $1.4 million due primarily to the increase in finance receivables.

Income taxes payable, net, increased $444,000 during the nine months ended January 31, 2010 as compared to April 30, 2009 primarily due to the increase in pre-tax profits between periods.

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

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s statements of cash flows (in thousands):

	Nine Months Ended January 31,
	2010	2009
Operating activities:
Net income	$19,619	$12,818
Provision for credit losses	46,664	43,878
Losses on claims for payment protection plan	3,295	2,818
Unrealized (gain) loss for change in fair value of interest rate swap	(180)	1,560
Depreciation and amortization	1,243	1,009
Stock based compensation	1,729	1,639
Finance receivable originations	(212,114)	(188,497)
Finance receivable collections	121,941	108,748
Inventory	12,489	13,805
Accounts payable and accrued liabilities	1,585	(364)
Deferred payment protection plan revenue	760	2,478
Income taxes payable	444	5,077
Deferred income taxes	1,397	4,153
Accrued interest on finance receivables	(315)	(11)
Other	693	(1,182)
Total	(750)	7,929

Investing activities:
Purchase of property and equipment	(3,851)	(1,994)
Proceeds from sale of property and equipment	1,072	64
Total	(2,779)	(1,930)

Financing activities:
Debt facilities	5,284	(4,140)
Change in cash overdrafts	(1,656)	(2,556)
Dividend payments	(30)	(30)
Issuance of common stock	104	152
Exercise of stock options and warrants	-	301
Excess tax benefit from share-based compensation	-	453
Total	3,702	(5,820)
Increase in Cash	$173	$179

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

Cash flows from operations for the nine months ended January 31, 2010 compared to the same period in the prior fiscal year period were positively impacted by (i) higher sales volumes and higher gross margin percentages on those sales and, (ii) lower credit losses as a percentage of sales, offset by (iii) a significant decrease in the positive impact from current and deferred income taxes offset by (iv) the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protection plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $23.8 million during the first nine months of fiscal 2010 compared to $17 million for the prior year period.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross profit percentage and loan term in line with historical results, because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis. Management expects the availability of consumer credit within the subprime area automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages and overall loan terms remaining fairly consistent with recent experience but terms possibly increasing somewhat into the future.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its stores are located.  As of January 31, 2010, the Company leased approximately 70% of its store properties.  The Company expects to continue to lease the majority of the properties where its stores are located.

Car-Mart’s revolving credit facilities limit distributions from Car-Mart to the Company beyond (i) the repayment of an intercompany loan ($10.0 million at January 31, 2010), and (ii) dividends equal to 75% of Car-Mart’s net income.  At January 31, 2010, the Company’s assets (excluding its $165 million equity investment in Car-Mart) consisted of $1,900 in cash, $4.3 million in other net assets and a $10.0 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.

At January 31, 2010, the Company had $341,000 of cash on hand and an additional $23.5 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio by a percentage that is slightly larger than the percentage that its revenues grow, (ii) purchase property and equipment of approximately $4 million in the next 12 months in connection with refurbishing existing stores and adding new stores, and (iii) reduce debt to the extent excess cash is available.  In addition, the Company may use cash to repurchase its common stock.

The Company’s revolving credit facilities mature in April 2011.  The Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  The Company believes it will have adequate liquidity to satisfy its capital needs for the foreseeable future.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2010, the weighted average total loan term was 27.6 months with 19.4 months remaining. The reserve amount in the allowance for credit losses at January 31, 2010, $56 million, was 22% of the principal balance in Finance receivables of $261.6 million, less unearned payment protection plan revenue of $8.1 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the loan origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the unit charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.5 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance Receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.5 million.

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

Consolidation.  In May 2009, the FASB issued an update to the Consolidation topic.  The objective of this update is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this update requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Upon the adoption, $100,000 of preferred stock was classified as non-controlling interest within equity and the remaining $400,000 of preferred stock with a put provision was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

Derivatives and hedging.  In May 2009, the FASB issued an update to the derivates and hedging topic.  Due to the use and complexity of derivative instruments, there were concerns regarding the existing disclosure requirements around derivative instruments.  Accordingly, this update requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedging items are accounted for under this topic, and (iii) how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows.  This update did not have a material impact on the Company’s financial statements.

Fair value.  In August 2009, the FASB issued an update to the Fair Value topic. This update clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with this topic such as an income or market approach.  This update was effective upon issuance and it did not have a material impact on the Company’s financial statements.

Fair value.  In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for 1) transfers in and out of levels 1 and 2 and 2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

Seasonality

The Company’s third fiscal quarter (November through January) has historically been the slowest period for car and truck sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for car and truck sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, 2009, and 2010, tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the Company’s third quarter and the Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating profit for the year could be disproportionately large.

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

At January 31, 2010, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate (3.25% at January 31, 2010). An average decrease in future interest rates of 100 basis points from the prime lending rate at January 31, 2010, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately $550,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Condensed Consolidated Balance Sheet at January 31, 2010 would have increased by approximately $550,000 to approximately $1.9 million.

The Company had total indebtedness of $35.1 million outstanding at January 31, 2010. Of this amount, $8.0 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $80,000 and a corresponding decrease in net income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  As a point of reference, the rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company has charged interest on its loans originated in Arkansas at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At January 31, 2010, approximately 49% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures regarding interest rate risk have included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate the presentation of this information is no longer meaningful.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007.   (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

4.1
Ninth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated January 15, 2010, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Arvest Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Citizen’s Bank and Trust Company, Commerce Bank, N.A., and One Bank & Trust, N.A.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.2
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Bank of Arkansas, N.A., as lender.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.3
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Commerce Bank, N.A., as lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.4
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Enterprise Bank and Trust, as lender. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.5
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of First State Bank of Northwest Arkansas, as lender. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.6
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as lender. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.7
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Citizens Bank and Trust Company, as lender. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.8
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of One Bank and Trust, N.A. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.9
Seventh Amendment to Revolving Credit Agreement, dated January 15, 2010, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.10
Promissory Note dated January 15, 2010 by America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, in favor of Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

10.1
Amendment No. 1 to Employment Agreement Between America’s  Car-Mart, Inc. and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.2
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Eddie L. Hight.   (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.3
Amendment No. 1 to Employment Agreement Between America’s  Car-Mart, Inc. and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

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

By:           \s\ Jeffrey A. Williams
Jeffrey A. Williams
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: March 10, 2010

Exhibit Index

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007.   (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

4.1
Ninth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated January 15, 2010, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Arvest Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Citizen’s Bank and Trust Company, Commerce Bank, N.A., and One Bank & Trust, N.A.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.2
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Bank of Arkansas, N.A., as lender.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.3
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Commerce Bank, N.A., as lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.4
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Enterprise Bank and Trust, as lender. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.5
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of First State Bank of Northwest Arkansas, as lender. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.6
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as lender. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.7
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Citizens Bank and Trust Company, as lender. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.8
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of One Bank and Trust, N.A. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.9
Seventh Amendment to Revolving Credit Agreement, dated January 15, 2010, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

4.10
Promissory Note dated January 15, 2010 by America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, in favor of Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010).

10.1
Amendment No. 1 to Employment Agreement Between America’s  Car-Mart, Inc. and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.2
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Eddie L. Hight.   (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.3
Amendment No. 1 to Employment Agreement Between America’s  Car-Mart, Inc. and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

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