Form 10-K
period 2010-04-30
AMERICAS CARMART INC
filed 2010-06-18
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 0-14939
____________________
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
☐ Large accelerated filer            Accelerated filer    ☒
☐    Non-accelerated filer                  Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 30, 2009 was $212,858,231 (10,268,125 shares), based on the closing price of the registrant’s common stock of $20.73.
There were 11,284,900 shares of the registrant’s common stock outstanding as of June18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could, “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;

•	same dealership revenue growth;

•	future revenue growth;

•	receivables growth as related to revenue growth;

•	gross margin percentages;

•	interest rates;

•	future credit losses;

•	the Company’s business and growth strategies;

•	financing the majority of growth from profits; and

•	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;

•	the Company’s ability to underwrite and collect its loans effectively;

•	competition;

•	dependence on existing management;

•	availability of quality vehicles at prices that will be affordable to customers;

•	changes in lending laws or regulations, including but not limited to interest rates allowed in the state of Arkansas; and

•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2010, the Company operated 97 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its Buy Here/Pay Here used car operation using the same business model that has been developed by Car-Mart over the last 29 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating a Buy Here/Pay Here used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.2% in 2010 to a high of 29.1% in 2007 (average of 22.8%).  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation.  The Company’s dealerships will continue to operate on a decentralized basis.  Each dealership is ultimately responsible for buying (via an assigned corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the loans it originates in accordance with established policies and procedures (pricing, credit scoring,  maximum loan terms and down-payment requirements as well as other customer profile data are all monitored centrally). Most customers make their payments in person at one of the Company’s dealerships.  This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including credit scoring, establishing standards for down-payments and contract terms as well as an internal compliance function.

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.  In fiscal 2007 and into fiscal 2008, the Company decided to slow down its new dealership openings until operational initiatives showed positive results. The focus had been on improving performance of existing dealerships prior to opening significant numbers of new dealerships. Based on significant infrastructure investments made during the last three and one half years and the resulting favorable operating results in fiscal 2008, 2009 and 2010, the Company is once again looking to grow dealership count. The Company ended fiscal 2010 with 97 locations, a net increase of four locations over the prior year end and current plans are to add one dealership for every ten into the future. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,137 in fiscal 2010.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 27.7 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the negative macro-economic issues, have been positive related to recruitment of outside talent and the Company currently expects this to continue.

Cultivating Customer Relationships.  The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company.  A large percentage of sales at mature dealerships are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals.  By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment loan with the Company.  The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors.  These business strengths include:

Experienced and Motivated Management.  The Company’s executive operating officers have an average tenure of over 20 years.  Several of Car-Mart’s dealership managers have been with the Company for more than 10 years.  Each dealership manager is compensated, at least in part, based upon the net income of his or her dealership.  A significant portion of the compensation of senior management is incentive based and tied to operating profits.

Proven Business Practices.  The Company’s operations are highly structured.  While dealerships are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a dealership’s operations.  Detailed on-line operating manuals are available to assist the dealership manager and office, sales and collections personnel in performing their daily tasks.  As a result, each dealership is operated in a uniform manner.  Further, corporate office personnel monitor the dealerships’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

Low Cost Operator.  The Company has structured its dealership and corporate office operations to minimize operating costs.  The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services.  Associate compensation is standardized for each dealership position.  Other operating costs are closely monitored and scrutinized.  Technology is utilized to maximize efficiency.  The Company believes its operating costs as a percentage of revenues, or per unit sold, are among the lowest in the industry.

Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2010, the Company’s debt to equity ratio was 0.22 to 1.0 (Revolving credit facilities and notes payable divided by Total Stockholders Equity on the Consolidated Balance Sheet), which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

Significant Expansion Opportunities.  The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also successful in larger cities such as Tulsa, Oklahoma, Lexington, Kentucky, Springfield, Missouri and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the eight states and other contiguous states in which the Company currently operates to satisfy anticipated dealership growth for the next several years. As previously discussed, the Company plans to add one dealership for every ten going forward depending upon operational success. Existing dealerships will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

Operations

Operating Segment.  Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance Industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

Dealership Organization.  Dealerships are operated on a decentralized basis.  Each dealership is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment loans it originates.  Dealerships also maintain their own records and make daily deposits.  Dealership-level financial statements are prepared by the corporate office on a monthly basis.  Depending on the number of active customer accounts, a dealership may have as few as two or as many as 25 full-time associates employed at that location.  Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and dealership attendants.  Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.  The Company has both regular and satellite dealerships.  Satellite dealerships are similar to regular dealerships, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand alone financial statement, but rather is included in the financial results of the sponsoring regular dealership.

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2010, 2009 and 2008:

	Years Ended April 30,
	2010	2009	2008
Dealerships at beginning of year	93	91	92
New dealerships opened/acquired	5	2	3
Dealerships closed	(1)	-	(4)

Dealerships at end of year	97	93	91

Below is a summary of dealership locations by state as of April 30, 2010, 2009 and 2008:

	As of April 30,
Dealerships by State	2010	2009	2008
Arkansas	36	36	35
Oklahoma	20	17	17
Texas	14	13	13
Kentucky	8	9	9
Missouri	12	11	11
Indiana	1	1	1
Tennessee	1	1	1
Alabama	5	5	4

Total	97	93	91

Dealerships are typically located in smaller communities.  As of April 30, 2010, approximately 70% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing.  The Company purchases vehicles primarily through wholesalers, new car dealers, individuals and from auctions.  The majority of vehicle purchasing is performed by the Company’s buyers, although certain dealership managers are authorized to purchase vehicles.  A buyer will purchase vehicles for one to three dealerships depending on the size of the dealerships.  Buyers report to the dealership manager, or managers, for whom they make purchases, and to a regional purchasing director.  The regional purchasing directors report to the Vice President of Purchasing. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s buyers purchase vehicles between five and 10 years of age with 90,000 to 130,000 miles, and pay between $3,000 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus, Pontiac Grand Prix, Dodge Ram Pickup, Ford Explorer and the Ford Ranger.  The Company sells a significant number of trucks and sport utility vehicles. The Company’s buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 25 to 100 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 10 to 12 times each year.  Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a five month or 5,500 mile service contract for $395 which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers a payment protection plan product. This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises in local newspapers, on the radio and television.  In addition, the Company periodically conducts promotional sales campaigns in order to increase sales.

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 27.7 months), and annual interest charges ranging from 5.5% to 19% (weighted average of 13.4% at April 30, 2010). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the loan, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a credit scoring system and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level.  The majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle, although some customers send their payments through the mail.  Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company also has a corporate collections team, led by the Director of Collections Practices and Review, which monitors policies, procedures and the status of accounts at the dealership level.  The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due, the percentage of accounts three or more weeks past due, and for larger dealerships, one and two weeks past due, 15 to 44 days past due and 45-plus days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

New Dealership Openings.  Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities.  New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company currently intends to add one new location for every 10 existing locations into the future, subject to favorable operating performance.

The Company’s approach with respect to new dealership openings has been one of gradual development.  The manager in charge of a new dealership is normally a recently promoted associate who was an assistant manager at a larger dealership or a manager trainee.  The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. The facility may be of a modular nature or an existing structure.  Historically, new dealerships have operated with a low level of inventory and personnel.  As a result of the modest staffing level, the new dealership manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her dealership’s operations.  As the dealership develops and the customer base grows, additional staff is hired. Recently, the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new dealership openings have improved.

Typically, monthly sales levels at new dealerships are substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new dealerships can exceed 20% per year for a number of years.  Historically, mature dealerships typically experience annual sales growth, but at a lower percentage than new dealerships. However, in 2007 the Company did experience a decrease in sales at mature dealerships as it focused on improving the quality of sales in response to increased credit losses.  In 2008, the historical sales trend returned as operational initiatives showed success and the Company was able to support higher sales levels as a result. Sales have continued to increase in 2009 by 9.2% and in 2010 by 13% primarily due to same dealership growth.

New dealerships are generally provided with approximately $1 million to $2 million in capital from the corporate office during the first 12 to 24 months of operation.  These funds are used principally to fund receivables growth.  After this 12 to 24 month start-up period, new dealerships can typically become cash flow positive allowing for some continuing growth in receivables without additional capital from the corporate office. As these dealerships become cash flow positive a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, dealerships serves as an important operating discipline.  Essentially, dealerships must be profitable in order to grow and typically new dealerships are profitable within the first year of opening.

Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a vice president of purchasing, a sales director, a director of collections practices and review, compliance auditors, a vice president of human resources, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees dealership operations.  The Company’s dealerships transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company’s dealerships to inspect, review and comment on operations.  The corporate office assists in training new managers and other dealership level associates.  Compliance auditors visit dealerships quarterly to ensure policies and procedures are being followed and that the Company’s assets are being safe-guarded. In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a dealership’s performance. Also, bankrupt and legal action accounts and other accounts that have been written off at dealerships are handled by the corporate office in an effort to allow dealership personnel time to focus on more current accounts.

The Company’s dealership managers meet monthly on an area, regional or Company-wide basis.  At these meetings, corporate office personnel provide training and recognize achievements of dealership managers.  Near the end of every fiscal year, the respective area operations manager, regional vice president and senior management conduct “projection” meetings with each dealership manager.  At these meetings, the year’s results are reviewed and ranked relative to other dealerships, and both quantitative and qualitative goals are established for the upcoming year.  The qualitative goals may focus on staff development, effective delegation, and leadership and organization skills.  Quantitatively, the Company establishes unit sales goals and profit goals based on invested capital and, depending on the circumstances, may establish delinquency, account loss or expense goals.

The corporate office is also responsible for establishing policy, maintaining the Company’s management information systems, conducting compliance audits, orchestrating new dealership openings and setting the strategic direction for the Company.

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

Used Car Financing.  The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here/Pay Here dealers.  Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collections efforts.  There has been a further constriction in the financing sources that exist for the deep sub-prime automobile market during most of fiscal 2009 and 2010. Since the Company does not rely on securitizations as a financing source, it has been largely unaffected by the credit constrictions and has been able to continue to grow its revenue level and receivable base.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, 2009 and 2010 tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Regulation and Licensing

The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles.  Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate.  These laws also regulate advertising and sales practices.  The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws.  Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.  Additionally, the Company anticipates that it could be subject to new regulations in connection with federal legislation that is being considered by the United States Congress to establish a consumer financial protection agency with potentially broad regulatory powers over consumer credit products such as those offered by the Company.

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

Employees

As of April 30, 2010, the Company, including its consolidated subsidiaries, employed approximately 959 persons full time. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2010:

Name	Age	Position with the Company

William H. Henderson	46	Vice Chairman of the Board, President, Chief Executive Officer and Director

Eddie L. Hight	47	Chief Operating Officer

Jeffrey A. Williams	47	Chief Financial Officer, Vice President Finance and Secretary

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

Eddie L. Hight has served as Chief Operating Officer of the Company since May 2002.  From 1984 until May 2002, Mr. Hight held a number of positions at Car-Mart including Dealership Manager and Regional Manager.

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

Substantially all of the Company’s automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit.  Delinquency interrupts the flow of projected interest income and repayment of principal from a loan, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan or the vehicle cannot be recovered.  The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such loans.  Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks.  If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

From time to time, the Company has to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of the collateral securing loans.  The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change.  If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio which could adversely affect the Company’s financial condition and results of operations.

A reduction in the availability or access to sources of inventory would adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically in the last few years and this could potentially have a significant negative effect on the supply of vehicles available to the Company in future periods.

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

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company, or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.  Additionally, the Company anticipates that it could be subject to additional regulations in connection with federal legislation that is being considered by the United States Congress to establish a consumer financial protection agency with potentially broad regulatory powers over consumer credit products such as those offered by the Company

Inclement weather can adversely impact the Company’s operating results.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  However, interest rates charged on finance receivables originated in the State of Arkansas have, until recently, been limited to the federal primary credit rate (currently .75%) plus 5%.  In recent years, the rate charged to Arkansas customers was as high as 11.25%, in August 2007.  Typically, the Company has charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2010, approximately 48% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to our customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should Arkansas voters not approve the state constitutional amendment; the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eight states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Oklahoma, Texas, Kentucky and Missouri, with approximately 47% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s success depends upon the continued contributions of its management teams and the ability to attract and retain qualified employees.

The Company is dependent upon the continued contributions of its management teams.  Because the Company maintains a decentralized operation in which each dealership is responsible for buying and selling its own vehicles, making credit decisions and collecting loans it originates, the key employees at each dealership are important factors in the Company’s ability to implement its business strategy.  Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

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

Changes in the availability or cost of capital and working capital financing could adversely affect the Company’s growth and business strategies and the recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.

The Company generates cash from income from continuing operations.  The cash is primarily used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to make loans.  On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Any adverse changes in the  Company’s ability to borrow under revolving credit facilities or fixed interest term loans, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.  Further, the Company’s current credit facilities contain various reporting and financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

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

The Company’s growth is dependent upon the availability of suitable dealership sites.

The Company leases a majority of the properties where its dealerships are located.  If and when the Company decides to open new dealerships, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s dealership base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

The Company’s business is subject to seasonal fluctuations.

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales.   Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008, 2009 and 2010 tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2010, the Company leased approximately 70% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Arkansas, Oklahoma, Texas, Kentucky and Missouri.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol CRMT.  The following table sets forth, by fiscal quarter, the high and low sales prices reported by NASDAQ for the Company's common stock for the periods indicated.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First quarter	$21.98	13.93	$21.33	$13.55
Second quarter	25.69	18.37	23.12	12.04
Third quarter	27.25	20.17	16.70	6.88
Fourth quarter	27.32	22.27	17.01	8.79

As of June 18, 2010, there were approximately 967 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2005 and ending on April 30, 2010.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2005.

The dollar value at April 30, 2010 of $100 invested in the Company’s common stock on April 30, 2005 was $119.82, compared to $132.14 for the Automobile Index described above and $129.99 for the NASDAQ Market Index (U.S. Companies).

Dividend Policy

Since its inception, the Company has paid no cash dividends on its common stock.  The Company currently intends for the foreseeable future to continue its policy of retaining earnings to finance future growth.  Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant.  The Company is also limited in the amount of dividends or other distributions it can make to its shareholders without the consent of Car-Mart’s lender.  Please see “Liquidity and Capital Resources” under Item 7 of Part II for more information regarding this limitation.

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors and announced on February 25, 2010. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (1)
February 1, 2010 to February 28, 2010	40,172	$ 23.54	40,172	1,000,000
March 1, 2010 to March 31, 2010	306,125	$ 25.53	306,125	693,875
April 1, 2010 to April 30, 2010 (2)	85,549	$ 24.50	80,000	613,875
Total	431,846	$ 25.14	426,297	613,875

(1)     The above described stock repurchase program has no expiration date.

(2)    5,549 of the shares purchased during April 2010 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, all of these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2010	2009	2008	2007	2006

Revenues	$338,930	$298,966	$274,631	$240,334	$234,207

Net income attributable to common stockholders	$26,799	$17,906	$15,033	$4,232	$16,705

Diluted earnings per share from continuing operations	$2.27	$1.52	$1.26	$0.35	$1.39

Total assets	$251,272	$219,624	$200,589	$173,598	$177,613
Total debt	$38,766	$29,839	$40,337	$40,829	$43,588
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$176,190	$157,077	$137,322	$123,828	$119,351
Shares outstanding	11,338	11,729	11,688	11,875	11,848
_________________________________

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2010, the Company operated 97 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years (average 15%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 13.4% for the fiscal year ending April 30, 2010 compared to fiscal 2009 primarily due to a 12.2% increase in retail units sold, a 0.9% increase in average retail sales price and a 17.7% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in 2010 and 29.1% in 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses have again continued into fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.

The primary reason for the improvement in credit losses in recent years relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more timely oversight and providing for more accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tend to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2010 was 43.9%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (43-44% range).

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives.  The Company has added resources to recruit, train and develop personnel, especially personnel targeted to fill dealership manager positions.  The Company expects to continue to invest in the development of its workforce in fiscal 2011 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2010	2009
	Years Ended April 30,			vs.	vs.	As a % of Sales
Operating Statement:	2010	2009	2008	2009	2008	2010	2009	2008
Revenues:
Sales	$308,756	$273,340	$250,337	13.0%	9.2%	100.0%	100.0%	100.0%
Interest income and other	30,174	25,626	24,294	17.7	5.5	9.8	9.4	9.7
Total	338,930	298,966	274,631	13.4	8.9	109.8	109.4	109.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	173,106	155,668	144,537	11.2%	7.7%	56.1	57.0	57.7
SG&A	57,207	51,093	47,223	12.0	8.2	18.5	18.7	18.9
Provision for credit loss	62,277	58,807	55,046	5.9	6.8	20.2	21.5	22.0
Interest expense	2,319	4,006	2,947	(42.1)	35.9	.8	1.5	1.2
Depreciation and amortization	1,694	1,395	1,148	21.4	21.5	.5	.5	.5
Loss on dealership closures & Disposals	375	-	527	-	-	.1	-	.2
Total	296,978	270,969	251,428	9.6	7.8	96.2	99.1	100.5

Income before taxes	$41,952	$27,997	$23,203	49.8	20.7	13.6	10.2	9.3

Operating Data:
Retail units sold	32,196	28,698	27,207	12.2%	5.5%
Average dealerships in operation	95	92	93	3.3	(1.1)
Average units sold per Dealership	339	312	293	8.6	6.5
Average retail sales price	$9,137	$9,056	$8,690	0.9	4.2
Same store revenue growth	11.2%	8.3%	13.0%
Receivables average yield	12%	11.4%	12.7%

2010 Compared to 2009

Total revenues increased $40.0 million, or 13.4%, in fiscal 2010 as compared to fiscal 2009, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($32.6 million), (ii) dealerships opened during fiscal 2009 or dealerships that opened or closed a satellite location during fiscal 2009 ($1.4 million), (iii) revenues from dealerships opened during fiscal 2010 ($6.0 million).

Revenues increased 13.4% in fiscal 2010 as compared to revenue growth of 8.9% in fiscal 2009.  The increase in revenue for fiscal 2010 is attributable to (i) a 12.2% increase in retail unit volumes together with a 0.9% increase in the average unit sales price, (ii) a 17.7% increase in interest and other income and, (iii) a $1.1 million increase in wholesale sales.

Cost of sales, as a percentage of sales, decreased to 56.1% in fiscal 2010 from 57.0% in fiscal 2009. The Company’s cost of sales as a percentage of sales was positively affected by a slightly lower percentage and significantly improved results for wholesale sales, due to favorable market conditions, as well as improvements in retail pricing efficiencies when compared to the prior year.  Wholesale sales, for the most part, relate to repossessed vehicles sold at or near cost.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the loan terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in domestic new car sales, which results in higher purchase costs for the Company.

Selling, general and administrative expense, as a percentage of sales, decreased 0.2% to 18.5% in fiscal 2010 from 18.7% in fiscal 2009.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $6.1 million from fiscal 2009, which consisted primarily of increased payroll costs. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program, where the Company has significantly increased its investment over the last year in order to have a sufficient level of qualified associates in this program to support growth and cover attrition needs.  At the dealership level, market-based pay adjustments for certain positions have been made to reduce turnover and to attract qualified associates. Additionally, many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Also, stock based compensation was up approximately $600,000 for fiscal 2010 compared to fiscal 2009.

Provision for credit losses, as a percentage of sales, decreased 1.3% to 20.2% in fiscal 2010 from 21.5% in fiscal 2009.  The Company is benefiting from better execution of its collection practices, which is offsetting negative macro-economic issues that were prevalent during most of fiscal 2010. Turnover at the dealership level for collection positions is down between years which is having a positive effect on results. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement described below) as a percentage of sales decreased 0.1% to 0.8% for fiscal 2010 compared to fiscal 2009.  The decrease was attributable to lower average borrowings during fiscal 2010

($33.0 million for fiscal 2010 compared to $37.7 million for fiscal 2009), offset by an increase in the overall average interest rate.

The Company has an interest rate swap agreement (the “Agreement”) which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Because the Company currently intends to hold the interest rate swap until its maturity in May 2013, the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net income for the Agreement reported in earnings as interest income was $155,000 for fiscal 2010 compared to net expense of $1.5 million for fiscal 2009.  The fair value of the Agreement is included in accrued liabilities on the Company’s Consolidated Balance Sheet as of April 30, 2010 at $1.4 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected as interest expense.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

2009 Compared to 2008

Revenues increased $24.3 million, or 8.9%, in fiscal 2009 as compared to fiscal 2008, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($20.9 million), (ii) dealerships opened during fiscal 2008 or dealerships that opened or closed a satellite location during fiscal 2009 or fiscal 2008 ($3.4 million), (iii) revenues from dealerships opened during fiscal 2009 ($.8 million) offset by a $.8 million decrease in revenues for a dealership that closed in fiscal 2008.

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

Selling, general and administrative expense, as a percentage of sales, decreased 0.2% to 18.7% in fiscal 2009 from 18.9% in fiscal 2008.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall expenses increased $3.9 million from fiscal 2008, which consisted primarily of increased payroll costs. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Collections areas. Human Resources includes the Company’s Manager in Training Program, the entry level point for future dealership managers. The Company significantly increased its investment in the Manager in Training program throughout fiscal 2009. Additionally, the Company increased its investment in its training department during fiscal 2009 to ensure that associates possess the appropriate skills and are well trained in serving customers. At the dealership level during fiscal 2009, the Company made market-based pay adjustments for certain positions in an effort to reduce turnover and to attract qualified associates. Also, stock based compensation was $2.1 million in fiscal 2009 compared to $1.6 million in fiscal 2008.

Provision for credit losses, as a percentage of sales, decreased 0.5% to 21.5% in fiscal 2009 from 22.0% in fiscal 2008.  Credit losses in fiscal 2009 were positively affected by lower losses during the first three quarters of 2009 offset by a slightly higher loss rate for the fourth fiscal quarter (20.8% for the fourth quarter of fiscal 2009 compared to 20.0% for the fourth quarter of fiscal 2008). The Company is benefiting from better execution of its collection practices, which is offsetting negative macro-economic issues that were prevalent during most of fiscal 2009. Turnover at the dealership level for collection positions is down between years which is having a positive effect on results. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is also having a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement described above) as a percentage of sales decreased 0.3% to 0.9% for fiscal 2009 compared to fiscal 2008.  The decrease was attributable to lower average interest rates during fiscal 2009 as well as a slight decrease in average borrowings ($37.7 million for fiscal 2009 compared to $38.0 million for fiscal 2008).  The decrease in interest rates is attributable to decreases in the prime interest rate of the Company’s lender, as the interest rate under the Company’s revolving credit facilities fluctuate with the prime interest rate of its lender.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2010, 2009 and 2008 (in thousands):

	April 30,
	2010	2009	2008
Assets:
Finance receivables, net	$205,423	$182,041	$163,344
Inventory	20,367	15,476	13,532
Property and equipment, net	22,722	19,346	18,140

Liabilities:
Accounts payable and accrued liabilities	18,471	16,270	14,434
Deferred payment protection plan revenue	8,229	7,353	4,631
Deferred tax liabilities, net	9,193	8,377	3,465
Revolving credit facilities & notes payable	38,766	29,839	40,337

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. The following table shows receivables growth compared to revenue growth.  The difference for fiscal 2009 relates primarily to lower net charge-offs and a slightly longer weighted average loan term due mostly to an increase in the average retail sales price.  The average term for installment sales contracts at April 30, 2010 was relatively flat as compared to April 30, 2009 (27.7 months vs. 27.6 months), and collections were up significantly which led to receivables growth being lower than revenue growth for fiscal 2010.  Revenue growth results from same store revenue growth and the addition of new dealerships.  Going forward, it is anticipated that growth in finance receivables will approximate or even be slightly less than revenue growth on an annual basis.

	Year Ended April 30,
	2010	2009	2008

Growth in finance receivables, net of deferred payment protection plan revenue	12.9%	10.1%	14.0%
Revenue growth	13.4%	8.9%	14.3%

In fiscal 2010, inventory increased 31.6% ($4.9 million) as compared to revenue growth of 13.4%.  The increase resulted primarily from (i) slightly higher overall price increases for the type of vehicle the Company purchases for resale, (ii) the Company’s desire to offer a broad mixture and increased quantities of vehicles to adequately serve its expanding retail customer base and (iii) new dealership openings. The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net increased $3.4 million in fiscal 2010 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased $2.2 million in fiscal 2010 due primarily to increased payables related to higher inventory levels and other volume related expenditures as well as increased compensation payable as a result of the increased profit levels.

The unearned portion of the payment protection plan product increased $0.9 million in fiscal 2010.  This product was introduced in the first quarter of fiscal 2008.

Deferred tax liabilities, net increased $816,000 in fiscal 2010 primarily due to increased finance receivables, partially offset by deferred tax assets related to the increased accrued liabilities and increased share based compensation.  In fiscal 2009, the Company benefitted from a $4.9 million increase in deferred income taxes and a $4.2 million positive change in current income taxes, primarily related to refunds from prior year taxes paid.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2010 the Company had a $8.9 million net increase in borrowings under the revolving credit facility & notes payable to help finance receivables growth, capital expenditures and common stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2010	2009	2008
Operating activities:
Net income	$26,839	$17,946	$15,073
Provision for credit losses	62,277	58,807	55,046
Losses on claims for payment protection plan	4,504	4,061	1,871
Depreciation and amortization	1,694	1,395	1,148
Stock based compensation	2,727	2,112	1,600
Unrealized loss (gain) for change in fair market value of interest rate swap	(155)	1,522	-
Finance receivable originations	(283,626)	(252,879)	(230,920)
Finance receivable collections	169,902	149,357	129,232
Inventory	18,740	20,024	20,249
Current Income Taxes	(151)	4,161	(1,390)
Deferred Income Taxes	816	4,912	3,130
Accrued Interest on Finance Receivables	(183)	55	(139)
Deferred payment protection plan revenue	876	2,722	4,631
Accounts payable and accrued liabilities	3,402	1,214	3,690
Other	455	(1,091)	(106)
Total	8,117	14,318	3,115

Investing activities:
Purchase of property and equipment	(6,465)	(2,664)	(2,559)
Proceeds from sale of property and equipment	1,020	62	112
Proceeds from sale of finance receivables related to dealership	-	-	343
Total	(5,445)	(2,602)	(2,104)

Financing activities:
Debt facilities, net	8,927	(10,498)	(492)
Change in cash overdrafts	(1,046)	(900)	2,556
Purchase of common stock	(10,857)	(1,181)	(3,538)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	444	918	399
Total	(2,572)	(11,701)	(1,115)

Change in cash	$100	$15	$(104)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest rates on finance receivables, (iii) gross profit percentages on vehicle sales, and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2010 were positively impacted by (i) higher sales volumes and higher gross margin percentages on those sales, (ii) lower credit losses as a percentage of sales, (iii) increased accounts payable and accrued liabilities, offset by a significant decrease in the positive impact from current and deferred income taxes as well as the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $23.4 million during fiscal 2010.

Cash flows from operations in fiscal 2009 were positively impacted by (i) higher sales volumes and higher gross margin percentages on those sales, (ii) lower credit losses as a percentage of sales, (iii) improvements in current and deferred income taxes which resulted from the effect of an increase in the finance receivables as well as refunds from prior year taxes paid, (iv) increases in liabilities for fiscal 2009 resulting from increased sales levels, the deferred payment protection plan revenue and the liability associated with the interest rate swap agreement, offset by the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $18.7 million during fiscal 2009.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross profit percentage and loan term in line with historical results, because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis.  Management also expects the availability of consumer credit within the automotive industry to continue to be constricted, especially in the deep subprime area, when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 43-44% range and overall loan terms remaining fairly consistent with recent experience but increasing somewhat into the future.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have a significant effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 20-22% of sales. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2010, the Company leased approximately 70% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

Car-Mart of Arkansas’ credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($2.9 million at April 30, 2010), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2010, the Company’s net assets (excluding its $173 million equity investment in Car-Mart of Arkansas) consisted of $1,000 in cash, $0.3 million in other net assets and a $2.9 million receivable from Car-Mart of Arkansas.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

At April 30, 2010, the Company had $268,000 of cash on hand and an additional $19.6 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in April 2011 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $4 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2010, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving lines of credit	$31,944	$31,944	$-	$-	$-
Notes payable	6,822	945	2,111	2,443	1,323
Interest payments	1,623	469	717	385	52
Operating leases	31,792	3,095	6,161	5,735	16,801

Total	$72,181	$36,453	$8,989	$8,563	$18,176

We calculate estimated interest payments for the long term debt using the applicable rates and payment dates.  We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

The above excludes estimated interest payments on the Company’s revolving line of credit and the interest payments on the interest rate swap agreement.  The Company paid $1.0 million in interest payments on the revolving line of credit and $695,000 in interest on the interest rate swap agreement in fiscal 2010.

The $31.8 million of operating lease commitments includes $5.5 million of non-cancelable lease commitments under the primary lease terms, and $26.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 70% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2010, 2009 and 2008, rent expense for all operating leases amounted to approximately $3.5 million, $3.0 million and $2.7 million, respectively.

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

The IRS recently concluded the previously reported examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (PPP) revenue associated with the sale of certain receivables is subject to the acceleration of advance payments provision of the Internal Revenue Code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, just the timing of required tax payments.

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the Consolidated Financial Statements in Item 8 relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s accounting policies are discussed in Note B to the Consolidated Financial Statements in Item 8.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At April 30, 2010, the weighted average total loan term was 27.7 months with 19.6 months remaining. The reserve amount in the allowance for credit losses at April 30, 2010, $55.6 million, was 22% of the principal balance in Finance receivables of $261.0 million, less unearned payment protection plan revenue of $8.2 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the loan origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.8 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $2.6 million.

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

Codification of GAAP.  Effective July 1, 2009, the Company adopted the Accounting Standards Codification™ (the “Codification”).  The Codification is the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature in one place.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the Codification did not have a material impact on the Company’s financial statements.

Consolidation.  In May 2009, the FASB issued an update to the Consolidation topic.  The objective of this update is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  Accordingly this update requires the ownership interests in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the Consolidated Balance Sheet within equity but separate from the parent’s and requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Upon the adoption, $100,000 of preferred stock was classified as non-controlling interest within equity and the remaining $400,000 of preferred stock with a put provision was classified in the mezzanine section. The dividends associated with the entire preferred stock were reflected as a reduction to net income to arrive at net income attributable to the common stockholders. The presentation of the preferred stock has been applied retroactively for all periods.

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

In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for (i) transfers in and out of levels 1 and 2 and (ii) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3.

The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results.  However, recent purchase price increases for vehicles, most pronounced over the last three fiscal years, have had a negative effect on the Company’s gross profit percentages when compared to past years. This is due to the fact that the Company focuses on keeping payments affordable to its customer base and at the same time ensuring that the term of the loan matches the economic life of the vehicle.

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

At April 30, 2010, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate (3.25% at April 30, 2010). An average decrease in future interest rates of 100 basis points from the rate at April 30, 2010, would have resulted in an additional expense, reflected within Interest expense on the Consolidated Statement of Operations, of approximately  $529,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Consolidated Balance Sheet at April 30, 2010 would have increased by approximately $529,000 to approximately $1.9 million.

The Company had total indebtedness of $38.8 million outstanding at April 30, 2010. Of this amount, $11.9 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $119,000 and a corresponding decrease in net income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  As a point of reference the rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company had charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment, the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.    At April 30, 2010, approximately 48% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures under Item 7A included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate that presentation is no longer meaningful.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2010 and 2009

Consolidated Statements of Operations for the years ended April 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended April 30, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity for the years ended April 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 18, 2010 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 18, 2010

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2010	April 30, 2009
Assets:
Cash and cash equivalents	$268	$168
Accrued interest on finance receivables	961	778
Finance receivables, net	205,423	182,041
Inventory	20,367	15,476
Prepaid expenses and other assets	1,176	1,460
Goodwill	355	355
Property and equipment, net	22,722	19,346
	$251,272	$219,624

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$5,796	$3,928
Deferred payment protection plan revenue	8,229	7,353
Accrued liabilities	12,675	12,342
Income taxes payable, net	23	308
Deferred tax liabilities, net	9,193	8,377
Revolving credit facilities and notes payable	38,766	29,839
Total liabilities	74,682	62,147

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,268,807 and 12,228,465 shares issued and outstanding at April 30, 2010 and 2009	123	122
Additional paid-in capital	43,483	40,313
Retained earnings	150,012	123,213
Less: Treasury stock, at cost, (931,130 and 499,284 shares at April 30, 2010 and 2009)	(17,528)	(6,671)
Total stockholders’ equity	176,090	156,977
Non-controlling interest	100	100
Total equity	176,190	157,077

	$251,272	$219,624

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2010	2009	2008
Revenues:
Sales	$308,756	$273,340	$250,337
Interest and other income	30,174	25,626	24,294
	338,930	298,966	274,631

Costs and expenses:
Cost of sales, excluding depreciation shown below	173,106	155,668	144,537
Selling, general and administrative	57,207	51,093	47,223
Provision for credit losses	62,277	58,807	55,046
Interest expense	2,319	4,006	2,947
Depreciation and amortization	1,694	1,395	1,148
Loss on dealership closures/sale of property and equipment	375	-	527
	296,978	270,969	251,428

Income before taxes	41,952	27,997	23,203

Provision for income taxes	15,113	10,051	8,130

Net income	$26,839	$17,946	$15,073

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$26,799	$17,906	$15,033

Earnings per share:
Basic	$2.29	$1.52	$1.27
Diluted	$2.27	$1.52	$1.26

Weighted average number of shares outstanding:
Basic	11,681,880	11,747,183	11,825,657
Diluted	11,815,629	11,806,732	11,907,321

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
	2010	2009	2008
Operating activities:
Net income	$26,839	$17,946	$15,073

Adjustments to reconcile net income from operations
to net cash provided by operating activities:
Provision for credit losses	62,277	58,807	55,046
Losses on claims for payment protection plan	4,504	4,061	1,871
Depreciation and amortization	1,694	1,395	1,148
Loss (gain) on sale of property and equipment	375	(10)	203
Allowance related to acquisition of business, net change	(70)	-	-
Stock based compensation	2,727	2,112	1,600
Unrealized loss (gain) for change in fair value of interest rate swap	(155)	1,522	-
Deferred income taxes	816	4,912	3,130
Changes in operating assets and liabilities:
Finance receivable originations	(283,626)	(252,879)	(230,920)
Finance receivable collections	169,902	149,357	129,232
Accrued interest on finance receivables	(183)	55	(139)
Inventory	18,740	20,024	20,249
Prepaid expenses and other assets	284	(628)	(232)
Accounts payable and accrued liabilities	3,402	1,214	3,690
Deferred payment protection plan revenue	876	2,722	4,631
Income taxes payable	(151)	4,161	(1,390)
Excess tax benefit from share-based payments	(134)	(453)	(77)
Net cash provided by operating activities	8,117	14,318	3,115

Investing activities:
Purchase of property and equipment	(6,465)	(2,664)	(2,559)
Proceeds from sale of property and equipment	1,020	62	112
Proceeds from sale of finance receivables related to dealership closure	-	-	343
Net cash used in investing activities	(5,445)	(2,602)	(2,104)

Financing activities:
Exercise of stock options and warrants	200	301	205
Excess tax benefits from stock based compensation	134	453	77
Issuance of common stock	110	164	117
Purchase of common stock	(10,857)	(1,181)	(3,538)
Dividend payments	(40)	(40)	(40)
Change in cash overdrafts	(1,046)	(900)	2,556
Proceeds from notes payable	-	15	-
Principal payments on notes payable	(2,106)	(836)	(769)
Proceeds from revolving credit facilities	122,462	90,015	78,405
Payments on revolving credit facilities	(111,429)	(99,692)	(78,128)
Net cash used in financing activities	(2,572)	(11,701)	(1,115)

Increase (decrease) in cash and cash equivalents	100	15	(104)
Cash and cash equivalents at: Beginning of period	168	153	257

End of period	$268	$168	$153

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2010, 2009 and 2008

			Additional			Non
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2007	11,985,958	$120	$35,286	$90,274	$(1,952)	$100	$123,828

Issuance of common stock	10,273	-	117	-	-	-	117
Stock options/warrants exercised	55,898	1	204	-	-	-	205
Purchase of 292,691 treasury shares	-	-	-	-	(3,538)	-	(3,538)
Tax benefit of options exercised	-	-	77	-	-	-	77
Stock based compensation	39,499	-	1,600	-	-	-	1,600
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	15,073	-	-	15,073

Balance at April 30, 2008	12,091,628	$121	$37,284	$105,307	$(5,490)	$100	$137,322

Issuance of common stock	11,517	-	164	-	-	-	164
Stock options/warrants exercised	85,821	1	300	-	-	-	301
Purchase of 95,343 treasury shares	-	-	-	-	(1,181)	-	(1,181)
Tax benefit of options exercised	-	-	453	-	-	-	453
Stock based compensation	39,499	-	2,112	-	-	-	2,112
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	17,946	-	-	17,946

Balance at April 30, 2009	12,228,465	$122	$40,313	$123,213	$(6,671)	$100	$157,077

Issuance of common stock	5,426	-	110	-	-	-	110
Stock options/warrants exercised	11,250	-	200	-	-	-	200
Purchase of 431,846 treasury shares	-	-	-	-	(10,857)	-	(10,857)
Tax benefit of options exercised	-	-	134	-	-	-	134
Stock based compensation	23,666	1	2,726	-	-	-	2,727
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	26,839	-	-	26,839

Balance at April 30, 2010	12,268,807	$123	$43,483	$150,012	$(17,528)	$100	$176,190

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Buy Here/Pay Here” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2010, the Company operated 97 dealerships located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Buy Here/Pay Here segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 47% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in April 2011.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($2.9 million at April 30, 2010), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At April 30, 2010, the Company’s assets (excluding its $173 million equity investment in Car-Mart of Arkansas) consisted of $1,000 in cash, $0.3 million in other net assets and a $2.9 million receivable from Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees. Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($961,000 and $778,000 at April 30, 2010 and 2009, respectively), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2010 2.7% of the Company’s finance receivable balances were 30 days or more past due compared to 2.8% at April 30, 2009.

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

At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 62 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2010 or 2009.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized.  There was no impairment of goodwill during fiscal years 2010, 2009 or 2008.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold the amount recognized in the financial statements is the largest benefit that has a greater then 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company applies this methodology to all tax positions for which the statute of limitations remains open.

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

The Internal Revenue Service (“IRS”) recently concluded the previously reported examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRS code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, just the timing of required tax payments.

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2010 and 2009, respectively.

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

Sales consists of the following for the years ended April 30, 2010, 2009 and 2008:

	Years Ended April 30,
(In thousands)	2010	2009	2008

Sales – used autos	$273,584	$241,723	$222,772
Wholesales – third party	14,568	13,451	13,911
Service contract sales	11,452	10,274	10,044
Payment protection plan revenue	9,152	7,892	3,610

Total	$308,756	$273,340	$250,337

At April 30, 2010 and 2009, finance receivables more than 90 days past due were approximately $134,000 and $89,000, respectively. Late fee revenues totaled approximately $1.8 million, $1.4 million and $1.3 million for the fiscal years ended 2010, 2009 and 2008, respectively.  Late fee revenue is recognized when collected and is reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $2.9 million, $2.8 million and $2.9 million for the years ended April 30, 2010, 2009 and 2008, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $171,000, $156,000, and $153,000 to the plans for the years ended April 30, 2010, 2009 and 2008, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2010, 2009 and 2008 were not material. A total of 200,000 shares were registered and 180,402 remain available for issuance at April 30, 2010.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and nonvested stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock-based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black Scholes option pricing model to determine the fair value of stock option awards.  The Company may issue either new shares or treasury shares upon exercise of these awards.  Stock-based compensation plans, related expenses, and assumptions used in the Black Scholes option pricing model are more fully described in Note K.

Warrants

The Company had no remaining outstanding stock purchase warrants as of April 30, 2010 or 2009.  During the year ended April 30, 2009, warrants for 18,750 shares were exercised with an intrinsic value of $60,000.

Treasury Stock

The Company purchased 431,846, 95,343, 292,691 shares of its common stock to be held as treasury stock for a total cost of $10.9 million, $1.2 million and $3.5 million during the years ended April 30, 2010, 2009 and 2008, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Account Pronouncements

In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for (i) transfers in and out of levels 1 and 2 and (ii) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2010 presentation.  Upon adoption of the update to the Consolidation topic during the first quarter of fiscal 2010, $100,000 of the Company’s subsidiary’s mandatorily redeemable preferred stock was reclassified as a non-controlling interest within equity and $400,000 of the mandatorily redeemable preferred stock with a put was reclassified in the mezzanine section.  The dividends associated with the preferred stock are reflected as a reduction to net income to arrive at net income attributable to common stockholders. The presentation of the preferred stock was applied retroactively for all periods presented.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19%

per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables as of April 30, 2010 and 2009 are as follows:

	Years Ended April 30,
(In thousands)	2010	2009

Gross contract amount	$292,498	$254,372
Less unearned finance charges	(31,447)	(23,021)

Principal balance	261,051	231,351
Less allowance for credit losses	(55,628)	(49,310)

Finance receivables, net	$205,423	$182,041

Changes in the finance receivables, net for the years ended April 30, 2010, 2009 and 2008 are as follows:

	Years Ended April 30,
(In thousands)	2010	2009	2008

Balance at beginning of year	$182,041	$163,344	$139,194
Finance receivable originations	283,626	252,879	230,920
Allowance related to acquisition of business, net change	70	11	-
Finance receivable collections	(169,902)	(149,357)	(129,232)
Provision for credit losses	(62,277)	(58,807)	(55,046)
Dealership closure	-	-	(522)
Losses on claims for payment protection plan	(4,504)	(4,061)	(1,871)
Inventory acquired in repossessions and payment protection plan claims	(23,631)	(21,968)	(20,099)

Balance at end of year	$205,423	$182,041	$163,344

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2010, 2009 and 2008 are as follows:

	Years Ended April 30,
(In thousands)	2010	2009	2008

Balance at beginning of year	$49,310	$44,809	$39,325
Provision for credit losses	62,277	58,807	55,046
Allowance related to acquisition of business, net change	(70)	(11)	(236)
Charge-offs, net of recovered collateral	(55,889)	(54,295)	(49,326)

Balance at end of year	$55,628	$49,310	$44,809

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for fiscal 2010 tempered to an extent by the lower relative charge-off amounts.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charge to the provision.  Collections as a percentage of average finance receivables were positive and fairly consistent between years limiting somewhat the required additions to the allowance.  Also, delinquencies greater than 30 days were lower in 2010, at 2.7%, which served to offset the higher additions resulting from increased sales volumes.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect.  While overall macro-economic factors were somewhat less favorable during fiscal 2010, operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most of the Company’s customers were positive as related to credit results when compared to the prior year.  Additionally, gasoline and staple item prices were generally lower during fiscal 2010 as compared to the prior year which has a positive effect on credit results.

D - Property and Equipment

A summary of property and equipment as of April 30, 2010 and 2009 is as follows:

	April 30,
(In thousands)	2010	2009

Land	$5,924	$5,740
Buildings and improvements	9,412	7,443
Furniture, fixtures and equipment	6,261	4,816
Leasehold improvements	7,822	6,100
Construction in Progress	455	458
Less accumulated depreciation and amortization	(7,152)	(5,211)
	$22,722	$19,346

E - Accrued Liabilities

A summary of accrued liabilities as of April 30, 2010 and 2009 is as follows:

	April 30,
(In thousands)	2010	2009

Compensation	$4,251	$3,703
Cash overdraft (see Note B)	610	1,656
Deferred service contract revenue (see Note B)	2,670	2,465
Deferred sales tax (see Note B)	1,613	1,224
Interest rate swap	1,367	1,522
Interest	147	121
Other	2,017	1,651
	$12,675	$12,342

F – Debt Facilities

A summary of the Company’s debt facilities is as follows:

Revolving Credit Facilities (in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	April 30, 2010	April 30, 2009

Bank of Oklahoma	$51.5 million	Prime +/-	Apr 2011	$ 31,944	$ 20,911

On February 1, 2010, the Company amended its revolving credit facilities.  The amendments served to extend the due date one year to April 30, 2011.  In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $6.8 million and $7.9 million at April 30, 2010 and 2009, respectively.  The combined commitment available under the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of the Company, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at April 30, 2010 and April 30, 2009 was 4.25%. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at April 30, 2010.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2010, the Company could have drawn an additional $19.6 million under its facilities.

The Company also had a $1.0 million term loan secured by the corporate aircraft.  The aircraft was sold in 2010 and the related loan was paid off.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at April 30, 2010). The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The Agreement is not designated as a hedge by Company management; therefore, the gain (loss) on the Agreement is reported in earnings.  The net income for the Agreement reported in earnings as interest expense was $155,000 for the year ended April 30, 2010 and a net loss of $1.5 million was reported as interest expense for the year ended April 30, 2009.  The fair value of the Agreement is included in accrued liabilities on the consolidated balance sheet and was $1.4 million at April 30, 2010 and $1.5 million at April 30, 2009.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected in interest expense.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.  The following table summarizes the valuation of the Company’s financial instrument by pricing levels:

Fair Value Measurements Using
(in thousands)	Quoted prices inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest Rate Swap at April 30,2010	-	$ (1,367)	-
Interest Rate Swap at April 30, 2009	-	$ (1,522)	-

Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2010 and 2009:

	April 30, 2009		April 30, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$268	$268	$168	$168
Finance receivables, net	205,423	163,157	182,041	144,594
Accounts payable	5,796	5,796	3,928	3,928
Revolving credit facilities	31,944	31,944	20,911	20,911
Notes payable	6,822	6,822	8,928	8,928

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has recently bought and sold portfolios, and has had a recent third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at April 30, 2010, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings.

Notes payable	The fair value approximates carrying value due to the nature of the collateral and the fairly recent placement of the debt.

 H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2010	2009	2008
Provision for income taxes
Current	$14,297	$5,139	$5,000
Deferred	816	4,912	3,130
	$15,113	$10,051	$8,130

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2010	2009	2008

Tax provision at statutory rate	$14,264	$9,505	$8,091
State taxes, net of federal benefit	876	820	56
Other, net	(27)	(274)	(17)
	$15,113	$10,051	$8,130

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2010 and 2009 were as follows:

	April 30,
(In thousands)	2010	2009
Deferred tax liabilities related to:
Finance receivables	$14,528	$$12,471
Property and equipment	232	636
Total	14,760	13,107

Deferred tax assets related to:
Accrued liabilities	1,891	1,752
Inventory	957	634
Share based compensation	1,797	900
Interest rate swap	504	564
Payment protection plan	418	281
Tax carry-forwards	0	599
Total	5,567	4,730

Deferred tax liabilities, net	$$9,193	$8,377

At April 30, 2009 the tax carry-forwards represented various state deferred tax assets that were to expire in 2028. The Company utilized all of these tax carry-forwards in fiscal year 2010.  The Company utilized $6.2 million of tax loss carry forwards in 2009.

I – Capital Stock

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

J – Weighted Average Shares Outstanding

Weighted average shares outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2010	2009	2008

Average shares outstanding – basic	11,681,880	11,747,183	11,825,657
Dilutive options and warrants	133,749	59,549	81,664

Average shares outstanding – diluted	11,815,629	11,806,732	11,907,321

Antidilutive securities not included:
Options and warrants	357,675	470,266	216,209
Restricted Stock	-	-	32,576

K - Stock Based Compensation Plans

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At April 30, 2010, there are 147,897 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The Company recorded total stock based compensation expense for all plans of $2.7 million ($1.7 million after tax effects) and $2.1 million ($1.3 million after tax effects) for the year ended April 30, 2010 and 2009, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the  shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock for grants to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  Options granted under the Company’s stock option plans expire in the calendar years 2012 through 2019.

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	November 27, 2019
Shares available for grant at April 30, 2010	0	30,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2010	April 30, 2009	April 30, 2008
Expected terms (years)	5.0	5.0	6.9
Risk-free interest rate	2.07%	3.33%	4.4%
Volatility	54%	90%	80%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2007 to April 30, 2010:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2007	274,545	$3.67 to $ 23.75	$2,907,467	$10.59
Granted	375,000	$11.90 to 13.37	4,484,550	11.96
Exercised	(55,898)	3.67	(204,959)	3.67

Outstanding at April 30, 2008	593,647	$3.67 to $ 23.75	$7,187,058	$12.11

Granted	15,000	18.86	282,900	18.86
Exercised	(82,000)	3.67	(300,940)	3.67

Outstanding at April 30, 2009	526,647	$3.67 to $ 23.75	$7,169,018	$13.61

Granted	595,000	$21.14 to $ 24.47	14,396,700	24.20
Exercised	(11,250)	$13.37 to $ 21.14	(200,138)	17.79

Outstanding at April 30, 2010	1,110,397	$6.59 to $ 24.47	$21,365,580	$19.24

Stock option compensation expense on a pre-tax basis was $2.5 million ($1.6 million after tax effects) and $1.5 million ($1 million after tax effects) and $823,000 ($535,000 after tax effects) for the years ended April 30, 2010, 2009 and 2008, respectively.   As of April 30, 2010, the Company had $5.7 million of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 2.9 years.

Options for 15,000 common shares were granted to the directors on July 1, 2009.  Options for 100,000 common shares were granted to certain non-executive employees on October 1, 2009 and vest on September 30, 2012.  Options for 480,000 common shares were granted to executive officers on November 27, 2009 and vest annually in 20% increments.  The grant-date fair value of all options granted during fiscal 2010, 2009 and 2008 was $6.9 million, $201,000 and $3.4 million, respectively. The options were granted at fair market value on date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2010 and 2009 was $6.8 million and $2.0 million, respectively.

The Company received cash from options exercised of $200,000, $301,000, and $205,000 in fiscal years 2010, 2009 and 2008, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $85,000, $1.3 million and $495,000 in fiscal years 2010, 2009 and 2008, respectively.

A summary of vested and exercisable stock options outstanding as of April 30, 2010 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$6.59 to $ 8.77	47,147	1.99	$8.14
11.62 to 23.75	483,250	6.99	14.28

	530,397	6.54	$13.74

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at April 30, 2009	25,669	$13.18

Shares granted	31,180	22.60
Shares vested	24,849	12.99

Unvested Shares at April 30, 2010	32,000	$22.50

During the fiscal year 2010, 10,000 restricted shares were granted with a fair value of $19.06 per share and 20,000 restricted shares were granted with a fair value of $24.47 per share, the market prices of the Company’s stock on the grant dates.  There were no restricted shares granted during fiscal 2009. During fiscal 2008 65,000 restricted shares were granted with a fair value of $11.90 per share, the market prices of the Company’s stock on the grant dates.

The fair value at vesting for awards under the stock incentive plan was $624,000, $616,000 and $655,000 in fiscal 2010, 2009 and 2008, respectively.

 A total of 187,111 shares remain available for award at April 30, 2010.

The Company recorded compensation cost of $220,000 ($141,000 after tax effects), $627,000 ($401,000 after tax effects) and $761,000 ($495,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2010, 2009 and 2008, respectively.  As of April 30, 2010 the Company had $642,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.1 years.

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2010 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2011	$3,095
2012	3,105
2013	3,056
2014	2,900
2015	2,835
Thereafter	16,801

$31,792

The $31.8 million of lease commitments includes $5.5 million of non-cancelable lease commitments under the primary lease terms, and $26.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2010, 2009 and 2008, rent expense for all operating leases amounted to approximately $3.5 million, $3.0 million, and $2.7 million, respectively.

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

The IRS recently concluded the previously reported examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (PPP) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRS code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts. The issue is timing in nature and does not affect the overall tax provision, just the timing of required tax payments.

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report (“RAR”), which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2010, 2009 and 2008 are as follows:

	Years Ended April 30,
(In thousands)	2010	2009	2008
Supplemental disclosures:
Interest paid	$2,293	$2,540	$3,056
Income taxes paid, net	14,453	978	6,391

Non-cash transactions:
Inventory acquired in repossessions and payment protection plan claims	$23,631	$21,968	$20,099

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2010 and 2009 is as follows (in thousands, except per share information):

	Year Ended April 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$83,755	$82,561	$83,805	$88,809	$338,930
Gross profit	33,930	32,924	33,314	35,482	135,650
Net income	7,028	6,312	6,279	7,220	26,839
Net income attributable to common stockholders	7,018	6,302	6,269	7,210	26,799
Earnings per share:
Basic	.60	.54	.54	.63	2.29
Diluted	.60	.53	.53	.62	2.27

	Year Ended April 30, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$75,661	$71,983	$73,452	$77,870	$298,966
Gross profit	30,200	27,976	28,825	30,671	117,672
Net income	5,291	3,881	3,645	5,129	17,946
Net income attributable to common stockholders	5,281	3,871	3,635	5,119	17,906
Earnings per share:
Basic	.45	.33	.31	.43	1.52
Diluted	.45	.33	.31	.43	1.52

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2010.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited America’s Car-Mart, Inc. and subsidiaries’ (a Texas corporation) internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on America’s Car-Mart, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, America’s Car-Mart, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended April 30, 2010 and our report dated June 18, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June18, 2010

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in October 2010(the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15.   Exhibits, Financial Statement Schedules

(a)1.          Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2010 and 2009

Consolidated Statements of Operations for the years ended April 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended April 30, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity for the years ended April 30, 2010, 2009 and 2008

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

AMERICA’S CAR-MART, INC.

Dated:     June 18, 2010                                                      By:  /s/ William H. Henderson
William H. Henderson
President and Chief Executive Officer
(Principal Executive Officer)

Dated:     June 18, 2010                                                      By:  /s/ Jeffrey A. Williams
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

Signature                                                          Title                                                     Date

                   *                                                        Chairman of the Board,                              June 18, 2010
Tilman J. Falgout, III                                          General Counsel and Director

                   *                                                        Vice Chairman of the Board,                      June 18, 2010
William H. Henderson                                       President, Chief Executive Officer
                                                                              and Director

                   *                                                        Vice President Finance,                              June 18, 2010
Jeffrey A. Williams                                            Chief Financial Officer
                                                                              and Secretary

                   *                                                        Director                                                         June 18, 2010
J. David Simmons

                  *                                                         Director                                                         June 18, 2010
Daniel J. Englander

                   *                                                         Director                                                        June 18, 2010
William M. Sams

                   *                                                         Director                                                        June 18, 2010
William A. Swanston

                   *                                                         Director                                                        June 18, 2010
Robert Cameron Smith

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

4.2
Amended and Restated Agented Revolving Credit Agreement, dated June 23, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, Arvest Bank, First State Bank, Bank of Oklahoma, N.A., and Liberty Bank of Arkansas and one or more additional lenders to be determined at a later date, Bank of Arkansas, N.A., as agent for the banks and Bank of Oklahoma, N.A., as the paying agent.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

4.2.1
First Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated September 30, 2005, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, Bank of Oklahoma, N.A., First State Bank of Northwest Arkansas and Sovereign Bank and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2005)

4.2.2
Third Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated February 24, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Sovereign Bank and Enterprise Bank & Trust and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2006)

4.2.3
Fourth Amendment to the Amended and Restated Agented Revolving Credit Agreement, dated April 28, 2006, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Sovereign Bank, Enterprise Bank & Trust, and Commerce Bank, N.A. and one or more additional lenders to be determined at a later date, and Bank of Arkansas, N.A., as agent for the banks.  (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2006)

4.2.4
Fifth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Great Southern Bank, First State Bank, First State Bank of Northwest Arkansas, Enterprise Bank & Trust, Sovereign Bank, Commerce Bank, N.A. and Bank of Arkansas, N.A. as agent for the banks.(Incorporated by reference to Exhibit

Exhibit Number	Description of Exhibit

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

Exhibit Number	Description of Exhibit

reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008 filed with the SEC on March 9, 2009)

4.2.15
Ninth Amendment to Amended and Restated Agented Revolving Credit Agreement, dated January 15, 2010, among Colonial Auto Finance, Inc., as borrower, Bank of Arkansas, N.A., Arvest Bank, First State Bank of Northwest Arkansas, Enterprise Bank and Trust, Citizen’s Bank and Trust Company, Commerce Bank, N.A., and One Bank & Trust, N.A.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.16
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Bank of Arkansas, N.A., as lender.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.17
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Commerce Bank, N.A., as lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.18
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Enterprise Bank and Trust, as lender. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.19
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of First State Bank of Northwest Arkansas, as lender. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.20
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as lender. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.21
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of Citizens Bank and Trust Company, as lender. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.2.22
Promissory Note dated January 15, 2010 by Colonial Auto Finance, Inc. in favor of One Bank and Trust, N.A. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.3
Revolving Credit Agreement, dated June 23, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2005)

4.3.1
Second Amendment to Revolving Credit Agreement, dated September 30, 2005, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2005)

4.3.2	Third Amendment to Revolving Credit Agreement, dated April 28, 2006, among America’s

Exhibit Number	Description of Exhibit

Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2006)

4.3.3
Fourth Amendment to Revolving Credit Agreement, dated March 8, 2007 (effective December 31, 2006), among America’s Car-Mart, Inc. an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 filed with the SEC on March 12, 2007)

4.3.4
Fifth Amendment to Revolving Credit Agreement, dated May 16, 2008, among America's Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008)

4.3.5
Sixth Amendment to Revolving Credit Agreement, dated December 15, 2008, among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.3.6
Promissory Note dated December 15, 2008 among America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2008)

4.3.7
Seventh Amendment to Revolving Credit Agreement, dated January 15, 2010, among America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, and Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.3.8
Promissory Note dated January 15, 2010 by America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as borrowers, in favor of Bank of Oklahoma, N.A., as lender. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2010)

4.4
International Swap Dealers Association, Inc. Master Agreement, Schedule to the Master Agreement and Credit Support Annex dated May 15, 2008 among America's Car-Mart, Inc., Texas Car-Mart, Inc., Colonial Finance, Inc. and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2008)

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475)

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

10.2.1*	Amendment to 2005 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to

Exhibit Number	Description of Exhibit

the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 filed with the SEC on December 11, 2006 (File No. 000-14939))

10.2.2*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.2.3*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2009)

10.3*
Form of Indemnification Agreement between the Company and certain officers and directors of the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (File No. 000-14939))

10.4*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.4.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.5*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Eddie L. Hight.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.5.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Eddie L. Hight.   (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.6*
Employment Agreement, dated May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.6.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2009.)

10.7*	2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.8*
Form of Option Agreement for 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the

Exhibit Number	Description of Exhibit

Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of William A. Swanston.

24.5	Power of Attorney of William M. Sams.

24.6	Power of Attorney of Daniel J. Englander.

24.7	Power of Attorney of Robert Cameron Smith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *               Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.