Form 10-Q
period 2010-07-31
AMERICAS CARMART INC
filed 2010-09-02
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                    Accelerated filer [X]
Non-accelerated filer [ ]                                                      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 1, 2010
Common stock, par value $.01 per share	10,870,275

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	July 31, 2010	April 30, 2010
Assets:
Cash and cash equivalents	$278	$268
Accrued interest on finance receivables	1,057	961
Finance receivables, net	214,492	205,423
Inventory	20,692	20,367
Prepaid expenses and other assets	1,704	1,176
Goodwill	355	355
Property and equipment, net	23,401	22,722

	$261,979	$251,272

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$5,210	$5,796
Deferred payment protection plan revenue	8,546	8,229
Accrued liabilities	11,843	12,675
Income taxes payable, net	3,679	23
Deferred tax liabilities, net	10,131	9,193
Revolving credit facilities and note payable	44,328	38,766
Total liabilities	83,737	74,682

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,271,321 and 12,268,807 issued at July 31, 2010 and April 30, 2010,	123	123
respectively, of which 11,022,505 and 11,337,677 were outstanding at
July 31, 2010 and April 30, 2010, respectively
Additional paid-in capital	44,440	43,483
Retained earnings	157,967	150,012
Less: Treasury stock, at cost, 1,248,816 shares (931,130 at April 30, 2010)	(24,788)	(17,528)
Total stockholders' equity	177,742	176,090
Non-controlling interest	100	100
Total equity	177,842	176,190

	$261,979	$251,272

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Sales	$82,602	$77,012
Interest income	8,858	6,743

	91,460	83,755

Costs and expenses:
Cost of sales, excluding depreciation shown below	46,433	43,082
Selling, general and administrative	14,790	13,924
Provision for credit losses	16,138	15,051
Interest expense	967	247
Depreciation and amortization	456	392
	78,784	72,696

Income before taxes	12,676	11,059

Provision for income taxes	4,711	4,031

Net income	$7,965	$7,028

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$7,955	$7,018

Earnings per share:
Basic	$0.71	$0.60
Diluted	$0.70	$0.60

Weighted average number of shares outstanding:
Basic	11,223,777	11,730,049
Diluted	11,436,613	11,792,496

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,
	2010	2009
Operating activities:
Net income	$7,965	$7,028
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	16,138	15,051
Losses on claims for payment protection plan	1,007	1,049
Depreciation and amortization	456	392
Loss on sale of property and equiment	-	11
Stock based compensation	909	505
Unrealized loss (gain) for change in fair value of interest rate swap	233	(319)
Deferred income taxes	938	1,188
Change in operating assets and liabilities:
Finance receivable originations	(75,914)	(71,298)
Finance receivable collections	43,556	39,546
Accrued interest on finance receivables	(96)	(32)
Inventory	5,819	4,174
Prepaid expenses and other assets	(528)	562
Accounts payable and accrued liabilities	(1,416)	(276)
Deferred payment protection plan revenue	317	469
Income taxes payable	3,656	2,785
Net cash provided by operating activities	3,040	835

Investing Activities:
Purchase of property and equipment	(1,135)	(1,073)
Net cash used in investing activities	(1,135)	(1,073)

Financing Activities:
Issuance of common stock	48	54
Purchase of common stock	(7,260)	-
Dividend payments	(10)	(10)
Change in cash overdrafts	(235)	(482)
Principal payments on note payable	(228)	(220)
Proceeds from revolving credit facilities	28,487	20,528
Payments on revolving credit facilities	(22,697)	(19,562)
Net cash provided by (used in) financing activities	(1,895)	308

Increase in cash and cash equivalents	10	70

Cash and cash equivalents, beginning of period	268	168

Cash and cash equivalents, end of period	$278	$238

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2010, the Company operated 98 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the loans as well as the regulatory environment in which the Company operates, all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles.  All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 46% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in April 2011.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity date.

Restrictions on Subsidiary Distributions/Dividends

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($0 at July 31, 2010), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2010, the Company’s net assets (excluding its $181 million equity investment in Car-Mart of Arkansas) consisted of $0.7 in cash, $1.6 million in other assets and a $5.0 million payable to Car-Mart.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees.  Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.1 million at July 31, 2010), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2010 and 2009, respectively, 3.6% and 3.5% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2010.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, goodwill is deemed to be impaired and a write-down of goodwill would be recognized. There was no impairment of goodwill during fiscal 2010, and to date, there has been none in fiscal 2011.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2010.

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

Sales consist of the following:

	Three Months Ended:
	July 31,
(In thousands)	2010	2009

Sales – used autos	$72,991	$69,046
Wholesales – third party	4,219	3,038
Service contract sales	2,946	2,720
Payment protection plan revenue	2,446	2,208

Total	$82,602	$77,012

Late fee revenues were approximately $467,000 and $443,000 for the three months ended July 31, 2010 and 2009, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $274,000 and $272,000 at July 31, 2010 and 2009, respectively.

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

Stock-based compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black Scholes option pricing model to determine the fair value of stock option awards.  The Company may issue either new shares or treasury shares upon exercise of these awards.  Stock-based compensation plans, related expenses and assumptions used in the Black Scholes option pricing model are more fully described in Note I.

Warrants

The Company had no remaining outstanding stock purchase warrants as of July 31, 2010.  There were no warrants exercised during the three months ended July 31, 2010 or 2009.

Treasury Stock

The Company purchased 317,686 shares of its common stock during the first three months of fiscal 2011 for a total cost of $7.3 million and none in the first three months of fiscal 2010.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company adopts as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption

Receivables. In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required to provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update will be effective beginning with the first interim or annual reporting period ending on or after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

(In thousands)	July 31, 2010	April 30, 2010

Gross contract amount	$306,041	$292,498
Less unearned finance charges	(33,486)	(31,447)
Principal balance	272,555	261,051
Less allowance for credit losses	(58,063)	(55,628)

Finance receivables, net	$214,492	$205,423

 Changes in the finance receivables, net balance for the three months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended July 31,
(In thousands)	2010	2009

Balance at beginning of period	$205,423	$182,041
Finance receivable originations	75,914	71,298
Finance receivables from acquisition of business	0	31
Finance receivable collections	(43,556)	(39,546)
Provision for credit losses	(16,138)	(15,051)
Losses on claims for payment protection plan	(1,007)	(1,049)
Inventory acquired in repossession and payment protection plan claims	(6,144)	(5,144)

Balance at end of period	$214,492	$192,580

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended July 31,
(In thousands)	2010	2009

Balance at beginning of period	$55,628	$49,310
Provision for credit losses	16,138	15,051
Allowance related to acquisition of business, net change	0	(31)
Charge-offs, net of recovered collateral	(13,703)	(12,219)

Balance at end of period	$58,063	$52,111

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to Provision for Credit Losses were:

The level of actual charge-offs, net of recovered collateral is the most important factor in determining the charges to the Provision for Credit Losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first quarter of fiscal 2011 were slightly higher than the prior year period, however net charge-offs as a percentage of average finance receivables remained constant compared to the first quarter of fiscal 2010.  Higher sales volumes had the effect of higher additions to the allowance charged to the provision for the first quarter of 2011.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first quarter of 2011, collections as a percentage of average finance receivables were slightly lower and delinquencies were slightly higher.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can have a significant effect. While overall macro-economic factors were less favorable during the first quarter of 2011, operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers were positive as related to first quarter credit results.

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2010	2010

Land	$5,924	$5,924
Buildings and improvements	9,580	9,412
Furniture, fixtures and equipment	6,518	6,261
Leasehold improvements	8,196	7,822
Construction in progress	691	455
Less accumulated depreciation and amortization	(7,508)	(7,152)

	$23,401	$22,722

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
(In thousands)	2010	2010

Compensation	$3,098	$4,251
Cash Overdraft	375	610
Deferred service contract revenue	2,825	2,670
Deferred sales tax	1,693	1,613
Interest rate swap	1,600	1,367
Interest	171	147
Other	2,081	2,017

	$11,843	$12,675

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Revolving Credit Facilities (in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	July 31, 2010	April 30, 2010

Bank of Oklahoma	$51.5 million	Prime +/-	Apr 2011	$ 37,735	$ 31,944

On February 1, 2010, the Company amended its revolving credit facilities. The amendments served to extend the due date one year to April 30, 2011.  In addition to the revolving credit facilities, the Company has a $10 million term loan.  The term loan was funded in May 2006 and called for 120 consecutive and substantially equal installments beginning June 1, 2006.  The interest rate on the term loan is fixed at 7.33%.  The principal balance on the term loan was $6.6 million at July 31, 2010.  The combined commitment available under the Company’s revolving credit facilities and term loan is $61.5 million.

The facilities are collateralized by substantially all the assets of Car-Mart, including finance receivables and inventory.  Interest is payable monthly under the revolving credit facilities at the bank’s prime lending rate less .25%, provided that interest shall not at any time be less than 4.25% per annum. The effective rate at July 31, 2010 and April 30, 2010 was 4.25%. The facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions to the Company.  The Company was in compliance with the covenants at July 31, 2010.  The amount available to be drawn under the facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2010, Car-Mart could have drawn an additional $13.8 million under its facilities.

The Company also had a $1.0 million term loan secured by a corporate aircraft at July 31, 2009.  The aircraft was sold in 2010 and the related loan was paid off.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at July 31, 2010).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense is $233,000 for the quarter ended July 31, 2010.  The fair value of the Agreement is included in other liabilities on the consolidated balance sheet at July 31, 2010 at $1.6 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instrument by pricing levels as of July 31, 2010:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,600)	-

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2010 and April 30, 2010:

	July 31, 2010		April 30, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$278	$278	$268	$268
Finance receivables, net	214,492	170,347	205,423	163,157
Accounts payable	5,210	5,210	5,796	5,796
Revolving credit facilities	37,735	37,735	31,944	31,944
Notes payable	6,593	6,593	6,822	6,822

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

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

Notes payable	The fair value approximates carrying value as rates approximate current rates available for the remaining term for the related collateral.

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:
	July 31,
	2010	2009

Weighted average shares outstanding-basic	11,223,777	11,730,049
Dilutive options and warrants	212,836	62,447

Weighted average shares outstanding-diluted	11,436,613	11,792,496

Antidilutive securities not included:
Options and warrants	580,000	104,700
Restricted stock	-	-

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $909,000 ($573,000 after tax effects) and $505,000 ($321,000 after tax effects) for the three months ended July 31, 2010 and 2009, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (“2007 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The 2007 Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2010 through 2020.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	June 30, 2020
Shares available for grant at July 31, 2010	0	6,250

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2010	July 31, 2009
Expected term (years)	5.0	5.0
Risk-free interest rate	1.80%	2.51%
Volatility	50%	50%
Dividend yield	—	—

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

The grant-date fair value of options granted during the quarters ended July 31, 2010 and 2009 was $244,000 and $146,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $853,000 ($537,000 after tax effects) and $463,000 ($292,000 after tax effects) for the quarters ended July 31, 2010 and 2009, respectively

The aggregate intrinsic value of outstanding options at July 31, 2010 and 2009 was $5,091,000 and $4,486,000.

As of July 31, 2010, the Company has $5.1 million of total unrecognized compensation cost related to unvested options.  These outstanding options have a weighted-average remaining vesting period of 7.92 years.

There were no options exercised during the first quarter of fiscal 2010 or 2009.

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

There were no restricted shares granted during the first quarter of fiscal year 2011 or 2010.  A total of 187,111 shares remained available for award at July 31, 2010. The following is a summary of the activity in the Company’s stock incentive plans during the quarter ended July 31, 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2010	32,000	$22.50
Shares vested	-	-

Unvested shares at July 31, 2010	32,000	$22.50

The Company recorded a compensation cost of $47,000 ($27,000 after tax effects) and $35,000 ($22,000 after tax effects) related to the Stock Incentive Plan during quarters ended July 31, 2010 and 2009, respectively.

As of July 31, 2010, the Company has $595,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.86 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2010 or during the first quarter of fiscal 2011.

J- Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended:
	July 31,
(in thousands)	2010	2009
Supplemental disclosures:
Interest paid	$943	$563
Income taxes paid, net	117	58

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	6,144	5,144

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2010, the Company operated 98 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 15%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased during the first quarter of fiscal 2011 by 9.2% compared to the first quarter of fiscal 2010 due primarily to a 3.7% increase in retail units sold, a 2.2% increase in average retail sales price and a 31.4% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure, leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The first quarter of fiscal 2011 saw continued improvement with credit losses of 19.5% of sales.

The primary reason for the improvement in credit losses in recent periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with dealerships when the distribution of scores fall outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collection area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis.   In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collection positions is down, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2010 was 43.9%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (43-44% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2010	Three Months Ended
	July 31,		vs.	July 31,
	2010	2009	2009	2010	2009

Revenues:
Sales	$82,602	$77,012	7.3%	100.0%	100.0%
Interest income	8,858	6,743	31.4	10.7	8.8
Total	91,460	83,755	9.2	110.7	108.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	46,433	43,082	7.8	56.2	55.9
Selling, general and administrative	14,790	13,924	6.2	17.9	18.1
Provision for credit losses	16,138	15,051	7.2	19.5	19.5
Interest expense	967	247	291.5	1.2	0.3
Depreciation and amortization	456	392	16.3	0.6	0.5
Total	78,784	72,696	8.4	95.4	94.4

Pretax income	$12,676	$11,059	14.6	15.3	14.4

Operating Data:
Retail units sold	8,481	8,182
Average stores in operation	98	95
Average units sold per store per month	28.8	28.7
Average retail sales price	$9,242	$9,041
Same store revenue change	6.4%	8.5%

Period End Data:
Stores open	98	95
Accounts over 30 days past due	3.6%	3.5%

Three Months Ended July 31, 2010 vs. Three Months Ended July 31, 2009

Revenues increased by $7.7 million, or 9.2%, for the three months ended July 31, 2010 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($5.3 million, or 6.4%), (ii) revenue growth from dealerships opened during the three months ended July 31, 2009 or dealerships that opened or closed a satellite location after July 31, 2009 ($.3 million), and (iii) revenue growth from dealerships opened after July 31, 2009 ($2.1 million).

Cost of sales as a percentage of sales increased 0.3% to 56.2% for the three months ended July 31, 2010 from 55.9% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to an increase in the average purchase price of vehicles, slightly higher wholesale volumes and higher operating expenses partially offset by higher margins on the payment protection plan product. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% to 44% range on a going-forward basis.  Higher top line sales and lower wholesale volumes, resulting from improvements in credit loss experience, could have a positive effect on gross margin percentages in future quarters.

Selling, general and administrative expense as a percentage of sales was 17.9% for the three months ended July 31, 2010, a decrease of .2% from the same period of the prior fiscal year.   The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $866,000 in the first quarter of fiscal 2011 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs and increased incremental costs at new dealerships. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program, where the Company has significantly increased its investment over the last year in order to have a sufficient level of qualified associates in this program to support growth and cover attrition needs.  At the dealership level, market-based pay adjustments for certain positions have been made to reduce turnover and to attract qualified associates. Additionally, many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Also, stock based compensation increased approximately $404,000 for the first quarter of fiscal 2011 compared to the same period of the prior fiscal year.

Provision for credit losses as a percentage of sales remained constant at 19.5% for the three months ended July 31, 2010 and July 31, 2009.  The Company continues to benefit from better execution of its collection practices, which is offsetting negative macro-economic issues that were prevalent during most of fiscal 2010 and the first quarter of fiscal 2011. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales increased 0.2% to 0.9% for the three months ended July 31, 2010 from 0.7% for the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the three months ended July 31, 2010 ($41.5 million compared to $30.0 million in the prior year).

The Company has an interest rate swap agreement (the “Agreement”) which is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. Because the Company intends to hold the interest rate swap until maturity in May 2013, the charge, which resulted from a change in fair value, will reverse by the maturity date.

The net loss for the Agreement reported in earnings as interest expense is $233,000 for the three months ended July 31, 2010.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at July 31, 2010 at $1.6 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2010	April 30, 2010
Assets:
Finance receivables, net	$214,492	$205,423
Inventory	20,692	20,367
Property and equipment, net	23,401	22,722

Liabilities:
Accounts payable and accrued liabilities	17,053	18,471
Deferred payment protection plan revenue	8,546	8,229
Income taxes payable, net	3,679	23
Deferred tax liabilities, net	10,131	9,193
Debt facilities	44,328	38,766

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price.  The average term for installment sales contracts at July 31, 2010 was relatively flat as compared to July 31, 2009 (27.7 months vs. 27.6 months).  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the company benefiting from stronger collections on an annual basis, it is anticipated going forward, that the growth in finance receivables will approximate or even be slightly less than revenue growth on an annual basis.

During the first quarter of fiscal 2011, inventory increased 1.6% ($325,000) as compared to inventory at April 30, 2010, while revenue growth during the same period was 9.2%.  The increase resulted from increased sales levels and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net increased $679,000 during the first quarter of fiscal 2011 as compared to property and equipment, net at April 30, 2010 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $1.4 million during the first quarter of 2011 as compared to Accounts payable and accrued liabilities at April 30, 2010 due primarily to timing of payroll periods.

Income taxes payable, net increased $3.7 million during the first quarter of fiscal 2011 as compared to April 30, 2011 due primarily to the fact the first quarter 2011 estimated tax payments were due after the end of the quarter.

Deferred tax liabilities, net increased $938,000 during the first quarter of 2011 as compared to April 30, 2010 due primarily to the increase in Finance Receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first quarter of fiscal 2011 the Company had a $5.6 million increase in its debt facilities to help finance receivables growth, capital expenditures and common stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2010	2009
Operating activities:
Net income	$7,965	$7,028
Provision for credit losses	16,138	15,051
Losses on claims for payment protection plan	1,007	1,049
Unrealized (gain) loss for change in fair value of interest rate swap	233	(319)
Depreciation and amortization	456	392
Stock based compensation	909	505
Finance receivable originations	(75,914)	(71,298)
Finance receivable collections	43,556	39,546
Inventory	5,819	4,174
Accounts payable and accrued liabilities	(1,416)	(276)
Deferred payment protection plan revenue	317	469
Income taxes payable	3,656	2,785
Deferred income taxes	938	1,188
Accrued interest on finance receivables	(96)	(32)
Other	(528)	573
Total	3,040	835

Investing activities:
Purchase of property and equipment	(1,135)	(1,073)
Total	(1,135)	(1,073)

Financing activities:
Debt facilities, net	5,562	746
Change in cash overdrafts	(235)	(482)
Issuance of common stock	48	54
Purchase of common stock	(7,260)	-
Dividend payments	(10)	(10)
Total	(1,895)	308

Increase in Cash	$10	$70

The primary drivers of operating profits and cash flows include (i) top line sales, (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the first quarter of fiscal 2011 compared to the same period in the prior fiscal year were positively impacted by (i) higher sales volumes and (ii) improvements in current and deferred income taxes which resulted from the effect of the increase in finance receivables as well as the timing of estimated payments, offset by (iii) the net effect of other components of the change in finance receivables including originations, collections, inventory acquired in both repossessions and payment protections plan claims as well as the actual payment protection plan claims. Finance receivables, net, increased by $9.1 million during the first quarter of fiscal 2011compared to April 30, 2010.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and loan term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis. The Company did see a slight sequential quarter increase in the average vehicle purchase cost during the first quarter which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 43-44% range and overall loan terms remaining fairly consistent with recent experience.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of July 31, 2010, the Company leased approximately 70% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

Car-Mart of Arkansas’ revolving credit facilities limit distributions from Car-Mart of Arkansas to the Company beyond (i) the repayment of an intercompany loan ($0 at July 31, 2010), and (ii) dividends equal to 75% of Car-Mart of Arkansas’ net income.  At July 31, 2010, the Company’s net assets (excluding its $181 million equity investment in Car-Mart of Arkansas) consisted of $0.7 in cash, $1.6 million in other net assets and a $5.0 million payable to Car-Mart of Arkansas.  As a result, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lender.

At July 31, 2010, the Company had $278,000 of cash on hand and an additional $13.8 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in April 2011 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio,  (ii) purchase property and equipment of approximately $4.0 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2010 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has entered into operating leases for approximately 70% of its dealerships and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

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

The Internal Revenue Service (“IRS”) recently concluded the previously reported examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRS code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, but affects the timing of required tax payments.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2010.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2010, the weighted average total loan term was 27.7 months with 19.6 months remaining. The reserve amount in the allowance for credit losses at July 31, 2010, $58.1 million, was 22% of the principal balance in Finance receivables of $272.6 million, less unearned payment protection plan revenue of $8.5 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.6 million.

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

Receivables. In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit  risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update will be effective beginning with the first interim or annual reporting period ending on or after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s prime rate of interest.  To reduce its exposure to changes in interest rates, the Company has entered into an interest rate swap agreement. The agreement was entered into generally to provide the Company with a fixed interest rate for a portion of its variable rate debt.  The notional amount of this swap agreement is $20 million and it expires in May 2013. The Company may in the future enter into additional interest rate risk management arrangements for a portion of its outstanding debt.

At July 31, 2010, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the lender’s prime lending rate (3.25% at July 31, 2010). An average decrease in future interest rates of 100 basis points from the lender’s prime lending rate at July 31, 2010, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately  $492,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Consolidated Balance Sheet at July 31, 2010 would have increased by approximately $492,000 to approximately $2.1 million.

The Company had total indebtedness of $44.3 million outstanding at July 31, 2010. Of this amount, $17.7million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $177,000 and a corresponding decrease in income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  As a point of reference, the rate charged to Arkansas customers was 11.25% in August 2007.  Typically, the Company had charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010. The sunset exists because Arkansas voters will be voting in November 2010 on a state constitutional amendment which will effectively replace the federal legislation. Should the Arkansas voters not approve the state constitutional amendment; the Company will again be subject to a maximum rate of the federal primary credit rate plus 5% effective January 1, 2011 for loans originated in Arkansas.  At July 31, 2010, approximately 48% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated loans would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. The Company’s prior disclosures regarding interest rate risk have included calculations of hypothetical increases or decreases in interest income resulting from changes in the federal primary discount rate due to the fact that interest rates charged on finance receivables originated in the State of Arkansas, until June 26, 2009, were limited to the federal primary credit rate plus 5.0%. Since rates charged in Arkansas are no longer tied to the federal primary credit rate this presentation is no longer meaningful.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to once again repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors and announced on August 18, 2010.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2010 through May 31, 2010	54,903	$24.05	54,903	558,972
June 1, 2010 through June 30, 2010	53,682	$23.92	53,682	505,290
July 1, 2010 through July 31, 2010	209,101	$22.26	209,101	296,189
Total	317,686	$22.85	317,686	296,189

(1)  The above described stock repurchase program has no expiration date.

Exhibit Number	Description of Exhibit

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

Dated: September 1, 2010