Form 10-Q
period 2010-10-31
AMERICAS CARMART INC
filed 2010-12-06
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	December 3, 2010
Common stock, par value $.01 per share	10,815,732

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	October 31, 2010	April 30, 2010
Assets:
Cash and cash equivalents	$226	$268
Accrued interest on finance receivables	1,213	961
Finance receivables, net	217,988	205,423
Inventory	22,888	20,367
Prepaid expenses and other assets	2,406	1,176
Income taxes receivable, net	139	-
Goodwill	355	355
Property and equipment, net	23,988	22,722

	$269,203	$251,272

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$5,619	$5,796
Deferred payment protection plan revenue	8,597	8,229
Accrued liabilities	12,194	12,675
Income taxes payable, net	-	23
Deferred tax liabilities, net	10,281	9,193
Revolving credit facilities and note payable	51,212	38,766
Total liabilities	87,903	74,682

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,271,378 and 12,268,807 issued at October 31, 2010 and April 30, 2010,	123	123
respectively, of which 10,854,332 and 11,337,677 were outstanding at
October 31, 2010 and April 30, 2010, respectively
Additional paid-in capital	45,097	43,483
Retained earnings	164,146	150,012
Less: Treasury stock, at cost, 1,417,046 shares (931,130 at April 30, 2010)	(28,566)	(17,528)
Total stockholders' equity	180,800	176,090
Non-controlling interest	100	100
Total equity	180,900	176,190

	$269,203	$251,272

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Sales	$82,611	$75,242	$165,213	$152,254
Interest income	9,224	7,319	18,082	14,062

	91,835	82,561	183,295	166,316

Costs and expenses:
Cost of sales, excluding depreciation shown below	47,269	42,318	93,702	85,400
Selling, general and administrative	14,684	13,964	29,475	27,887
Provision for credit losses	18,767	15,152	34,905	30,203
Interest expense	803	776	1,770	1,023
Depreciation and amortization	465	412	920	804
	81,988	72,622	160,772	145,317

Income before taxes	9,847	9,939	22,523	20,999

Provision for income taxes	3,658	3,627	8,369	7,659

Net income	$6,189	$6,312	$14,154	$13,340

Less: Dividends on mandatorily redeemable
preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$6,179	$6,302	$14,134	$13,320

Earnings per share:
Basic	$0.57	$0.54	$1.28	$1.14
Diluted	$0.56	$0.53	$1.25	$1.13

Weighted average number of shares outstanding:
Basic	10,892,177	11,732,151	11,057,977	11,731,100
Diluted	11,117,087	11,862,679	11,276,850	11,827,588

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended
	October 31,
	2010	2009
Operating activities:
Net income	$14,154	$13,340
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	34,905	30,203
Losses on claims for payment protection plan	2,217	2,161
Depreciation and amortization	920	804
Loss on sale of property and equipment	59	113
Stock based compensation	1,564	902
Unrealized loss (gain) for change in fair value of interest rate swap	283	(226)
Deferred income taxes	1,088	1,954
Change in operating assets and liabilities:
Finance receivable originations	(151,030)	(140,749)
Finance receivable collections	87,933	80,054
Accrued interest on finance receivables	(252)	(76)
Inventory	10,889	8,469
Prepaid expenses and other assets	(1,230)	511
Accounts payable and accrued liabilities	(560)	1,123
Deferred payment protection plan revenue	368	661
Income taxes, net	(162)	358
Net cash provided by (used in) operating activities	1,146	(398)

Investing Activities:
Purchase of property and equipment	(2,249)	(2,373)
Proceeds from sale of property and equipment	4	92
Net cash used in investing activities	(2,245)	(2,281)

Financing Activities:
Issuance of common stock	50	54
Purchase of common stock	(11,038)	-
Dividend payments	(20)	(20)
Change in cash overdrafts	(381)	(1,656)
Principal payments on note payable	(460)	(473)
Proceeds from revolving credit facilities	61,974	48,830
Payments on revolving credit facilities	(49,068)	(43,995)
Net cash provided by financing activities	1,057	2,740

Increase (decrease) in cash and cash equivalents	(42)	61

Cash and cash equivalents, beginning of period	268	168

Cash and cash equivalents, end of period	$226	$229

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited) America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2010, the Company operated 101 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 46% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  In November 2010, the Company entered into a new loan and security agreement expiring in November 2013.  See Note F for further details.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s stock equal to 75% of consolidated net income measured on a trailing twelve month basis.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees.  Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.2 million at October 31, 2010 and $961,000 at April 30, 2010), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At October 31, 2010 and 2009, respectively, 3.9% and 3.4% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at October 31, 2010 or April 30, 2010.

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2010 or April 30, 2010.

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

Sales consist of the following:

	Three Months Ended:		Six Months Ended:
	October 31,		October 31,
(In thousands)	2010	2009	2010	2009

Sales – used autos	$72,126	$66,706	$145,117	$135,752
Wholesales – third party	4,973	3,367	9,192	6,405
Service contract sales	3,000	2,903	5,946	5,623
Payment protection plan revenue	2,512	2,266	4,958	4,474

Total	$82,611	$75,242	$165,213	$152,254

Late fee revenues were approximately $917,000 and $872,000 for the six months ended October 31, 2010 and 2009, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $285,000 and $389,000 at October 31, 2010 and 2009, respectively.

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

Treasury Stock

The Company purchased 485,916 shares of its common stock during the first six months of fiscal 2011 for a total cost of $11.0 million and none in the first six months of fiscal 2010.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

(In thousands)	October 31, 2010	April 30, 2010

Gross contract amount	$310,860	$292,498
Less unearned finance charges	(33,838)	(31,447)
Principal balance	277,022	261,051
Less allowance for credit losses	(59,034)	(55,628)

Finance receivables, net	$217,988	$205,423

 Changes in the finance receivables, net balance for the six months ended October 31, 2010 and 2009 are as follows:

	Six Months Ended October 31,
(In thousands)	2010	2009

Balance at beginning of period	$205,423	$182,041
Finance receivable originations	151,030	140,749
Finance receivables from acquisition of business	0	31
Finance receivable collections	(87,933)	(80,054)
Provision for credit losses	(34,905)	(30,203)
Losses on claims for payment protection plan	(2,217)	(2,161)
Inventory acquired in repossession and payment protection plan claims	(13,410)	(10,739)

Balance at end of period	$217,988	$199,664

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2010 and 2009 are as follows:

	Six Months Ended October 31,
(In thousands)	2010	2009

Balance at beginning of period	$55,628	$49,310
Provision for credit losses	34,905	30,203
Allowance related to acquisition of business, net change	0	(31)
Charge-offs, net of recovered collateral	(31,499)	(25,427)

Balance at end of period	$59,034	$54,055

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses were:

The level of actual charge-offs, net of recovered collateral is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first six months of fiscal 2011 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 1.2% to 11.6% for the first six months ended October 31, 2010 compared to 10.4% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first six months of fiscal 2011.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first six months of fiscal 2011, collections as a percentage of average finance receivables remained relatively flat at 32.5% compared to 32.8% for the same period of fiscal 2010, while delinquencies were slightly higher.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. While overall macro-economic factors continue to have a somewhat unfavorable impact, operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers have had an offsetting positive effect as related to credit results and the resulting charges to the provision for credit losses for the first six months of fiscal 2011.

D – Property and Equipment

A summary of property and equipment is as follows:

	October 31,	April 30,
(In thousands)	2010	2010

Land	$5,924	$5,924
Buildings and improvements	9,598	9,412
Furniture, fixtures and equipment	6,700	6,261
Leasehold improvements	8,849	7,822
Construction in progress	817	455
Less accumulated depreciation and amortization	(7,900)	(7,152)

	$23,988	$22,722

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	October 31,	April 30,
(In thousands)	2010	2010

Compensation	$3,673	$4,251
Cash Overdraft	229	610
Deferred service contract revenue	2,850	2,670
Deferred sales tax	1,688	1,613
Interest rate swap	1,650	1,367
Interest	199	147
Other	1,905	2,017

	$12,194	$12,675

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Debt Facilities (in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	October 31, 2010	April 30, 2010

Bank of Oklahoma	$51.5 million	Prime +/-	Apr 2011	$ 44,850	$ 31,944
(4.25% at October 31, 2010 and April 30, 2010)

On November 4, 2010, the Company paid off the revolving credit facilities shown above along with the remaining balance of its term loan ($6.3 million at October 31, 2010 and $6.8 million at April 30, 2010) and simultaneously entered into a new loan and security agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $90 million.  The Credit Facilities expires in November 2013.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities with tiered pricing at Libor + 2.75% or the bank’s prime rate less .25% with no floor.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions.  The Company was in compliance with the covenants at October 31, 2010.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2010, the Company would have had additional availability of $38.8 million under the new revolving credit facilities.

The Company did incur a yield maintenance fee associated with the early payoff of the term loan in the amount of $507,000.  This amount will be reflected in the third quarter of fiscal 2011 operating results as interest expense.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at October 31, 2010).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense is $50,000 for the quarter ended October 31, 2010.  The fair value of the Agreement is included in other liabilities on the condensed consolidated balance sheet at October 31, 2010 at $1.7 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instrument by pricing levels as of October 31, 2010:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,650)	-

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2010 and April 30, 2010:

	October 31, 2010		April 30, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$226	$226	$268	$268
Finance receivables, net	217,988	173,139	205,423	163,157
Accounts payable	5,619	5,619	5,796	5,796
Revolving credit facilities	44,850	44,850	31,944	31,944
Term loan	6,362	6,869	6,822	7,322

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

Term loan
On November 4, 2010 the Company paid off the term loan and incurred a $507,000 yield maintenance fee in connection with the early payoff of the term loan.  This fee, plus the principal balance is considered to be the fair value.  The estimated fair value at April 30, 2010 was determined based on the outstanding principal balance plus an estimate of the yield maintenance fee at that time.

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:		Six Months Ended:
	October 31,		October 31,
	2010	2009	2010	2009

Weighted average shares outstanding-basic	10,892,177	11,732,151	11,057,977	11,731,100
Dilutive options, warrants and restricted stock	224,910	130,528	218,873	96,488

Weighted average shares outstanding-diluted	11,117,087	11,862,679	11,276,850	11,827,588

Antidilutive securities not included:
Options and warrants	580,000	166,000	580,000	135,350

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $1.6 million ($1.0 million after tax effects) and $902,000 ($573,000 after tax effects) for the six months ended October 31, 2010 and 2009, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010.  The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2012 through 2020.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	June 30, 2020
Shares available for grant at October 31, 2010	0	506,250

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	October 31, 2010	October 31, 2009
Expected term (years)	5.0	5.0
Risk-free interest rate	1.80%	2.51%
Volatility	50%	50%
Dividend yield	—	—

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

The grant-date fair value of options granted during the six months ended October 31, 2010 and 2009 was $244,000 and $1,260,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $1.5 million ($945,000 after tax effects) and $812,000 ($516,000 after tax effects) for the six months ended October 31, 2010 and 2009, respectively.

The aggregate intrinsic value of outstanding options at October 31, 2010 and 2009 was $8,324,000 and $3,958,000.

As of October 31, 2010, the Company has $4.5 million of total unrecognized compensation cost related to unvested options.  These outstanding options have a weighted-average remaining vesting period of 7.67 years.

There were no options exercised during the first six months of fiscal 2011 or 2010.

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

There were no restricted shares granted during the first six months of fiscal year 2011.  During the six months ended October 31, 2009, 10,000 restricted shares were granted with a fair value of $19.06 per share, the market price of the Company’s stock on the grant date.  A total of 187,054 shares remained available for award at October 31, 2010. The following is a summary of the activity in the Company’s stock incentive plans during the quarter ended October 31, 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2010	32,000	$22.50
Shares granted	57	26.32
Shares vested	57	26.32

Unvested shares at October 31, 2010	32,000	$22.50

The Company recorded a compensation cost of $94,000 ($59,000 after tax effects) and $84,000 ($52,500 after tax effects) related to the Stock Incentive Plan during the six months ended October 31, 2010 and 2009, respectively.

As of October 31, 2010, the Company has $548,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.61 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2010 or during the first six months of fiscal 2011.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended:
	October 31,
(in thousands)	2010	2009
Supplemental disclosures:
Interest paid	$1,718	$1,005
Income taxes paid, net	7,444	5,347

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	13,410	10,739

K – Subsequent Events

On November 4, 2010, the Company entered into a Loan and Security Agreement with a group of lenders providing credit facilities totaling $90.0 million to replace the Company’s existing revolving credit facilities and term loan.  See Note F for additional information.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2010, the Company operated 101 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 15%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 10.2% for the first six months of fiscal 2011 compared to the same period of fiscal 2010 due primarily to a 4.7% increase in retail units sold, a 2.1% increase in average retail sales price and a 28.6% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure, leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The first six months of fiscal 2011 experienced credit losses of 21.1% of sales compared to 19.8% of sales for the prior year period.

The primary reason for the improvement in credit losses in recent periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of loans on the front end. Corporate office personnel monitor scores and work with dealerships when the distribution of scores fall outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collection area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more and more timely oversight and providing for more accountability on a consistent basis.   In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collection positions is down, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2010 was 43.9%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (43% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2010	Three Months Ended
	October 31,		vs.	October 31,
	2010	2009	2009	2010	2009

Revenues:
Sales	$82,611	$75,242	9.8%	100.0%	100.0%
Interest income	9,224	7,319	26.0	11.2	9.7
Total	91,835	82,561	11.2	111.2	109.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	47,269	42,318	11.7	57.2	56.2
Selling, general and administrative	14,684	13,964	5.2	17.8	18.6
Provision for credit losses	18,767	15,152	23.9	22.7	20.1
Interest expense	803	776	3.5	1.0	1.0
Depreciation and amortization	465	412	12.9	0.6	0.5
Total	81,988	72,622	12.9	99.3	96.5

Pretax income	$9,847	$9,939	(0.9)	11.9%	13.2%

Operating Data:
Retail units sold	8,431	7,965
Average stores in operation	99	96
Average units sold per store per month	28.4	27.7
Average retail sales price	$9,209	$9,024
Same store revenue change	8.1%	11.4%

Period End Data:
Stores open	101	96
Accounts over 30 days past due	3.9%	3.4%

Three Months Ended October 31, 2010 vs. Three Months Ended October 31, 2009

Revenues increased by $9.3 million, or 11.2%, for the three months ended October 31, 2010 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($6.7 million, or 8.1%), (ii) revenue growth from dealerships opened during the three months ended October 31, 2009 or dealerships that opened or closed a satellite location after October 31, 2009 ($.3 million), and (iii) revenue growth from dealerships opened after October 31, 2009 ($2.3 million).

Cost of sales as a percentage of sales increased 1.0% to 57.2% for the three months ended October 31, 2010 from 56.2% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher wholesale sales which resulted from increased credit losses, an increase in the average purchase price of vehicles, lower margins on service contract sales offset by slightly higher margins on the payment protection plan product. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range on a going-forward basis.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.8% for the three months ended October 31, 2010, a decrease of 0.8% from the same period of the prior fiscal year.   The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $720,000 in the second quarter of fiscal 2011 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs and increased incremental costs at new dealerships. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program, where the Company has significantly increased its investment over the last few years in order to have a sufficient level of qualified associates in this program to support growth and cover attrition needs.  Additionally, many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Also, stock based compensation increased approximately $259,000 for the second quarter of fiscal 2011 compared to the same period of the prior fiscal year.

Provision for credit losses as a percentage of sales increased to 22.7% for the three months ended October 31, 2010 compared to 20.1% for the three months ended October 31, 2009.  The Company continues to push for improvements and better execution of its collection practices, which is offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and the first six months of fiscal 2011. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.  Management primarily attributes the increase in credit losses for the most recent quarter to a lack of execution at the lot level, specifically as related to working individually with its customers concerning collection issues.  The Company is taking steps to improve lot level execution regarding collections.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales remained constant at 0.9% for the three months ended October 31, 2010 and October 31, 2009.  Higher average borrowings during the three months ended October 31, 2010 ($49.4 million compared to $33.6 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

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

The net loss for the Agreement reported in earnings as interest expense is $50,000 for the three months ended October 31, 2010.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at October 31, 2010 at $1.7 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended		2010	Six Months Ended
	October 31,		vs.	October 31,
	2010	2009	2009	2010	2009

Revenues:
Sales	$165,213	$152,254	8.5%	100.0%	100.0%
Interest income	18,082	14,062	28.6	10.9	9.2
Total	183,295	166,316	10.2	110.9	109.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	93,702	85,400	9.7	56.7	56.1
Selling, general and administrative	29,475	27,887	5.7	17.8	18.3
Provision for credit losses	34,905	30,203	15.6	21.1	19.8
Interest expense	1,770	1,023	73.0	1.1	0.7
Depreciation and amortization	920	804	14.4	0.6	0.5
Total	160,772	145,317	10.6	97.3	95.4

Pretax income	$22,523	$20,999	7.3	13.6%	13.8%

Operating Data:
Retail units sold	16,912	16,147
Average stores in operation	99	95
Average units sold per store per month	28.5	28.3
Average retail sales price	$9,225	$9,033
Same store revenue change	7.2%	9.9%

Period End Data:
Stores open	101	96
Accounts over 30 days past due	3.9%	3.4%

Six Months Ended October 31, 2010 vs. Six Months Ended October 31, 2009

Revenues increased by $17.0 million, or 10.2%, for the six months ended October 31, 2010 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($11.8 million, or 7.2%), (ii) revenue growth from stores opened during the six months ended October 31, 2009 or stores that opened or closed a satellite location after October 31, 2009 ($1.6 million), and (iii) revenue growth from stores opened after October 31, 2009 ($3.6 million).

Cost of sales as a percentage of sales increased 0.6% to 56.7% for the six months ended October 31, 2010 from 56.1% in the same period of the prior fiscal year.  The increase from the prior year period relates primarily to an increase in wholesale sales, an increase in the average purchase price of vehicles, and slightly higher operating expenses partially offset by higher margins on the payment protection plan product. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range on a going-forward basis.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.8% for the six months ended October 31, 2010, a decrease of 0.5% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $1.6 million related primarily to higher payroll costs and to incremental costs related to new locations opened after October 31, 2009. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Stock based compensation also increased approximately $660,000 for the six months ending October 31, 2010 compared to the same period of the prior fiscal year.

Provision for credit losses as a percentage of sales increased 1.3% to 21.1% for the six months ended October 31, 2010 from 19.8% in the same period of the prior fiscal year.  The Company continues to push for improvements and better execution of its collection practices, which is offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and the first six months of fiscal 2011.  Management primarily attributes the increase in credit losses for the most recent period to a lack of execution at the lot level, specifically as related to working individually with its customers concerning collection issues.  The Company is taking steps to improve lot level execution regarding collections.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement) as a percentage of sales increased  0.1% to 0.9% for the six months ended October 31, 2010 from 0.8% for the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the six months ended October 31, 2010 as compared to the same period in the prior fiscal year ($45.5 million compared to $31.8 million), partially offset by lower interest rates on the Company’s variable rate debt.

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

The net loss for the Agreement reported in earnings as interest expense is $283,000 for the six months ended October 31, 2010.  The fair value of the Agreement is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at October 31, 2010 at $1.7 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2010	April 30, 2010
Assets:
Finance receivables, net	$217,988	$205,423
Inventory	22,888	20,367
Property and equipment, net	23,988	22,722

Liabilities:
Accounts payable and accrued liabilities	17,813	18,471
Deferred payment protection plan revenue	8,597	8,229
Deferred tax liabilities, net	10,281	9,193
Debt facilities	51,212	38,766

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price.  The average term for installment sales contracts at October 31, 2010 was relatively flat as compared to October 31, 2009 (27.4 months vs. 27.6 months).  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the company benefiting from stronger collections on an annual basis, it is anticipated going forward that the growth in finance receivables will approximate or even be slightly less than revenue growth on an annual basis in the near term.

During the first six months of fiscal 2011, inventory increased 1.2% ($2.5 million) as compared to inventory at April 30, 2010, while revenue growth during the same period was 10.2%.  The increase resulted from increased sales levels and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $1.3 million during the six months ended October 31, 2010 as compared to property and equipment, net, at April 30, 2010 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $658,000 during the first six months of fiscal 2011 as compared to Accounts payable and accrued liabilities at April 30, 2010 due primarily to timing of payroll periods.

Deferred tax liabilities, net increased $1.1 million during the first six months of fiscal 2011 as compared to April 30, 2010 due primarily to the increase in Finance Receivables partially offset by the effect of stock based compensation expenses.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first six months of fiscal 2011 the Company had a $12.4 million increase in its debt facilities to help finance receivables growth, capital expenditures and common stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2010	2009
Operating activities:
Net income	$14,154	$13,340
Provision for credit losses	34,905	30,203
Losses on claims for payment protection plan	2,217	2,161
Unrealized (gain) loss for change in fair value of interest rate swap	283	(226)
Depreciation and amortization	920	804
Stock based compensation	1,564	902
Finance receivable originations	(151,030)	(140,749)
Finance receivable collections	87,933	80,054
Inventory	10,889	8,469
Accounts payable and accrued liabilities	(560)	1,123
Deferred payment protection plan revenue	368	661
Income taxes, net	(162)	358
Deferred income taxes	1,088	1,954
Accrued interest on finance receivables	(252)	(76)
Other	(1,171)	624
Total	1,146	(398)

Investing activities:
Purchase of property and equipment	(2,249)	(2,373)
Proceeds from sale of property and equipment	4	92
Total	(2,245)	(2,281)

Financing activities:
Debt facilities, net	12,446	4,362
Change in cash overdrafts	(381)	(1,656)
Issuance of common stock	50	54
Purchase of common stock	(11,038)	-
Dividend payments	(20)	(20)
Total	1,057	2,740

Increase (decrease) in Cash	$(42)	$61

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

Cash flows from operations for the six months ended October 31, 2010 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income, (ii) higher non-cash charges including credit losses, depreciation, stock based compensation and unrealized loss on interest rate swap and (iii) increased proceeds from repossessed vehicles, offset by (iv) an increase in finance receivables, (v) a decrease in accounts payable and accrued liabilities, (vi) a smaller increase in deferred income taxes and (vii) an increase in prepaid expenses and other assets.  Finance receivables, net, increased by $12.6 million from April 30, 2010 to October 31, 2010.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and loan term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect some continuing increases in vehicle purchase costs on a going-forward basis. The Company did see flat average vehicle purchase costs sequentially during the second quarter but has experienced recent increases which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 43% range and overall loan terms remaining fairly consistent with recent experience and possibly slightly shorter terms resulting from software and operational changes which have recently been made.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have a significant effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 20-22% of sales. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.  The current quarter losses exceeded this range and management attributes this to a lack of execution at the lot level within the collections area.

The Company has generally leased the majority of the properties where its dealerships are located.  As of October 31, 2010, the Company leased approximately 70% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s stock equal to 75% of consolidated net income measured on a trailing twelve month basis.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At October 31, 2010, the Company had $226,000 of cash on hand and an additional $38.8 million of availability under its new revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s new revolving credit facilities mature in November 2013 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio,  (ii) purchase property and equipment of approximately $4.0 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt if excess cash becomes available.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2010.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At October 31, 2010, the weighted average total loan term was 27.4 months with 19.3 months remaining. The reserve amount in the allowance for credit losses at October 31, 2010, $59.0 million, was 22% of the principal balance in Finance receivables of $277.0 million, less unearned payment protection plan revenue of $8.6 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.7 million.

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

At October 31, 2010, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the lender’s prime lending rate (3.25% at October 31, 2010). An average decrease in future interest rates of 100 basis points from the lender’s prime lending rate at October 31, 2010, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately  $460,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Consolidated Balance Sheet at October 31, 2010 would have increased by approximately $460,000 to approximately $2.1 million.

The Company had total indebtedness of $51.2 million outstanding at October 31, 2010. Of this amount, $24.9 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $249,000 and a corresponding decrease in income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  Typically, the Company had charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation is a provision which allows the Company to charge up to 17% on loans to customers in Arkansas. The legislation has a sunset clause and will expire on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  At October 31, 2010, approximately 47% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to once again repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 18, 2010.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2010 through August 31, 2010	152,230	$22.18	152,230	847,770
September 1, 2010 through September 30, 2010	16,000	$25.10	16,000	831,770
October 1, 2010 through October 31, 2010	0	$0.00	0	831,770
Total	168,230	$22.46	168,230	831,770

(1)  The above described stock repurchase program has no expiration date.

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007.  (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

4.1
Loan and Security Agreement dated  November 4, 2010, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of Arkansas, N.A., as Administrative Agent and Co-Lead Arranger and Bank of America N.A., as Collateral Agent, Co-Lead Arranger and Documentation Agent.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.2
Colonial Revolver Note dated November 4, 2010 by Colonial Auto Finance, Inc. in favor of Bank of Arkansas, N.A., as Lender. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.3
Colonial Revolver Note dated November 4, 2010 by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.4
Colonial Revolver Note dated November 4, 2010 by Colonial Auto Finance, Inc. in favor of Commerce Bank, N.A., as Lender. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.5
Colonial Revolver Note dated November 4, 2010 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender. (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.6
ACM-TCM Revolver Note dated November 4, 2010 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of Arkansas, N.A., as Lender.  (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.7
ACM-TCM Revolver Note dated November 4, 2010 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender.  (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.8
ACM-TCM Revolver Note dated November 4, 2010 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, N.A., as Lender.  (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.9
ACM-TCM Revolver Note dated November 4, 2010 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender.  (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.10
Continuing Guaranty dated as of November 4, 2010, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of Arkansas, N.A. as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.11
Continuing Guaranty dated as of November 4, 2010, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of Arkansas, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.12
Continuing Guaranty dated as of November 4, 2010, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of Arkansas, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.13
Security Agreement dated as of November 4, 2010, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.14
Security Agreement dated as of November 4, 2010, between America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.15
Security Agreement dated as of November 4, 2010, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

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

Dated: December 3, 2010