Form 10-Q
period 2011-01-31
AMERICAS CARMART INC
filed 2011-03-03
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 2, 2011
Common stock, par value $.01 per share	10,603,239

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	January 31, 2011	April 30, 2010
Assets:
Cash and cash equivalents	$427	$268
Accrued interest on finance receivables	1,241	961
Finance receivables, net	221,769	205,423
Inventory	25,679	20,367
Prepaid expenses and other assets	1,927	1,176
Income taxes receivable, net	582	-
Goodwill	355	355
Property and equipment, net	24,915	22,722

	$276,895	$251,272

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$6,367	$5,796
Deferred payment protection plan revenue	8,658	8,229
Accrued liabilities	14,074	12,675
Income taxes payable, net	-	23
Deferred tax liabilities, net	10,638	9,193
Revolving credit facilities and note payable	54,940	38,766
Total liabilities	94,677	74,682

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,273,669 and 12,268,807 issued at January 31, 2011 and April 30, 2010,	123	123
respectively, of which 10,650,739 and 11,337,677 were outstanding at
January 31, 2011 and April 30, 2010, respectively
Additional paid-in capital	45,815	43,483
Retained earnings	169,824	150,012
Less: Treasury stock, at cost, 1,622,930 shares (931,130 at April 30, 2010)	(34,044)	(17,528)
Total stockholders' equity	181,718	176,090
Non-controlling interest	100	100
Total equity	181,818	176,190

	$276,895	$251,272

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues:
Sales	$82,775	$75,756	$247,988	$228,010
Interest income	9,794	8,049	27,875	22,111

	92,569	83,805	275,863	250,121

Costs and expenses:
Cost of sales, excluding depreciation shown below	48,154	42,442	141,856	127,841
Selling, general and administrative	15,863	13,945	45,337	41,831
Provision for credit losses	18,089	16,460	52,994	46,664
Loss on prepayment of debt	507	-	507	-
Interest expense	449	635	2,219	1,658
Depreciation and amortization	485	438	1,405	1,243
	83,547	73,920	244,318	219,237

Income before taxes	9,022	9,885	31,545	30,884

Provision for income taxes	3,334	3,606	11,703	11,265

Net income	$5,688	$6,279	$19,842	$19,619

Less: Dividends on mandatorily redeemable
preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$5,678	$6,269	$19,812	$19,589

Earnings per share:
Basic	$0.53	$0.54	$1.81	$1.67
Diluted	$0.52	$0.53	$1.77	$1.65

Weighted average number of shares outstanding:
Basic	10,758,269	11,732,822	10,958,074	11,731,674
Diluted	10,999,375	11,891,168	11,184,359	11,848,781

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended
	January 31,
	2011	2010
Operating activities:
Net income	$19,842	$19,619
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	52,994	46,664
Losses on claims for payment protection plan	3,625	3,295
Depreciation and amortization	1,405	1,243
Loss on sale of property and equipment	55	113
Stock based compensation	2,229	1,729
Unrealized loss (gain) for change in fair value of interest rate swap	33	(180)
Deferred income taxes	1,445	1,397
Change in operating assets and liabilities:
Finance receivable originations	(227,951)	(212,114)
Finance receivable collections	133,898	121,941
Accrued interest on finance receivables	(280)	(315)
Inventory	15,776	12,489
Prepaid expenses and other assets	(751)	580
Accounts payable and accrued liabilities	(402)	1,585
Deferred payment protection plan revenue	429	760
Income taxes, net	(605)	444
Net cash provided by (used in) operating activities	1,742	(750)

Investing Activities:
Purchase of property and equipment	(3,661)	(3,851)
Proceeds from sale of property and equipment	8	1,072
Net cash used in investing activities	(3,653)	(2,779)

Financing Activities:
Issuance of common stock	103	104
Purchase of common stock	(16,516)	-
Dividend payments	(30)	(30)
Change in cash overdrafts	2,339	(1,656)
Principal payments on note payable	(6,821)	(1,791)
Proceeds from revolving credit facilities	107,832	79,075
Payments on revolving credit facilities	(84,837)	(72,000)
Net cash provided by financing activities	2,070	3,702

Increase in cash and cash equivalents	159	173

Cash and cash equivalents, beginning of period	268	168

Cash and cash equivalents, end of period	$427	$341

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2011, the Company operated 103 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed balance sheet as of April 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2010.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Arkansas, Alabama, Oklahoma, Texas, Kentucky and Missouri, with approximately 45% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  In November 2010, the Company entered into a new loan and security agreement expiring in November 2013.  See Note F for further details.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock, to 75% of consolidated net income measured on a trailing twelve month basis as well as the maintenance of certain financial ratios, as defined.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees.  Loan origination costs are not significant.  The installment sale contracts are not pre-computed loans whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the loan.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.2 million at January 31, 2011 and $961,000 at April 30, 2010), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place loans on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent loans are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At January 31, 2011 and 2010, respectively, 4.6% and 4.2% of the Company’s finance receivable balances were 30 days or more past due.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the loan origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.6 months.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any loan where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2011 or April 30, 2010.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2010, and to date, there has been none in fiscal 2011.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2008.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2011 or April 30, 2010.

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

Sales consist of the following:

	Three Months Ended:		Nine Months Ended:
	January 31,		January 31,
(In thousands)	2011	2010	2011	2010

Sales – used autos	$72,593	$67,208	$217,710	$202,960
Wholesales – third party	4,555	3,249	13,747	9,654
Service contract sales	3,034	2,934	8,980	8,557
Payment protection plan revenue	2,593	2,365	7,551	6,839

Total	$82,775	$75,756	$247,988	$228,010

Late fee revenues were approximately $1.3 million for the nine months ended January 31, 2011 and 2010. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $482,000 and $495,000 at January 31, 2011 and 2010, respectively.

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

Treasury Stock

The Company purchased 691,800 shares of its common stock during the first nine months of fiscal 2011 for a total cost of $16.5 million and none in the first nine months of fiscal 2010.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Receivables.  In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required to provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update was effective beginning with the current quarter ended January 31, 2011.  This update did not have a material impact on the Company’s financial statements.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables are as follows:

(In thousands)	January 31, 2011	April 30, 2010

Gross contract amount	$315,096	$292,498
Less unearned finance charges	(33,244)	(31,447)
Principal balance	281,852	261,051
Less allowance for credit losses	(60,083)	(55,628)

Finance receivables, net	$221,769	$205,423

Changes in the finance receivables, net for the nine months ended January 31, 2011 and 2010 are as follows:

	Nine Months Ended January 31,
(In thousands)	2011	2010

Balance at beginning of period	$205,423	$182,041
Finance receivable originations	227,951	212,114
Finance receivables from acquisition of business	0	48
Finance receivable collections	(133,898)	(121,941)
Provision for credit losses	(52,994)	(46,664)
Losses on claims for payment protection plan	(3,625)	(3,295)
Inventory acquired in repossession and payment protection plan claims	(21,088)	(16,494)

Balance at end of period	$221,769	$205,809

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2011 and 2010 are as follows:

	Nine Months Ended January 31,
(In thousands)	2011	2010

Balance at beginning of period	$55,628	$49,310
Provision for credit losses	52,994	46,664
Allowance related to acquisition of business, net change	0	(48)
Charge-offs, net of recovered collateral	(48,539)	(40,166)

Balance at end of period	$60,083	$55,760

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses were:

The level of actual charge-offs, net of recovered collateral is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a loan becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first nine months of fiscal 2011 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 1.6% to 17.7% for the first nine months ended January 31, 2011 compared to 16.1% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first nine months of fiscal 2011.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first nine months of fiscal 2011, collections as a percentage of average finance receivables remained relatively flat at 48.8% compared to 48.9% for the same period of fiscal 2010, while delinquencies were slightly higher.

Macro-economic factors as well as proper execution of operational policies and procedures can have a significant effect on additions charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. While overall macro-economic factors continue to have a somewhat unfavorable impact, operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers have had an offsetting positive effect as related to credit results and the resulting charges to the provision for credit losses for the first nine months of fiscal 2011.

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
(In thousands)	2011	2010

Land	$5,924	$5,924
Buildings and improvements	9,620	9,412
Furniture, fixtures and equipment	7,128	6,261
Leasehold improvements	9,127	7,822
Construction in progress	1,500	455
Less accumulated depreciation and amortization	(8,384)	(7,152)

	$24,915	$22,722

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31,	April 30,
(In thousands)	2011	2010

Compensation	$3,253	$4,251
Cash Overdraft	2,949	610
Deferred service contract revenue	2,749	2,670
Deferred sales tax	1,702	1,613
Interest rate swap	1,400	1,367
Interest	143	147
Other	1,878	2,017

	$14,074	$12,675

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Debt Facilities (in thousands)
	Aggregate	Interest		Balance at
Primary Lender	Amount	Rate	Maturity	January 31, 2011	April 30, 2010

Bank of America	$90.0 million	Prime +/-	Nov 2013	$54,940	$-
Bank of Oklahoma	$51.5 million	Prime +/-	April 2011	$-	$31,944
		(3.01% at January 31, 2011 and 4.25% at April 30, 2010)

On November 4, 2010, the Company paid off its revolving credit facilities existing at that time along with the remaining balance of its term loan ($6.8 million at April 30, 2010) and simultaneously entered into a new loan and security agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $90 million.  The Credit Facilities expire in November 2013.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities with tiered pricing at Libor + 2.75% or the bank’s prime rate less .25% with no floor.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions.  The Company was in compliance with the covenants at January 31, 2011.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2011, the Company had additional availability of $35 million under the new revolving credit facilities.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan.  This amount is reflected in the third quarter of fiscal 2011 operating results in loss on prepayment of debt.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement matures on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at January 31, 2011).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt.  The interest rate swap agreement is not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net gain for the Agreement reported in earnings as interest expense is $250,000 for the quarter ended January 31, 2011.  The fair value of the Agreement is included in accrued liabilities on the condensed consolidated balance sheet at January 31, 2011 at $1.4 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, are all reflected in interest expense.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instrument by pricing levels as of January 31, 2011:

	Fair Value Measurements Using

(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Interest Rate Swap	-	$(1,400)	-

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2011 and April 30, 2010:

	January 31, 2011		April 30, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$427	$427	$268	$268
Finance receivables, net	221,769	176,158	205,423	163,157
Accounts payable	6,367	6,367	5,796	5,796
Revolving credit facilities	54,940	54,940	31,944	31,944
Term loan	-	-	6,822	7,322

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has recently bought and sold portfolios, and has had a recent third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at January 31, 2010, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

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

H – Weighted Average Shares Outstanding

Weighted average shares outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:		Nine Months Ended:
	January 31,		January 31,
	2011	2010	2011	2010

Weighted average shares outstanding-basic	10,758,269	11,732,822	10,958,074	11,731,674
Dilutive options, warrants and restricted stock	241,106	158,346	226,285	117,107

Weighted average shares outstanding-diluted	10,999,375	11,891,168	11,184,359	11,848,781

Antidilutive securities not included:
Options and warrants	580,000	580,000	580,000	283,567

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $2.2 million ($1.4 million after tax effects) and $1.7 million ($1.1 million after tax effects) for the nine months ended January 31, 2011 and 2010, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	June 30, 2020
Shares available for grant at January 31, 2011	0	506,250

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2011	January 31, 2010
Expected term (years)	5.0	5.0
Risk-free interest rate	1.80%	2.07%
Volatility	50%	54%
Dividend yield	—	—

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

The grant-date fair value of options granted during the nine months ended January 31, 2011 and 2010 was $244,000 and $6.9 million, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $2.1 million ($1.3 million after tax effects) and $1.6 million ($1.0 million after tax effects) for the nine months ended January 31, 2011 and 2010, respectively.

The aggregate intrinsic value of outstanding options at January 31, 2011 and 2010 was $6.4 million and $5.3 million.

As of January 31, 2011, the Company has $3.9 million of total unrecognized compensation cost related to unvested options.  These outstanding options have a weighted-average remaining vesting period of 7.41 years.

There were no options exercised during the first nine months of fiscal 2011 or 2010.

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

During the nine months ended January 31, 2011, there were 84 shares granted.  During the nine months ended January 31, 2010, 10,000 restricted shares were granted with a fair value of $19.06 per share and 20,000 restricted shares were granted with a fair value of $24.47 per share, the market prices of the Company’s stock on the grant dates.  A total of 187,027 shares remained available for award at January 31, 2011. The following is a summary of the activity in the Company’s Stock Incentive Plan during the nine months ended January 31, 2011:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2010	32,000	$22.50
Shares granted	84	26.79
Shares vested	84	26.79

Unvested shares at January 31, 2011	32,000	$22.50

The Company recorded a compensation cost of $141,000 ($89,000 after tax effects) and $148,000 ($93,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2011 and 2010, respectively.

As of January 31, 2011, the Company has $501,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.36 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2010 or during the first nine months of fiscal 2011.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended:
	January 31,
(in thousands)	2011	2010
Supplemental disclosures:
Interest paid	$2,191	$1,866
Income taxes paid, net	10,863	9,424

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	21,088	16,494

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2011, the Company operated 103 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 15%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 10.3% for the first nine months of fiscal 2011 compared to the same period of fiscal 2010 due primarily to a 5.0% increase in retail units sold, a 2.1% increase in average retail sales price and a 26.1% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.8%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their loans. Additionally, the Company’s rapid growth put stress on its infrastructure, leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The first nine months of fiscal 2011 experienced credit losses of 21.4% of sales compared to 20.5% of sales for the prior year period.  The increase for the current period relates primarily to higher credit losses during the Company’s second fiscal quarter as the Company experienced some operational difficulties.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2010 was 43.9%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (43% range) but will continue to be pressured based on increases in the costs of vehicles purchased.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2011	Three Months Ended
	January 31,		vs.	January 31,
	2011	2010	2010	2011	2010

Revenues:
Sales	$82,775	$75,756	9.3%	100.0%	100.0%
Interest income	9,794	8,049	21.7	11.8	10.6
Total	92,569	83,805	10.5	111.8	110.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	48,154	42,442	13.5	58.2	56.0
Selling, general and administrative	15,863	13,945	13.8	19.2	18.4
Provision for credit losses	18,089	16,460	9.9	21.9	21.7
Loss on prepayment of debt	507	-	-	0.6	0.0
Interest expense	449	635	(29.3)	0.4	0.8
Depreciation and amortization	485	438	10.7	0.6	0.6
Total	83,547	73,920	13.0	100.8	97.6

Pretax income	$9,022	$9,885	(8.7)	10.9%	13.0%

Operating Data:
Retail units sold	8,266	7,824
Average stores in operation	102	96
Average units sold per store per month	27.0	27.2
Average retail sales price	$9,463	$9,267
Same store revenue change	5.3%	11.0%

Period End Data:
Stores open	103	95
Accounts over 30 days past due	4.6%	4.2%

Three Months Ended January 31, 2011 vs. Three Months Ended January 31, 2010

Revenues increased by $8.8 million, or 10.5%, for the three months ended January 31, 2011 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($4.4 million, or 5.3%) and (ii) revenue growth from dealerships opened after January 31, 2010 ($4.4 million).

Cost of sales as a percentage of sales increased 2.2% to 58.2% for the three months ended January 31, 2011 from 56.0% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher wholesale sales which resulted from increased credit losses, an increase in the average purchase price of vehicles, higher inventory repairs costs and lower than expected top line sales. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range over the near term.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 19.2% for the three months ended January 31, 2011, an increase of 0.8% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased $1.9 million in the third quarter of fiscal 2011 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, increased incremental costs at new dealerships as well as higher utility and advertising costs. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program, where the Company has significantly increased its investment over the last few years in order to have a sufficient level of qualified associates in this program to support growth and cover attrition needs.  Additionally, many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased to 21.9% for the three months ended January 31, 2011 compared to 21.7% for the three months ended January 31, 2010.  The Company continues to push for improvements and better execution of its collection practices, which is offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and the first nine months of fiscal 2011. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.  Management primarily attributes the improvement in credit losses for the most recent quarter, when compared to the previous quarter, to improved execution at the lot level, specifically as related to working individually with its customers concerning collection issues which had been an issue earlier in the current fiscal year leading to higher credit losses during the second quarter.  The Company continues to take steps to improve lot level execution regarding collections.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan.  This amount is reflected in the third quarter of fiscal 2011 operating results in loss on prepayment of debt.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) as a percentage of sales remained constant at 0.8% for the three months ended January 31, 2011 and January 31, 2010.  Higher average borrowings during the three months ended January 31, 2011 ($55.7 million compared to $35.8 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

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

The net gain for the Agreement reported in earnings as interest expense is $250,000 for the three months ended January 31, 2011.  The fair value of the Agreement is included in Accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at January 31, 2011 at $1.4 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2011	Nine Months Ended
	January 31,		vs.	January 31,
	2011	2010	2010	2011	2010

Revenues:
Sales	$247,988	$228,010	8.8%	100.0%	100.0%
Interest income	27,875	22,111	26.1	11.2	9.7
Total	275,863	250,121	10.3	111.2	109.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	141,856	127,841	11.0	57.2	56.1
Selling, general and administrative	45,337	41,831	8.4	18.3	18.3
Provision for credit losses	52,994	46,664	13.6	21.4	20.5
Loss on prepayment of debt	507	-	-	0.2	0.0
Interest expense	2,219	1,658	33.8	0.9	0.7
Depreciation and amortization	1,405	1,243	13.0	0.6	0.5
Total	244,318	219,237	11.4	98.5	96.2

Pretax income	$31,545	$30,884	2.1	12.7%	13.5%

Operating Data:
Retail units sold	25,178	23,971
Average stores in operation	100	96
Average units sold per store per month	28.0	27.7
Average retail sales price	$9,303	$9,109
Same store revenue change	6.5%	10.3%

Period End Data:
Stores open	103	95
Accounts over 30 days past due	4.6%	4.2%

Nine Months Ended January 31, 2011 vs. Nine Months Ended January 31, 2010

Revenues increased by $25.7 million, or 10.3%, for the nine months ended January 31, 2011 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($15.9 million, or 6.5%), (ii) revenue growth from stores opened during the nine months ended January 31, 2010 or stores that opened or closed a satellite location after January 31, 2010 ($1.9 million), and (iii) revenue growth from stores opened after January 31, 2010 ($7.9 million).

Cost of sales as a percentage of sales increased 1.1% to 57.2% for the nine months ended January 31, 2011 from 56.1% in the same period of the prior fiscal year.  The increase from the prior year period relates primarily to an increase in wholesale sales, an increase in the average purchase price of vehicles, and slightly higher operating expenses partially offset by higher margins on the payment protection plan product. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 43% range over the near term.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales remained flat at 18.3% for the nine months ended January 31, 2011 and January 31, 2010.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $3.5 million related primarily to higher payroll costs and to incremental costs related to new locations opened after January 31, 2010. At the corporate level, the higher payroll costs are concentrated in our Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program where the Company has significantly increased its investment in recent quarters to have a sufficient level of qualified associates in this program to support growth and cover attrition needs. Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Stock based compensation also increased approximately $500,000 for the nine months ending January 31, 2011 compared to the same period of the prior fiscal year.

Provision for credit losses as a percentage of sales increased 0.9% to 21.4% for the nine months ended January 31, 2011 from 20.5% in the same period of the prior fiscal year.  The Company continues to push for improvements and better execution of its collection practices, which is offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and the first nine months of fiscal 2011.  The Company did experience some operational challenges during the second quarter of fiscal 2011 which resulted in higher credit losses between years.  Management continues to focus on improved execution at the lot level, specifically as related to working individually with its customers concerning collection issues.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan.  This amount is reflected in the third quarter of fiscal 2011 operating results in loss on prepayment of debt.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement) as a percentage of sales increased 0.1% to 0.9% for the nine months ended January 31, 2011 from 0.8% for the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the nine months ended January 31, 2011 as compared to the same period in the prior fiscal year ($48.9 million compared to $33.1 million), partially offset by lower interest rates on the Company’s variable rate debt.

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

The net loss for the Agreement reported in earnings as interest expense is $33,000 for the nine months ended January 31, 2011.  The fair value of the Agreement is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at January 31, 2011 at $1.4 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2011	April 30, 2010
Assets:
Finance receivables, net	$221,769	$205,423
Inventory	25,679	20,367
Property and equipment, net	24,915	22,722

Liabilities:
Accounts payable and accrued liabilities	20,441	18,471
Deferred payment protection plan revenue	8,658	8,229
Deferred tax liabilities, net	10,638	9,193
Debt facilities	54,940	38,766

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price.  However, the average term for installment sales contracts at January 31, 2011 decreased as compared to January 31, 2010 (27.0 months vs. 27.6 months) even with an increase in the average retail sales price.  The decreases in terms relate to software and operational changes made in an effort to shorten terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds.  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the company benefiting from expected stronger collections on an annual basis, it is anticipated going forward that the growth in finance receivables will approximate or even be slightly less than overall revenue growth on an annual basis in the near term.

During the first nine months of fiscal 2011, inventory increased 26.1% ($5.3 million) as compared to inventory at April 30, 2010, while revenue growth during the same period was 10.3%.  The increase resulted from increased sales levels, additional inventory for new dealerships and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $2.2 million during the nine months ended January 31, 2011 as compared to property and equipment, net, at April 30, 2010 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $2.0 million during the first nine months of fiscal 2011 as compared to Accounts payable and accrued liabilities at April 30, 2010 due primarily to timing of cash overdrafts.

Deferred tax liabilities, net increased $1.4 million during the first nine months of fiscal 2011 as compared to April 30, 2010 due primarily to the increase in Finance Receivables partially offset by the effect of stock based compensation expenses.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first nine months of fiscal 2011 the Company had a $16.2 million increase in its debt facilities to help finance receivables growth, capital expenditures and common stock repurchases.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2011	2010
Operating activities:
Net income	$19,842	$19,619
Provision for credit losses	52,994	46,664
Losses on claims for payment protection plan	3,625	3,295
Unrealized (gain) loss for change in fair value of interest rate swap	33	(180)
Depreciation and amortization	1,405	1,243
Stock based compensation	2,229	1,729
Finance receivable originations	(227,951)	(212,114)
Finance receivable collections	133,898	121,941
Inventory	15,776	12,489
Accounts payable and accrued liabilities	(402)	1,585
Deferred payment protection plan revenue	429	760
Income taxes, net	(605)	444
Deferred income taxes	1,445	1,397
Accrued interest on finance receivables	(280)	(315)
Other	(696)	693
Total	1,742	(750)

Investing activities:
Purchase of property and equipment	(3,661)	(3,851)
Proceeds from sale of property and equipment	8	1,072
Total	(3,653)	(2,779)

Financing activities:
Debt facilities, net	16,174	5,284
Change in cash overdrafts	2,339	(1,656)
Issuance of common stock	103	104
Purchase of common stock	(16,516)	-
Dividend payments	(30)	(30)
Total	2,070	3,702

Increase in Cash	$159	$173

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

Cash flows from operations for the nine months ended January 31, 2011 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income, (ii) higher non-cash charges including credit losses, depreciation, stock based compensation and unrealized loss on interest rate swap and (iii) increased proceeds from repossessed vehicles, offset by (iv) an increase in finance receivables, (v) a decrease in accounts payable and accrued liabilities, and (vi) an increase in prepaid expenses and other assets.  Finance receivables, net, increased by $16.3 million from April 30, 2010 to January 31, 2011.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and loan term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect continuing increases in vehicle purchase costs on a going-forward basis. The Company has experienced recent increases in average vehicle purchase costs which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 43% range in the near term and overall loan terms remaining fairly consistent with recent experience due to software and operational changes which have recently been made.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have a significant effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 20-22% of sales. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.  The second quarter losses slightly exceeded this range and management attributes this to a lack of execution at the lot level within the collections area. Management continues to focus on improved execution at the lot level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of January 31, 2011, the Company leased approximately 70% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock, to 75% of consolidated net income measured on a trailing twelve month basis as well as the maintenance of certain financial ratios, as defined.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At January 31, 2011, the Company had $427,000 of cash on hand and an additional $35 million of availability under its new revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s new revolving credit facilities mature in November 2013 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

 The Internal Revenue Service (“IRS”) recently concluded the previously reported examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRC and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, but affects the timing of required tax payments.

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

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2011.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2011, the weighted average total loan term was 27.0 months with 18.9 months remaining. The reserve amount in the allowance for credit losses at January 31, 2011, $60.1 million, was 22% of the principal balance in Finance receivables of $281.9 million, less unearned payment protection plan revenue of $8.7 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in loan characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the loan origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.6 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.8 million.

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

Receivables.  In July 2010, the FASB adopted an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses.  Entities will be required to provide enhanced disclosures regarding (i) the nature of the credit risk inherent in the receivable, (ii) how the entity analyzes and assesses credit risk to estimate the allowance for credit losses and (iii) changes in both the receivable and the allowance for credit losses and the reasons for those changes.  This update was effective beginning with the current quarter ended January 31, 2011.  This update did not have a material impact on the Company’s financial statements.

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008 through fiscal 2010 tax refund anticipation sales began in early November and continued through January (the Company’s third fiscal quarter). Due to delays in the tax refund process by the Internal Revenue Service during the third quarter ended January 31, 2011, it is expected that many of the sales expected to be seen in the third fiscal quarter of 2011 will be pushed into the fourth quarter of fiscal 2011.  The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods, but a shift in the timing of actual tax refund dollars in the Company’s markets could have an effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

At January 31, 2011, the Company’s interest rate swap on $20 million of notional principal provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the lender’s prime lending rate (3.25% at January 31, 2011). An average decrease in future interest rates of 100 basis points from the lender’s prime lending rate at January 31, 2011, would have resulted in an additional expense, reflected within Interest expense on the Condensed Consolidated Statement of Operations, of approximately  $415,000 resulting from a change in fair value of the instrument. Also, the liability for the fair value of the swap agreement reflected within Accrued liabilities on the Consolidated Balance Sheet at January 31, 2011 would have increased by approximately $415,000 to approximately $1.8 million.

The Company had total indebtedness of $54.9 million outstanding at January 31, 2011. Of this amount, $34.9 million (excluding the $20 million notional amount for the interest rate swap agreement) was variable rate debt under the credit facilities. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $349,000 and a corresponding decrease in income before income tax.

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

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  Typically, the Company had charged interest on its Arkansas loans at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s loans do not fluctuate once established, new loans originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  Effective June 26, 2009, the Company began charging 12% on loans originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision which allowed the Company to charge up to 17% on loans to customers in Arkansas to expire via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  An appeal related to the constitutional amendment has been filed with the Arkansas Supreme Court.  The Company will continue to monitor the status of this appeal and anticipates a final resolution soon.  At January 31, 2011, approximately 47% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to once again repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 18, 2010.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2010 through November 30, 2010	28,600	$25.19	28,600	803,170
December 1, 2010 through December 31, 2010	106,084	$26.29	106,084	697,086
January 1, 2011 through January 31, 2011	71,200	$27.64	71,200	625,886
Total	205,884	$26.61	205,884	625,886

(1)  The above described stock repurchase program has no expiration date.

Exhibit Number	Description of Exhibit

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

Dated: March 2, 2011