Form 10-K
period 2011-04-30
AMERICAS CARMART INC
filed 2011-06-20
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-14939
__________________
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [ ]   No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [ ] No  [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[ ]    Large accelerated filer            Accelerated filer    [x]
[ ]    Non-accelerated filer                 Smaller reporting company    [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [ ]   No  [x]
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 29, 2010 was $249,565,885 (9,357,551 shares), based on the closing price of the registrant’s common stock of $26.67.
There were 10,217,005 shares of the registrant’s common stock outstanding as of June 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

•         the Company’s ability to underwrite and collect its contracts effectively;

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

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2011, the Company operated 106 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its Integrated Auto Sales and Finance used car operation using the same business model that has been developed by Car-Mart over the last 30 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.2% in fiscal 2010 to a high of 29.1% in fiscal 2007 (average of 22.7%).  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation.  The Company’s dealerships will continue to operate on a decentralized basis.  Each dealership is ultimately responsible for buying (via an assigned corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the contracts it originates in accordance with established policies and procedures (pricing, proprietary credit scoring,  maximum contract terms and down-payment requirements as well as other customer profile data are all monitored centrally). Most customers make their payments in person at one of the Company’s dealerships.  This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including proprietary credit scoring, establishing standards for down-payments and contract terms as well as an internal compliance function.

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.  In fiscal 2007 and into fiscal 2008, the Company decided to slow down its new dealership openings until operational initiatives showed positive results. The focus had been on improving performance of existing dealerships prior to opening significant numbers of new dealerships. Based on significant infrastructure investments made during the last three and one half years and the resulting favorable operating results in recent years, the Company is once again looking to grow dealership count. The Company ended fiscal 2011 with 106 locations, a net increase of nine locations over the prior year end and current plans are to add one dealership for every ten into the future. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,361 in fiscal 2011.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 27.3 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the negative macro-economic issues have been positive related to recruitment of outside talent and the Company currently expects this to continue.

Cultivating Customer Relationships.  The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company.  A large percentage of sales at mature dealerships are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals.  By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment contract with the Company.  The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

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

Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2011, the Company’s debt to equity ratio was 0.25 to 1.0 (Revolving credit facilities and notes payable divided by Total Stockholders Equity on the Consolidated Balance Sheet), which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

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

Operations

Operating Segment.  Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

Dealership Organization.  Dealerships are operated on a decentralized basis.  Each dealership is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates.  Dealerships also maintain their own records and make daily deposits.  Dealership-level financial statements are prepared by the corporate office on a monthly basis.  Depending on the number of active customer accounts, a dealership may have as few as three or as many as 28 full-time associates employed at that location.  Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and dealership attendants.  Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.  The Company has both regular and satellite dealerships.  Satellite dealerships are similar to regular dealerships, except that they tend to be smaller, sell fewer vehicles and their financial performance is not captured in a stand-alone financial statement, but rather is included in the financial results of the sponsoring regular dealership.

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2011, 2010 and 2009:

	Years Ended April 30,
	2011	2010	2009
Dealerships at beginning of year	97	93	91
New dealerships opened/acquired	9	5	2
Dealerships closed	-	(1)	-

Dealerships at end of year	106	97	93

Below is a summary of dealership locations by state as of April 30, 2011, 2010 and 2009:

	As of April 30,
Dealerships by State	2011	2010	2009
Arkansas	37	36	36
Oklahoma	20	20	17
Texas	14	14	13
Missouri	13	12	11
Kentucky	9	8	9
Alabama	8	5	5
Tennessee	4	1	1
Indiana	1	1	1
Total	106	97	93

Dealerships are typically located in smaller communities.  As of April 30, 2011, approximately 70% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company’s buyers purchase vehicles between six and 10 years of age with 90,000 to 130,000 miles, and pay between $3,000 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus, Pontiac Grand Prix, Dodge Ram Pickup, Ford Explorer and the Ford Ranger.  The Company sells a significant number of trucks and sport utility vehicles. The Company’s buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 25 to 100 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 9 to 10 times each year.  Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a five month or 5,500 mile service contract for $395 which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all customers elect to purchase this product when purchasing a vehicle in those states.

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

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 12 months to 36 months (average of 27.3 months), and annual interest charges ranging from 5.5% to 19% (weighted average of 14.4% at April 30, 2011). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

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

Typically, monthly sales levels at new dealerships are substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new dealerships can exceed 10% per year for a number of years.  Historically, mature dealerships typically experience annual sales growth, but at a lower percentage than new dealerships. However, in 2007 the Company did experience a decrease in sales at mature dealerships as it focused on improving the quality of sales in response to increased credit losses.  In 2008, the historical sales trend returned as operational initiatives showed success and the Company was able to support higher sales levels as a result. Sales have continued to increase in fiscal 2009 by 9.2%, fiscal 2010 by 13% and in fiscal 2011 by 11% primarily due to same dealership growth.

New dealerships are generally provided with approximately $1.5 million to $2 million in capital from the corporate office during the first 18 to 24 months of operation.  These funds are used principally to fund receivables growth.  After this 12 to 24 month start-up period, new dealerships can typically become cash flow positive allowing for some continuing growth in receivables without additional capital from the corporate office. As these dealerships become cash flow positive a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, dealerships serves as an important operating discipline.  Essentially, dealerships must be profitable in order to grow and typically new dealerships are profitable within the first year of opening.

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

Industry

Used Car Sales.  The market for used car sales in the United States is significant.  Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships.  The Company operates in the Integrated Auto Sales and Finance segment of the independent used car sales and finance market.  Integrated Auto Sales and Finance dealers sell and finance used cars to individuals with limited credit histories or past credit problems.  Integrated Auto Sales and Finance dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

Used Car Financing.  The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers.  Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collections efforts.  There has been a further constriction in the financing sources that exist for the deep sub-prime automobile market since the financial crisis in 2008 and the resulting recession. Since the Company does not rely on securitizations as a financing source, it has been largely unaffected by the credit constrictions and has been able to continue to grow its revenue level and receivable base.

Competition

The used automotive retail industry is highly competitive and fragmented.  The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale of used vehicles.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2011 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Regulation and Licensing

The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles.  Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate.  These laws also regulate advertising and sales practices.  The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws.  Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.  Additionally, the Company anticipates that it could be subject to new regulations in connection with federal legislation that has been enacted by the United States Congress to establish a Bureau of Consumer Financial Protection (“Bureau”) with potentially broad regulatory powers over consumer credit products such as those offered by the Company.  The provisions of this legislation are in the early stages of implementation, and until the Bureau has become operative and begins to propose rules and regulations that apply to consumer credit activities, it is not possible to accurately predict what effect the Bureau will have on the business.

The states in which the Company operates impose limits on interest rates the Company can charge on its installment contracts. These limits have generally been based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate.  Management believes the Company is in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations.  However, the adoption of additional laws, changes in the interpretation of existing laws, or the Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Employees

As of April 30, 2011, the Company, including its consolidated subsidiaries, employed approximately 1,025 full time associates.  None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2011:

Name	Age	Position with the Company

William H. Henderson	47	Vice Chairman of the Board, President, Chief Executive Officer and Director

Eddie L. Hight	48	Chief Operating Officer

Jeffrey A. Williams	48	Chief Financial Officer, Vice President Finance and Secretary

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

Item 1A.  Risk Factors

The Company is subject to various risks.  The following is a discussion of risks that could materially and adversely affect the Company’s business, operating results, and financial condition.

The Company may have a higher risk of delinquency and default than traditional lenders because it finances its sales of used vehicles to credit-impaired borrowers.

Substantially all of the Company’s automobile contracts involve financing to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Financing made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than financing made to borrowers with better credit.  Delinquency interrupts the flow of projected interest income and repayment of principal from a contract, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the contract is insufficient to cover the principal and interest due on the contract or the vehicle cannot be recovered.  The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such contracts.  Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in financing made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks.  If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its financial condition and operating results.

From time to time, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts.  The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change.  If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations.

A reduction in the availability or access to sources of inventory would adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically in the last few years and this has had and could continue to have a significant negative effect on the supply of vehicles available to the Company in future periods.  The recent earthquake and tsunami in Japan has had a negative effect on new vehicle sales which could affect used vehicle availability in future years.

The used automotive retail industry is highly competitive and fragmented, which could result in increased costs to the Company for vehicles and adverse price competition.

The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices.  Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins.  Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

The used automotive retail industry operates in a highly regulated environment with significant attendant compliance costs and penalties for non-compliance.

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.  Additionally, the Company anticipates that it could be subject to additional regulations under the newly established federal Consumer Financial Protection Bureau, which has broad regulatory powers over consumer credit products such as those offered by the Company.

Inclement weather can adversely impact the Company’s operating results.

The occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, which adversely affect consumer traffic at the Company’s automotive dealerships, could negatively impact the Company’s operating results.

Recent and future disruptions in domestic and global economic and market conditions could have adverse consequences for the used automotive retail industry in the future and may have greater consequences for the non-prime segment of the industry.

           In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general.  Recent and future disruptions in domestic and global economic and market conditions could adversely affect consumer demand and/or increase the Company’s costs, resulting in lower profitability for the Company.  Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.  The Company is unable to predict with certainty the future impact which the most recent global economic conditions will have on consumer demand in our markets or on the Company’s costs.

If an appeal related to the constitutional amendment for allowable interest rates in Arkansas is successful, a decrease in interest rates will have an adverse effect on the Company’s profitability.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  However, interest rates charged on finance receivables originated in the State of Arkansas have, until recently, been limited to the federal primary credit rate (currently .75%) plus 5%.  Typically, the Company has charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate.  At April 30, 2011, approximately 45% of the Company’s finance receivables were originated in Arkansas.  The long-term effect of decreases in the federal primary credit rate generally had a negative effect on the profitability of the Company because the amount of interest income lost on Arkansas originated contracts would likely exceed the amount of interest expense saved on the Company’s variable rate borrowings. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on financed sales to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  An appeal of litigation challenging the constitutionality of the amendment has been filed with the Arkansas Supreme Court.  The Company will continue to monitor the status of this appeal and anticipates a final resolution soon.  If the appeal is successful and the amendment is stricken we could be subject to lower interest rate limits in Arkansas, which would adversely affect the Company’s profitability.

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eight states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Oklahoma, Tennessee, Texas, Kentucky and Missouri, with approximately 45% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s success depends upon the continued contributions of its management teams and the ability to attract and retain qualified employees.

The Company is dependent upon the continued contributions of its management teams.  Because the Company maintains a decentralized operation in which each dealership is responsible for buying and selling its own vehicles, making credit decisions and collecting contracts it originates, the key employees at each dealership are important factors in the Company’s ability to implement its business strategy.  Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment.

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

The Company generates cash from income from continuing operations.  The cash is primarily used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to fund installment sales contracts.  On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Any adverse changes in the  Company’s ability to borrow under revolving credit facilities or fixed interest term loans, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.  Further, the Company’s current credit facilities contain various reporting and financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

The capital and credit markets have remained tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies in the past three years.  While currently these conditions have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets experience further disruptions and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, to do so, which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

The Company’s growth strategy is dependent upon the following factors:

•
Availability of suitable dealership sites.  Our ability to open new dealerships is subject to the availability of suitable dealership sites in locations and on terms favorable to the Company.  If and when the Company decides to open new dealerships, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s dealership base.  In addition, if a new dealership is unsuccessful and we are forced to close the dealership, we could incur additional costs if we are unable to dispose of the property in a timely manner or on terms favorable to the Company.  Any of these circumstances could have a material adverse effect on the Company’s expansion strategy and future operating results.

•
Ability to attract and retain management for new dealerships.  The success of new dealerships is dependent upon the Company being able to hire and retain additional competent personnel.  The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive.  If we are unable to hire and retain qualified and competent personnel to operate our new dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.

•
Availability and cost of vehicles.  The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships.  The overall new car sales volumes in the United States have decreased dramatically in the last few years and this could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods.  This could make it difficult to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

•
Acceptable levels of credit losses at new dealerships.  Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates.  Therefore, the opening of new dealerships tends to increase our overall credit losses.  In addition, our new dealerships may experience higher than anticipated credit losses, which may require us to incur additional costs to reduce future credit losses or to close the underperforming locations altogether.  Any of these circumstances could have a material adverse effect on our future financial condition and operating results.

The Company’s business is subject to seasonal fluctuations.

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2011 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2011, the Company leased approximately 75% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Alabama, Arkansas, Oklahoma, Tennessee, Texas, Kentucky and Missouri.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

First quarter	$27.20	$20.40	$21.98	$13.93
Second quarter	27.48	21.27	25.69	18.37
Third quarter	30.10	24.11	27.25	20.17
Fourth quarter	27.30	22.77	27.32	22.27

As of June 16, 2011, there were approximately 941 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Stock Incentive Plan and the 2007 Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees.  These plans have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2011:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by the stockholders	1,133,147	$ 19.32	693,277

Equity compensation plans
not approved by the stockholders	--	--	--

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2006 and ending on April 30, 2011.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2006.

The dollar value at April 30, 2011 of $100 invested in the Company’s common stock on April 30, 2006 was $120.29, compared to $140.84 for the Automobile Index described above and $129.57 for the NASDAQ Market Index (U.S. Companies).

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

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on August 18, 2010. Subsequent to April 30, 2011, on May 26, 2011 the Board of Directors approved, once again, the repurchase of up to one million shares of the Company’s common stock under the common stock repurchase program. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2011 through February 28, 2011	37,500	$24.19	37,500	588,386
March 1, 2011 through March 31, 2011	89,500	$24.22	89,500	498,886
April 1, 2011 through April 30, 2011 (2)	30,100	$25.13	29,723	469,163
Total	157,100	$24.39	156,723	469,163

(1)  The above described stock repurchase program has no expiration date.
(2) 377 of the shares purchased during April 2011 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2011	2010	2009	2008	2007

Revenues	$379,251	$338,930	$298,966	$274,631	$240,334

Net income attributable to common	$28,175	$26,799	$17,906	$15,033	$4,232
stockholders
Diluted earnings per share from	$2.54	$2.27	$1.52	$1.26	$0.35
continuing operations

Total assets	$276,409	$251,272	$219,624	$200,589	$173,598
Total debt	$47,539	$38,766	$29,839	$40,337	$40,829
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$187,011	$176,190	$157,077	$137,322	$123,828

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2011, the Company operated 106 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years (average 14%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 11.9% for the fiscal year ending April 30, 2011 compared to fiscal 2010 primarily due to a 6.9% increase in retail units sold, a 2.5% increase in average retail sales price and a 23.9% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.7%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their contracts. Additionally, the Company’s rapid growth put stress on its infrastructure leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.  For fiscal 2011 the Company experienced credit losses of 20.8% of sales.  The increase for the current year relates primarily to higher credit losses during the second fiscal quarter as the Company experienced some operational difficulties, however overall credit losses for the fiscal year are in line with expectations and the Company will continue to push for improvements within the collections area.

The primary reason for the improvement in credit losses in recent years relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts on the front end. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more timely oversight and providing for more accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2011 was 42.7%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and a lower margin on the payment protection plan product primarily related to increased claims associated with severe weather in some of our service areas.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (43% range).

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives.  The Company has added resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions.  The Company expects to continue to invest in the development of its workforce in fiscal 2012 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2011	2010
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2011	2010	2009	2010	2009	2011	2010	2009
Operating Statement:
Revenues:
Sales	$341,859	$308,756	$273,340	10.7%	13.0%	100.0%	100.0%	100.0%
Interest and other income	37,392	30,174	25,626	23.9	17.7	10.9	9.8	9.4
Total	379,251	338,930	298,966	11.9	13.4	110.9	109.8	109.4

Costs and expenses:
Cost of sales, excluding depreciation
shown below	195,985	173,106	155,668	13.2%	11.2%	57.3	56.1	57.0
Selling, general and administrative	62,141	57,207	51,093	8.6	12.0	18.2	18.5	18.7
Provision for credit losses	70,964	62,277	58,807	13.9	5.9	20.8	20.2	21.5
Loss on prepayment of debt	507	-	-	-	-	0.1	-	-
Interest expense	2,625	2,319	4,006	13.2	(42.1)	0.8	0.8	1.5
Depreciation and amortization	1,928	1,694	1,395	13.8	21.4	0.6	0.5	0.5
Loss on disposal of property and
equipment	55	375	-	(85.3)	-	0.0	0.1	-
Total	334,205	296,978	270,969	12.5	9.6	97.8	96.2	99.1

Income before Taxes	$45,046	$41,952	$27,997	7.4	49.8	13.2%	13.6%	10.2%

Operating Data:
Retail units sold	34,424	32,196	28,698	6.9%	12.2%
Average dealerships in operation	101	95	92	6.3	3.3
Average units sold per dealership	341	339	312	0.6	8.6
Average retail sales price	$9,361	$9,137	$9,056	2.5	0.9

2011 Compared to 2010

Total revenues increased $40.3 million, or 11.9%, in fiscal 2011, as compared to revenue growth of 13.4% in fiscal 2010, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($24.2 million), (ii) dealerships opened during fiscal 2010 or dealerships that opened or closed a satellite location during fiscal 2010 ($6.6 million), and (iii) revenues from dealerships opened during fiscal 2011 ($9.5 million).  The increase in revenue for fiscal 2011 is attributable to (i) a 6.9% increase in retail unit volumes together with a 2.5% increase in the average unit sales price, (ii) a 23.9% increase in interest and other income and, (iii) a $5.0 million increase in wholesale sales.

Cost of sales, as a percentage of sales, increased to 57.3% in fiscal 2011 from 56.1% in fiscal 2010. The Company’s cost of sales as a percentage of sales was negatively affected by a higher percentage of wholesale sales, increased average selling price, higher inventory repair costs and a lower margin for the payment protection plan product primarily related to increased claims due to severe weather in a few of our service areas.  Wholesale sales, for the most part, relate to repossessed vehicles sold at or near cost.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in domestic new car sales, which results in higher purchase costs for the Company.

Selling, general and administrative expenses, as a percentage of sales, decreased 0.3% to 18.2% in fiscal 2011 from 18.5% in fiscal 2010.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $4.9 million from fiscal 2010, which consisted primarily of increased payroll costs and other incremental costs related to new lot openings.  Many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses, as a percentage of sales, increased 0.6% to 20.8% in fiscal 2011 from 20.2% in fiscal 2010.   The Company continues to push for improvements and better execution of its collection practices, which is offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and fiscal 2011.  The slight increase for the fiscal 2011 relates primarily to higher credit losses during the second fiscal quarter as the Company experienced some operational difficulties, specifically as related to working individually with its customers concerning collection issues.  The Company continues to take steps to improve dealership level execution regarding collections.  Additionally, the Company continues to increase its investment in the corporate infrastructure within the collection area which is expected to continue to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan.  This amount is reflected in the fiscal 2011 operating results in loss on prepayment of debt.

Interest expense (excluding the non-cash charge related to the change in fair value of the interest rate swap agreement described below) as a percentage of sales remained constant at 0.8% for fiscal 2011 and fiscal 2010.  Higher average borrowings during the fiscal year 2011 ($48.4 million compared to $33.0 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

The Company had an interest rate swap agreement (the “Agreement”) which was not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity.  The Company terminated the interest rate swap agreement in April 2011 for $1.3 million due to unfavorable interest rate movements.

The net income for the Agreement reported in earnings as interest income was $72,000 for fiscal 2011 compared to net income of $155,000 for fiscal 2010.  The interest on the credit facilities, the net settlements under the interest rate swap, the changes in the fair value of the Agreement, and the termination payment are all reflected as interest expense in the Company’s Consolidated Statement of Operations.

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

Cost of sales, as a percentage of sales, decreased to 56.1% in fiscal 2010 from 57.0% in fiscal 2009. The Company’s cost of sales as a percentage of sales was positively affected by a slightly lower percentage and significantly improved results for wholesale sales, due to favorable market conditions, as well as improvements in retail pricing efficiencies when compared to the prior year.  Wholesale sales, for the most part, relate to repossessed vehicles sold at or near cost.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in domestic new car sales, which results in higher purchase costs for the Company.

Selling, general and administrative expenses, as a percentage of sales, decreased 0.2% to 18.5% in fiscal 2010 from 18.7% in fiscal 2009.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $6.1 million from fiscal 2009, which consisted primarily of increased payroll costs. At the corporate level, higher payroll costs were concentrated in the Human Resources, Information Technology and Credit and Collections areas. Within Human Resources is the Manager in Training Program, where the Company has significantly increased its investment over the last year in order to have a sufficient level of qualified associates in this program to support growth and cover attrition needs.  At the dealership level, market-based pay adjustments for certain positions have been made to reduce turnover and to attract qualified associates. Additionally, many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.  Also, stock based compensation was up approximately $600,000 for fiscal 2010 compared to fiscal 2009.

Provision for credit losses, as a percentage of sales, decreased 1.3% to 20.2% in fiscal 2010 from 21.5% in fiscal 2009.  The Company is benefiting from better execution of its collection practices, which is offsetting negative macro-economic issues that were prevalent during most of fiscal 2010.  Turnover at the dealership level for collection positions is down between years, having a positive effect on results. Additionally, the Company has increased its investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

The net income for the Agreement reported in earnings as interest income was $155,000 for fiscal 2010 compared to net expense of $1.5 million for fiscal 2009.  The fair value of the Agreement is included in accrued liabilities on the Company’s Consolidated Balance Sheet as of April 30, 2010 at $1.4 million.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected as Interest expense in the Company’s Consolidated Statement of Operations.  Notwithstanding the Company’s intention to hold the swap until maturity, changes in fair value of the Agreement will continue to be recognized quarterly as non-cash charges or gains, as the case may be.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2011, 2010 and 2009 (in thousands):

	April 30,
	2011	2010	2009
Assets:
Finance receivables, net	$222,305	$205,423	$182,041
Inventory	23,595	20,367	15,476
Property and equipment, net	25,532	22,722	19,346

Liabilities:
Accounts payable and accrued liabilities	19,091	18,471	16,270
Deferred payment protection plan revenue	8,963	8,229	7,353
Deferred tax liabilities, net	13,405	9,193	8,377
Revolving credit facilities & notes payable	47,539	38,766	29,839

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. The following table shows receivables growth compared to revenue growth.  In fiscal 2009 the Company experienced lower net charge-offs combined with a slightly longer weighted average contract term due mostly to an increase in the average retail sales price.  The average term for installment sales contracts at April 30, 2011 was 27.3 months compared to 27.7 months at April 30, 2010 and collections were up significantly which led to receivables growth being lower than revenue growth for fiscal 2011.  Additionally, charge-offs were higher during fiscal 2011 contributing to the growth in receivables being less than revenue growth.  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the Company benefiting from expected stronger collections on an annual basis, it is anticipated going forward that growth in finance receivables will approximate overall revenue growth on an annual basis.

	Years Ended April 30,
	2011	2010	2009

Growth in finance receivable, net of deferred
payment protection plan revenue	8.2%	12.9%	10.1%
Revenue growth	11.9%	13.4%	8.9%

In fiscal 2011, inventory increased 15.8% ($3.2 million) as compared to revenue growth of 11.9%.  The increase resulted primarily from (i) slightly higher overall price increases for the type of vehicle the Company purchases for resale, (ii) the Company’s desire to offer a broad mixture and increased quantities of vehicles to adequately serve its expanding retail customer base and (iii) new dealership openings. The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net increased $2.8 million in fiscal 2011 as compared to fiscal 2010 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased $0.6 million at April 30, 2011 as compared to April 30, 2010 due primarily to increased payables related to higher inventory levels and other volume related expenditures as well as increased compensation payable as a result of the increased profit levels.

The unearned portion of the payment protection plan product increased $0.7 million in fiscal 2011 over fiscal 2010.  This product was introduced in the first quarter of fiscal 2008.

Deferred tax liabilities, net increased $4.2 million at April 30, 2011 as compared to April 30, 2010 primarily due to increased finance receivables and increased book/tax difference on fixed assets due to bonus depreciation, partially offset by deferred tax assets related to the increased accrued liabilities and increased share based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2011 the Company had an $8.8 million net increase in its debt facilities to help finance receivables growth of $21.4 million, capital expenditures of $4.8 million and common stock repurchases of $20.3 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2011	2010	2009
Operating activities:
Net income	$28,215	$26,839	$17,946
Provision for credit losses	70,964	62,277	58,807
Losses on claims for payment protection plan	4,927	4,504	4,061
Depreciation and amortization	1,928	1,694	1,395
Amortization of debt issuance costs	88	-	-
Stock based compensation	2,885	2,727	2,112
Unrealized (gain) loss for change in fair value of interest rate swap	(72)	(155)	1,522
Deferred income taxes	4,212	816	4,912
Finance receivable originations	(311,249)	(283,626)	(252,879)
Finance receivable collections	188,840	169,902	149,357
Accrued interest on finance receivables	(172)	(183)	55
Inventory	26,408	18,740	20,024
Accounts payable and accrued liabilities	1,302	3,402	1,214
Deferred payment protection plan revenue	734	876	2,722
Income taxes, net	(1,248)	(151)	4,161
Other	(898)	455	(1,091)
Total	16,864	8,117	14,318

Investing activities:
Purchase of property and equipment	(4,801)	(6,465)	(2,664)
Proceeds from sale of property and equipment	8	1,020	62
Total	(4,793)	(5,445)	(2,602)

Financing activities:
Debt facilities, net	8,773	8,927	(10,498)
Change in cash overdrafts	(610)	(1,046)	(900)
Purchase of common stock	(20,347)	(10,857)	(1,181)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	108	444	918
Total	(12,116)	(2,572)	(11,701)

Increase (decrease) in Cash	$(45)	$100	$15

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations; generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2011 compared to fiscal 2010 were positively impacted by (i) higher sales volumes and increased interest income, (ii) a positive impact from current and deferred income taxes, (iii) inventory acquired in both repossessions and payment protections plan claims, offset by the net effect of other components of the change in finance receivables including originations and collections, as well as a decrease in the change of accounts payable and accrued liabilities.   Finance receivables, net, increased by $16.9 million during fiscal 2011.

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

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect continuing increases in vehicle purchase costs on a going-forward basis. The Company has experienced recent increases in average vehicle purchase costs which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 43% range in the near term and overall contract terms remaining fairly consistent with recent experience due to software and operational changes which have recently been made.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have a significant effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can potentially have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 20-22% of sales. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2011, the Company leased approximately 75% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock to 75% of consolidated net income measured on a trailing twelve-month basis and require the maintenance of certain financial ratios, as defined.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.  On May 2, 2011, the revolving credit facilities were amended to allow for up to $40 million in share repurchases during fiscal 2012, subject to the maintenance of certain financial ratios as defined.

At April 30, 2011, the Company had $223,000 of cash on hand and an additional $43 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).

On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in November 2013 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2011, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$47,539	$-	$47,539	$-	$-
Operating leases	33,385	3,616	6,925	6,482	16,362

Total	$80,924	$3,616	$54,464	$6,482	$16,362

The above excludes estimated interest payments on the Company’s revolving line of credit.

The $33.4 million of operating lease commitments includes $6.2 million of non-cancelable lease commitments under the primary lease terms, and $27.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 75% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2011, 2010 and 2009, rent expense for all operating leases amounted to approximately $3.7 million, $3.5 million and $3.0 million, respectively.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

   The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2011.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At April 30, 2011, the weighted average total contract term was 27.3 months with 19.4 months remaining. The reserve amount in the allowance for credit losses at April 30, 2011, $60.2 million, was 22% of the principal balance in Finance receivables of

$282.5 million, less unearned payment protection plan revenue of $9.0 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.4 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $2.8 million.

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

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results.  However, recent purchase price increases for vehicles, most pronounced over the last three fiscal years, have had a negative effect on the Company’s gross margin percentages when compared to past years. This is due to the fact that the Company focuses on keeping payments affordable to its customer base and at the same time ensuring that the term of the contract matches the economic life of the vehicle.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $47.5 million outstanding at April 30, 2011. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $475,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19%, while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate (currently .75%) plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  An appeal of litigation challenging the constitutionality of the amendment has been filed with the Arkansas Supreme Court.  The Company will continue to monitor the status of this appeal and anticipates a final resolution soon.  At April 30, 2011, approximately 45% of the Company’s finance receivables were originated in Arkansas.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2011 and 2010

Consolidated Statements of Operations for the years ended April 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended April 30, 2011, 2010 and 2009

Consolidated Statements of Equity for the years ended April 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), America’s Car-Mart, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 17, 2011 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 17, 2011

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2011	April 30, 2010
Assets:
Cash and cash equivalents	$223	$268
Accrued interest on finance receivables	1,133	961
Finance receivables, net	222,305	205,423
Inventory	23,595	20,367
Prepaid expenses and other assets	2,046	1,176
Income taxes receivable, net	1,220	-
Goodwill	355	355
Property and equipment, net	25,532	22,722

Total Assets	$276,409	$251,272

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$7,742	$5,796
Deferred payment protection plan revenue	8,963	8,229
Accrued liabilities	11,349	12,675
Income taxes payable, net	-	23
Deferred tax liabilities, net	13,405	9,193
Revolving credit facilities and note payable	47,539	38,766
Total liabilities	88,998	74,682

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized;
12,276,658 and 12,268,807 issued at April 30, 2011 and 2010,	123	123
respectively, of which 10,496,628 and 11,337,677 were outstanding at
April 30, 2011 and 2010, respectively
Additional paid-in capital	46,476	43,483
Retained earnings	178,187	150,012
Less: Treasury stock, at cost, 1,780,030 shares (931,130 at April 30, 2010)	(37,875)	(17,528)
Total stockholders' equity	186,911	176,090
Non-controlling interest	100	100
Total equity	187,011	176,190

Total Liabilities, mezzanine equity and equity	$276,409	$251,272

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2011	2010	2009
Revenues:
Sales	$341,859	$308,756	$273,340
Interest and other income	37,392	30,174	25,626

Total revenues	379,251	338,930	298,966

Costs and expenses:
Cost of sales, excluding depreciation shown below	195,985	173,106	155,668
Selling, general and administrative	62,141	57,207	51,093
Provision for credit losses	70,964	62,277	58,807
Loss on prepayment of debt	507	-	-
Interest expense	2,625	2,319	4,006
Depreciation and amortization	1,928	1,694	1,395
Loss on disposal of property and equipment	55	375	-

Total costs and expenses	334,205	296,978	270,969

Income before taxes	45,046	41,952	27,997

Provision for income taxes	16,831	15,113	10,051

Net income	$28,215	$26,839	$17,946

Less: Dividends on mandatorily redeemable
preferred stock	40	40	40

Net income attributable to common stockholders	$28,175	$26,799	$17,906

Earnings per share:
Basic	$2.59	$2.29	$1.52
Diluted	$2.54	$2.27	$1.52

Weighted average number of shares outstanding:
Basic	10,861,403	11,681,880	11,747,183
Diluted	11,088,243	11,815,629	11,806,732

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2011	2010	2009
Net income	$28,215	$26,839	$17,946
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	70,964	62,277	58,807
Losses on claims for payment protection plan	4,927	4,504	4,061
Depreciation and amortization	1,928	1,694	1,395
Amortization of debt issuance costs	88	-	-
Loss (gain) on sale of property and equipment	55	375	(10)
Allowance related to acquisition of business, net change	-	(70)	-
Stock based compensation	2,885	2,727	2,112
Unrealized loss (gain) for change in fair value of interest rate swap	(72)	(155)	1,522
Deferred income taxes	4,212	816	4,912
Change in operating assets and liabilities:
Finance receivable originations	(311,249)	(283,626)	(252,879)
Finance receivable collections	188,840	169,902	149,357
Accrued interest on finance receivables	(172)	(183)	55
Inventory	26,408	18,740	20,024
Prepaid expenses and other assets	(958)	284	(628)
Accounts payable and accrued liabilities	1,302	3,402	1,214
Deferred payment protection plan revenue	734	876	2,722
Income taxes, net	(1,248)	(151)	4,161
Excess tax benefit from share-based payments	5	(134)	(453)
Net cash provided by operating activities	16,864	8,117	14,318

Investing Activities:
Purchase of property and equipment	(4,801)	(6,465)	(2,664)
Proceeds from sale of property and equipment	8	1,020	62
Net cash used in investing activities	(4,793)	(5,445)	(2,602)

Financing Activities:
Exercise of stock options and warrants	-	200	301
Excess tax benefits from stock based compensation	5	134	453
Issuance of common stock	103	110	164
Purchase of common stock	(20,347)	(10,857)	(1,181)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(530)	-	-
Change in cash overdrafts	(610)	(1,046)	(900)
Proceeds from notes payable	-	-	15
Principal payments on note payable	(6,822)	(2,106)	(836)
Proceeds from revolving credit facilities	149,967	122,462	90,015
Payments on revolving credit facilities	(133,842)	(111,429)	(99,692)
Net cash used in financing activities	(12,116)	(2,572)	(11,701)

Increase (decrease) in cash and cash equivalents	(45)	100	15
Cash and cash equivalents, beginning of period	268	168	153

Cash and cash equivalents, end of period	$223	$268	$168

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2011, 2010 and 2009

			Additional			Non
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2008	12,091,628	$121	$37,284	$105,307	$(5,490)	$100	$137,322

Issuance of common stock	11,517	-	164	-	-	-	164
Stock options/warrants exercised	85,821	1	300	-	-	-	301
Purchase of 95,343 treasury shares	-	-	-	-	(1,181)	-	(1,181)
Tax benefit of options exercised	-	-	453	-	-	-	453
Stock based compensation	39,499	-	2,112	-	-	-	2,112
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	17,946	-	-	17,946

Balance at April 30, 2009	12,228,465	$122	$40,313	$123,213	$(6,671)	$100	$157,077

Issuance of common stock	5,426	-	110	-	-	-	110
Stock options/warrants exercised	11,250	-	200	-	-	-	200
Purchase of 431,846 treasury shares	-	-	-	-	(10,857)	-	(10,857)
Tax benefit of options exercised	-	-	134	-	-	-	134
Stock based compensation	23,666	1	2,726	-	-	-	2,727
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	26,839	-	-	26,839

Balance at April 30, 2010	12,268,807	$123	$43,483	$150,012	$(17,528)	$100	$176,190

Issuance of common stock	4,851	-	103	-	-	-	103
Purchase of 848,900 treasury shares	-	-	-	-	(20,347)	-	(20,347)
Tax benefit of restricted stock vested	-	-	5	-	-	-	5
Stock based compensation	3,000	-	2,885	-	-	-	2,885
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	28,215	-	-	28,215

Balance at April 30, 2011	12,276,658	$123	$46,476	$178,187	$(37,875)	$100	$187,011

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2011, the Company operated 106 dealerships located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Oklahoma, Tennessee, Texas, Kentucky and Missouri, with approximately 45% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in November 2013.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock to 75% of consolidated net income measured on a trailing twelve-month basis and require the maintenance of certain financial ratios, as defined.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.1 million and $1.0 million at April 30, 2011 and 2010, respectively), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2011 2.9% of the Company’s finance receivable balances were 30 days or more past due compared to 2.7% at April 30, 2010.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 64 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2011 or 2010.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2011 or fiscal 2010.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for additions, remodels and improvements are capitalized.  Costs of repairs and maintenance are expensed as incurred.  Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period.  The lease period includes the primary lease term plus any extensions that are reasonably assured.  Depreciation is computed principally using the straight-line method generally over the following estimated useful lives:

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2008.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2011 and 2010, respectively.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the five-month service contract period.  Service contract related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales.  Interest income is recognized on all active finance receivable accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2011, 2010 and 2009:

	Years Ended April 30,
(In thousands)	2011	2010	2009

Sales – used autos	$300,107	$273,584	$241,723
Wholesales – third party	19,601	14,568	13,451
Service contract sales	12,042	11,452	10,274
Payment protection plan revenue	10,109	9,152	7,892

Total	$341,859	$308,756	$273,340

At April 30, 2011 and 2010, finance receivables more than 90 days past due were approximately $198,000 and $134,000, respectively. Late fee revenues totaled approximately $1.7 million, $1.8 million and $1.4 million for the fiscal years ended 2011, 2010 and 2009, respectively.  Late fee revenue is recognized when collected and is reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $3.4 million, $2.9 million and $2.8 million for the years ended April 30, 2011, 2010 and 2009, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $201,000, $171,000, and $156,000 to the plans for the years ended April 30, 2011, 2010 and 2009, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2011, 2010 and 2009 were not material. A total of 200,000 shares were registered and 175,630 remain available for issuance at April 30, 2011.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and non-vested stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

Warrants

The Company had no remaining outstanding stock purchase warrants as of April 30, 2011, 2010 or 2009.  During the year ended April 30, 2009, warrants for 18,750 shares were exercised with an intrinsic value of $60,000.

Treasury Stock

The Company purchased 848,900, 431,846, and 95,343 shares of its common stock to be held as treasury stock for a total cost of $20.3 million, $10.9 million and $1.2 million during the years ended April 30, 2011, 2010 and 2009, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The components of finance receivables as of April 30, 2011 and 2010 are as follows:

	Years Ended April 30,
(In thousands)	2011	2010

Gross contract amount	$317,956	$292,498
Less unearned finance charges	(35,478)	(31,447)
Principal balance	282,478	261,051
Less allowance for credit losses	(60,173)	(55,628)

Finance receivables, net	$222,305	$205,423

Changes in the finance receivables, net for the years ended April 30, 2011, 2010 and 2009 are as follows:

	Years Ended April 30,
(In thousands)	2011	2010	2009

Balance at beginning of period	$205,423	$182,041	$163,344
Finance receivable originations	311,249	283,626	252,879
Finance receivables from acquisition of business	-	70	11
Finance receivable collections	(188,840)	(169,902)	(149,357)
Provision for credit losses	(70,964)	(62,277)	(58,807)
Losses on claims for payment protection plan	(4,927)	(4,504)	(4,061)
Inventory acquired in repossession and payment protection plan claims	(29,636)	(23,631)	(21,968)

Balance at end of period	$222,305	$205,423	$182,041

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2011, 2010 and 2009 are as follows:

	Years Ended April 30,
(In thousands)	2011	2010	2009

Balance at beginning of period	$55,628	$49,310	$44,809
Provision for credit losses	70,964	62,277	58,807
Allowance related to acquisition of business, net change	-	(70)	(11)
Charge-offs, net of recovered collateral	(66,419)	(55,889)	(54,295)

Balance at end of period	$60,173	$55,628	$49,310

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for fiscal 2011 and fiscal 2010.  The increases were tempered to an extent by the lower relative charge-off amount in fiscal 2010, but higher charge-offs in fiscal 2011 had the effect of increasing additions to the allowance charged to the provision.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were positive and fairly consistent between years limiting somewhat the required additions to the allowance.  Also, delinquencies greater than 30 days were relatively stable at 2.9% for April 30, 2011 compared to 2.7% at April 30, 2010, which served to offset the higher additions resulting from increased sales volumes.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still unfavorable during fiscal 2011, the Company is focused on continuing operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most of the Company’s customers were positive as related to credit results when compared to the prior years.

D - Property and Equipment

A summary of property and equipment is as follows:

	April 30,
(In thousands)	2011	2010

Land	$6,079	$5,924
Buildings and improvements	9,947	9,412
Furniture, fixtures and equipment	7,618	6,261
Leasehold improvements	10,063	7,822
Construction in progress	732	455
Less accumulated depreciation and amortization	(8,907)	(7,152)

	$25,532	$22,722

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

	April 30,
(In thousands)	2011	2010

Compensation	$4,203	$4,251
Cash Overdraft (see Note B)	-	610
Deferred service contract revenue (see Note B)	2,970	2,670
Deferred sales tax (see Note B)	1,684	1,613
Interest rate swap	-	1,367
Interest	117	147
Other	2,375	2,017

	$11,349	$12,675

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2011	April 30, 2010

Revolving credit facilities	$90.0 million	Prime +/-	November 2013	$47,539	$-
Revolving credit facilities	$51.5 million	Prime +/-	April 2011	$-	$31,944
		(3.0% at April 30, 2011 and 4.25% at April 30, 2010)

On November 4, 2010, the Company paid off its revolving credit facilities existing at that time along with the remaining balance of its term loan ($6.8 million at April 30, 2010) and simultaneously entered into a new loan and security agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $90 million.  The Credit Facilities expire in November 2013.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities at the Base Rate plus applicable margin according to levels determined by the leverage ratio, as defined.  The base rate is defined as the higher of (1) the “National Prime Rate” as published by the Wall Street Journal or (2) the overnight cost of federal funds as announced by the U.S. Federal Reserve System plus .50%. The Company may also choose to elect to convert any portion of the Base Rate Revolver Loans to a LIBOR Loan.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions.  The Company was in compliance with the covenants at April 30, 2011.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2011, the Company had additional availability of $43 million under the new revolving credit facilities.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan.  This amount is reflected in the fiscal 2011 operating results in loss on prepayment of debt.

In connection with the refinancing of the revolving credit facilities in November, 2010, the Company incurred debt issuance costs of $530,000 which were deferred and will be amortized over the life of the new agreements.  The Company recognized $88,000 of amortization in fiscal 2011 related to the debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statement of Operations.

The Company also had a $1.0 million term loan secured by the corporate aircraft.  The aircraft was sold in fiscal 2010 and the related loan was paid off.

On May 2, 2011, the revolving credit facilities were amended to allow for up to $40 million in share repurchases during fiscal 2012, subject to the maintenance of certain financial ratios as defined.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement was set to mature on May 31, 2013 and provides that the Company will pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at April 30, 2010). The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt; however, due to unfavorable interest rate movements, the Company terminated the interest rate swap agreement in April 2011 for $1.3 million.  The Agreement was not designated as a hedge by Company management; therefore, the gain (loss) on the Agreement is reported in earnings.  The net income for the Agreement reported in earnings as interest expense was $72,000 and $155,000 for the years ended April 30, 2011 and 2010, respectively.  The fair value of the Agreement is included in accrued liabilities on the consolidated balance sheet and was $1.4 million at April 30, 2010. The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected in interest expense in the Company’s Consolidated Statement of Operations.

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

Fair Value Measurements Using
(in thousands)	Quoted prices inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest Rate Swap at April 30, 2010	-	$(1,367)	-

Fair Value of Financial Instruments

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2011 and 2010:

	April 30, 2011		April 30, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$223	$223	$268	$268
Finance receivables, net	222,305	176,549	205,423	163,157
Accounts payable	7,742	7,742	5,796	5,796
Revolving credit facilities	47,539	47,539	31,944	31,944
Notes payable	-	-	6,822	7,322

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has recently bought and sold portfolios, and has had a recent third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at April 30, 2011, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

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

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2011	2010	2009
Provision for income taxes
Current	$12,619	$14,297	$5,139
Deferred	4,212	816	4,912

	$16,831	$15,113	$10,051

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2011	2010	2009

Tax provision at statutory rate	$15,766	$14,264	$9,505
State taxes, net of federal benefit	980	876	820
Other, net	85	(27)	(274)

	$16,831	$15,113	$10,051

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows:

	April 30,
(In thousands)	2011	2010

Deferred tax liabilities related to:
Finance receivables	$17,690	$14,528
Property and equipment	1,627	232
Total	19,317	14,760

Deferred tax assets related to:
Accrued liabilities	2,362	1,891
Inventory	124	957
Share based compensation	2,974	1,797
Interest rate swap	-	504
Payment protection plan	452	418
Total	5,912	5,567

Deferred tax liabilities, net	$13,405	$9,193

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2011, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2011	2010	2009

Weighted average shares outstanding - basic	10,861,403	11,681,880	11,747,183
Dilutive options, warrants and restricted stock	226,840	133,749	59,549

Weighted average shares outstanding - diluted	11,088,243	11,815,629	11,806,732

Antidilutive securities not included:
Options and warrants	556,000	357,675	470,266

K - Stock Based Compensation Plans

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At April 30, 2011, there are 146,897 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The Company recorded total stock based compensation expense for all plans of $2.9 million ($1.8 million after tax effects) and $2.7 million ($1.7 million after tax effects) for the year ended

April 30, 2011 and 2010, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	July 1, 2020
Shares available for grant at April 30, 2011	-	506,250

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2011	April 30, 2010	April 30, 2009
Expected terms (years)	5.0	5.0	5.0
Risk-free interest rate	1.80%	2.07%	3.33%
Volatility	50%	54%	90%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2008 to April 30, 2011:

	Number	Exercise	Proceeds	Weighted Average
	of	Price	on	Exercise Price per
	Shares	per Share	Exercise	Share

Outstanding at April 30, 2008	593,647	$3.67 to $ 23.75	$7,187,058	$12.11

Granted	15,000	$18.86	282,900	18.86
Exercised	(82,000)	$3.67	(300,940)	3.67

Outstanding at April 30, 2009	526,647	$3.67 to $ 23.75	$7,169,018	$13.61

Granted	595,000	$21.14 to $ 24.47	14,396,700	24.20
Exercised	(11,250)	$13.37 to $ 21.14	(200,138)	17.79

Outstanding at April 30, 2010	1,110,397	$6.59 to $ 24.47	$21,365,580	$19.24

Granted	23,750	$22.87	543,163	22.87
Expired	(1,000)	$11.62	(11,620)	11.62

Outstanding at April 30, 2011	1,133,147		$21,897,123	$19.32

Stock option compensation expense on a pre-tax basis was $2.7 million ($1.7 million after tax effects) and $2.5 million ($1.6 million after tax effects) and $1.5 million ($1 million after tax effects) for the years ended April 30, 2011, 2010 and 2009, respectively.   As of April 30, 2011, the Company had $3.3 million of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 1.88 years.

Options for 23,750 common shares were granted to the directors on July 1, 2010.  Options for 100,000 common shares were granted to certain non-executive employees on October 1, 2009 and vest on September 30, 2012.  Options for 480,000 common shares were granted to executive officers on November 27, 2009 and vest annually in 20% increments.  The grant-date fair value of all options granted during fiscal 2011, 2010 and 2009 was $244,000, $6.9 million and $201,000, respectively. The options were granted at fair market value on date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2011 and 2010 was $5.8 million and $6.8 million, respectively.

The Company received cash from options exercised of $200,000 and $301,000 in fiscal years 2010 and 2009, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $85,000 and $1.3 million in fiscal years 2010 and 2009, respectively.  There were no options exercised in fiscal 2011.

A summary of vested and exercisable stock options outstanding as of April 30, 2011 is as follows:

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	of Shares	Contractual Life	Exercise Price

$6.59 to $ 8.77	47,147	.99	$8.14
11.62 to 24.47	602,000	3.63	9.01

	649,147	6.14	$15.66

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at April 30, 2010	32,000	$22.50

Shares granted	84	26.79
Shares vested	3,084	19.93

Unvested Shares at April 30, 2011	29,000	$22.79

There were 84 shares granted under the stock incentive plan that were immediately vested in fiscal 2011.  The shares were granted at the market prices of the Company’s stock on the grant date.  During the fiscal year 2010, 10,000 restricted shares were granted with a fair value of $19.06 per share and 20,000 restricted shares were granted with a fair value of $24.47 per share, the market prices of the Company’s stock on the grant dates.  There were no restricted shares granted during fiscal 2009.

The fair value at vesting for awards under the stock incentive plan was $76,000, $624,000 and $616,000 in fiscal 2011, 2010 and 2009, respectively.

 A total of 187,027 shares remain available for award at April 30, 2011.

The Company recorded compensation cost of $188,000 ($118,000 after tax effects), $220,000 ($141,000 after tax effects) and $627,000 ($401,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2011, 2010 and 2009, respectively.  As of April 30, 2011 the Company had $454,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.37 years.

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2011 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2012	$3,616
2013	3,552
2014	3,373
2015	3,331
2016	3,151
Thereafter	16,362

$33,385

The $33.4 million of lease commitments includes $6.2 million of non-cancelable lease commitments under the primary lease terms, and $27.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2011, 2010 and 2009, rent expense for all operating leases amounted to approximately $3.7 million, $3.5 million, and $3.0 million, respectively.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has not yet been notified by the Appeals Office of a date for the conference.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2011, 2010 and 2009 are as follows:

	Years Ended April 30,
(in thousands)	2011	2010	2009
Supplemental disclosures:
Interest paid	$2,727	$2,293	$2,540
Income taxes paid, net	13,857	14,453	978

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	29,636	23,631	21,968

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2011 and 2010 is as follows (in thousands, except per share information):

	Year Ended April 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$91,460	$91,835	$92,569	$103,387	$379,251
Gross profit	36,169	35,342	34,621	39,742	145,874
Net income	7,965	6,189	5,688	8,373	28,215
Net income attributable to common	7,955	6,179	5,678	8,363	28,175
stockholders
Earnings per share:
Basic	0.71	0.57	0.53	0.79	2.59
Diluted	0.70	0.56	0.52	0.78	2.54

	Year Ended April 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$83,755	$82,561	$83,805	$88,809	$338,930
Gross profit	33,930	32,924	33,314	35,482	135,650
Net income	7,028	6,312	6,279	7,220	26,839
Net income attributable to common	7,018	6,302	6,269	7,210	26,799
stockholders
Earnings per share:
Basic	0.60	0.54	0.54	0.63	2.29
Diluted	0.60	0.53	0.53	0.62	2.27

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2011.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited America’s Car-Mart, Inc. and subsidiaries’ (a Texas corporation) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on America’s Car-Mart, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, America’s Car-Mart, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended April 30, 2011 and our report dated June 17, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 17, 2011

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in October 2011 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15.   Exhibits, Financial Statement Schedules

(a)1.           Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2011 and 2010

Consolidated Statements of Operations for the years ended April 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended April 30, 2011, 2010 and 2009

Consolidated Statements of Equity for the years ended April 30, 2011, 2010 and 2009

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

AMERICA’S CAR-MART, INC.

Dated: June 17, 2011                                                           By:   /s/ Jeffrey A. Williams
Jeffrey A. Williams
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board,	June 17, 2011
Tilman J. Falgout, III	General Counsel and Director

*	Vice Chairman of the Board,	June 17, 2011
William H. Henderson	President, Chief Executive Officer
and Director
(Principal Executive Officer)

*	Vice President Finance,	June 17, 2011
Jeffrey A. Williams	Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)

*	Director	June 17, 2011
J. David Simmons

*	Director	June 17, 2011
Daniel J. Englander

*	Director	June 17, 2011
William M. Sams

*	Director	June 17, 2011
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

Exhibit Number	Description of Exhibit

4.10
ACM-TCM Revolver Note dated November 4, 2010 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender.  (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.11
Continuing Guaranty dated as of November 4, 2010, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of Arkansas, N.A. as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.12
Continuing Guaranty dated as of November 4, 2010, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of Arkansas, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.13
Continuing Guaranty dated as of November 4, 2010, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of Arkansas, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.14
Security Agreement dated as of November 4, 2010, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.15
Security Agreement dated as of November 4, 2010, between America’s Car-Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.16
Security Agreement dated as of November 4, 2010, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Collateral Agent for Lenders.  (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010)

4.17
Amendment No. 1 To Loan and Security Agreement dated  January 12, 2011, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of Arkansas, N.A., as Administrative Agent and Co-Lead Arranger, and Bank of America N.A., as Collateral Agent, Documentation Agent and Co-Lead Arranger. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2011)

4.18
Amendment No. 2 To Loan and Security Agreement dated  May 2, 2011, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BOKF, NA d/b/a Bank of Arkansas, N.A., as Administrative Agent and Co-Lead Arranger, and Bank of America N.A., as Collateral Agent, Documentation Agent and Co-Lead Arranger. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2011)

Exhibit Number	Description of Exhibit

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475)

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

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

Exhibit Number	Description of Exhibit

10.7*	2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.8*	Amendment to 2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 27, 2010)

10.9*
Form of Option Agreement for 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of Tilman J. Falgout, III.

24.3	Power of Attorney of J. David Simmons.

24.4	Power of Attorney of William M. Sams.

24.5	Power of Attorney of Daniel J. Englander.

24.6	Power of Attorney of Robert Cameron Smith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *           Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.