Form 10-Q
period 2011-07-31
AMERICAS CARMART INC
filed 2011-09-02
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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
Non-accelerated filer   [ ]                                                      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 30, 2011
Common stock, par value $.01 per share	9,803,985

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	July 31, 2011	April 30, 2011
Assets:
Cash and cash equivalents	$219	$223
Accrued interest on finance receivables	1,375	1,133
Finance receivables, net	231,651	222,305
Inventory	26,564	23,595
Prepaid expenses and other assets	2,138	2,046
Income taxes receivable, net	-	1,220
Goodwill	355	355
Property and equipment, net	25,728	25,532

Total Assets	$288,030	$276,409

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$6,790	$7,742
Deferred payment protection plan revenue	9,264	8,963
Accrued liabilities	11,185	11,349
Income taxes payable, net	4,290	-
Deferred tax liabilities, net	13,652	13,405
Revolving credit facilities and note payable	57,477	47,539
Total liabilities	102,658	88,998

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,278,716 and 12,276,658 issued at July 31, 2011 and April 30, 2011, respectively, of which 10,110,166 and 10,496,628 were outstanding at July 31, 2011 and April 30, 2011, respectively	123	123
Additional paid-in capital	47,261	46,476
Retained earnings	186,459	178,187
Less: Treasury stock, at cost, 2,168,550 shares (1,780,030 at April 30, 2011)	(48,971)	(37,875)
Total stockholders' equity	184,872	186,911
Non-controlling interest	100	100
Total equity	184,972	187,011

Total Liabilities, mezzanine equity and equity	$288,030	$276,409

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2011	2010
Revenues:
Sales	$90,324	$82,602
Interest income	10,200	8,858

Total revenue	100,524	91,460

Costs and expenses:
Cost of sales, excluding depreciation shown below	51,562	46,433
Selling, general and administrative	16,198	14,790
Provision for credit losses	18,534	16,138
Interest expense	442	967
Depreciation and amortization	538	456
Total costs and expenses	87,274	78,784

Income before taxes	13,250	12,676

Provision for income taxes	4,968	4,711

Net income	$8,282	$7,965

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$8,272	$7,955

Earnings per share:
Basic	$0.81	$0.71
Diluted	$0.78	$0.70

Weighted average number of shares outstanding:
Basic	10,271,359	11,223,777
Diluted	10,579,824	11,436,613

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,
Operating activities:	2011	2010
Net income	$8,282	$7,965
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	18,534	16,138
Losses on claims for payment protection plan	1,336	1,007
Depreciation and amortization	538	456
Amortization of debt issuance costs	44	-
Stock based compensation	731	909
Unrealized loss for change in fair value of interest rate swap	-	233
Deferred income taxes	247	938
Change in operating assets and liabilities:
Finance receivable originations	(82,903)	(75,914)
Finance receivable collections	45,815	43,556
Accrued interest on finance receivables	(242)	(96)
Inventory	4,903	5,819
Prepaid expenses and other assets	(136)	(528)
Accounts payable and accrued liabilities	(1,717)	(1,416)
Deferred payment protection plan revenue	301	317
Income taxes, net	5,510	3,656
Net cash provided by operating activities	1,243	3,040

Investing Activities:
Purchase of property and equipment	(734)	(1,135)
Net cash used in investing activities	(734)	(1,135)

Financing Activities:
Exercise of stock options and warrants	1	-
Issuance of common stock	53	48
Purchase of common stock	(11,096)	(7,260)
Dividend payments	(10)	(10)
Change in cash overdrafts	601	(235)
Principal payments on note payable	-	(228)
Proceeds from revolving credit facilities	37,307	28,487
Payments on revolving credit facilities	(27,369)	(22,697)
Net cash used in financing activities	(513)	(1,895)

Increase (decrease) in cash and cash equivalents	(4)	10
Cash and cash equivalents, beginning of period	223	268

Cash and cash equivalents, end of period	$219	$278

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2011, the Company operated 107 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles.  All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Oklahoma, Tennessee, Texas, Kentucky and Missouri, with approximately 44% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.4 million at July 31, 2011 and $1.1 million at April 30, 2011), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2011 and 2010, respectively, 4.0% and 3.6% of the Company’s finance receivable balances were 30 days or more past due.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.3 months.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2011 or April 30, 2011.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2011, and to date, there has been none in fiscal 2012.

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

In fiscal 2010, the Internal Revenue Service (“IRS”) completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRS code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, but affects the timing of required tax payments.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2011 or April 30, 2011.

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

Sales consist of the following:

	Three Months Ended:
	July 31,
(In thousands)	2011	2010

Sales – used autos	$79,574	$72,991
Wholesales – third party	4,894	4,219
Service contract sales	3,192	2,946
Payment protection plan revenue	2,664	2,446

Total	$90,324	$82,602

Late fee revenues were approximately $394,000 and $467,000 for the three months ended July 31, 2011 and 2010, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $361,000 and $274,000 at July 31, 2011 and 2010, respectively.

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

Treasury Stock

The Company purchased 388,520 shares of its common stock during the first three months of fiscal 2012 for a total cost of $11.1 million and 317,686 shares for a total cost of $7.3 million during the first three months of fiscal 2011.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 5.5% to 19% per annum, are collateralized by the vehicle sold and provide for payments over periods ranging from 12 to 36 months.  The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in our financing receivable are managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	July 31, 2011	April 30, 2011

Gross contract amount	$331,795	$317,956
Less unearned finance charges	(37,420)	(35,478)
Principal balance	294,375	282,478
Less allowance for credit losses	(62,724)	(60,173)

Finance receivables, net	$231,651	$222,305

Changes in the finance receivables, net for the three months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended July 31,
(In thousands)	2011	2010

Balance at beginning of period	$222,305	$205,423
Finance receivable originations	82,903	75,914
Finance receivable collections	(45,815)	(43,556)
Provision for credit losses	(18,534)	(16,138)
Losses on claims for payment protection plan	(1,336)	(1,007)
Inventory acquired in repossession and payment protection plan claims	(7,872)	(6,144)

Balance at end of period	$231,651	$214,492

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended July 31,
(In thousands)	2011	2010

Balance at beginning of period	$60,173	$55,628
Provision for credit losses	18,534	16,138
Charge-offs, net of recovered collateral	(15,983)	(13,703)

Balance at end of period	$62,724	$58,063

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses were:

The level of actual charge-offs, net of recovered collateral is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first three months of fiscal 2012 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 0.5% to 5.6% for the first three months ended July 31, 2011 compared to 5.1% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first three months of fiscal 2012.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first three months of fiscal 2012, collections as a percentage of average finance receivables decreased to 15.9% compared to 16.3% for the same period of fiscal 2011.

Macro-economic factors as well as proper execution of operational policies and procedures can have an effect on additions charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. While overall macro-economic factors were still unfavorable during the first quarter of 2012, the Company is focused on continuing operational improvements within the collections area as well as market share gains and specific stimulus funds directly benefitting most the Company’s customers were positive as related to credit results.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2011		April 30, 2011		July 31, 2010

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$245,280	83.32%	$243,266	86.12%	$231,648	84.99%
3 - 29 days past due	37,230	12.65%	30,975	10.97%	31,136	11.42%
30 - 60 days past due	9,265	3.15%	6,003	2.13%	7,423	2.72%
61 - 90 days past due	2,239	0.76%	2,036	0.72%	2,074	0.76%
> 90 days past due	361	0.12%	198	0.07%	274	0.10%
Total	$294,375	100.00%	$282,478	100.00%	$272,555	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit.  The Company monitors contract term length, down payment percentages, and collections for credit quality indicators.

	Three Months Ended July 31,
	2011	2010

Collections as a percent of average Finance Receivables	15.9%	16.3%
Average down-payment percentage	7.3%	7.2%
Average originating contract term (in months)	26.4	26.3
Portfolio weighted average contract term, including modifications (in months)	27.4	27.7

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2011	2011

Land	$6,079	$6,079
Buildings and improvements	10,046	9,947
Furniture, fixtures and equipment	7,936	7,618
Leasehold improvements	10,730	10,063
Construction in progress	382	732
Less accumulated depreciation and amortization	(9,445)	(8,907)

	$25,728	$25,532

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
(In thousands)	2011	2011

Compensation	$3,275	$4,203
Cash overdraft	601	-
Deferred service contract revenue	3,073	2,970
Deferred sales tax	1,699	1,684
Interest	144	117
Other	2,393	2,375

	$11,185	$11,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Aggregate	Interest		Balance at
Amount	Rate	Maturity	July 31, 2011	April 30, 2011

$90.0 million	Prime +/-	November 2013	$57,477	$47,539
	(3.0% at July 31, 2011 and April 30, 2011)

On November 4, 2010, the Company entered into a new loan and security agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $90 million.  The Credit Facilities expire in November 2013.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities with tiered pricing at Libor + 2.75% or the bank’s prime rate less .25% with no floor.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions.  The Company was in compliance with the covenants at July 31, 2011.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2011, the Company had additional availability of $33 million under the new revolving credit facilities.

The Company recognized $44,000 of amortization in the first quarter of fiscal 2012 related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statement of Operations.

Interest Rate Swap Agreement

On May 16, 2008, the Company entered into an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement was set to mature on May 31, 2013 and provided that the Company would pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at July 31, 2010).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt; however, due to unfavorable interest rate movements, the Company terminated the interest rate swap agreement in April 2011 for $1.3 million.  The interest rate swap agreement was not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense was $233,000 for the quarter ended July 31, 2010.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the agreement, were all reflected in interest expense.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2011 and April 30, 2011:

	July 31, 2011		April 30, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$219	$219	$223	$223
Finance receivables, net	231,651	183,984	222,305	176,549
Accounts payable	6,790	6,790	7,742	7,742
Revolving credit facilities	57,477	57,477	47,539	47,539

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has recently bought and sold portfolios, and has had a recent third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at July 31, 2011, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:
	July 31,
	2011	2010

Weighted average shares outstanding-basic	10,271,359	11,223,777
Dilutive options, warrants and restricted stock	308,465	212,836

Weighted average shares outstanding-diluted	10,579,824	11,436,613

Antidilutive securities not included:
Options and warrants	25,000	580,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $731,000 ($457,000 after tax effects) and $909,000 ($573,000 after tax effects) for the three months ended July 31, 2011 and 2010, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2012 through 2021.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	June 13, 2021
Shares available for grant at July 31, 2011	-	457,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2011	July 31, 2010
Expected term (years)	5.0	5.0
Risk-free interest rate	1.77%	1.80%
Volatility	50%	50%
Dividend yield	—	—

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

The grant-date fair value of options granted during the three months ended July 31, 2011 and 2010 was $579,000 and $244,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $687,000 ($429,000 after tax effects) and $853,000 ($537,000 after tax effects) for the three months ended July 31, 2011 and 2010, respectively.

The aggregate intrinsic value of outstanding options at July 31, 2011 and 2010 was $16.8 million and $5.1 million.

As of July 31, 2011, the Company has $3.2 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.73 years.

The Company received cash from options exercised during the first quarter of fiscal 2012 of $1,100.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $5,000.  There were no options exercised during the first three months of fiscal 2011.

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

There were no restricted shares granted during the first quarter of 2011 or 2010.  A total of 187,027 shares remained available for award at July 31, 2011. The following is a summary of the activity in the Company’s Stock Incentive Plan during the quarter ended July 31, 2011:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value

Unvested shares at April 30, 2011	29,000	$22.79
Shares granted	-	-
Shares vested	-	-

Unvested shares at July 31, 2011	29,000	$22.79

The Company recorded a compensation cost of $34,000 ($21,000 after tax effects) and $47,000 ($27,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2011 and 2010, respectively.

As of July 31, 2011, the Company has $420,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.11 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2011 or during the first three months of fiscal 2012.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2011	2010
Supplemental disclosures:
Interest paid	$415	$943
Income taxes paid (received), net	(788)	117

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	7,872	6,144

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same store revenue growth;
•	future revenue growth;
•	future credit losses;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;

•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include, but are not limited to:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in financing laws or regulations;
•	the outcome of pending tax audits; and
•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2011, the Company operated 107 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 14%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 9.9% for the first three months of fiscal 2012 compared to the same period of fiscal 2011 due primarily to a 6.7% increase in retail units sold, a 2.2% increase in average retail sales price, 15.2% increase in interest income and a $670,000 increase in wholesale sales.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.7%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their contracts. Additionally, the Company’s rapid growth put stress on its infrastructure, leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses continued into fiscal 2010 and fiscal 2011 as the provision for credit losses were 20.2% and 20.8% of sales, respectively.  While the first three months of fiscal 2012 experienced higher credit losses of 20.5% of sales compared to 19.5% of sales for the prior year period, the first quarter of 2012 credit losses were favorable by historical comparison and at the low end of the acceptable range.

The primary reason for the improvement in credit losses in recent periods relates to improvements the Company has made to its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to better collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts on the front end. Corporate office personnel monitor scores and work with dealerships when the distribution of scores fall outside of prescribed thresholds.  The Company continues to invest in the corporate infrastructure within the collection area.   The Director of Collection Practices and Review provides timely oversight and more accountability on a consistent basis.   In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2011 was 42.7%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margin percentages.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 and fiscal 2011 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage will not change significantly in the near term from its current level (generally in the 43% range) but will continue to see significant pressure based on increases in the costs of vehicles purchased.

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2011		Three Months Ended
	July 31,		vs.		July 31,
	2011	2010	2010	2011	2010

Revenues:
Sales	$90,324	$82,602	9.3%	100.0%	100.0%
Interest income	10,200	8,858	15.2	11.3	10.7
Total	100,524	91,460	9.9	111.3	110.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	51,562	46,433	11.0	57.1	56.2
Selling, general and administrative	16,198	14,790	9.5	17.9	17.9
Provision for credit losses	18,534	16,138	14.8	20.5	19.5
Interest expense	442	967	(54.3)	0.5	1.2
Depreciation and amortization	538	456	18.0	0.6	0.6
Total	87,274	78,784	10.8	96.6	95.4

Pretax income	$13,250	$12,676	4.5	14.7%	15.3%

Operating Data:
Retail units sold	9,049	8,481
Average stores in operation	107	98
Average units sold per store per month	28.2	28.8
Average retail sales price	$9,441	$9,242
Same store revenue change	3.6%	6.4%

Period End Data:
Stores open	107	98
Accounts over 30 days past due	4.0%	3.6%

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010

Revenues increased by $9.1 million, or 9.9%, for the three months ended July 31, 2011 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($3.3 million, or 3.6%), (ii) revenue growth from dealerships opened during the three months ended July 31, 2010 ($0.4 million), and (iii) revenue from dealerships opened after July 31, 2010 ($5.4 million).

The lower same store revenue increase for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was a result of (i) loss of some productivity for existing lots especially in the 5-10 year age category, most notably in most of the Texas dealerships, (ii) the prolonged negative macro-economic environment is believed to have had somewhat of a dampening effect on sales to new customers, and (iii) what is believed to be an overall change in the length of time that our repeat customer base is choosing to go without  a car payment after the completion of their contract.  The Company is taking steps to address and improve the sales productivity.

Cost of sales as a percentage of sales increased 0.9% to 57.1% for the three months ended July 31, 2011 from 56.2% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher wholesale sales which resulted from increased credit losses, an increase in the average purchase price of vehicles and higher service contract expenditures. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages generally hold in the 43% range over the near term.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 17.9% for the three months ended July 31, 2011, unchanged from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased $1.4 million in the first quarter of fiscal 2012 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, increased incremental costs at new dealerships as well as higher utility and advertising costs. Many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased to 20.5% for the three months ended July 31, 2011 compared to 19.5% for the three months ended July 31, 2010.  Although the provision for the first quarter of fiscal 2012 was higher than the first quarter of fiscal 2011, the percentage was at the low end of our acceptable range and favorable when compared to historical standards.  The Company continues to push for improvements and better execution of its collection practices.  However, the extended negative macro-economic issues continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company has made considerable investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement for the three months ended July 31, 2011) as a percentage of sales decreased to 0.5% for the three months ended July 31, 2011 compared to 0.9% for the three months ended July 31, 2010.  Higher average borrowings during the three months ended July 31, 2011 ($53.8 million compared to $41.5 million in the prior year) were offset by lower interest rates on the Company’s variable rate debt.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2011	April 30, 2011
Assets:
Finance receivables, net	$231,651	$222,305
Inventory	26,564	23,595
Property and equipment, net	25,728	25,532

Liabilities:
Accounts payable and accrued liabilities	17,975	19,091
Deferred payment protection plan revenue	9,264	8,963
Income taxes payable, net	4,290	(1,220)
Deferred tax liabilities, net	13,652	13,405
Debt facilities	57,477	47,539

Historically, finance receivables have tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price.  However, the weighted average term for installment sales contracts at July 31, 2011 decreased as compared to July 31, 2010 (27.4 months vs. 27.7 months) even with an increase in the average retail sales price.  The decreases in terms relate to software and operational changes made in an effort to shorten terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds.  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the company benefiting from expected stronger collections on an annual basis, it is anticipated going forward that the growth in finance receivables will approximate overall revenue growth on an annual basis.

During the first three months of fiscal 2012, inventory increased 12.6% ($3.0 million) as compared to inventory at April 30, 2011.  The increase resulted from additional inventory for new dealerships and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $0.2 million during the three months ended July 31, 2011 as compared to property and equipment, net, at April 30, 2011 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased $1.1 million during the first three months of fiscal 2012 as compared to Accounts payable and accrued liabilities at April 30, 2011 due primarily to timing of payroll periods and the amount and timing of cash overdrafts.

Income taxes payable, net increased $5.5 million during the first three months of fiscal 2012 as compared to April 30, 2011 due primarily to the fact that the first quarter 2012 tax payments were due after the end of the quarter and the majority of the receivable existing at April 30, 2011 was collected during the first quarter of 2012.

Deferred tax liabilities, net increased $0.2 million during the first three months of fiscal 2012 as compared to April 30, 2011 due primarily to the increase in Finance Receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first three months of fiscal 2012 the Company had a $9.9 million increase in its debt facilities to help finance receivables growth of $11.9 million, capital expenditures of $0.7 million and common stock repurchases of $11.1 million.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2011	2010
Operating activities:
Net income	$8,282	$7,965
Provision for credit losses	18,534	16,138
Losses on claims for payment protection plan	1,336	1,007
Unrealized loss for change in fair value of interest rate swap	-	233
Depreciation and amortization	538	456
Stock based compensation	731	909
Finance receivable originations	(82,903)	(75,914)
Finance receivable collections	45,815	43,556
Inventory	4,903	5,819
Accounts payable and accrued liabilities	(1,717)	(1,416)
Deferred payment protection plan revenue	301	317
Income taxes, net	5,510	3,656
Deferred income taxes	247	938
Accrued interest on finance receivables	(242)	(96)
Other	(92)	(528)
Total	1,243	3,040

Investing activities:
Purchase of property and equipment	(734)	(1,135)
Total	(734)	(1,135)

Financing activities:
Debt facilities, net	9,938	5,562
Change in cash overdrafts	601	(235)
Issuance of common stock	54	48
Purchase of common stock	(11,096)	(7,260)
Dividend payments	(10)	(10)
Total	(513)	(1,895)

Increase (decrease) in Cash	$(4)	$10

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

Cash flows from operations for the three months ended July 31, 2011 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income, (ii) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (iii) an increase in income taxes payable and (iii) increased proceeds from repossessed vehicles, offset by (iv) an increase in finance receivables, (v) an increase in inventory, (vi) a decrease in accounts payable and accrued liabilities, and (vii) an decrease in deferred income taxes.  Finance receivables, net, increased by $9.3 million from April 30, 2011 to July 31, 2011.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years. Management does expect continuing increases in vehicle purchase costs on a going-forward basis. The Company has experienced recent increases in average vehicle purchase costs which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 43% range in the near term and overall contract terms remaining fairly consistent with recent experience due to software and operational changes which have recently been made.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be in the range of 20-22% of sales on an annual basis. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.  Management continues to focus on improved execution at the lot level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of July 31, 2011, the Company leased approximately 75% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2011, the Company had $219,000 of cash on hand and an additional $33 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in November 2013 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2011 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has entered into operating leases for approximately 75% of its dealerships and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

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

In fiscal 2010, the Internal Revenue Service (“IRS”) concluded the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRC and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, but affects the timing of required tax payments.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2011.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2011, the weighted average total contract term was 27.4 months with 19.6 months remaining. The reserve amount in the allowance for credit losses at July 31, 2011, $62.7 million, was 22% of the principal balance in Finance receivables of $294.4 million, less unearned payment protection plan revenue of $9.3 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.3 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax charge of $2.9 million.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, in fiscal 2008 through fiscal 2010 tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter).  The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods, but a shift in the timing of actual tax refund dollars in the Company’s markets could have an effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes but has entered into an interest rate swap agreement to manage interest rate risk.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $57.5 million outstanding at July 31, 2011. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $575,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19% (weighted average of 14.5%), while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began changing to a fixed 15% interest rate on new contracts for all dealerships in all states in which the company operates.  At July 31, 2011, approximately 46% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on May 26, 2011.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2011 through May 31, 2011	64,400	$25.11	64,400	995,400
June 1, 2011 through June 30, 2011	272,606	$28.28	272,606	722,794
July 1, 2011 through July 31, 2011	51,514	$34.34	51,514	671,280
Total	388,520	$28.56	388,520	671,280

(1)  The above described stock repurchase program has no expiration date.

Exhibit Number	Description of Exhibit

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

Dated: September 2, 2011