Form 10-Q
period 2012-01-31
AMERICAS CARMART INC
filed 2012-02-29
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	February 29, 2012
Common stock, par value $.01 per share	9,586,774

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	January 31, 2012	April 30, 2011
Assets:
Cash and cash equivalents	$409	$223
Accrued interest on finance receivables	1,577	1,133
Finance receivables, net	253,645	222,305
Inventory	29,831	23,595
Prepaid expenses and other assets	1,283	2,046
Income taxes receivable, net	365	1,220
Goodwill	355	355
Property and equipment, net	27,048	25,532

Total Assets	$314,513	$276,409

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$7,232	$7,742
Deferred payment protection plan revenue	10,132	8,963
Accrued liabilities	12,682	11,349
Deferred tax liabilities, net	16,466	13,405
Revolving credit facilities and note payable	83,873	47,539
Total liabilities	130,385	88,998

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,367,417 and 12,276,658 issued at January 31, 2012 and April 30, 2011, respectively, of which 9,585,024 and 10,496,628 were outstanding at January 31, 2012 and April 30, 2011, respectively	124	123
Additional paid-in capital	49,826	46,476
Retained earnings	201,503	178,187
Less: Treasury stock, at cost, 2,782,393 shares (1,780,030 at April 30, 2011)	(67,825)	(37,875)
Total stockholders' equity	183,628	186,911
Non-controlling interest	100	100
Total equity	183,728	187,011

Total Liabilities, Mezzanine equity and Equity	$314,513	$276,409

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Revenues:
Sales	$93,957	$82,775	$284,409	$247,988
Interest income	11,408	9,794	32,287	27,875

Total revenue	105,365	92,569	316,696	275,863

Costs and expenses:
Cost of sales, excluding depreciation shown below	54,298	48,154	163,667	141,856
Selling, general and administrative	17,175	15,863	50,094	45,337
Provision for credit losses	20,899	18,089	62,056	52,994
Loss on prepayment of debt	-	507	-	507
Interest expense	659	449	1,676	2,219
Depreciation and amortization	594	485	1,697	1,405
Total costs and expenses	93,625	83,547	279,190	244,318

Income before taxes	11,740	9,022	37,506	31,545

Provision for income taxes	4,436	3,334	14,160	11,703

Net income	$7,304	$5,688	$23,346	$19,842

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$7,294	$5,678	$23,316	$19,812

Earnings per share:
Basic	$0.76	$0.53	$2.36	$1.81
Diluted	$0.73	$0.52	$2.28	$1.77

Weighted average number of shares outstanding:
Basic	9,610,125	10,758,269	9,886,100	10,958,074
Diluted	9,998,290	10,999,375	10,219,796	11,184,359

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended
	January 31,
Operating activities:	2012	2011
Net income	$23,346	$19,842
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	62,056	52,994
Losses on claims for payment protection plan	4,353	3,625
Depreciation and amortization	1,697	1,405
Amortization of debt issuance costs	133	-
Loss on sale of property and equipment	15	55
Stock based compensation	1,681	2,229
Unrealized loss for change in fair value of interest rate swap	-	33
Deferred income taxes	3,061	1,445
Change in operating assets and liabilities:
Finance receivable originations	(263,539)	(227,951)
Finance receivable collections	140,084	133,898
Accrued interest on finance receivables	(444)	(280)
Inventory	19,470	15,776
Prepaid expenses and other assets	630	(751)
Accounts payable and accrued liabilities	(547)	(402)
Deferred payment protection plan revenue	1,169	429
Income taxes, net	1,052	(605)
Excess tax benefit from share based compensation	(197)	-
Net cash provided by (used in) operating activities	(5,980)	1,742

Investing Activities:
Purchase of property and equipment	(3,228)	(3,661)
Proceeds from sale of property and equipment	-	8
Net cash used in investing activities	(3,228)	(3,653)

Financing Activities:
Exercise of stock options and warrants	1,355	-
Excess tax benefit from share based compensation	197	-
Issuance of common stock	118	103
Purchase of common stock	(29,950)	(16,516)
Dividend payments	(30)	(30)
Change in cash overdrafts	1,370	2,339
Principal payments on note payable	-	(6,821)
Proceeds from revolving credit facilities	145,474	107,832
Payments on revolving credit facilities	(109,140)	(84,837)
Net cash provided by financing activities	9,394	2,070

Increase in cash and cash equivalents	186	159
Cash and cash equivalents, beginning of period	223	268

Cash and cash equivalents, end of period	$409	$427

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2012, the Company operated 111 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2011.

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

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock, to 75% of consolidated net income measured on a trailing twelve month basis as well as the maintenance of certain financial ratios, as defined.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.  In May 2011, the Company entered into an amendment to its loan and security agreement that amended the definition of “permitted distributions” to exclude the first $20.0 million in stock repurchases by the Company from its shareholders for the fiscal year ending April 30, 2012 from the limitations placed on distributions that could be made in connection with stock repurchases.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 5.5% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.6 million at January 31, 2012 and $1.1 million at April 30, 2011), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At January 31, 2012 and 2011, respectively, 4.7% and 4.6% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 63 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11 months.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2012 or April 30, 2011.

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

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the states of Alabama and Texas.  Under Alabama and Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has had a preliminary conference with the Appeals Office and the matter continues to be under review and discussion.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2012 or April 30, 2011.

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

Sales consist of the following:

	Three Months Ended:		Nine Months Ended:
	January 31,		January 31,
(In thousands)	2012	2011	2012	2011

Sales – used autos	$82,589	$72,593	$250,865	$217,710
Wholesales – third party	5,008	4,555	15,239	13,747
Service contract sales	3,500	3,034	10,039	8,980
Payment protection plan revenue	2,860	2,593	8,266	7,551

Total	$93,957	$82,775	$284,409	$247,988

Late fee revenues were approximately $1.2 million and $1.3 million for the nine months ended January 31, 2012 and 2011, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $978,000 and $482,000 at January 31, 2012 and 2011, respectively.

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

Treasury Stock

The Company purchased 1,002,363 shares of its common stock during the first nine months of fiscal 2012 for a total cost of $29.9 million and 691,800 shares for a total cost of $16.5 million during the first nine months of fiscal 2011.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

(In thousands)	January 31, 2012	April 30, 2011

Gross contract amount	$362,599	$317,956
Less unearned finance charges	(40,246)	(35,478)
Principal balance	322,353	282,478
Less allowance for credit losses	(68,708)	(60,173)

Finance receivables, net	$253,645	$222,305

Changes in the finance receivables, net for the nine months ended January 31, 2012 and 2011 are as follows:

	Nine Months Ended January 31,
(In thousands)	2012	2011

Balance at beginning of period	$222,305	$205,423
Finance receivable originations	263,539	227,951
Finance receivable collections	(140,084)	(133,898)
Provision for credit losses	(62,056)	(52,994)
Losses on claims for payment protection plan	(4,353)	(3,625)
Inventory acquired in repossession and payment protection plan claims	(25,706)	(21,088)

Balance at end of period	$253,645	$221,769

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2012 and 2011 are as follows:

	Nine Months Ended January 31,
(In thousands)	2012	2011

Balance at beginning of period	$60,173	$55,628
Provision for credit losses	62,056	52,994
Charge-offs, net of recovered collateral	(53,521)	(48,539)

Balance at end of period	$68,708	$60,083

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses were:

The level of actual charge-offs, net of recovered collateral is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off, if the collateral cannot be recovered.  Net charge-offs for the first nine months of fiscal 2012 were higher than the prior year period, primarily due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables remained constant at 17.7% for the first nine months ended January 31, 2012 compared to the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first nine months of fiscal 2012.

Collections and delinquency levels have a significant effect on additions to the allowance and are reviewed frequently in determining the additions to the allowance charged to the provision. For the first nine months of fiscal 2012, collections as a percentage of average finance receivables decreased to 46.3% compared to 48.8% for the same period of fiscal 2011.  The decrease in the collections as a percentage of average finance receivables compared to the same period of the prior year can partially be attributed to the higher average portfolio interest rate and slightly longer average contract term, together with an increase in contract modifications as well as the fact that the overall portfolio is slightly younger than last year.

Macro-economic factors as well as proper execution of operational policies and procedures can have an effect on additions charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. While overall macro-economic factors were still unfavorable during the first nine months of 2012, the Company is focused on continuing operational improvements within the collections area.  Market share gains and specific stimulus funds directly benefitting many of the Company’s customers were also positive as related to credit results.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2012		April 30, 2011		January 31, 2011

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$249,880	77.52%	$243,266	86.12%	$233,729	82.93%
3 - 29 days past due	57,227	17.75%	30,975	10.97%	35,296	12.52%
30 - 60 days past due	11,096	3.44%	6,003	2.13%	9,873	3.50%
61 - 90 days past due	3,172	0.98%	2,036	0.72%	2,472	0.88%
> 90 days past due	978	0.30%	198	0.07%	482	0.17%
Total	$322,353	100.00%	$282,478	100.00%	$281,852	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.    Accounts 3 days past due totaled $17.3 million, $1.4 million and $6.1 million at January 31, 2012, April 30, 2011 and January 31, 2011, respectively.  The current period amount included payments due on the last Saturday prior to the quarter end which primarily caused the increase in the 3-29 days past due category when compared to prior periods.

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

	Nine Months Ended January 31,
	2012	2011

Principal collected as a percent of average finance receivables	46.3%	48.8%
Average down-payment percentage	6.2%	6.3%

	January 31, 2012	January 31, 2011
Average originating contract term (in months)	26.6	24.9
Portfolio weighted average contract term, including modifications (in months)	27.7	27.0

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to the higher average portfolio interest rate and slightly longer average contract term, together with a slight increase in contract modifications as well as the fact that the overall portfolio is younger when compared to this time last year.  Also, the timing of customer payments during the income tax refund period was negatively affected by IRS funding delays during the most recent quarter when compared to the prior year.  The increases in contract term are primarily related to the increased average selling price and our efforts to keep payments affordable for our customers.

D – Property and Equipment

A summary of property and equipment is as follows:

	January 31,	April 30,
(In thousands)	2012	2011

Land	$6,079	$6,079
Buildings and improvements	10,246	9,947
Furniture, fixtures and equipment	8,558	7,618
Leasehold improvements	11,768	10,063
Construction in progress	935	732
Less accumulated depreciation and amortization	(10,538)	(8,907)
	$27,048	$25,532

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	January 31,	April 30,
(In thousands)	2012	2011

Compensation	$3,809	$4,203
Cash overdraft	1,370	-
Deferred service contract revenue	3,104	2,970
Deferred sales tax	1,818	1,684
Interest	215	117
Other	2,366	2,375
	$12,682	$11,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

Aggregate	Interest		Balance at
Amount	Rate	Maturity	January 31, 2012	April 30, 2011

$105.0 million	Prime +/-	November 2013	$ 83,873	$ 47,539
(3.0% at January 31, 2012 and April 30, 2011)

On November 4, 2010, the Company entered into a new loan and security agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $90 million.  On October 19, 2011, the loan and security agreement was amended to increase the total revolving commitment to $105 million.  The Credit Facilities expire in November 2013.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities with tiered pricing at Libor + 2.75% or the bank’s prime rate less 0.25% with no floor.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) limitations on the payment of dividends or distributions.  The Company was in compliance with the covenants at January 31, 2012.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2012, the Company had additional availability of $21 million under the revolving credit facilities.

The Company recognized $133,000 of amortization in the first nine months of fiscal 2012 related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statement of Operations.

Interest Rate Swap Agreement

In fiscal 2011, the Company had an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement was set to mature on May 31, 2013 and provided that the Company would pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00% (effective rate of 3.25% at January 31, 2011).  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt; however, due to unfavorable interest rate movements, the Company terminated the interest rate swap agreement in April 2011 for $1.3 million.  The interest rate swap agreement was not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net loss for the Agreement reported in earnings as interest expense was $33,000 for the nine months ended January 31, 2011.  The interest on the credit facilities, the net settlements under the interest rate swap and the changes in the fair value of the agreement, were all reflected in interest expense.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2012 and April 30, 2011:

	January 31, 2012		April 30, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$409	$409	$223	$223
Finance receivables, net	253,645	201,471	222,305	176,549
Accounts payable	7,232	7,232	7,742	7,742
Revolving credit facilities	83,873	83,873	47,539	47,539

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at January 31, 2012, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:		Nine Months Ended:
	January 31,		January 31,
	2012	2011	2012	2011

Weighted average shares outstanding-basic	9,610,125	10,758,269	9,886,100	10,958,074
Dilutive options and restricted stock	388,165	241,106	333,696	226,285

Weighted average shares outstanding-diluted	9,998,290	10,999,375	10,219,796	11,184,359

Antidilutive securities not included:
Options	35,000	580,000	28,333	580,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $1.7 million ($1.0 million after tax effects) and $2.2 million ($1.4 million after tax effects) for the nine months ended January 31, 2012 and 2011, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2012 through 2022.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	January 31, 2022
Shares available for grant at January 31, 2012	-	447,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2012	January 31, 2011
Expected term (years)	5.0	5.0
Risk-free interest rate	1.59%	1.80%
Volatility	50%	50%
Dividend yield	—	—

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

There were 58,750 and 23,750 options granted during the nine months ended January 31, 2012 and 2011, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2012 and 2011 was $744,000 and $244,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $1.6 million ($996,000 after tax effects) and $2.1 million ($1.3 million after tax effects) for the nine months ended January 31, 2012 and 2011, respectively.

The aggregate intrinsic value of outstanding options at January 31, 2012 and 2011 was $19.7 million and $6.4 million.

As of January 31, 2012, the Company had $2.4 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.33 years.

The Company received cash from 86,897 options exercised during the first nine months of fiscal 2012 of $1.4 million.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $1.5 million.  There were no options exercised during the first nine months of fiscal 2011.

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

There were no restricted shares granted during the first nine months of fiscal 2012.  During the nine months ended January 31, 2011, there were 84 shares granted with a weighted average fair value of $26.79 per share, the market price of the Company’s stock on the grant dates.  A total of 187,027 shares remained available for award at January 31, 2012. There were 29,000 unvested shares at January 31, 2012 with a weighted average grant date fair value of $22.79.

The Company recorded a compensation cost of $102,000 ($63,000 after tax effects) and $141,000 ($89,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2012 and 2011, respectively.

As of January 31, 2012, the Company has $352,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.63 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2011 or during the first nine months of fiscal 2012.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2012	2011
Supplemental disclosures:
Interest paid	$1,578	$2,191
Income taxes paid , net	10,047	10,863

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	25,706	21,088

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same store revenue growth;
•	future revenue growth;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;
•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2012, the Company operated 111 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 14%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 14.8% for the first nine months of fiscal 2012 compared to the same period of fiscal 2011 due primarily to a 10.9% increase in retail units sold, a 3.6% increase in average retail sales price, 15.8% increase in interest income and a $1.5 million increase in wholesale sales.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 29.1% in fiscal 2007 (average of 22.7%). Credit losses in fiscal 2007 (29.1%) were higher than the Company’s average over the last five years. Credit losses were higher due to several factors and included higher losses experienced in most of the dealerships, including mature dealerships, as the Company saw weakness in the performance of its portfolio as customers had difficulty making payments under the terms of their contracts. Additionally, the Company’s rapid growth put stress on its infrastructure, leading to operational difficulties resulting in higher losses. Credit losses in fiscal 2008 returned to a more historical level at 22% of sales as the Company continued to focus on its operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales. Improvements in credit losses continued into fiscal 2010 and fiscal 2011 as the provision for credit losses were 20.2% and 20.8% of sales, respectively.  While the first nine months of fiscal 2012 experienced slightly higher credit losses of 21.8% of sales compared to 21.4% of sales for the prior year period, the credit losses for the first nine months of fiscal 2012 were in line with historical experience and within an acceptable range.  Should collection and credit loss results for the upcoming fourth quarter of fiscal 2012 be within a range consistent with recent quarters, the Company may determine to reduce the allowance for credit losses based on anticipated future losses within the portfolio in light of the consistent credit performance since fiscal 2009.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2011 was 42.7%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margin percentages.  The negative effect from wholesale sales was higher in fiscal 2007 and during the first quarter of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 and fiscal 2011 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The Company expects that its gross margin percentage in the near term to generally be in the 42% range but will continue to see significant pressure based on increases in the costs of vehicles purchased.

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives.  The Company has added resources to recruit, train and develop personnel especially personnel targeted to fill dealership manager positions.  The Company expects to continue to invest in the development of its workforce in fiscal 2012 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2012	Three Months Ended
	January 31,		vs.	January 31,
	2012	2011	2011	2012	2011

Revenues:
Sales	$93,957	$82,775	13.5%	100.0%	100.0%
Interest income	11,408	9,794	16.5	12.1	11.8
Total	105,365	92,569	13.8	112.1	111.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	54,298	48,154	12.8	57.8	58.2
Selling, general and administrative	17,175	15,863	8.3	18.3	19.2
Provision for credit losses	20,899	18,089	15.5	22.2	21.9
Loss on prepayment of debt	-	507	-	-	0.6
Interest expense	659	449	46.8	0.7	0.5
Depreciation and amortization	594	485	22.5	0.6	0.6
Total	93,625	83,547	12.1	99.6	100.9

Pretax income	$11,740	$9,022	30.1	12.5%	10.9%

Operating Data:
Retail units sold	8,965	8,266
Average stores in operation	111	102
Average units sold per store per month	26.9	27.0
Average retail sales price	$9,922	$9,463
Same store revenue change	7.9%	5.3%

Period End Data:
Stores open	111	103
Accounts over 30 days past due	4.7%	4.6%

Three Months Ended January 31, 2012 vs. Three Months Ended January 31, 2011

Revenues increased by $12.8 million, or 13.8%, for the three months ended January 31, 2012 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($7.3 million, or 7.9%), (ii) revenue growth from dealerships opened during the three months ended January 31, 2011 ($877,000), and (iii) revenue from dealerships opened after January 31, 2011 ($4.6 million).

Cost of sales as a percentage of sales decreased 0.4% to 57.8% for the three months ended January 31, 2012 from 58.2% in the same period of the prior fiscal year. The decrease from the prior year period relates primarily to slightly lower overall cost of sales expenses and improved pricing efficiencies offset by lower margins on the PPP and service contract products.  The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages generally hold in the 42% range over the near term.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.3% for the three months ended January 31, 2012, a decrease of 0.9% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased $1.3 million in the third quarter of fiscal 2012 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs. Many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased slightly to 22.2% for the three months ended January 31, 2012 compared to 21.9% for the three months ended January 31, 2011.  The increase between periods was partially related to the timing of collections for the third quarter of fiscal 2012 when compared to the prior year quarter.  The Company continues to push for improvements and better execution of its collection practices.  However, the extended negative macro-economic issues continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company has made considerable investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense (excluding the non-cash charge related to the change in fair value of the Company’s interest rate swap agreement) for the three months ended January 31, 2012 as a percentage of sales decreased to 0.7% for the three months ended January 31, 2012 compared to 0.8% for the three months ended January 31, 2011.  Lower interest rates on the Company’s variable rate debt were partially offset by higher average borrowings during the three months ended January 31, 2012 ($80.9 million compared to $55.7 million in the prior year).

In fiscal 2011, the Company had an interest rate swap agreement (the “Agreement”) which was not designated as a hedge by Company management; therefore, the gain (loss) on the Agreement during the three months ended January 31, 2011 is reported as a component of interest expense in earnings. The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. The Company terminated the interest rate swap agreement in April 2011 for $1.3 million due to unfavorable interest rate movements. The net gain for the Agreement reported in earnings as interest expense was $250,000 for the three months ended January 31, 2011.  The interest on the credit facilities, the net settlements under the interest rate swap, and the changes in the fair value of the Agreement are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2012	Nine Months Ended
	January 31,		vs.	January 31,
	2012	2011	2011	2012	2011

Revenues:
Sales	$284,409	$247,988	14.7%	100.0%	100.0%
Interest income	32,287	27,875	15.8	11.4	11.2
Total	316,696	275,863	14.8	111.4	111.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	163,667	141,856	15.4	57.5	57.2
Selling, general and administrative	50,094	45,337	10.5	17.6	18.3
Provision for credit losses	62,056	52,994	17.1	21.8	21.4
Loss on prepayment of debt	-	507	-	-	0.2
Interest expense	1,676	2,219	(24.5)	0.6	0.9
Depreciation and amortization	1,697	1,405	20.8	0.6	0.6
Total	279,190	244,318	14.3	98.2	98.5

Pretax income	$37,506	$31,545	18.9	13.2%	12.7%

Operating Data:
Retail units sold	27,933	25,178
Average stores in operation	109	100
Average units sold per store per month	28.5	28.0
Average retail sales price	$9,636	$9,303
Same store revenue change	8.3%	6.5%

Period End Data:
Stores open	111	103
Accounts over 30 days past due	4.7%	4.6%

Nine Months Ended January 31, 2012 vs. Nine Months Ended January 31, 2011

Revenues increased by $40.8 million, or 14.8%, for the nine months ended January 31, 2012 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($22.5 million, or 8.3%), (ii) revenue growth from stores opened during the nine months ended January 31, 2011 and stores that opened or closed a satellite location after January 31, 2011 ($7.3 million), and (iii) revenue from stores opened after January 31, 2011 ($11.0 million).

Cost of sales as a percentage of sales increased 0.3% to 57.5% for the nine months ended January 31, 2012 from 57.2% in the same period of the prior fiscal year.  The increase from the prior year period relates primarily to an increase in wholesale sales, an increase in the average purchase price of vehicles, and higher operating expenses particularly transport costs. Wholesale sales are for the most part sales of repossessed vehicles or trade-ins at break-even. The Company will continue to focus efforts on holding down purchase costs and expects to see gross margin percentages in the 42% range in the near term.  Top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.6% for the nine months ended January 31, 2012, a decrease of 0.7% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $4.8 million related primarily to higher payroll costs and to incremental costs related to new locations opened after January 31, 2011.  Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased 0.4% to 21.8% for the nine months ended January 31, 2012 from 21.4% in the same period of the prior fiscal year.  The increase between periods was partially related to the timing of collections for the third quarter of fiscal 2012 when compared to the prior year quarter.  Extended negative macro-economic issues continue to put pressure on our customers and the resulting collections of our finance receivables.  However, despite the slight increase in credit losses during the first nine months of fiscal 2012 compared to the prior year period, the credit losses for the current year period were in line with historical experience and within an acceptable range.  The Company continues to push for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the credit losses in both the current and prior year periods reflect the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense (excluding the non-cash charge related to the change in fair value of the Agreement) as a percentage of sales decreased  0.3% to 0.6% for the nine months ended January 31, 2012 from 0.9% for the same period of the prior fiscal year.  The decrease was attributable to lower interest rates on the Company’s variable rate debt partially offset by higher average borrowings during the nine months ended January 31, 2012 as compared to the same period in the prior fiscal year ($69.2 million compared to $48.9 million).

In fiscal 2011 the Company had an interest rate swap agreement (the “Agreement”) which was not designated as a hedge by Company management; therefore, the gain (loss) on the Agreement during the nine months ended January 31, 2011 is reported as a component of interest expense in earnings. The net loss for the Agreement reported in earnings as interest expense is $33,000 for the nine months ended January 31, 2011.  The non-cash charge related to the Agreement was caused by a number of factors, including changes in interest rates, amount of notional debt outstanding, and number of months until maturity. The Company terminated the interest rate swap agreement in April 2011 for $1.3 million due to unfavorable interest rate movements.   The interest on the credit facilities, the net settlements under the interest rate swap and the changes in the fair value of the Agreement, are all reflected in Interest expense in the Company’s Condensed Consolidated Statement of Operations.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2012	April 30, 2011
Assets:
Finance receivables, net	$253,645	$222,305
Inventory	29,831	23,595
Income taxes receivable, net	365	1,220
Property and equipment, net	27,048	25,532

Liabilities:
Accounts payable and accrued liabilities	19,914	19,091
Deferred payment protection plan revenue	10,132	8,963
Deferred tax liabilities, net	16,466	13,405
Debt facilities	83,873	47,539

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price.  The weighted average term for installment sales contracts at January 31, 2012 increased slightly as compared to January 31, 2011 (27.7 months vs. 27.0 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company anticipates going forward that the growth in finance receivables will approximate overall revenue growth on an annual basis as the improvements in underwriting and collection procedures are expected to result in strong collections.

During the first nine months of fiscal 2012, inventory increased 26.4% ($6.2 million) as compared to inventory at April 30, 2011.  The increase resulted from additional inventory for new dealerships and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Income taxes receivable, net, decreased $855,000 during the first nine months of fiscal 2012 as compared to April 30, 2011 due primarily to the fact that the majority of the income tax receivable existing at April 30, 2011 was refunded during the first quarter of 2012.

Property and equipment, net, increased $1.5 million during the nine months ended January 31, 2012 as compared to property and equipment, net, at April 30, 2011 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $823,000 during the first nine months of fiscal 2012 as compared to Accounts payable and accrued liabilities at April 30, 2011 due primarily to timing of payroll periods and the amount and timing of cash overdrafts.

Deferred tax liabilities, net, increased $3.1 million during the first nine months of fiscal 2012 as compared to April 30, 2011 due primarily to the increase in Finance Receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first nine months of fiscal 2012, the Company had a $36.3 million increase in its debt facilities to help finance receivables growth of $39.9 million, capital expenditures of $3.2 million and common stock repurchases of $29.9 million.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2012	2011
Operating activities:
Net income	$23,346	$19,842
Provision for credit losses	62,056	52,994
Losses on claims for payment protection plan	4,353	3,625
Unrealized loss for change in fair value of interest rate swap	-	33
Depreciation and amortization	1,697	1,405
Stock based compensation	1,681	2,229
Finance receivable originations	(263,539)	(227,951)
Finance receivable collections	140,084	133,898
Inventory	19,470	15,776
Accounts payable and accrued liabilities	(547)	(402)
Deferred payment protection plan revenue	1,169	429
Income taxes, net	1,052	(605)
Deferred income taxes	3,061	1,445
Accrued interest on finance receivables	(444)	(280)
Other	581	(696)
Total	(5,980)	1,742

Investing activities:
Purchase of property and equipment	(3,228)	(3,661)
Proceeds from sale of property and equipment	-	8
Total	(3,228)	(3,653)

Financing activities:
Debt facilities, net	36,334	16,174
Change in cash overdrafts	1,370	2,339
Exercise of stock options, including tax benefits and issuance of common stock	1,552	-
Issuance of common stock	118	103
Purchase of common stock	(29,950)	(16,516)
Dividend payments	(30)	(30)
Total	9,394	2,070

Increase in Cash	$186	$159

The primary drivers of operating profits and cash flows include (i) top line sales, (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the nine months ended January 31, 2012 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables and (ii) an increase in inventory, partially offset by (iii) higher net income, (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (v) a decrease in income taxes receivable and (vi) increased proceeds from repossessed vehicles.  Finance receivables, net, increased by $31.3 million from April 30, 2011 to January 31, 2012.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years. Management does expect continuing increases in vehicle purchase costs on a going-forward basis. The Company has experienced recent increases in average vehicle purchase costs which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% range in the near term with overall contract terms increasing, somewhat mitigated by software and operational changes which have been made to structure special payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of January 31, 2012, the Company leased approximately 75% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2012, the Company had $409,000 of cash on hand and an additional $21 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in November 2013 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has had a preliminary conference with the Appeals Office and the matter continues to be under review and discussion.  If the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2012.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2012, the weighted average total contract term was 27.7 months with 19.9 months remaining. The reserve amount in the allowance for credit losses at January 31, 2012, $68.7 million, was 22% of the principal balance in Finance receivables of $322.4 million, less unearned payment protection plan revenue of $10.1 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues.  Since fiscal 2009, the Company’s credit loss results have remained below 22% of the principal balance of finance receivables.  Should collections and credit loss results for the upcoming fourth quarter of fiscal 2012 be within a range consistent with recent quarters, the Company may determine to reduce the allowance for credit losses based on anticipated future losses within the portfolio in light of the consistent credit performance during these periods.  A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax amount of $3.1 million.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, beginning in fiscal 2008 tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter).  The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods, but a shift in the timing of actual tax refund dollars in the Company’s markets could have an effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of January 31, 2012, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $83.9 million outstanding at January 31, 2012. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $839,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 5.5% to 19% (weighted average of 14.7%), while its revolving notes payable contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At January 31, 2012, approximately 45% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on November 17, 2011.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2011 through November 30, 2011	74,087	$34.77	74,087	932,809
December 1, 2011 through December 31, 2011	0	$0.00	0	932,809
January 1, 2012 through January 31, 2012	24,114	$39.34	24,114	908,695
Total	98,201	$35.89	98,201	908,695

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

Dated: February 29, 2012