Form 10-K
period 2012-04-30
AMERICAS CARMART INC
filed 2012-06-14
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No 
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer            Accelerated filer    ☒
☐    Non-accelerated filer                                               Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2011 was $287,688,868 (8,618,600 shares), based on the closing price of the registrant’s common stock of $33.38.
There were 9,321,346 shares of the registrant’s common stock outstanding as of June 14, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;

•          the Company’s ability to underwrite and collect its contracts effectively;

•          competition;

•          dependence on existing management;

•	availability of quality vehicles at prices that will be affordable to customers;

•	changes in lending laws or regulations, including but not limited to rules and regulations that could be enacted by federal and state governments; and

•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2012, the Company operated 114 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its Integrated Auto Sales and Finance used car operation using the same business model that has been developed by Car-Mart over the last 30 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.2% in fiscal 2010 to a high of 22.0% in fiscal 2008 (average of 21.1%).  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

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

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.   The Company has made significant infrastructure investments during the last five years in order to improve performance of existing dealerships and to grow its dealership count.  These improvements have resulted in favorable operating results in recent years and have allowed the Company to successfully grow dealership count. The Company ended fiscal 2012 with 114 locations, a net increase of eight locations over the prior year end and current plans are to add new dealerships at an approximate 10% annual rate into the future. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,675 per unit in fiscal 2012.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 28.1 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions; nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the negative macro-economic issues have been positive related to recruitment of outside talent and the Company currently expects this to continue.

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

Well Capitalized / Limited External Capital Required for Growth.  As of April 30, 2012, the Company’s debt to equity ratio was 0.42 to 1.0 (Revolving credit facilities and notes payable divided by Total Stockholders Equity on the Consolidated Balance Sheet), which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

Significant Expansion Opportunities.  The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also successful in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the nine states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. As previously discussed, the Company plans to add one dealership for every ten existing dealerships going forward depending upon operational success. Existing dealerships will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

Operations

Operating Segment.  Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

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

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2012, 2011 and 2010:

	Years Ended April 30,
	2012	2011	2010
Dealerships at beginning of year	106	97	93
New dealerships opened/acquired	8	9	5
Dealerships closed	-	-	(1)

Dealerships at end of year	114	106	97

Below is a summary of dealership locations by state as of April 30, 2012, 2011 and 2010:

	As of April 30,
Dealerships by State	2012	2011	2010
Arkansas	37	37	36
Oklahoma	21	20	20
Texas	14	14	14
Missouri	14	13	12
Kentucky	10	9	8
Alabama	10	8	5
Tennessee	4	4	1
Mississippi	3	0	0
Indiana	1	1	1

Total	114	106	97

Dealerships are typically located in smaller communities.  As of April 30, 2012, approximately 73% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing.  The Company purchases vehicles primarily through wholesalers, new car dealers, individuals and from auctions.  The majority of vehicle purchasing is performed by the Company’s buyers, although dealership managers are authorized to purchase vehicles.  A buyer will purchase vehicles for one to three dealerships depending on the size of the dealerships.  Buyers report to the dealership manager, or managers, for whom they make purchases, and to a regional purchasing director.  The regional purchasing directors report to the Vice President of Purchasing. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s buyers purchase vehicles between six and 12 years of age with 90,000 to 140,000 miles, and pay between $3,000 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Ford Taurus, Pontiac Grand Prix, Dodge Ram Pickup, Ford Explorer and the Ford Ranger.  The Company sells a significant number of trucks and sport utility vehicles. The Company’s buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

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

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 18 months to 36 months (average of 28.1 months), and annual interest charges ranging from 11% to 19% (weighted average of 14.8% at April 30, 2012). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or require an acceptable co-buyer or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level.  The majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, customers can also send their payments through the mail or make payments at certain retail outlets.  Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company also has a corporate collections team, led by the Director of Collections Practices and Review, which monitors policies, procedures and the status of accounts at the dealership level.  The Company believes that the timely response to past due accounts is critical to its collections success.

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

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical or on-line auctions.

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

Typically, monthly sales levels at new dealerships are substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new dealerships can exceed 10% per year for a number of years.  Historically, mature dealerships typically experience annual sales growth, but at a lower percentage than new dealerships. Due to continual operational initiatives the Company is able to support higher sales levels as a result. Sales have increased over the most recent fiscal years by 13% in fiscal 2010, 11% in fiscal 2011 and 13% in fiscal 2012 primarily due to same dealership growth.

New dealerships are generally provided with approximately $1.5 million to $2 million in capital from the corporate office during the first 18 to 24 months of operation.  These funds are used principally to fund receivables growth.  After this 12 to 24 month start-up period, new dealerships can typically begin generating positive cash flow, allowing for some continuing growth in receivables without additional capital from the corporate office. As these dealerships become cash flow positive, a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, dealerships serves as an important operating discipline.  Dealerships must be profitable in order to grow and typically new dealerships are profitable within the first year of opening.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2011 and fiscal 2012 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Regulation and Licensing

The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company’s financing activities are subject to federal laws such as truth-in-lending and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status. Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the Consumer Financial Protection Bureau (“Bureau”) with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company. The provisions of this legislation are still in the implementation phase, and the Bureau has only recently begun exercising its rulemaking and enforcement authority. The Bureau’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. Until the Bureau begins to propose rules and regulations that apply to consumer credit activities relevant to the products and services of the Company, it is not possible to accurately predict what effect the Bureau will have on the business or on the Company’s operations and financial performance.

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

Employees

As of April 30, 2012, the Company, including its consolidated subsidiaries, employed approximately 1,100 full time associates.  None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2012:

Name	Age	Position with the Company

William H. Henderson	48	President, Chief Executive Officer and Director

Eddie L. Hight	49	Chief Operating Officer

Jeffrey A. Williams	49	Chief Financial Officer, Vice President Finance, Secretary and Director

William H. Henderson has served as President of the Company since May 2002 and as Chief Executive Officer of the Company since October 2007.  Mr. Henderson has also served as a director of the Company since September 2002.  From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart.  From 1992 through 1998, Mr. Henderson served as General Manager of Car-Mart.  From 1987 to 1992, Mr. Henderson primarily held the positions of District Manager and Regional Manager at Car-Mart.

Eddie L. Hight has served as Chief Operating Officer of the Company since May 2002.  From 1984 until May 2002, Mr. Hight held a number of positions at Car-Mart including Dealership Manager and Regional Manager.

Jeffrey A. Williams has served as Chief Financial Officer, Vice President Finance and Secretary of the Company since October 1, 2005. Mr. Williams has also served as a director of the Company since August 2011.  Mr. Williams is a Certified Public Accountant and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically from peak sales years and this has had and could continue to have a significant negative effect on the supply of vehicles available to the Company in future periods.  The March 2011 earthquake and tsunami in Japan also had a negative effect on new vehicle sales which could affect used vehicle availability in future years.

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

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.  Additionally, the Company anticipates that it could be subject to additional regulations under the newly established federal Consumer Financial Protection Bureau, which has broad regulatory powers over consumer credit products and services such as those offered by the Company.  The provisions of this legislation are still in the implementation phase, and the Bureau has only recently begun exercising its rulemaking and enforcement authority. The Bureau’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance.

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

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general.  Recent and future disruptions in domestic and global economic and market conditions could adversely affect consumer demand and/or increase the Company’s costs, resulting in lower profitability for the Company.  Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.  The Company is unable to predict with certainty the future impact of the most recent global economic conditions on consumer demand in our markets or on the Company’s costs.

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the nine states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 43% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

The capital and credit markets have remained somewhat constricted as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies in the past few years.  While currently these conditions have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets experience further disruptions and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, to do so, which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

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

•
Availability and cost of vehicles.  The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships.  The overall new car sales volumes in the United States have decreased dramatically from peak sales years and this could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods.  This could make it difficult to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2011 and 2012 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2012, the Company leased approximately 79% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol CRMT.  The following table sets forth, by fiscal quarter, the high and low sales prices reported by NASDAQ for the Company's common stock for the periods indicated.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low

First quarter	$37.50	$23.73	$27.20	$20.40
Second quarter	35.07	25.81	27.48	21.27
Third quarter	41.23	31.09	30.10	24.11
Fourth quarter	48.24	37.02	27.30	22.77

As of June 14, 2012, there were approximately 913 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Stock Incentive Plan and the 2007 Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees.  These plans have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2012:

	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	1,118,250	$20.46	619,527

Equity compensation plans not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2007 and ending on April 30, 2012.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2007.

The dollar value at April 30, 2012 of $100 invested in the Company’s common stock on April 30, 2007 was $358.35, compared to $138.94 for the Automobile Index described above and $122.43 for the NASDAQ Market Index (U.S. Companies).

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

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on November 17, 2011. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2012 through February 29, 2012	-	$-	-	908,695
March 1, 2012 through March 31, 2012	130,549	$45.23	130,549	778,146
April 1, 2012 through April 30, 2012 (2)	79,879	$43.97	79,168	698,978
Total	210,428	$44.75	209,717	698,978

(1)  The above described stock repurchase program has no expiration date.
(2) 711 of the shares purchased during April 2012 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2012	2011	2010	2009	2008

Revenues	$430,177	$379,251	$338,930	$298,966	$274,631

Net income attributable to common stockholders	$32,947	$28,175	$26,799	$17,906	$15,033
Diluted earnings per share from continuing operations	$3.24	$2.54	$2.27	$1.52	$1.26

	April 30,
	(In thousands, except per share amounts)
	2012	2011	2010	2009	2008

Total assets	$310,940	$276,409	$251,272	$219,624	$200,589
Total debt	$77,900	$47,539	$38,766	$29,839	$40,337
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$184,473	$187,011	$176,190	$157,077	$137,322
Shares outstanding	9,378	10,497	11,338	11,729	11,688

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2012, the Company operated 114 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 21% per year over the last ten years (average 13%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 13.4% for the fiscal year ending April 30, 2012 compared to fiscal 2011 primarily due to a 9.6% increase in retail units sold, a 3.4% increase in average retail sales price and a 15.9% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 22.0% in fiscal 2008 (average of 21.1%). Credit losses in fiscal 2008 were 22% of sales as the Company continued to focus on operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company did experience some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  Credit results have been acceptable and have been consistent over the past several years, and the overall quality of the portfolio at April 30, 2012 was good based on performance factors underlying the outstanding loan pools. As a result, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at April 30, 2011.

The Company continues to make improvements its business practices, including better underwriting and better collection procedures. These improvements in business practices have led to consistent collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts on the front end. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more timely oversight and providing for more accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which is having a positive effect on results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2012 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The negative effect from wholesale sales was higher during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

Hiring, training and retaining qualified associates are critical to the Company’s success.  The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives.  The Company has added resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions.  The Company expects to continue to invest in the development of its workforce in fiscal 2013 and beyond.

Consolidated Operations
(Operating Statement Dollars in Thousands)
				% Change
				2012	2011
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2012	2011	2010	2011	2010	2012	2011	2010
Operating Statement:
Revenues:
Sales	$386,857	$341,859	$308,756	13.2%	10.7%	100.0%	100.0%	100.0%
Interest and other income	43,320	37,392	30,174	15.9	23.9	11.2	10.9	9.8
Total	430,177	379,251	338,930	13.4	11.9	111.2	110.9	109.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	223,392	195,985	173,106	14.0%	13.2%	57.7	57.3	56.1
Selling, general and administrative	67,663	62,141	57,207	8.9	8.6	17.5	18.2	18.5
Provision for credit losses	81,638	70,964	62,277	15.0	13.9	21.1	20.8	20.2
Loss on prepayment of debt	-	507	-	-	-	-	0.1	-
Interest expense	2,285	2,625	2,319	(13.0)	13.2	0.6	0.8	0.8
Depreciation and amortization	2,329	1,928	1,694	20.8	13.8	0.6	0.6	0.5
Loss on disposal of property and equipment	91	55	375	65.5	(85.3)	-	-	0.1
Total	377,398	334,205	296,978	12.9	12.5	97.5	97.8	96.2

Income before Taxes	$52,779	$45,046	$41,952	17.2	7.4	13.6%	13.2%	13.6%

Operating Data:
Retail units sold	37,722	34,424	32,196	9.6%	6.9%
Average dealerships in operation	110	101	95	8.9	6.3
Average units sold per dealership	343	341	339	0.6	0.6
Average retail sales price	$9,675	$9,361	$9,137	3.4	2.5

Same store revenue growth	7.5%	7.3%	11.2%
Receivables average yield	14.2%	13.6%	12.0%

2012 Compared to 2011

Total revenues increased $50.9 million, or 13.4%, in fiscal 2012, as compared to revenue growth of 11.9% in fiscal 2011, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($27.8 million), (ii) revenue growth from dealerships opened during fiscal 2011 or dealerships that opened or closed a satellite location during fiscal 2011 ($15.3 million), and (iii) revenues from dealerships opened during fiscal 2012 ($7.8 million).  The increase in revenue for fiscal 2012 is attributable to (i) a 9.6% increase in retail unit volumes together with a 3.4% increase in the average unit sales price, (ii) a 15.9% increase in interest and other income and, (iii) a $2.3 million increase in wholesale sales.

Cost of sales, as a percentage of sales, increased to 57.7% in fiscal 2012 from 57.3% in fiscal 2011. The Company’s cost of sales as a percentage of sales was negatively affected by increased average selling price, higher inventory repair costs and a lower margin for the payment protection plan and service contract products.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in new car sales during the last few years, which results in higher purchase costs for the Company.

Selling, general and administrative expenses, as a percentage of sales, decreased 0.7% to 17.5% in fiscal 2012 from 18.2% in fiscal 2011.  The percentage decrease was principally the result of higher sales levels as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $5.5 million from fiscal 2011, which consisted primarily of increased payroll costs and other incremental costs related to new lot openings.  Many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses, as a percentage of sales, increased 0.3% to 21.1% in fiscal 2012 from 20.8% in fiscal 2011 (excluding the effect of the reduction in the allowance credit losses were 21.5% of sales in fiscal 2012).   The Company continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic issues continue to put pressure on our customers and the resulting collections of our finance receivables.  Despite the increase in credit losses in fiscal 2012 compared to the prior fiscal year, the credit losses for fiscal 2012 were in line with historical experience and within an acceptable range.  The Company continues to take steps to improve dealership level execution regarding collections.  Additionally, the Company continues to increase its investment in the corporate infrastructure within the collection area which is expected to continue to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Interest expense as a percentage of sales decreased to 0.6% for fiscal 2012 compared to 0.8% for fiscal 2011.  Higher average borrowings during the fiscal year 2012 ($93.6 million compared to $48.4 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

2011 Compared to 2010

Total revenues increased $40.3 million, or 11.9%, in fiscal 2011, as compared to revenue growth of 13.4% in fiscal 2010, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($24.2 million), (ii) revenue growth from dealerships opened during fiscal 2010 or dealerships that opened or closed a satellite location during fiscal 2010 ($6.6 million), and (iii) revenues from dealerships opened during fiscal 2011 ($9.5 million).  The increase in revenue for fiscal 2011 is attributable to (i) a 6.9% increase in retail unit volumes together with a 2.5% increase in the average unit sales price, (ii) a 23.9% increase in interest and other income and, (iii) a $5.0 million increase in wholesale sales.

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

Provision for credit losses, as a percentage of sales, increased 0.6% to 20.8% in fiscal 2011 from 20.2% in fiscal 2010.   The Company continued to push for improvements and better execution of its collection practices, which were offset by negative macro-economic issues that were prevalent during most of fiscal 2010 and fiscal 2011.  The slight increase for the fiscal 2011 related primarily to higher credit losses during the second fiscal quarter as the Company experienced some operational difficulties, specifically as related to working individually with its customers concerning collection issues.  The Company continued to take steps to improve dealership level execution regarding collections.  Additionally, the Company continued to increase its investment in the corporate infrastructure within the collection area which was expected to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2012, 2011 and 2010 (in thousands):

	April 30,
	2012	2011	2010
Assets:
Finance receivables, net	$251,103	$222,305	$205,423
Inventory	27,242	23,595	20,367
Property and equipment, net	27,547	25,532	22,722

Liabilities:
Accounts payable and accrued liabilities	20,701	19,091	18,471
Deferred payment protection plan revenue	10,745	8,963	8,229
Deferred tax liabilities, net	16,721	13,405	9,193
Revolving credit facilities & notes payable	77,900	47,539	38,766

Historically, finance receivables tended to grow slightly faster than revenue growth.  This was historically due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. The following table shows receivables growth compared to revenue growth.  The average term for installment sales contracts at April 30, 2012 was 28.1 months compared to 27.3 months at April 30, 2011 and collections were relatively constant between fiscal years.  Charge-offs were slightly higher during fiscal 2011 and fiscal 2012 contributing to the growth in receivables being less than revenue growth.  Revenue growth results from same store revenue growth and the addition of new dealerships.  With the Company benefiting from expected stronger collections on an annual basis, it is anticipated going forward that growth in finance receivables will approximate overall revenue growth on an annual basis.

	Years Ended April 30,
	2012	2011	2010

Growth in finance receivable, net of deferred payment protection plan revenue	11.9%	8.2%	12.9%
Revenue growth	13.4%	11.9%	13.4%

In fiscal 2012, inventory increased 15.5% ($3.6 million) as compared to revenue growth of 13.4%.  The increase resulted primarily from (i) slightly higher overall price increases for the type of vehicle the Company purchases for resale, (ii) the Company’s desire to offer a broad mixture and increased quantities of vehicles to adequately serve its expanding retail customer base and (iii) new dealership openings. The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net increased $2.0 million in fiscal 2012 as compared to fiscal 2011 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased $1.6 million at April 30, 2012 as compared to April 30, 2011 due primarily to increased payables related to higher inventory levels and other volume related expenditures as well as increased compensation payable as a result of the increased profit levels.

The unearned portion of the payment protection plan product increased $1.8 million in fiscal 2012 over fiscal 2011, primarily resulting from the increased sales of the payment protection plan product.

Deferred tax liabilities, net increased $3.3 million at April 30, 2012 as compared to April 30, 2011 primarily due to increased finance receivables and increased book/tax difference on fixed assets due to bonus depreciation, partially offset by deferred tax assets related to the increased accrued liabilities and increased share based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2012 the Company had a $30.4 million net increase in total debt to help finance receivables growth of $34.5 million, capital expenditures of $4.5 million and common stock repurchases of $39.4 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2012	2011	2010
Operating activities:
Net income	$32,987	$28,215	$26,839
Provision for credit losses	81,638	70,964	62,277
Losses on claims for payment protection plan	6,053	4,927	4,504
Depreciation and amortization	2,329	1,928	1,694
Amortization of debt issuance costs	182	88	-
Stock based compensation	2,172	2,885	2,727
Unrealized gain for change in fair value of interest rate swap	-	(72)	(155)
Deferred income taxes	3,316	4,212	816
Finance receivable originations	(354,328)	(311,249)	(283,626)
Finance receivable collections	200,697	188,840	169,902
Accrued interest on finance receivables	(295)	(172)	(183)
Inventory	33,495	26,408	18,740
Accounts payable and accrued liabilities	1,482	1,302	3,402
Deferred payment protection plan revenue	1,782	734	876
Income taxes, net	(3)	(1,248)	(151)
Other	189	(898)	455
Total	11,696	16,864	8,117

Investing activities:
Purchase of property and equipment	(4,452)	(4,801)	(6,465)
Proceeds from sale of property and equipment	17	8	1,020
Total	(4,435)	(4,793)	(5,445)

Financing activities:
Debt facilities, net	30,361	8,773	8,927
Change in cash overdrafts	128	(610)	(1,046)
Purchase of common stock	(39,367)	(20,347)	(10,857)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	1,710	108	444
Total	(7,208)	(12,116)	(2,572)

Increase (decrease) in Cash	$53	$(45)	$100

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

Cash flows from operations in fiscal 2012 compared to fiscal 2011 were positively impacted by (i) higher sales volumes and increased interest income, (ii) inventory acquired in both repossessions and payment protections plan claims, (iii) an increase in the change of accounts payable and accrued liabilities, offset by the net effect of other components of the change in finance receivables including originations and collections.  Finance receivables, net, increased by $28.9 million during fiscal 2012.

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

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payment must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices and terms over the last few years. Management does expect continuing increases in vehicle purchase costs on a going-forward basis. The Company has experienced recent increases in average vehicle purchase costs which can be attributed to the continuing tight supply of vehicles. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages in the 42% range in the near term and overall contract terms increasing somewhat mitigated to an extent by software and operational changes which have recently been made in an effort to keep terms as short as possible.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2012, the Company leased approximately 79% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under the Agreement allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At April 30, 2012, the Company had $276,000 of cash on hand and an additional $47 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in March 2015 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2012, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$77,900	$-	$77,900	$-	$-
Operating leases	36,926	4,214	8,159	7,830	16,723

Total	$114,826	$4,214	$86,059	$7,830	$16,723

The above excludes estimated interest payments on the Company’s revolving line of credit.  The $36.9 million of operating lease commitments includes $7.8 million of non-cancelable lease commitments under the primary lease terms, and $29.1 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 79% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2012, 2011 and 2010, rent expense for all operating leases amounted to approximately $4.2 million, $3.7 million and $3.5 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation and a deferred tax liability has been recorded for this timing difference.   The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 230 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has had a preliminary conference with the Appeals Office and the matter continues to be under review and discussion.  The Company does not have a reserve for this issue and believes none is necessary as the issue is timing in nature and if the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The IRS is currently auditing the 2009 and 2010 federal income tax returns for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2012.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables.  At April 30, 2012, the weighted average total contract term was 28.1 months with 20.3 months remaining. The reserve amount in the allowance for credit losses at April 30, 2012, $65.8 million, was 21.5% of the principal balance in Finance receivables of $316.9 million, less unearned payment protection plan revenue of $10.7 million. Based on the analysis discussed below and strong and consistent credit results the past several years, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at April 30, 2011.  The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 10.7 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.2 million.

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

Fair Value Measurement   In May 2011, the FASB issued an update to for fair value measurements and amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update will be effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company does not expect this update to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has historically had exposure to changes in the federal primary credit rate and has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes but has in the past entered into an interest rate swap agreement to manage interest rate risk.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $77.9 million outstanding at April 30, 2012. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $779,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At April 30, 2012, approximately 44% of the Company’s finance receivables were originated in Arkansas.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2012 and 2011

Consolidated Statements of Operations for the years ended April 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended April 30, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended April 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2012 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 14, 2012

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2012	April 30, 2011
Assets:
Cash and cash equivalents	$276	$223
Accrued interest on finance receivables	1,428	1,133
Finance receivables, net	251,103	222,305
Inventory	27,242	23,595
Prepaid expenses and other assets	1,545	2,046
Income taxes receivable, net	1,444	1,220
Goodwill	355	355
Property and equipment, net	27,547	25,532

Total Assets	$310,940	$276,409

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$7,352	$7,742
Deferred payment protection plan revenue	10,745	8,963
Accrued liabilities	13,349	11,349
Deferred tax liabilities, net	16,721	13,405
Revolving credit facilities	77,900	47,539
Total liabilities	126,067	88,998

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,371,167 and 12,276,658 issued at April 30, 2012 and 2011, respectively, of which 9,378,346 and 10,496,628 were outstanding at April 30, 2012 and 2011, respectively	124	123
Additional paid-in capital	50,357	46,476
Retained earnings	211,134	178,187
Less: Treasury stock, at cost, 2,992,821 shares (1,780,030 at April 30, 2011)	(77,242)	(37,875)
Total stockholders' equity	184,373	186,911
Non-controlling interest	100	100
Total equity	184,473	187,011

Total Liabilities, mezzanine equity and equity	$310,940	$276,409

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2012	2011	2010
Revenues:
Sales	$386,857	$341,859	$308,756
Interest and other income	43,320	37,392	30,174

Total revenues	430,177	379,251	338,930

Costs and expenses:
Cost of sales, excluding depreciation shown below	223,392	195,985	173,106
Selling, general and administrative	67,663	62,141	57,207
Provision for credit losses	81,638	70,964	62,277
Loss on prepayment of debt	-	507	-
Interest expense	2,285	2,625	2,319
Depreciation and amortization	2,329	1,928	1,694
Loss on disposal of property and equipment	91	55	375

Total costs and expenses	377,398	334,205	296,978

Income before taxes	52,779	45,046	41,952

Provision for income taxes	19,792	16,831	15,113

Net income	$32,987	$28,215	$26,839

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$32,947	$28,175	$26,799

Earnings per share:
Basic	$3.36	$2.59	$2.29
Diluted	$3.24	$2.54	$2.27

Weighted average number of shares outstanding:
Basic	9,793,616	10,861,403	11,681,880
Diluted	10,156,355	11,088,243	11,815,629

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2012	2011	2010
Net income	$32,987	$28,215	$26,839
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	81,638	70,964	62,277
Losses on claims for payment protection plan	6,053	4,927	4,504
Depreciation and amortization	2,329	1,928	1,694
Amortization of debt issuance costs	182	88	-
Loss on sale of property and equipment	91	55	375
Allowance related to acquisition of business, net change	-	-	(70)
Stock based compensation	2,172	2,885	2,727
Unrealized gain for change in fair value of interest rate swap	-	(72)	(155)
Deferred income taxes	3,316	4,212	816
Change in operating assets and liabilities:
Finance receivable originations	(354,328)	(311,249)	(283,626)
Finance receivable collections	200,697	188,840	169,902
Accrued interest on finance receivables	(295)	(172)	(183)
Inventory	33,495	26,408	18,740
Prepaid expenses and other assets	319	(958)	284
Accounts payable and accrued liabilities	1,482	1,302	3,402
Deferred payment protection plan revenue	1,782	734	876
Income taxes, net	(3)	(1,248)	(151)
Excess tax benefit from share-based payments	(221)	5	(134)
Net cash provided by operating activities	11,696	16,864	8,117

Investing Activities:
Purchase of property and equipment	(4,452)	(4,801)	(6,465)
Proceeds from sale of property and equipment	17	8	1,020
Net cash used in investing activities	(4,435)	(4,793)	(5,445)

Financing Activities:
Exercise of stock options and warrants	1,371	-	200
Excess tax benefits from stock based compensation	221	5	134
Issuance of common stock	118	103	110
Purchase of common stock	(39,367)	(20,347)	(10,857)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(306)	(530)	-
Change in cash overdrafts	128	(610)	(1,046)
Principal payments on note payable	-	(6,822)	(2,106)
Proceeds from revolving credit facilities	324,853	149,967	122,462
Payments on revolving credit facilities	(294,186)	(133,842)	(111,429)
Net cash used in financing activities	(7,208)	(12,116)	(2,572)

Increase (decrease) in cash and cash equivalents	53	(45)	100
Cash and cash equivalents, beginning of period	223	268	168

Cash and cash equivalents, end of period	$276	$223	$268

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2012, 2011 and 2010

			Additional			Non
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2009	12,228,465	$122	$40,313	$123,213	$(6,671)	$100	$157,077

Issuance of common stock	5,426	-	110	-	-	-	110
Stock options/warrants exercised	11,250	-	200	-	-	-	200
Purchase of 431,846 treasury shares	-	-	-	-	(10,857)	-	(10,857)
Tax benefit of options exercised	-	-	134	-	-	-	134
Stock based compensation	23,666	1	2,726	-	-	-	2,727
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	26,839	-	-	26,839

Balance at April 30, 2010	12,268,807	$123	$43,483	$150,012	$(17,528)	$100	$176,190

Issuance of common stock	4,851	-	103	-	-	-	103
Purchase of 848,900 treasury shares	-	-	-	-	(20,347)	-	(20,347)
Tax benefit of restricted stock vested	-	-	5	-	-	-	5
Stock based compensation	3,000	-	2,885	-	-	-	2,885
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	28,215	-	-	28,215

Balance at April 30, 2011	12,276,658	$123	$46,476	$178,187	$(37,875)	$100	$187,011

Issuance of common stock	3,862	-	118	-	-	-	118
Stock options exercised	88,647	1	1,370				1,371
Purchase of 1,212,791 treasury shares	-	-	-	-	(39,367)	-	(39,367)
Tax benefit of restricted stock vested	-	-	221	-	-	-	221
Stock based compensation	2,000	-	2,172	-	-	-	2,172
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,987	-	-	32,987

Balance at April 30, 2012	12,371,167	$124	$50,357	$211,134	$(77,242)	$100	$184,473

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2012, the Company operated 114 dealerships located primarily in small cities throughout the South-Central United States.

B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance.  The Company operates in the Integrated Auto Sales and Finance segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry.  In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates all have similar characteristics.  Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics.  As such, individual dealerships have been aggregated into one reportable segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  Significant estimates include, but are not limited to, the Company’s allowance for credit losses.

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 43% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in March 2015.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under the Agreement allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.4 million and $1.1 million at April 30, 2012 and 2011, respectively), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2012 4.1% of the Company’s finance receivable balances were 30 days or more past due compared to 2.9% at April 30, 2011.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 10.7 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.2 million.

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2012 or 2011.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2012 or fiscal 2011.

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

Cash Overdraft

As checks are presented for payment from the Company’s primary disbursement bank account, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of its revolving credit facilities.  Any cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2009.

In fiscal 2010, the Internal Revenue Service (“IRS”) completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS has questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the Internal Revenue Code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue is timing in nature and does not affect the overall tax provision, but affects the timing of required tax payments.

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has had a preliminary conference with the Appeals Office and the matter continues to be under review and discussion.  The Company does not have a reserve for this issue and believes none is necessary as the issue is timing in nature and if the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The IRS is currently auditing the 2009 and 2010 federal income tax returns for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2012 and 2011, respectively.

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

Sales consist of the following for the years ended April 30, 2012, 2011 and 2010:

	Years Ended April 30,
(In thousands)	2012	2011	2010

Sales – used autos	$340,368	$300,107	$273,584
Wholesales – third party	21,910	19,601	14,568
Service contract sales	13,451	12,042	11,452
Payment protection plan revenue	11,128	10,109	9,152

Total	$386,857	$341,859	$308,756

At April 30, 2012 and 2011, finance receivables more than 90 days past due were approximately $656,000 and $198,000, respectively. Late fee revenues totaled approximately $1.7 million, $1.7 million and $1.8 million for the fiscal years ended 2012, 2011 and 2010, respectively.  Late fee revenue is recognized when collected and is reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $3.5 million, $3.4 million and $2.9 million for the years ended April 30, 2012, 2011 and 2010, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $236,000, $201,000, and $171,000 to the plans for the years ended April 30, 2012, 2011 and 2010, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2012, 2011 and 2010 were not material. A total of 200,000 shares were registered and 171,779 remain available for issuance at April 30, 2012.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and non-vested restricted stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

Treasury Stock

The Company purchased 1,212,791, 848,900, and 431,846 shares of its common stock to be held as treasury stock for a total cost of $39.4 million, $20.3 million and $10.9 million during the years ended April 30, 2012, 2011 and 2010, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

Fair Value Measurement   In May 2011, the FASB issued an update to fair value measurements and amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This update will be effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company does not expect this update to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The components of finance receivables as of April 30, 2012 and 2011 are as follows:

	Years Ended April 30,
(In thousands)	2012	2011

Gross contract amount	$359,364	$317,956
Less unearned finance charges	(42,430)	(35,478)
Principal balance	316,934	282,478
Less allowance for credit losses	(65,831)	(60,173)

Finance receivables, net	$251,103	$222,305

Changes in the finance receivables, net for the years ended April 30, 2012, 2011 and 2010 are as follows:

	Years Ended April 30,
(In thousands)	2012	2011	2010

Balance at beginning of period	$222,305	$205,423	$182,041
Finance receivable originations	354,328	311,249	283,626
Finance receivables from acquisition of business	-	-	70
Finance receivable collections	(200,697)	(188,840)	(169,902)
Provision for credit losses	(81,638)	(70,964)	(62,277)
Losses on claims for payment protection plan	(6,053)	(4,927)	(4,504)
Inventory acquired in repossession and payment protection plan claims	(37,142)	(29,636)	(23,631)

Balance at end of period	$251,103	$222,305	$205,423

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2012, 2011 and 2010 are as follows:

	Years Ended April 30,
(In thousands)	2012	2011	2010

Balance at beginning of period	$60,173	$55,628	$49,310
Provision for credit losses	81,638	70,964	62,277
Allowance related to acquisition of business, net change	-	-	(70)
Charge-offs, net of recovered collateral	(75,980)	(66,419)	(55,889)

Balance at end of period	$65,831	$60,173	$55,628

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for the three fiscal years ending April 30, 2012.  In fiscal 2012 the increase was partially offset by a decrease in the allowance percentage from 22% to 21.5% (a $1.5 million effect), based on the overall quality of the portfolio at April 30, 2012 and several consecutive years of good credit results.   In fiscal 2010, the increases were tempered to an extent by the lower relative charge-off amount, but higher charge-offs in fiscal 2011 had the effect of increasing additions to the allowance charged to the provision.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were slightly lower but fairly consistent between years limiting somewhat the required additions to the allowance.  Overall principal dollars collected and the average principal dollars collected per account in fiscal 2012 increased over fiscal 2011.        Delinquencies greater than 30 days increased to 4.1% for April 30, 2012 compared to 2.9% at April 30, 2011.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during fiscal 2012, the Company is focused on continuing operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most of the Company’s customers were positive as related to credit results when compared to the prior years.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2012		April 30, 2011

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$262,325	82.77%	$243,266	86.12%
3 - 29 days past due	41,508	13.10%	30,975	10.97%
30 - 60 days past due	8,818	2.78%	6,003	2.13%
61 - 90 days past due	3,627	1.14%	2,036	0.72%
> 90 days past due	656	0.21%	198	0.07%
Total	$316,934	100.00%	$282,478	100.00%

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

	Years Ended April 30,
	2012	2011

Principal collected as a percent of average finance receivables	65.6%	68.5%
Average down-payment percentage	7.0%	7.2%

	April 30, 2012	April 30, 2011

Average originating contract term (in months)	26.8	26.3
Portfolio weighted average contract term, including modifications (in months)	28.1	27.3

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to the higher average portfolio interest rate and slightly longer average contract term, together with a slight increase in contract modifications as well as the fact that the overall portfolio is younger when compared to this time last year.  The Company did modify a higher number of accounts during fiscal 2012 and had more delinquent accounts on average as management worked with customers experiencing delays with income tax refunds during the end of the third quarter and throughout the fourth quarter.  The Company schedules special payments during tax refund time as a significant number of customers receive income tax refunds.  These special payments assist in efforts to keep payments affordable and terms short.   The increases in contract terms are primarily related to the increased average selling price and efforts to keep payments affordable for customers.

D - Property and Equipment

A summary of property and equipment is as follows:

	April 30,
(In thousands)	2012	2011

Land	$6,079	$6,079
Buildings and improvements	10,275	9,947
Furniture, fixtures and equipment	8,904	7,618
Leasehold improvements	12,368	10,063
Construction in progress	1,063	732
Less accumulated depreciation and amortization	(11,142)	(8,907)

	$27,547	$25,532

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

	April 30,
(In thousands)	2012	2011

Compensation	$5,063	$4,203
Cash Overdraft (see Note B)	128	-
Deferred service contract revenue (see Note B)	3,036	2,970
Deferred sales tax (see Note B)	1,785	1,684
Interest	185	117
Other	3,152	2,375

	$13,349	$11,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2012	April 30, 2011

Revolving credit facilities	$125.0 million	LIBOR + 2.5%	March 2015	$77,900	$-
Revolving credit facilities	$90.0 million	Prime +/-	November 2013	$-	$47,539
		(2.74% at April 30, 2012 and 3.0% at April 30, 2011)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  The Credit Facilities expire in March 2015.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Agreement is generally LIBOR plus 2.5%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   The Company was in compliance with the covenants at April 30, 2012.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2012, the Company had additional availability of $47 million under the new revolving credit facilities.

In connection with the amendment to the credit facilities in March, 2012 the Company incurred debt issuance costs of $306,000 and in connection with the refinancing of the revolving credit facilities in November, 2010, the Company incurred debt issuance costs of $530,000.  The debt issuance costs were deferred and will be amortized over the life of the new agreements.  The Company recognized $182,000 and $88,000 of amortization in fiscal 2012 and 2011, respectively, related to the debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statement of Operations.

The Company incurred a yield maintenance fee of $507,000 associated with the early payoff of the term loan in November 2010.  This amount is reflected in the fiscal 2011 operating results in loss on prepayment of debt.

Interest Rate Swap Agreement

In fiscal 2011 and 2010, the Company had an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement was set to mature on May 31, 2013 and provided that the Company would pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00%.  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt; however, due to unfavorable interest rate movements, the Company terminated the interest rate swap agreement in April 2011 for $1.3 million.  The interest rate swap agreement was not designated as a hedge by Company management; therefore, the gain (loss) of the Agreement is reported in earnings. The net income for the Agreement reported in earnings as interest expense was $72,000 and $155,000 for the years ended April 30, 2011 and 2010, respectively.  The interest on the credit facilities, the net settlements under the interest rate swap and the changes in the fair value of the agreement, were all reflected in interest expense in the Company’s Consolidated Statement of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2012 and 2011:

	April 30, 2012		April 30, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$276	$276	$223	$223
Finance receivables, net	251,103	198,084	222,305	176,549
Accounts payable	7,352	7,352	7,742	7,742
Revolving credit facilities	77,900	77,900	47,539	47,539

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at April 30, 2012, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2012	2011	2010
Provision for income taxes
Current	$16,476	$12,619	$14,297
Deferred	3,316	4,212	816

	$19,792	$16,831	$15,113

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2012	2011	2010

Tax provision at statutory rate	$18,473	$15,766	$14,264
State taxes, net of federal benefit	1,125	980	876
Other, net	194	85	(27)

	$19,792	$16,831	$15,113

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows:

	April 30,
(In thousands)	2012	2011

Deferred tax liabilities related to:
Finance receivables	$20,122	$17,690
Property and equipment	2,211	1,627
Total	22,333	19,317

Deferred tax assets related to:
Accrued liabilities	1,330	2,362
Inventory	145	124
Share based compensation	3,691	2,974
Payment protection plan	446	452
Total	5,612	5,912

Deferred tax liabilities, net	$16,721	$13,405

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2012, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2012	2011	2010

Weighted average shares outstanding - basic	9,793,616	10,861,403	11,681,880
Dilutive options, warrants and restricted stock	362,739	226,840	133,749

Weighted average shares outstanding - diluted	10,156,355	11,088,243	11,815,629

Antidilutive securities not included:
Options	27,500	556,000	357,675

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock-based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At April 30, 2012, there are 680,250 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The Company recorded total stock-based compensation expense for all plans of $2.2 million ($1.4 million after tax effects) and $2.9 million ($1.8 million after tax effects) for the year ended April 30, 2012 and 2011, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  Options granted under the Company’s stock option plans expire in the calendar years 2013 through 2022.

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	March 27, 2022
Shares available for grant at April 30, 2012	-	432,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2012	April 30, 2011	April 30, 2010
Expected terms (years)	5.0	5.0	5.0
Risk-free interest rate	1.48%	1.80%	2.07%
Volatility	50%	50%	54%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2009 to April 30, 2012:

	Number of Shares	Exercise Price per Share	Proceeds on Exercise	Weighted Average Exercise Price per Share

Outstanding at April 30, 2009	526,647	$3.67 to $ 23.75	$7,169,018	$13.61

Granted	595,000	$21.14 to $ 24.47	14,396,700	24.20
Exercised	(11,250)	$13.37 to $ 21.14	(200,138)	17.79

Outstanding at April 30, 2010	1,110,397	$6.59 to $ 24.47	$21,365,580	$19.24

Granted	23,750	$22.87	543,163	22.87
Expired	(1,000)	$11.62	(11,620)	11.62

Outstanding at April 30, 2011	1,133,147	$6.59 to $ 24.47	$21,897,123	$19.32

Granted	73,750	$24.69 to $ 45.72	2,354,838	31.93
Exercised	(88,647)	$6.59 to $ 24.69	(1,370,207)	15.46

Outstanding at April 30, 2012	1,118,250	$11.83 to $ 45.72	$22,881,754	$20.46

Stock option compensation expense on a pre-tax basis was $2.0 million ($1.3 million after tax effects) and $2.7 million ($1.7 million after tax effects) and $2.5 million ($1.6 million after tax effects) for the years ended April 30, 2012, 2011 and 2010, respectively.  As of April 30, 2012, the Company had $2.3 million of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 1.17 years.

The grant-date fair value of all options granted during fiscal 2012, 2011 and 2010 was $1.0 million, $244,000 and $6.9 million respectively. The options were granted at fair market value on date of grant.  Generally options vest after three years, except for options issued to directors which are immediately vested at date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2012 and 2011 was $28.5 million and $5.8 million, respectively.

The Company received cash from options exercised of $1.4 million and $200,000 in fiscal years 2012 and 2010, respectively.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $1.5 million and $85,000 in fiscal years 2012 and 2010, respectively.  There were no options exercised in fiscal 2011.

As of April 30, 2012 there were 680,250 vested and exercisable stock options outstanding with a weighted average remaining contractual life of 5.98 years and a weighted average exercise price of $17.25.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at April 30, 2011	29,000	$22.79

Shares granted	-	-
Shares vested	2,000	19.06

Unvested Shares at April 30, 2012	27,000	$23.07

During the fiscal year 2010, 10,000 restricted shares were granted with a fair value of $19.06 per share and 20,000 restricted shares were granted with a fair value of $24.47 per share, the market prices of the Company’s stock on the grant dates.

The fair value at vesting for awards under the stock incentive plan was $92,000, $76,000 and $624,000 in fiscal 2012, 2011 and 2010, respectively.

 A total of 187,027 shares remain available for award at April 30, 2012.

The Company recorded compensation cost of $137,000 ($86,000 after tax effects), $188,000 ($118,000 after tax effects) and $220,000 ($141,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2012, 2011 and 2010, respectively.  As of April 30, 2012 the Company had $317,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.49 years.

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2012 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2013	$4,214
2014	4,085
2015	4,074
2016	3,971
2017	3,859
Thereafter	16,723

$36,926

The $36.9 million of lease commitments includes $7.8 million of non-cancelable lease commitments under the primary lease terms, and $29.1 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2012, 2011 and 2010, rent expense for all operating leases amounted to approximately $4.2 million, $3.7 million, and $3.5 million, respectively.

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code (“IRC”) as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference.  The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 230 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

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

By letter dated April 2, 2010, the IRS delivered to the Company a revenue agent’s report, which proposes an adjustment for the items discussed above as well as interest.  The Company intends to vigorously defend its position, and on April 23, 2010, the Company filed an administrative protest with the Appeals Office of the IRS.  The protest disputes the income tax changes proposed by the IRS and requests a conference with a representative of the Appeals Office.  The Company has had a preliminary conference with the Appeals Office and the matter continues to be under review and discussion.  The Company does not have a reserve for this issue and believes none is necessary as the issue is timing in nature and if the matter is not resolved in the Appeals Office, and if the IRS intends to pursue its position, the Company fully intends to ask an appropriate court to consider the issue.

The IRS is currently auditing the 2009 and 2010 federal income tax returns for the Company.

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2012, 2011 and 2010 are as follows:

	Years Ended April 30,
(in thousands)	2012	2011	2010
Supplemental disclosures:
Interest paid	$2,218	$2,727	$2,293
Income taxes paid, net	16,479	13,857	14,453

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	37,142	29,636	23,631

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2012 and 2011 is as follows (in thousands, except per share information):

	Year Ended April 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$100,524	$110,807	$105,365	$113,481	$430,177
Gross profit	38,762	42,321	39,659	42,723	163,465
Net income	8,282	7,760	7,304	9,641	32,987
Net income attributable to common stockholders	8,272	7,750	7,294	9,631	32,947
Earnings per share:
Basic	0.81	0.79	0.76	1.01	3.36
Diluted	0.78	0.77	0.73	0.97	3.24

	Year Ended April 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$91,460	$91,835	$92,569	$103,387	$379,251
Gross profit	36,169	35,342	34,621	39,742	145,874
Net income	7,965	6,189	5,688	8,373	28,215
Net income attributable to common stockholders	7,955	6,179	5,678	8,363	28,175
Earnings per share:
Basic	0.71	0.57	0.53	0.79	2.59
Diluted	0.70	0.56	0.52	0.78	2.54

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2012.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2012. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited America’s Car-Mart, Inc. and subsidiaries’ (a Texas corporation) internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). America’s Car-Mart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on America’s Car-Mart, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, America’s Car-Mart, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended April 30, 2012 and our report dated June 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 14, 2012

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in September 2012 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2012 and 2011

Consolidated Statements of Operations for the years ended April 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended April 30, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended April 30, 2012, 2011 and 2010

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

AMERICA’S CAR-MART, INC.

Dated: June 14, 2012	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	*	President, Chief Executive Officer,	June 14, 2012
	William H. Henderson	and Director
(Principal Executive Officer)

	*	Vice President Finance,	June 14, 2012
	Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

	*	Lead Director	June 14, 2012
J. David Simmons

	*	Director	June 14, 2012
Daniel J. Englander

	*	Director	June 14, 2012
William M. Sams

	*	Director	June 14, 2012
Robert Cameron Smith

* By	/s/ Jeffrey A. Williams
Jeffrey A. Williams As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

Exhibit Number	Description of Exhibit

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

4.2
Amended and Restated Loan and Security Agreement dated March 9, 2012, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.3
Colonial Second Amended and Restated Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender.  (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.4
Colonial Second Amended and Restated Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender.  (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.5
Colonial Second Amended and Restated Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender.  (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.6
Colonial Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender.  (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.7
Colonial Second Amended and Restated Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender.  (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.8
ACM-TCM Amended and Restated Revolver Note dated March 9, 2012 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender.  (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.9
ACM-TCM Amended and Restated Revolver Note dated March 9, 2012 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender.  (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

Exhibit Number	Description of Exhibit

4.10
ACM-TCM Amended and Restated Revolver Note dated March 9, 2012 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, as Lender.  (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.11
ACM-TCM Revolver Note dated March 9, 2012 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of First Tennessee Bank, as Lender.  (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.12
ACM-TCM Amended and Restated Revolver Note dated March 9, 2012 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender.  (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.13
Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of America, N.A. as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.14
Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of America, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.15
Amended and Restated Continuing Guaranty dated as of March 9, 2012, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of America, N.A., as Agent for the Lenders.  (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.16
Amended and Restated Security Agreement dated as of March 9, 2012, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Agent for Lenders.  (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.17
Amended and Restated Security Agreement dated as of March 9, 2012, by and among America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Agent for Lenders.  (Incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

4.18
Amended and Restated Security Agreement dated as of March 9, 2012, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Agent for Lenders.  (Incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012)

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475)

Exhibit Number	Description of Exhibit

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

10.2.1*
Amendment to 2005 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 filed with the SEC on December 11, 2006 (File No. 000-14939))

10.2.2*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.2.3*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2009)

10.3*
Form of Indemnification Agreement between the Company and certain officers and directors of the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (File No. 000-14939))

10.4*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.4.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2009.)

10.5*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Eddie L. Hight.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.5.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Eddie L. Hight.   (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2009.)

10.6*
Employment Agreement, dated May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.6.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2009.)

10.7*	2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

Exhibit Number	Description of Exhibit

10.8*	Amendment to 2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 27, 2010)

10.9*
Form of Option Agreement for 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney of William H. Henderson.

24.2	Power of Attorney of J. David Simmons.

24.3	Power of Attorney of William M. Sams.

24.4	Power of Attorney of Daniel J. Englander.

24.5	Power of Attorney of Robert Cameron Smith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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