Form 10-Q
period 2012-07-31
AMERICAS CARMART INC
filed 2012-09-06
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 6, 2012
Common stock, par value $.01 per share	9,092,492

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	July 31, 2012	April 30, 2012
Assets:
Cash and cash equivalents	$199	$276
Accrued interest on finance receivables	1,581	1,428
Finance receivables, net	261,430	251,103
Inventory	27,871	27,242
Prepaid expenses and other assets	1,358	1,545
Income taxes receivable, net	-	1,444
Goodwill	355	355
Property and equipment, net	27,810	27,547

Total Assets	$320,604	$310,940

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$7,267	$7,352
Deferred payment protection plan revenue	11,302	10,745
Accrued liabilities	13,532	13,349
Income taxes payable, net	1,857	-
Deferred tax liabilities, net	16,998	16,721
Revolving credit facilities	85,208	77,900
Total liabilities	136,164	126,067

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,373,264 and 12,371,167 issued at July 31, 2012 and April 30, 2012, respectively, of which 9,164,597 and 9,378,346 were outstanding at July 31, 2012 and April 30, 2012, respectively	124	124
Additional paid-in capital	51,233	50,357
Retained earnings	219,242	211,134
Less: Treasury stock, at cost, 3,208 667 and 2,992,821 shares at July 31, 2012 and April 30, 2012, respectively	(86,659)	(77,242)
Total stockholders' equity	183,940	184,373
Non-controlling interest	100	100
Total equity	184,040	184,473

Total Liabilities, Mezzanine equity and Equity	$320,604	$310,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	July 31,
	2012	2011
Revenues:
Sales	$98,297	$90,324
Interest income	11,703	10,200

Total revenue	110,000	100,524

Costs and expenses:
Cost of sales, excluding depreciation shown below	56,185	51,562
Selling, general and administrative	17,856	16,198
Provision for credit losses	21,663	18,534
Interest expense	653	442
Depreciation and amortization	662	538
Total costs and expenses	97,019	87,274

Income before taxes	12,981	13,250

Provision for income taxes	4,863	4,968

Net income	$8,118	$8,282

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$8,108	$8,272

Earnings per share:
Basic	$0.87	$0.81
Diluted	$0.83	$0.78

Weighted average number of shares outstanding:
Basic	9,304,743	10,271,359
Diluted	9,752,069	10,579,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended
	July 31,
Operating activities:	2012	2011
Net income	$8,118	$8,282
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	21,663	18,534
Losses on claims for payment protection plan	1,484	1,336
Depreciation and amortization	662	538
Amortization of debt issuance costs	46	44
Stock based compensation	807	731
Deferred income taxes	277	247
Change in operating assets and liabilities:
Finance receivable originations	(90,953)	(82,903)
Finance receivable collections	48,279	45,815
Accrued interest on finance receivables	(153)	(242)
Inventory	8,571	4,903
Prepaid expenses and other assets	141	(136)
Accounts payable and accrued liabilities	(1,615)	(1,717)
Deferred payment protection plan revenue	557	301
Income taxes, net	3,301	5,510
Net cash provided by operating activities	1,185	1,243

Investing Activities:
Purchase of property and equipment	(925)	(734)
Net cash used in investing activities	(925)	(734)

Financing Activities:
Exercise of stock options and warrants	-	1
Issuance of common stock	69	53
Purchase of common stock	(9,417)	(11,096)
Dividend payments	(10)	(10)
Change in cash overdrafts	1,713	601
Proceeds from revolving credit facilities	77,420	74,887
Payments on revolving credit facilities	(70,112)	(64,949)
Net cash used in financing activities	(337)	(513)

Decrease in cash and cash equivalents	(77)	(4)
Cash and cash equivalents, beginning of period	276	223

Cash and cash equivalents, end of period	$199	$219

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2012, the Company operated 116 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 41% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.6 million at July 31, 2012 and $1.4 million at April 30, 2012), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2012 and 2011, 4.0% of the Company’s finance receivable balances were 30 days or more past due.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2012 or April 30, 2012.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If the qualitative factors indicate impairment then additional tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2012, and to date, there has been none in fiscal 2013.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2009.

In fiscal 2010, the Internal Revenue Service (“IRS”) completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS had questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRS code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue was timing in nature and did not affect the overall tax provision, but affected the timing of required tax payments.

Subsequent to the end of the first quarter of fiscal 2013, the Company received a proposed negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009. The proposed settlement would result in additional taxable income and a resulting tax payment for the exam period. The additional income was timing in nature and would result in a corresponding tax deduction and resulting refund for fiscal year 2010. Under the proposed settlement the Company would pay an immaterial amount of interest to the IRS related to the additional tax payment. The settlement is pending final approval within the IRS processes.

The IRS is currently auditing the federal income tax returns for fiscal years 2010 and 2011 for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2012 or April 30, 2012.

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

Sales consist of the following:

	Three Months Ended:
	July 31,
(In thousands)	2012	2011

Sales – used autos	$86,884	$79,574
Wholesales – third party	4,835	4,894
Service contract sales	3,524	3,192
Payment protection plan revenue	3,054	2,664

Total	$98,297	$90,324

Late fee revenues were approximately $461,000 and $394,000 for the three months ended July 31, 2012 and 2011, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $638,000 and $361,000 at July 31, 2012 and 2011, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and restricted stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

Treasury Stock

The Company purchased 215,846 shares of its common stock during the first three months of fiscal 2013 for a total cost of $9.4 million and 388,520 shares for a total cost of $11.1 million during the first three months of fiscal 2012.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Goodwill.  In September 2011, the FASB adopted an update regarding testing goodwill and other intangibles for impairment.  The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company implemented this update for its fiscal year beginning May 1, 2012.  This update did not have a material impact on the Company’s financial statements.

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

(In thousands)	July 31, 2012	April 30, 2012

Gross contract amount	$374,014	$359,364
Less unearned finance charges	(44,079)	(42,430)
Principal balance	329,935	316,934
Less allowance for credit losses	(68,505)	(65,831)

Finance receivables, net	$261,430	$251,103

Changes in the finance receivables, net for the three months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended July 31,
(In thousands)	2012	2011

Balance at beginning of period	$251,103	$222,305
Finance receivable originations	90,953	82,903
Finance receivable collections	(48,279)	(45,815)
Provision for credit losses	(21,663)	(18,534)
Losses on claims for payment protection plan	(1,484)	(1,336)
Inventory acquired in repossession and payment protection plan claims	(9,200)	(7,872)

Balance at end of period	$261,430	$231,651

Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2012 and 2011 are as follows:

	Three Months Ended July 31,
(In thousands)	2012	2011

Balance at beginning of period	$65,831	$60,173
Provision for credit losses	21,663	18,534
Charge-offs, net of recovered collateral	(18,989)	(15,983)

Balance at end of period	$68,505	$62,724

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs for the first three months of fiscal 2013 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 0.3% to 5.9% for the first three months ended July 31, 2012 compared to 5.6% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first three months of fiscal 2013, partially offset by a decrease in the allowance percentage from 22% at July 31, 2011 to 21.5% at July 31, 2012.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 14.9% for the quarter ended July 31, 2012 compared to 15.9% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term and the increased average interest rate in the first quarter of fiscal 2013 as compared to the first quarter of the prior year.  Delinquencies greater than 30 days remained constant at 4.0% for July 31, 2012 and July 31, 2011.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during the first three months of fiscal 2013, the Company is focused on continuing operational improvements within the collections area as well as market share gains which can be a positive factor in the Company’s collection efforts.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2012		April 30, 2012		July 31, 2011

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$259,012	78.50%	$262,325	82.77%	$245,280	83.32%
3 - 29 days past due	57,575	17.45%	41,508	13.10%	37,230	12.65%
30 - 60 days past due	9,968	3.02%	8,818	2.78%	9,265	3.15%
61 - 90 days past due	2,742	0.83%	3,627	1.14%	2,239	0.76%
> 90 days past due	638	0.20%	656	0.21%	361	0.12%
Total	$329,935	100.00%	$316,934	100.00%	$294,375	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.  The increase in the 3-29 days past due percentage is primarily the result of the current quarter ending on a Tuesday this year compared to a Sunday for the prior year period.

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

	Three Months Ended July 31,
	2012	2011

Principal collected as a percent of average finance receivables	14.9%	15.9%
Average down-payment percentage	7.2%	7.3%

	July 31, 2012	July 31, 2011
Average originating contract term (in months)	26.7	26.4
Portfolio weighted average contract term, including modifications (in months)	28.1	27.4

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to the longer average contract term, together with an increase in contract modifications as well as the higher average interest rate within the portfolio when compared to this time last year.  The increases in contract term are primarily related to recent increases in the average selling price and our efforts to keep payments affordable for our customers.  The Company has seen average selling price decreases in its most recent quarters but over the last several years pricing trends have resulted in higher average selling prices.

D – Property and Equipment

A summary of property and equipment is as follows:

	July 31,	April 30,
(In thousands)	2012	2012

Land	$6,079	$6,079
Buildings and improvements	10,311	10,275
Furniture, fixtures and equipment	9,218	8,904
Leasehold improvements	13,526	12,368
Construction in progress	479	1,063
Less accumulated depreciation and amortization	(11,803)	(11,142)
	$27,810	$27,547

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

	July 31,	April 30,
(In thousands)	2012	2012

Compensation	$3,519	$5,063
Cash overdraft (see Note B)	1,841	128
Deferred service contract revenue (see Note B)	3,110	3,036
Deferred sales tax (see Note B)	1,984	1,785
Interest	203	185
Other	2,875	3,152
	$13,532	$13,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2012	April 30, 2012

Revolving credit facilities	$125,000	LIBOR + 2.5%	March 2015	$85,208	$77,900
		(2.75% at July 31, 2012 and 2.74% at April 30, 2012)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  The Credit Facilities expire in March 2015.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Agreement is generally LIBOR plus 2.5%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   The Company was in compliance with the covenants at July 31, 2012.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2012, the Company had additional availability of $39.8 million under the revolving credit facilities.

The Company recognized $46,000 and $44,000 of amortization for the three months ended July 31, 2012 and July 31, 2011, respectively related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statement of Operations.

The Company has made reclassifications to certain prior year amounts in the accompanying Condensed Consolidated Statement of Cash Flows to conform to the fiscal 2013 presentation.  The prior year amounts related to proceeds from revolving credit facilities and payments on revolving credit facilities have been changed to reflect the gross amount of proceeds and payments in order to reflect a more meaningful disclosure of these amounts.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2012 and April 30, 2012:

	July 31, 2012		April 30, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Cash	$199	$199	$276	$276
Finance receivables, net	261,430	206,209	251,103	198,084
Accounts payable	7,267	7,267	7,352	7,352
Revolving credit facilities	85,208	85,208	77,900	77,900

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at July 31, 2012, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended:
	July 31,
	2012	2011

Weighted average shares outstanding-basic	9,304,743	10,271,359
Dilutive options and restricted stock	447,326	308,465

Weighted average shares outstanding-diluted	9,752,069	10,579,824

Antidilutive securities not included:
Options	35,000	25,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $807,000 ($504,000 after tax effects) and $731,000 ($457,000 after tax effects) for the three months ended July 31, 2012 and 2011, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 24, 2022
Shares available for grant at July 31, 2012	-	402,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2012	July 31, 2011
Expected term (years)	5.0	5.0
Risk-free interest rate	0.82%	1.77%
Volatility	50%	50%
Dividend yield	—	—

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

There were 30,000 and 48,750 options granted during the three months ended July 31, 2012 and 2011, respectively. The grant-date fair value of options granted during the three months ended July 31, 2012 and 2011 was $592,000 and $579,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $764,000 ($478,000 after tax effects) and $687,000 ($429,000 after tax effects) for the three months ended July 31, 2012 and 2011, respectively.

The aggregate intrinsic value of outstanding options at July 31, 2012 and 2011 was $28.4 million and $16.8 million.

As of July 31, 2012, the Company had $2.1 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1 year.

There were no options exercised during the first three months of fiscal 2013.  The Company received cash from 165 options exercised during the first three months of fiscal 2012 of $1,100.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.  The intrinsic value for options exercised was $5,000.

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

There were no restricted shares granted during the first three months of fiscal 2013 or fiscal 2012.  A total of 187,027 shares remained available for award at July 31, 2012. There were 27,000 unvested shares at July 31, 2012 with a weighted average grant date fair value of $23.07.

The Company recorded a compensation cost of $31,000 ($19,000 after tax effects) and $34,000 ($21,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2012 and 2011, respectively.

As of July 31, 2012, the Company has $287,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.26 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2012 or during the first three months of fiscal 2013.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2012	2011
Supplemental disclosures:
Interest paid	$665	$415
Income taxes paid (received) , net	1,286	(788)

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	9,200	7,872

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2012, the Company operated 116 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 13%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 9.4% for the first three months of fiscal 2013 compared to the same period of fiscal 2012 due primarily to a 7.8% increase in retail units sold, a 1.5% increase in average retail sales price and a 14.7% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 22.0% in fiscal 2008 (average of 21.1%). Credit losses in fiscal 2008 were 22% of sales as the Company continued to focus on operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company did experience some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  The credit losses as a percentage of sales for the first three months of fiscal 2013 were 22.0% compared to 20.5% of sales for the prior year period.  The increase was primarily due to expected higher losses at the newer dealerships as these dealerships represent a higher percentage of the total dealerships as of the end of the first quarter of fiscal 2013 versus the same period last year, along with an increase in losses for some older dealerships.

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

The Company continues to make improvements to its business practices, including better underwriting and better collection procedures in a continuing effort to improve collection results. Negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts on the front end. Corporate office personnel monitor scores and work with dealerships when the distribution of scores fall outside of prescribed thresholds.  The Company continues to invest in the corporate infrastructure within the collection area.  The Director of Collection Practices and Review provides timely oversight and more accountability on a consistent basis.  In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2012 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margin percentages.  The negative effect from wholesale sales was higher during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. For the first quarter of fiscal 2013, the gross margin as a percentage of sales was 42.8%, down slightly from 42.9% for the first quarter of fiscal 2012 but an increase from the fourth quarter fiscal 2012 gross margin percentage of sales of 41.7%.  The sequential increase is primarily due to the effect of a lower average retail sales price, improved margins on the payment protection plan and service contract products and slightly lower cost of sales expenses.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42%-43% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2012	Three Months Ended
	July 31,		vs.	July 31,
	2012	2011	2011	2012	2011

Revenues:
Sales	$98,297	$90,324	8.8%	100.0%	100.0%
Interest income	11,703	10,200	14.7	11.9	11.3
Total	110,000	100,524	9.4	111.9	111.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	56,185	51,562	9.0	57.2	57.1
Selling, general and administrative	17,856	16,198	10.2	18.2	17.9
Provision for credit losses	21,663	18,534	16.9	22.0	20.5
Interest expense	653	442	47.7	0.7	0.5
Depreciation and amortization	662	538	23.0	0.7	0.6
Total	97,019	87,274	11.2	98.7	96.6

Pretax income	$12,981	$13,250	(2.0)	13.2%	14.7%

Operating Data:
Retail units sold	9,753	9,049
Average stores in operation	115	107
Average units sold per store per month	28.3	28.2
Average retail sales price	$9,584	$9,441
Same store revenue change	5.5%	3.6%

Period End Data:
Stores open	116	107
Accounts over 30 days past due	4.0%	4.0%

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011

Revenues increased by $9.5 million, or 9.4%, for the three months ended July 31, 2012 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from dealerships that operated a full three months in both periods ($5.5 million, or 5.5%), (ii) revenue growth from dealerships opened during the three months ended July 31, 2011 ($306,000), and (iii) revenue from dealerships opened after July 31, 2011 ($3.7 million).

Cost of sales as a percentage of sales increased 0.1% to 57.2% for the three months ended July 31, 2012 from 57.1% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to the increased average selling price and slightly lower margins on the payment protection plan and service contract products.  The average retail sales price for the first quarter of fiscal 2013 decreased $200 from the fourth quarter of fiscal 2012 which contributed to the sequential increase in the overall gross margin percentage during the first quarter of fiscal 2013.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% - 43% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.2% for the three months ended July 31, 2012, an increase of 0.3% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased $1.7 million in the first quarter of fiscal 2013 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs. Many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased to 22.0% for the three months ended July 31, 2012 compared to 20.5% for the three months ended July 31, 2011.  The increase between periods was primarily related to the expected higher losses at the newer dealerships and an increase in losses for some of the older dealerships.  The Company continually pushes for improvements and better execution of its collection practices.  However, the extended negative macro-economic issues continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company has made considerable investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense for the three months ended July 31, 2012 as a percentage of sales increased to 0.7% for the three months ended July 31, 2012 compared to 0.5% for the three months ended July 31, 2011.   The increase resulted from higher average borrowings during the three months ended July 31, 2012 ($82.1 million compared to $53.8 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2012	April 30, 2012
Assets:
Finance receivables, net	$261,430	$251,103
Inventory	27,871	27,242
Property and equipment, net	27,810	27,547

Liabilities:
Accounts payable and accrued liabilities	20,799	20,701
Deferred payment protection plan revenue	11,302	10,745
Income taxes payable, net	1,857	(1,444)
Deferred tax liabilities, net	16,998	16,721
Debt facilities	85,208	77,900

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at July 31, 2012 increased slightly as compared to July 31, 2011 (28.1 months vs. 27.4 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company anticipates going forward that the growth in finance receivables will approximate overall revenue growth on an annual basis as the improvements in underwriting and collection procedures are expected to result in strong collections.

During the first three months of fiscal 2013, inventory increased 2.3% ($629,000) as compared to inventory at April 30, 2012.  The increase resulted from additional inventory for new dealerships and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $263,000 during the three months ended July 31, 2012 as compared to property and equipment, net, at April 30, 2012 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $98,000 during the first three months of fiscal 2012 as compared to Accounts payable and accrued liabilities at April 30, 2012 due primarily to timing of payroll periods and the amount and timing of cash overdrafts.

Income taxes payable, net, increased $3.3 million during the first three months of fiscal 2013 as compared to April 30, 2012 due primarily to the fact that the first quarter 2013 tax payments were due after the end of the quarter.

Deferred tax liabilities, net, increased $277,000 during the first three months of fiscal 2013 as compared to April 30, 2012 due primarily to the increase in Finance Receivables partially offset by increases in deferred tax assets related to increased share based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first three months of fiscal 2013, the Company had a $7.3 million increase in its debt facilities to help finance receivables growth of $13.0 million, capital expenditures of $0.9 million and common stock repurchases of $9.4 million.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2012	2011
Operating activities:
Net income	$8,118	$8,282
Provision for credit losses	21,663	18,534
Losses on claims for payment protection plan	1,484	1,336
Depreciation and amortization	662	538
Stock based compensation	807	731
Finance receivable originations	(90,953)	(82,903)
Finance receivable collections	48,279	45,815
Inventory	8,571	4,903
Accounts payable and accrued liabilities	(1,615)	(1,717)
Deferred payment protection plan revenue	557	301
Income taxes, net	3,301	5,510
Deferred income taxes	277	247
Accrued interest on finance receivables	(153)	(242)
Other	187	(92)
Total	1,185	1,243

Investing activities:
Purchase of property and equipment	(925)	(734)
Total	(925)	(734)

Financing activities:
Debt facilities, net	7,308	9,938
Change in cash overdrafts	1,713	601
Issuance of common stock	69	54
Purchase of common stock	(9,417)	(11,096)
Dividend payments	(10)	(10)
Total	(337)	(513)

Decrease in Cash	$(77)	$(4)

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

Cash flows from operations for the three months ended July 31, 2012 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) a smaller increase in income tax payable, net, and (iii) lower net income, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan and (v) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $10.3 million from April 30, 2012 to July 31, 2012.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years.   Management does expect a continuing tight supply of vehicles and a resulting pressure for increases in vehicle purchase costs even though there have been recent sequential decreases in purchase costs. Management also expects the availability of consumer credit within the automotive industry to continue to be constricted when compared to recent history and that this will continue to result in overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% - 43% range in the near term with overall contract terms increasing, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. Somewhat as a result of these initiatives, the average retail sales price for the first quarter of fiscal 2013 decreased $200 from the fourth quarter of fiscal 2012 and increased only $143 from the first quarter of fiscal 2012.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collection efforts. With these improvements, the Company anticipates that credit losses on a going-forward basis will be within historical ranges. However, significant negative macro-economic effects could cause actual results to differ from the anticipated range.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of July 31, 2012, the Company leased approximately 79% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under these facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At July 31, 2012, the Company had $199,000 of cash on hand and an additional $39.8 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in March 2015 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2012 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has entered into operating leases for approximately 79% of its dealerships and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

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

In fiscal 2010, the Internal Revenue Service (“IRS”) concluded the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS had questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the IRC and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue was timing in nature and did not affect the overall tax provision, but affected the timing of required tax payments.

Subsequent to the end of the first quarter of fiscal 2013, the Company received a proposed negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009. The proposed settlement would result in additional taxable income and a resulting tax payment for the exam period. The additional income was timing in nature and would result in a corresponding tax deduction and resulting refund for fiscal year 2010. Under the proposed settlement the Company would pay an immaterial amount of interest to the IRS related to the additional tax payment. The settlement is pending final approval within the IRS processes.

The IRS is currently auditing the federal income tax returns for fiscal years 2010 and 2011 for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2012.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2012, the weighted average total contract term was 28.1 months with 20.3 months remaining. The reserve amount in the allowance for credit losses at July 31, 2012, $68.5 million, was 21.5% of the principal balance in finance receivables of $329.9 million, less unearned payment protection plan revenue of $11.3 million. Based on the analysis discussed below and strong and consistent credit results the past several years, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at July 31, 2011.  The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

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

Goodwill.  In September 2011, the FASB adopted an update regarding testing goodwill and other intangibles for impairment.  The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This update was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company implemented this update for its fiscal year beginning May 1, 2012.  This update did not have a material impact on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of July 31, 2012, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $85.2 million outstanding at July 31, 2012. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $852,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At July 31, 2012, approximately 43% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on November 17, 2011.  Subsequent to July 31, 2012, on August 16, 2012 the Board of Directors approved, once again, the repurchase of up to one million shares of the Company’s common stock under the common stock repurchase program.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2012 through May 31, 2012	57,000	$43.75	57,000	641,978
June 1, 2012 through June 30, 2012	0	$0.00	0	641,978
July 1, 2012 through July 31, 2012	158,846	$43.59	158,846	483,132
Total	215,846	$43.63	215,846	483,132

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2
Amended and Restated Bylaws of the Company dated December 4, 2007.  (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

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

Dated: September 6, 2012