Form 10-Q
period 2012-10-31
AMERICAS CARMART INC
filed 2012-12-06
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 6, 2012
Common stock, par value $.01 per share	9,008,129

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except per share amounts)

	October 31, 2012	April 30, 2012
Assets:
Cash and cash equivalents	$400	$276
Accrued interest on finance receivables	1,698	1,428
Finance receivables, net	268,811	251,103
Inventory	27,463	27,242
Prepaid expenses and other assets	1,358	1,545
Income taxes receivable, net	1,624	1,444
Goodwill	355	355
Property and equipment, net	28,149	27,547

Total Assets	$329,858	$310,940

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$7,874	$7,352
Deferred payment protection plan revenue	11,544	10,745
Accrued liabilities	14,196	13,349
Deferred tax liabilities, net	17,476	16,721
Revolving credit facilities	91,256	77,900
Total liabilities	142,346	126,067

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,398,264 and 12,371,167 issued at October 31, 2012 and April 30, 2012, respectively, of which 9,070,289 and 9,378,346 were outstanding at October 31, 2012 and April 30, 2012, respectively	124	124
Additional paid-in capital	52,287	50,357
Retained earnings	226,510	211,134
Less: Treasury stock, at cost, 3,327,975 and 2,992,821 shares at October 31, 2012 and April 30, 2012, respectively	(91,909)	(77,242)
Total stockholders' equity	187,012	184,373
Non-controlling interest	100	100
Total equity	187,112	184,473

Total Liabilities, Mezzanine equity and Equity	$329,858	$310,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Sales	$98,194	$100,128	$196,491	$190,452
Interest income	12,025	10,679	23,728	20,879

Total revenue	110,219	110,807	220,219	211,331

Costs and expenses:
Cost of sales, excluding depreciation shown below	56,204	57,807	112,389	109,369
Selling, general and administrative	17,351	16,721	35,207	32,918
Provision for credit losses	23,647	22,623	45,310	41,157
Interest expense	708	575	1,361	1,018
Depreciation and amortization	696	565	1,358	1,103
Total costs and expenses	98,606	98,291	195,625	185,565

Income before taxes	11,613	12,516	24,594	25,766

Provision for income taxes	4,335	4,756	9,198	9,725

Net income	$7,278	$7,760	$15,396	$16,041

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$7,268	$7,750	$15,376	$16,021

Earnings per share:
Basic	$0.80	$0.79	$1.67	$1.60
Diluted	$0.76	$0.77	$1.59	$1.55

Weighted average number of shares outstanding:
Basic	9,105,921	9,776,817	9,205,332	10,024,088
Diluted	9,579,409	10,081,274	9,665,739	10,330,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended October 31,
Operating Activities:	2012	2011
Net income	$15,396	$16,041
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	45,310	41,157
Losses on claims for payment protection plan	3,292	2,735
Depreciation and amortization	1,358	1,103
Amortization of debt issuance costs	110	88
Loss on sale of property and equipment	-	15
Stock based compensation	1,184	1,200
Deferred income taxes	755	2,224
Change in operating assets and liabilities:
Finance receivable originations	(182,140)	(175,333)
Finance receivable collections	96,730	92,989
Accrued interest on finance receivables	(270)	(268)
Inventory	18,879	13,173
Prepaid expenses and other assets	77	643
Accounts payable and accrued liabilities	(857)	860
Deferred payment protection plan revenue	799	804
Income taxes, net	(87)	1,384
Excess tax benefit from share based compensation	(93)	69
Net cash provided by (used in) operating activities	443	(1,116)

Investing Activities:
Purchase of property and equipment	(1,960)	(2,029)
Net cash used in investing activities	(1,960)	(2,029)

Financing Activities:
Exercise of stock options and warrants	584	513
Excess tax benefit from share based compensation	93	69
Issuance of common stock	69	53
Purchase of common stock	(14,667)	(26,426)
Dividend payments	(20)	(20)
Debt issuance costs	(56)	-
Change in cash overdrafts	2,226	165
Proceeds from revolving credit facilities	153,609	161,930
Payments on revolving credit facilities	(140,197)	(133,032)
Net cash provided by financing activities	1,641	3,252

Increase in cash and cash equivalents	124	107
Cash and cash equivalents, beginning of period	276	223

Cash and cash equivalents, end of period	$400	$330

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2012, the Company operated 117 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2012 and 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 40% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.7 million at October 31, 2012 and $1.4 million at April 30, 2012), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At October 31, 2012, 4.3% of the Company’s finance receivable balances were 30 days or more past due compared to 3.9% at October 31, 2011.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments, and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 58 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the loan origination date.  The average age of an account at charge-off date is 10.7 months.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at October 31, 2012 or April 30, 2012.

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

Subsequent to the end of the first quarter of fiscal 2013, the Company received a proposed negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The proposed settlement would result in additional taxable income and a resulting tax payment for the exam period.  The question relates to the timing of income recognition and therefore any additional income recognized in 2008 or 2009 would result in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the proposed settlement the Company would pay an immaterial amount of interest to the IRS related to the additional tax payment.  The settlement is pending final approval within the IRS processes.

The IRS is currently auditing the Company’s federal income tax returns for fiscal years 2010 and 2011.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2012 or April 30, 2012.

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

Sales consist of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2012	2011	2012	2011

Sales – used autos	$86,688	$88,702	$173,573	$168,276
Wholesales – third party	4,818	5,337	9,653	10,231
Service contract sales	3,546	3,347	7,069	6,539
Payment protection plan revenue	3,142	2,742	6,196	5,406

Total	$98,194	$100,128	$196,491	$190,452

Revenues from late fees were approximately $935,000 and $807,000 for the six months ended October 31, 2012 and 2011, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $924,000 and $740,000 at October 31, 2012 and 2011, respectively.

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

Treasury Stock

The Company purchased 335,154 shares of its common stock during the first six months of fiscal 2013 for a total cost of $14.7 million and 904,162 shares for a total cost of $26.4 million during the first six months of fiscal 2012.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	October 31, 2012	April 30, 2012

Gross contract amount	$383,902	$359,364
Less unearned finance charges	(44,654)	(42,430)
Principal balance	339,248	316,934
Less allowance for credit losses	(70,437)	(65,831)

Finance receivables, net	$268,811	$251,103

Changes in the finance receivables, net for the six months ended October 31, 2012 and 2011 are as follows:

	Six Months Ended October 31,
(In thousands)	2012	2011

Balance at beginning of period	$251,103	$222,305
Finance receivable originations	182,140	175,333
Finance receivable collections	(96,730)	(92,989)
Provision for credit losses	(45,310)	(41,157)
Losses on claims for payment protection plan	(3,292)	(2,735)
Inventory acquired in repossession and payment protection plan claims	(19,100)	(17,235)

Balance at end of period	$268,811	$243,522

Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2012 and 2011 are as follows:

	Six Months Ended October 31,
(In thousands)	2012	2011

Balance at beginning of period	$65,831	$60,173
Provision for credit losses	45,310	41,157
Charge-offs, net of recovered collateral	(40,704)	(35,399)

Balance at end of period	$70,437	$65,931

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs for the first six months of fiscal 2013 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 0.4% to 12.4% for the first six months ended October 31, 2012 compared to 12.0% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first six months of fiscal 2013, partially offset by a decrease in the allowance percentage from 22% at October 31, 2011 to 21.5% at October 31, 2012.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 29.4% for the six months ended October 31, 2012 compared to 31.6% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term and the increased average interest rate for the first six months of fiscal 2013 as compared to the first six months of the prior year.  Delinquencies greater than 30 days were 4.3% for October 31, 2012 and 3.9% at October 31, 2011.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during the first six months of fiscal 2013, the Company is focused on continuing operational improvements within the collections area as well as market share gains which can be a positive factor in the Company’s collection efforts.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2012		April 30, 2012		October 31, 2011
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$270,853	79.84%	$262,325	82.77%	$258,768	83.62%
3 - 29 days past due	53,660	15.82%	41,508	13.10%	38,649	12.49%
30 - 60 days past due	10,488	3.09%	8,818	2.78%	8,838	2.86%
61 - 90 days past due	3,323	0.98%	3,627	1.14%	2,458	0.79%
> 90 days past due	924	0.27%	656	0.21%	740	0.24%
Total	$339,248	100.00%	$316,934	100.00%	$309,453	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.  The Company believes that the increase in the 3-29 days past due percentage can be attributed in part to the continuing challenging macroeconomic environment our customers are facing.

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

	Six Months Ended October 31,
	2012	2011

Principal collected as a percent of average finance receivables	29.4%	31.6%
Average down-payment percentage	6.8%	7.1%

	October 31, 2012	October 31, 2011
Average originating contract term (in months)	27.0	26.3
Portfolio weighted average contract term, including modifications (in months)	28.3	27.5

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to the longer average contract term, together with an increase in contract modifications as well as the higher average interest rate within the portfolio when compared to this time last year.  The increases in contract term are primarily related to increases in the average selling price in recent years and our efforts to keep our payments affordable for our customers.  Recent market conditions and competitive pressures are expected to result in the Company offering somewhat longer overall contract terms as the Company has been extremely aggressive over the last several years in efforts to keep terms short.  The Company has seen average selling price decreases in its most recent quarters but over the last several years pricing trends have resulted in higher average selling prices.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2012	April 30, 2012

Land	$6,079	$6,079
Buildings and improvements	10,362	10,275
Furniture, fixtures and equipment	9,385	8,904
Leasehold improvements	13,826	12,368
Construction in progress	997	1,063
Less accumulated depreciation and amortization	(12,500)	(11,142)

	$28,149	$27,547

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2012	April 30, 2012

Compensation	$3,453	$5,063
Cash overdrafts (see Note B)	2,354	128
Deferred service contract revenue (see Note B)	3,134	3,036
Deferred sales tax (see Note B)	2,110	1,785
Interest	223	185
Other	2,922	3,152

	$14,196	$13,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	October 31, 2012	April 30, 2012

Revolving credit facilities	$145,000	LIBOR + 2.5%	March 2015	$91,256	$77,900

(2.714% at October 31, 2012 and 2.74% at April 30, 2012)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  On September 20, 2012, the Credit Facilities were amended to increase the total revolving commitment to $145 million.  The Credit Facilities expire in March 2015.  The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.5%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   The Company was in compliance with the covenants at October 31, 2012.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2012, the Company had additional availability of $53.7 million under the revolving credit facilities.

In connection with the amendment to the Credit Facilities in September 2012 the Company incurred debt issuance costs of approximately $42,000. The Company recognized $110,000 and $88,000 of amortization for the six months ended October 31, 2012 and October 31, 2011, respectively related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

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

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2012 and April 30, 2012:

	October 31, 2012		April 30, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$400	$400	$276	$276
Finance receivables, net	268,811	212,030	251,103	198,084
Accounts payable	7,874	7,874	7,352	7,352
Revolving credit facilities	91,256	91,256	77,900	77,900

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at October 31, 2012, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011

Weighted average shares outstanding-basic	9,105,921	9,776,817	9,205,332	10,024,088
Dilutive options and restricted stock	473,488	304,457	460,407	306,461

Weighted average shares outstanding-diluted	9,579,409	10,081,274	9,665,739	10,330,549

Antidilutive securities not included:
Options	45,000	25,000	40,000	25,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $1.2 million ($741,000 after tax effects) and $1.2 million ($747,000 after tax effects) for the six months ended October 31, 2012 and 2011, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 9, 2022
Shares available for grant at October 31, 2012	-	392,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	October 31, 2012	October 31, 2011
Expected term (years)	5.0	5.0
Risk-free interest rate	0.78%	1.77%
Volatility	50%	50%
Dividend yield	—	—

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

There were 40,000 and 48,750 options granted during the six months ended October 31, 2012 and 2011, respectively. The grant-date fair value of options granted during the six months ended October 31, 2012 and 2011 was $784,000 and $579,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $1.1 million ($696,000 after tax effects) and $1.1 million ($685,000 after tax effects) for the six months ended October 31, 2012 and 2011, respectively.

The aggregate intrinsic value of outstanding options at October 31, 2012 and 2011 was $23.7 million and $15.2 million, respectively.

As of October 31, 2012, the Company had $2.0 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.1 years.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2012	2011

Options Exercised	25,000	48,347
Cash Received from Option Exercises	$584	$513
Intrinsic Value of Options Exercised	$548	$935

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

There were no restricted shares granted during the first six months of fiscal 2013 or fiscal 2012.  A total of 187,027 shares remained available for award at October 31, 2012. There were 27,000 unvested shares at October 31, 2012 with a weighted average grant date fair value of $23.07.

The Company recorded compensation cost of $61,000 ($38,000 after tax effects) and $68,000 ($42,000 after tax effects) related to the Stock Incentive Plan during the six months ended October 31, 2012 and 2011, respectively.

As of October 31, 2012, the Company has $256,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 2.03 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2012 or during the first six months of fiscal 2013.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(in thousands)	2012	2011
Supplemental disclosures:
Interest paid	$1,323	$940
Income taxes paid, net	8,530	5,978

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	19,100	17,235

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2012, the Company operated 117 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 13%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 4.2% for the first six months of fiscal 2013 compared to the same period of fiscal 2012 due primarily to a 3.2% increase in retail units sold, a 0.5% increase in average retail sales price and a 13.6% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 22.0% in fiscal 2008 (average of 21.1%). Credit losses in fiscal 2008 were 22% of sales as the Company continued to focus on operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company did experience some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  The credit losses as a percentage of sales for the first six months of fiscal 2013 were 23.1% compared to 21.6% of sales for the prior year period.  The increase as a percentage of sales was partially the result of the effect of sequentially lower average selling prices as well as anticipated higher losses at newer dealerships as these dealerships represent a higher percentage of the total dealerships as of the end of the second quarter of fiscal 2013 versus the same period last year.  Additionally, the Company did see increases in losses as a percentage of sales for some older dealerships due in part to the negative macroeconomic environment and sequentially lower average selling prices.

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

The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.  However, negative macro-economic issues do not always lead to higher credit loss results for the Company, because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company continues to make improvements to its business practices, including better underwriting and better collection procedures in a continuing effort to improve collection results.  The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts on the front end. Corporate office personnel monitor scores and work with dealerships when the distribution of scores fall outside of prescribed thresholds.  The Company continues to invest in its corporate infrastructure within the collection area.  The Director of Collection Practices and Review provides timely oversight and more accountability on a consistent basis.  In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2012 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margin percentages.  The negative effect from wholesale sales was higher during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. For the first six months of fiscal 2013, the gross margin as a percentage of sales was 42.8%, up slightly from 42.6% for the first six months of fiscal 2012.  The increase is primarily due to improved margins on the service contract products and slightly lower cost of sales expenses.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42%-43% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Three Months Ended October 31,		2012 vs.		Three Months Ended October 31,
	2012	2011	2011		2012	2011

Revenues:
Sales	$98,194	$100,128	(1.9	) %	100.0%	100.0%
Interest income	12,025	10,679	12.6		12.2	10.7
Total	110,219	110,807	(0.5)		112.2	110.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	56,204	57,807	(2.8)		57.2	57.7
Selling, general and administrative	17,351	16,721	3.8		17.7	16.7
Provision for credit losses	23,647	22,623	4.5		24.1	22.6
Interest expense	708	575	23.1		0.7	0.6
Depreciation and amortization	696	565	23.2		0.7	0.6
Total	98,606	98,291	0.3		100.4	98.2

Pretax income	$11,613	$12,516	(7.2	) %	11.8%	12.5%

Operating Data:
Retail units sold	9,814	9,919
Average stores in operation	116	109
Average units sold per store per month	28.2	30.3
Average retail sales price	$9,515	$9,557
Same store revenue change	(4.8)%	13.7%

Period End Data:
Stores open	117	111
Accounts over 30 days past due	4.3%	3.9%

Three Months Ended October 31, 2012 vs. Three Months Ended October 31, 2011

Revenues decreased by $588,000, or 0.5%, for the three months ended October 31, 2012 as compared to the same period in the prior fiscal year.  The decrease was principally the result of (i) a revenue decrease from dealerships that operated a full three months in both periods ($5.2 million, or 4.8%), partially offset by (ii) revenue growth from dealerships opened during the three months ended October 31, 2011 ($1.5 million), and (iii) revenue from dealerships opened after October 31, 2011 ($3.2 million).  The decrease in same store revenue during the quarter ended October 31, 2012 as compared to the quarter ended October 31, 2011 was due primarily to fewer retail units sold and a lower average selling price.  The Company believes the amount of credit available to customers in the sub-prime auto industry has increased during recent months and that this additional credit availability had a negative effect on the Company’s sales during the second quarter of fiscal 2013, especially at its older, more established dealerships.

Cost of sales as a percentage of sales decreased 0.5% to 57.2% for the three months ended October 31, 2012 from 57.7% in the same period of the prior fiscal year. The decrease from the prior year period relates primarily to the pricing efficiencies due in part to the lower average retail sales price, improved margins on the service contract product and slightly lower cost of sales expenses.  The average retail sales price for the second quarter of fiscal 2013 decreased $42 from the second quarter of fiscal 2012.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% - 43% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 17.7% for the three months ended October 31, 2012, an increase of 1.0% from the same period of the prior fiscal year. A portion of the percentage increase results from the overall lower sales levels during the quarter.  In dollar terms, overall selling, general and administrative expenses increased $630,000 in the second quarter of fiscal 2013 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs.

Provision for credit losses as a percentage of sales increased to 24.1% for the three months ended October 31, 2012 compared to 22.6% for the three months ended October 31, 2011.  The increase as a percentage of sales was partially the result of the effect of sequentially lower average selling prices as well as anticipated higher losses at newer dealerships as these dealerships represent a higher percentage of the total dealerships in second quarter of fiscal 2013 versus the same period last year.  Additionally, the Company did see increases in losses as a percentage of sales for some older dealerships due in part to the negative macroeconomic environment and sequentially lower average selling prices.  The Company continually pushes for improvements and better execution of its collection practices.  However, the continuing negative macro-economic environment continues to put pressure on our customers and the resulting collections of our finance receivables.  The Company has made considerable investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense for the three months ended October 31, 2012 as a percentage of sales increased to 0.7% compared to 0.6% for the three months ended October 31, 2011.   The increase resulted from higher average borrowings during the three months ended October 31, 2012 ($90.4 million compared to $72.8 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Six Months Ended October 31,		2012 vs.		Six Months Ended October 31,
	2012	2011	2011		2012	2011

Revenues:
Sales	$196,491	$190,452	3.2%		100.0%	100.0%
Interest income	23,728	20,879	13.6		12.1	11.0
Total	220,219	211,331	4.2		112.1	111.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	112,389	109,369	2.8		57.2	57.4
Selling, general and administrative	35,207	32,918	7.0		17.9	17.3
Provision for credit losses	45,310	41,157	10.1		23.1	21.6
Interest expense	1,361	1,018	33.7		0.7	0.5
Depreciation and amortization	1,358	1,103	23.1		0.7	0.6
Total	195,625	185,565	5.4		99.6	97.4

Pretax income	$24,594	$25,766	(4.5	) %	12.5%	13.5%

Operating Data:
Retail units sold	19,567	18,968
Average stores in operation	115	108
Average units sold per store per month	28.4	29.3
Average retail sales price	$9,549	$9,502
Same store revenue change	0.1%	8.5%

Period End Data:
Stores open	117	111
Accounts over 30 days past due	4.3%	3.9%

Six Months Ended October 31, 2012 vs. Six Months Ended October 31, 2011

Revenues increased by $8.9 million, or 4.2%, for the six months ended October 31, 2012 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($291,000, or 0.1%), (ii) revenue growth from stores opened during the six months ended October 31, 2011 and stores that opened or closed a satellite location after October 31, 2011 ($3.8 million), and (iii) revenue from stores opened after October 31, 2011 ($4.8 million).

Cost of sales as a percentage of sales decreased 0.2% to 57.2% for the six months ended October 31, 2012 from 57.4% in the same period of the prior fiscal year.  The decrease from the prior year period relates primarily to the pricing efficiencies, improved margins on the service contract product and slightly lower cost of sales expenses.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% - 43% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.9% for the six months ended October 31, 2012, an increase of 0.6% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $2.3 million related primarily to higher payroll costs and to incremental costs related to new locations opened after October 31, 2011.  Additionally, many of the Company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses as a percentage of sales increased 1.5% to 23.1% for the six months ended October 31, 2012 from 21.6% in the same period of the prior fiscal year.  Continuing negative macro-economic conditions continue to put pressure on our customers and the resulting collections of our finance receivables.  However, despite the increase in credit losses during the first six months of fiscal 2012 compared to the prior year period, the credit losses for the current year period were generally in line with historical experience and within an acceptable range.  The Company continues to push for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the credit losses in both the current and prior year periods reflect the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales increased 0.2% to 0.7% for the six months ended October 31, 2012 from 0.5% for the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the six months ended October 31, 2012 as compared to the same period in the prior fiscal year ($86.2 million compared to $63.3 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2012	April 30, 2012
Assets:
Finance receivables, net	$268,811	$251,103
Inventory	27,463	27,242
Income taxes receivable, net	1,624	1,444
Property and equipment, net	28,149	27,547

Liabilities:
Accounts payable and accrued liabilities	22,070	20,701
Deferred payment protection plan revenue	11,544	10,745
Deferred tax liabilities, net	17,476	16,721
Debt facilities	91,256	77,900

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at October 31, 2012 increased as compared to October 31, 2011 (28.3 months vs. 27.5 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company is considering structural changes to its customer contracts which may include further increases to the overall length of contract terms.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be slightly higher than overall revenue growth on an annual basis due to the overall term length increases offset by improvements in underwriting and collection procedures which are expected to result in strong collections.

During the first six months of fiscal 2013, inventory increased 0.8% ($221,000) as compared to inventory at April 30, 2012.  The increase resulted from additional inventory for new dealerships and an expected increase in demand for the type of vehicle the Company purchases for resale as well as the Company’s desire to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Income taxes receivable, net, remained relatively constant at October 31, 2012 as compared to April 30, 2012 as the tax payments for the current year have been made and the receivable related to the fiscal year 2012 has not yet been received.

Property and equipment, net, increased $602,000 during the six months ended October 31, 2012 as compared to property and equipment, net, at April 30, 2012 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $1.4 million during the first six months of fiscal 2013 as compared to Accounts payable and accrued liabilities at April 30, 2012 due primarily to the amount and timing of cash overdrafts.

Deferred tax liabilities, net, increased $755,000 during the first six months of fiscal 2013 as compared to April 30, 2012 due primarily to the increase in Finance Receivables partially offset by increases in deferred tax assets related to increased share based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first six months of fiscal 2013, the Company had a $13.4 million increase in its debt facilities to help finance receivables growth of $22.0 million, capital expenditures of $2.0 million and common stock repurchases of $14.7 million.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2012	2011
Operating activities:
Net income	$15,396	$16,041
Provision for credit losses	45,310	41,157
Losses on claims for payment protection plan	3,292	2,735
Depreciation and amortization	1,358	1,103
Stock based compensation	1,184	1,200
Finance receivable originations	(182,140)	(175,333)
Finance receivable collections	96,730	92,989
Inventory	18,879	13,173
Accounts payable and accrued liabilities	(857)	860
Deferred payment protection plan revenue	799	804
Income taxes, net	(87)	1,384
Deferred income taxes	755	2,224
Accrued interest on finance receivables	(270)	(268)
Other	94	815
Total	443	(1,116)

Investing activities:
Purchase of property and equipment	(1,960)	(2,029)
Total	(1,960)	(2,029)

Financing activities:
Debt facilities, net	13,356	28,898
Change in cash overdrafts	2,226	165
Purchase of common stock	(14,667)	(26,426)
Dividend payments	(20)	(20)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	746	635
Total	1,641	3,252

Increase in Cash	$124	$107

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

Cash flows from operations for the six months ended October 31, 2012 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) a smaller increase in income tax payable, net and in deferred income taxes, and (iii) lower net income, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan and (v) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $17.7 million from April 30, 2012 to October 31, 2012.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years.   Management does expect a continuing tight supply of vehicles and a resulting pressure for increases in vehicle purchase costs even though there have been recent sequential decreases in purchase costs. The Company believes that the amount of credit available for the sub-prime auto industry has increased during recent months and management expects the availability of consumer credit within the automotive industry to be somewhat higher over the near term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% - 43% range in the near term with overall contract terms increasing, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. Somewhat as a result of these initiatives, the average retail sales price for the second quarter of fiscal 2013 decreased $69 from the first quarter of fiscal 2013 and decreased $42 from the second quarter of fiscal 2012.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses on a going-forward basis will be within historical ranges; however, losses for the full fiscal year 2013 could be slightly higher and will be dependent upon successful collections during income tax refund time. Significant negative macro-economic effects could cause actual results to differ from the anticipated range.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of October 31, 2012, the Company leased approximately 79% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At October 31, 2012, the Company had $400,000 of cash on hand and an additional $53.7 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in March 2015 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash to (i) grow its finance receivables portfolio,  (ii) purchase property and equipment of approximately $4 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.  Potential future changes to the structuring of customer contracts could have the effect of reducing the level of capital allocated to our stock repurchase program when compared to levels in recent history.

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

Subsequent to the end of the first quarter of fiscal 2013, the Company received a proposed negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The proposed settlement would result in additional taxable income and a resulting tax payment for the exam period.  The question relates to the timing of income recognition and therefore any additional income recognized in 2008 or 2009 would result in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the proposed settlement the Company would pay an immaterial amount of interest to the IRS related to the additional tax payment.  The settlement is pending final approval within the IRS processes.

The IRS is currently auditing the federal income tax returns for fiscal years 2010 and 2011 for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2012.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At October 31, 2012, the weighted average total contract term was 28.3 months with 20.3 months remaining. The reserve amount in the allowance for credit losses at October 31, 2012, $70.4 million, was 21.5% of the principal balance in finance receivables of $339.2 million, less unearned payment protection plan revenue of $11.5 million. Based on the analysis discussed below and strong and consistent credit results the past several years, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at October 31, 2011.  The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the loan origination date.  The average age of an account at charge-off date is 10.7 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.3 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of October 31, 2012, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $91.3 million outstanding at October 31, 2012. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $913,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At October 31, 2012, approximately 41% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 4T. Controls and Procedures

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2012 through August 31, 2012	72,105	$45.50	72,105	970,671
September 1, 2012 through September 30, 2012	0	$0.00	0	970,671
October 1, 2012 through October 31, 2012	47,203	$41.71	47,203	923,468
Total	119,308	$44.00	119,308	923,468

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

4.1
Amended and Restated Loan and Security Agreement dated March 9, 2012, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.2
Colonial Second Amended and Restated Revolver Note dated March 9, 2012 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.3
Amendment No. 1 to Amended and Restated Loan and Security Agreement dated September 20, 2012, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.4
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.5
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.6
Colonial Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.7
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of Arvest (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: December 6, 2012