Form 10-Q
period 2013-01-31
AMERICAS CARMART INC
filed 2013-03-01
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 1, 2013
Common stock, par value $.01 per share	9,017,274

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	January 31, 2013	April 30, 2012
Assets:
Cash and cash equivalents	$865	$276
Accrued interest on finance receivables	1,934	1,428
Finance receivables, net	288,352	251,103
Inventory	35,868	27,242
Prepaid expenses and other assets	2,032	1,545
Income taxes receivable, net	2,006	1,444
Goodwill	355	355
Property and equipment, net	28,652	27,547

Total Assets	$360,064	$310,940

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$10,082	$7,352
Deferred payment protection plan revenue	12,359	10,745
Accrued liabilities	16,442	13,349
Deferred tax liabilities, net	18,505	16,721
Revolving credit facilities	109,274	77,900
Total liabilities	166,662	126,067

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,403,909 and 12,371,167 issued at January 31, 2013 and April 30, 2012, respectively, of which 9,013,774 and 9,378,346 were outstanding at January 31, 2013 and April 30, 2012, respectively	124	124
Additional paid-in capital	52,788	50,357
Retained earnings	234,480	211,134
Less: Treasury stock, at cost, 3,390,135 and 2,992,821 shares at January 31, 2013 and April 30, 2012, respectively	(94,490)	(77,242)
Total stockholders' equity	192,902	184,373
Non-controlling interest	100	100
Total equity	193,002	184,473

Total Liabilities, Mezzanine Equity and Equity	$360,064	$310,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenues:
Sales	$106,215	$93,957	$302,706	$284,409
Interest income	12,707	11,408	36,435	32,287

Total revenue	118,922	105,365	339,141	316,696

Costs and expenses:
Cost of sales, excluding depreciation shown below	60,941	54,298	173,330	163,667
Selling, general and administrative	18,775	17,175	53,982	50,094
Provision for credit losses	25,189	20,899	70,499	62,056
Interest expense	795	659	2,156	1,676
Depreciation and amortization	712	594	2,070	1,697
Total costs and expenses	106,412	93,625	302,037	279,190

Income before taxes	12,510	11,740	37,104	37,506

Provision for income taxes	4,530	4,436	13,728	14,160

Net income	$7,980	$7,304	$23,376	$23,346

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$7,970	$7,294	$23,346	$23,316

Earnings per share:
Basic	$0.88	$0.76	$2.55	$2.36
Diluted	$0.84	$0.73	$2.43	$2.28

Weighted average number of shares outstanding:
Basic	9,017,613	9,610,125	9,142,296	9,886,100
Diluted	9,451,473	9,998,290	9,593,854	10,219,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2013	2012
Net income	$23,376	$23,346
Adjustments to reconcile net income from operations to net cash used in operating activities:
Provision for credit losses	70,499	62,056
Losses on claims for payment protection plan	5,249	4,353
Depreciation and amortization	2,070	1,697
Amortization of debt issuance costs	155	133
Loss on sale of property and equipment	64	15
Stock based compensation	1,525	1,681
Deferred income taxes	1,784	3,061
Change in operating assets and liabilities:
Finance receivable originations	(284,931)	(263,539)
Finance receivable collections	144,025	140,084
Accrued interest on finance receivables	(506)	(444)
Inventory	19,283	19,470
Prepaid expenses and other assets	(642)	630
Accounts payable and accrued liabilities	2,806	(547)
Deferred payment protection plan revenue	1,614	1,169
Income taxes, net	(463)	1,052
Excess tax benefit from share based compensation	(99)	(197)
Net cash used in operating activities	(14,191)	(5,980)

Investing Activities:
Purchase of property and equipment	(3,438)	(3,228)
Proceeds from sale of property and equipment	199	-
Net cash used in investing activities	(3,239)	(3,228)

Financing Activities:
Exercise of stock options and warrants	665	1,355
Excess tax benefit from share based compensation	98	197
Issuance of common stock	143	118
Purchase of common stock	(17,248)	(29,950)
Dividend payments	(30)	(30)
Debt issuance costs	(56)	-
Change in cash overdrafts	3,017	1,370
Proceeds from revolving credit facilities	238,336	236,980
Payments on revolving credit facilities	(206,906)	(200,646)
Net cash provided by financing activities	18,019	9,394

Increase in cash and cash equivalents	589	186
Cash and cash equivalents, beginning of period	276	223

Cash and cash equivalents, end of period	$865	$409

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2013, the Company operated 120 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2013 and 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2012.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 39% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.9 million at January 31, 2013 and $1.4 million at April 30, 2012), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 80% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At January 31, 2013, 6.0% of the Company’s finance receivable balances were 30 days or more past due compared to 4.7% at January 31, 2012.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the loan origination date.  The average age of an account at charge-off date is 10.6 months.

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

The Company offers retail customers in most states the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2013 or April 30, 2012.

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

In January 2013, the Company received approval for a negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The negotiated settlement resulted in additional taxable income and a resulting tax payment for the exam period.  The question related to the timing of income recognition and therefore the additional income recognized in 2008 and 2009 will result in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the settlement the Company paid an immaterial amount of interest to the IRS related to the additional tax payment.

The IRS is currently auditing the Company’s federal income tax returns for fiscal years 2010 and 2011.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2013 or April 30, 2012.

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

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2013	2012	2013	2012

Sales – used autos	$94,966	$82,589	$268,539	$250,865
Wholesales – third party	4,300	5,008	13,953	15,239
Service contract sales	3,661	3,500	10,730	10,039
Payment protection plan revenue	3,288	2,860	9,484	8,266

Total	$106,215	$93,957	$302,706	$284,409

Revenues from late fees were approximately $1.4 million and $1.2 million for the nine months ended January 31, 2013 and 2012, respectively. Late fees are recognized when collected and are reflected in interest income.  Finance receivables more than 90 days past due were approximately $2.4 million and $978,000 at January 31, 2013 and 2012, respectively.

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

Treasury Stock

The Company purchased 397,314 shares of its common stock during the first nine months of fiscal 2013 for a total cost of $17.2 million and 1,002,363 shares for a total cost of $29.9 million during the first nine months of fiscal 2012.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

(In thousands)	January 31, 2013	April 30, 2012

Gross contract amount	$411,577	$359,364
Less unearned finance charges	(47,659)	(42,430)
Principal balance	363,918	316,934
Less allowance for credit losses	(75,566)	(65,831)

Finance receivables, net	$288,352	$251,103

Changes in the finance receivables, net for the nine months ended January 31, 2013 and 2012 are as follows:

	Nine Months Ended January 31,
(In thousands)	2013	2012

Balance at beginning of period	$251,103	$222,305
Finance receivable originations	284,931	263,539
Finance receivable collections	(144,025)	(140,084)
Provision for credit losses	(70,499)	(62,056)
Losses on claims for payment protection plan	(5,249)	(4,353)
Inventory acquired in repossession and payment protection plan claims	(27,909)	(25,706)

Balance at end of period	$288,352	$253,645

Changes in the finance receivables allowance for credit losses for the nine months ended January 31, 2013 and 2012 are as follows:

	Nine Months Ended January 31,
(In thousands)	2013	2012

Balance at beginning of period	$65,831	$60,173
Provision for credit losses	70,499	62,056
Charge-offs, net of recovered collateral	(60,764)	(53,521)

Balance at end of period	$75,566	$68,708

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs for the first nine months of fiscal 2013 were higher than the prior year period, partially due to higher sales volumes.  Net charge-offs as a percentage of average finance receivables increased 0.4% to 18.1% for the first nine months ended January 31, 2013 compared to 17.7% for the same period in the prior year.  Higher sales volumes also had the effect of higher additions to the allowance charged to the provision for the first nine months of fiscal 2013, partially offset by a decrease in the allowance percentage from 22% at January 31, 2012 to 21.5% at January 31, 2013.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 42.8% for the nine months ended January 31, 2013 compared to 46.3% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term and the increased average interest rate for the first nine months of fiscal 2013 as compared to the first nine months of the prior year.  In addition, the timing of income tax refunds for our customers was delayed somewhat this year compared to last year contributing to the decrease in collections as a percentage of average finance receivables and higher delinquencies.  Delinquencies greater than 30 days were 6.0% for January 31, 2013 and 4.7% at January 31, 2012.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during the first nine months of fiscal 2013, the Company is focused on continuing operational improvements within the collections area as well as market share gains which can be a positive factor in the Company’s collection efforts.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2013		April 30, 2012		January 31, 2012

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$287,553	79.01%	$262,325	82.77%	$249,880	77.52%
3 - 29 days past due	54,358	14.94%	41,508	13.10%	57,227	17.75%
30 - 60 days past due	14,112	3.88%	8,818	2.78%	11,096	3.44%
61 - 90 days past due	5,494	1.51%	3,627	1.14%	3,172	0.98%
> 90 days past due	2,401	0.66%	656	0.21%	978	0.30%
Total	$363,918	100.00%	$316,934	100.00%	$322,353	100.00%

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

	Nine Months Ended January 31,
	2013	2012

Principal collected as a percent of average finance receivables	42.8%	46.3%
Average down-payment percentage	5.8%	6.2%

	January 31, 2013	January 31, 2012
Average originating contract term (in months)	28.3	26.6
Portfolio weighted average contract term, including modifications (in months)	28.7	27.7

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2013	April 30, 2012

Land	$5,896	$6,079
Buildings and improvements	10,152	10,275
Furniture, fixtures and equipment	9,699	8,904
Leasehold improvements	14,596	12,368
Construction in progress	1,397	1,063
Less accumulated depreciation and amortization	(13,088)	(11,142)

	$28,652	$27,547

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2013	April 30, 2012

Compensation	$4,517	$5,063
Cash overdrafts (see Note B)	3,145	128
Deferred service contract revenue (see Note B)	3,347	3,036
Deferred sales tax (see Note B)	2,332	1,785
Interest	260	185
Other	2,841	3,152

	$16,442	$13,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
				Balance at
	Aggregate Amount	Interest Rate	Maturity	January 31, 2013	April 30, 2012

Revolving credit facilities	$145,000	LIBOR + 2.5%	March 2015	$109,274	$77,900
( 2.71% at January 31, 2013 and 2.74% at April 30, 2012)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  On September 20, 2012, the Credit Facilities were amended to increase the total revolving commitment to $145 million.  The Credit Facilities expire in March 2015.  The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.5%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   The Company was in compliance with the covenants at January 31, 2013.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2013, the Company had additional availability of $35.7 million under the revolving credit facilities.

In connection with the amendment to the Credit Facilities in September 2012, the Company incurred debt issuance costs of approximately $42,000. The Company recognized $155,000 and $133,000 of amortization for the nine months ended January 31, 2013 and January 31, 2012, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

On February 4, 2013, the Company entered into Amendment No. 2 to the Credit Facilities (the “Amendment”).  The Amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms.

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

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2013 and April 30, 2012:

	January 31, 2013		April 30, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$865	$865	$276	$276
Finance receivables, net	288,352	227,449	251,103	198,084
Accounts payable	10,082	10,082	7,352	7,352
Revolving credit facilities	109,274	109,274	77,900	77,900

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the book value at January 31, 2013, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012

Weighted average shares outstanding-basic	9,017,613	9,610,125	9,142,296	9,886,100
Dilutive options and restricted stock	433,860	388,165	451,558	333,696

Weighted average shares outstanding-diluted	9,451,473	9,998,290	9,593,854	10,219,796

Antidilutive securities not included:
Options	45,000	35,000	41,667	28,333

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $1.5 million ($960,000 after tax effects) and $1.7 million ($1.0 million after tax effects) for the nine months ended January 31, 2013 and 2012, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	October 9, 2022
Shares available for grant at January 31, 2013	-	392,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2013	January 31, 2012
Expected term (years)	5.0	5.0
Risk-free interest rate	0.78%	1.59%
Volatility	50%	50%
Dividend yield	—	—

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

There were 40,000 and 58,750 options granted during the nine months ended January 31, 2013 and 2012, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2013 and 2012 was $784,000 and $744,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $1.4 million ($887,000 after tax effects) and $1.6 million ($996,000 after tax effects) for the nine months ended January 31, 2013 and 2012, respectively.

The aggregate intrinsic value of outstanding options at January 31, 2013 and 2012 was $21.3 million and $19.7 million, respectively.

As of January 31, 2013, the Company had $1.7 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 0.9 years.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2013	2012

Options Exercised	28,500	86,897
Cash Received from Option Exercises	$665	$1,355
Intrinsic Value of Options Exercised	$603	$1,456

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

There were no restricted shares granted during the first nine months of fiscal 2013 or fiscal 2012.  A total of 187,027 shares remained available for award at January 31, 2013. There were 27,000 unvested shares at January 31, 2013 with a weighted average grant date fair value of $23.07.

The Company recorded compensation cost of $92,000 ($58,000 after tax effects) and $102,000 ($63,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2013 and 2012, respectively.

As of January 31, 2013, the Company has $225,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.8 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2012 or during the first nine months of fiscal 2013.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2013	2012
Supplemental disclosures:
Interest paid	$2,081	$1,578
Income taxes paid, net	12,407	10,047

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	27,909	25,706

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is the largest publicly held automotive retailer in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2013, the Company operated 120 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 21% per year over the last ten fiscal years (average 13%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 7.1% for the first nine months of fiscal 2013 compared to the same period of fiscal 2012 due primarily to a 7.3% increase in retail units sold and a 12.8% increase in interest income.  The average retail sales price remained relatively flat for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five full fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 22.0% in fiscal 2008 (average of 21.1%). Credit losses in fiscal 2008 were 22% of sales as the Company continued to focus on operational initiatives, including credit and collections efforts.  In fiscal 2009, the Company saw the benefit of continuing operational improvements despite negative macro-economic factors and experienced a reduction in credit losses to 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  The credit losses as a percentage of sales for the first nine months of fiscal 2013 were 23.3% compared to 21.8% of sales for the prior year period.  The increase as a percentage of sales was primarily the result of the lower collections as a percentage of average finance receivables as well as higher losses at newer dealerships, which was anticipated, as these dealerships represent a higher percentage of the total dealerships as of the end of the third quarter of fiscal 2013 versus the same period last year.  Additionally, the Company did see increases in losses as a percentage of sales for some older dealerships due in part to the negative macroeconomic environment and lower average selling prices when compared to the prior year period.

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five full fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2012 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. In recent years, the Company’s gross margins have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margin percentages.  The negative effect from wholesale sales was higher during the first part of fiscal 2008 due to the increased level of repossession activity coupled with relatively flat retail sales levels. Higher retail sales levels and lower repossessions activity during the latter part of fiscal 2008 and for fiscal 2009 helped to bring gross margin percentages back up.  Gross margin percentages in fiscal 2010 benefitted from higher retail sales levels and from a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. For the first nine months of fiscal 2013, the gross margin as a percentage of sales was 42.7%, up slightly from 42.5% for the first nine months of fiscal 2012.  The increase is primarily due to pricing efficiencies, improved margins on the service contract products and slightly lower cost of sales expenses.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42%-43% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)
			% Change	As a % of Sales
	Three Months Ended January 31,		2013 vs.	Three Months Ended January 31,
	2013	2012	2012	2013	2012

Revenues:
Sales	$106,215	$93,957	13.0%	100.0%	100.0%
Interest income	12,707	11,408	11.4	12.0	12.1
Total	118,922	105,365	12.9	112.0	112.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	60,941	54,298	12.2	57.4	57.8
Selling, general and administrative	18,775	17,175	9.3	17.7	18.3
Provision for credit losses	25,189	20,899	20.5	23.7	22.2
Interest expense	795	659	20.6	0.7	0.7
Depreciation and amortization	712	594	19.9	0.7	0.6
Total	106,412	93,625	13.7	100.2	99.6

Pretax income	$12,510	$11,740	6.6%	11.8%	12.5%

Operating Data:
Retail units sold	10,403	8,965
Average stores in operation	118	111
Average units sold per store per month	29.4	26.9
Average retail sales price	$9,797	$9,922
Same store revenue change	8.8%	7.9%

Period End Data:
Stores open	120	111
Accounts over 30 days past due	6.0%	4.7%

Three Months Ended January 31, 2013 vs. Three Months Ended January 31, 2012

Revenues increased by $13.6 million, or 12.9%, for the three months ended January 31, 2013 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) a revenue increase from dealerships that operated a full three months in both periods ($9.2 million, or 8.8%) and (ii) revenue from dealerships opened after January 31, 2012 ($4.4 million).  The increase in same store revenue during the quarter ended January 31, 2013 as compared to the quarter ended January 31, 2012 was due primarily to more retail units sold, partially offset by a lower average selling price.

Cost of sales as a percentage of sales decreased 0.4% to 57.4% for the three months ended January 31, 2013 from 57.8% in the same period of the prior fiscal year. The decrease from the prior year period relates primarily to pricing efficiencies due in part to the lower average retail sales price, partially offset by higher losses on the payment protection plan product.  The average retail sales price for the third quarter of fiscal 2013 decreased $125 from the third quarter of fiscal 2012.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% - 43% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 17.7% for the three months ended January 31, 2013, a decrease of 0.6% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $1.6 million in the third quarter of fiscal 2013 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs.

Provision for credit losses as a percentage of sales increased to 23.7% for the three months ended January 31, 2013 compared to 22.2% for the three months ended January 31, 2012.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables as well as anticipated higher losses at newer dealerships as these dealerships represent a higher percentage of the total dealerships as of the end of the third quarter of fiscal 2013 versus the same period last year.  Additionally, the Company did see increases in losses as a percentage of sales for some older dealerships due in part to the negative macroeconomic environment and lower average selling prices when compared to the prior year period.  Net charge-offs as a percentage of average finance receivables was 5.7% for the three months ended January 31, 2013 which was unchanged from the comparative prior year quarter.  The Company continually pushes for improvements and better execution of its collection practices.  However, the continuing negative macro-economic environment continues to put pressure on our customers and the resulting collections of our finance receivables.  The Company has made considerable investment in the corporate infrastructure within the collection area which is continuing to have a positive effect on results by providing more oversight and accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience.

Interest expense for the three months ended January 31, 2013 as a percentage of sales remained constant at 0.7% compared to the three months ended January 31, 2012.   The increase in interest expense resulted from higher average borrowings during the three months ended January 31, 2013 ($102.4 million compared to $80.9 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Nine Months Ended January 31,		2013 vs.		Nine Months Ended January 31,
	2013	2012	2012		2013	2012

Revenues:
Sales	$302,706	$284,409	6.4%		100.0%	100.0%
Interest income	36,435	32,287	12.8		12.0	11.4
Total	339,141	316,696	7.1		112.0	111.4

Costs and expenses:
Cost of sales, excluding depreciation shown below	173,330	163,667	5.9		57.3	57.5
Selling, general and administrative	53,982	50,094	7.8		17.8	17.6
Provision for credit losses	70,499	62,056	13.6		23.3	21.8
Interest expense	2,156	1,676	28.6		0.7	0.6
Depreciation and amortization	2,070	1,697	22.0		0.7	0.6
Total	302,037	279,190	8.2		99.8	98.2

Pretax income	$37,104	$37,506	(1.1	) %	12.3%	13.2%

Operating Data:
Retail units sold	29,970	27,933
Average stores in operation	116	109
Average units sold per store per month	28.7	28.5
Average retail sales price	$9,635	$9,636
Same store revenue change	2.8%	8.3%

Period End Data:
Stores open	120	111
Accounts over 30 days past due	6.0%	4.7%

Nine Months Ended January 31, 2013 vs. Nine Months Ended January 31, 2012

Revenues increased by $22.4 million, or 7.1%, for the nine months ended January 31, 2013, as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($8.7 million, or 2.8%), (ii) revenue growth from stores opened during the nine months ended January 31, 2012 and stores that opened or closed a satellite location after January 31, 2012 ($4.6 million), and (iii) revenue from stores opened after January 31, 2012 ($9.1 million).

Cost of sales as a percentage of sales decreased 0.2% to 57.3% for the nine months ended January 31, 2013 from 57.5% in the same period of the prior fiscal year.  The decrease from the prior year period relates primarily to pricing efficiencies, improved margins on the service contract product and slightly lower cost of sales expenses.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% - 43% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.8% for the nine months ended January 31, 2013, an increase of 0.2% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $3.9 million related primarily to higher payroll costs and to incremental costs related to new locations opened after January 31, 2012.

Provision for credit losses as a percentage of sales increased 1.5% to 23.3% for the nine months ended January 31, 2013 from 21.8% in the same period of the prior fiscal year.  Continuing negative macro-economic conditions continue to put pressure on our customers and the resulting collections of our finance receivables.  However, despite the increase in credit losses during the first nine months of fiscal 2012 compared to the prior year period, the credit losses for the current year period were generally in line with historical experience and within an acceptable range.  The Company continues to push for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the credit losses in both the current and prior year periods reflect the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales increased 0.1% to 0.7% for the nine months ended January 31, 2013 from 0.6% for the same period of the prior fiscal year.  The increase was attributable to higher average borrowings during the nine months ended January 31, 2013 as compared to the same period in the prior fiscal year ($91.6 million compared to $69.2 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2013	April 30, 2012
Assets:
Finance receivables, net	$288,352	$251,103
Inventory	35,868	27,242
Income taxes receivable, net	2,006	1,444
Property and equipment, net	28,652	27,547

Liabilities:
Accounts payable and accrued liabilities	26,524	20,701
Deferred payment protection plan revenue	12,359	10,745
Deferred tax liabilities, net	18,505	16,721
Debt facilities	109,274	77,900

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has historically been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at January 31, 2013 increased as compared to January 31, 2012 (28.7 months vs. 27.7 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company is making some structural changes to its customer contracts which include increases to the overall length of contract terms.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases offset by improvements in underwriting and collection procedures which are expected to result in strong collections.

During the first nine months of fiscal 2013, inventory increased 31.7% ($8.6 million) as compared to inventory at April 30, 2012.  The increase resulted from additional inventory to support new dealerships and increases related to expected demand in anticipation of income tax refund season as well as the expected increase in overall demand for the type of vehicle the Company purchases for resale.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Income taxes receivable, net, increased $560,000 at January 31, 2013 as compared to April 30, 2012 as the tax payments for the current year have been made and the receivable related to the fiscal year 2012 has not yet been received.

Property and equipment, net, increased $1.1 million during the nine months ended January 31, 2013 as compared to property and equipment, net, at April 30, 2012 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $5.8 million during the first nine months of fiscal 2013 as compared to Accounts payable and accrued liabilities at April 30, 2012 due primarily to the amount and timing of cash overdrafts and the increase related to higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred tax liabilities, net, increased $1.8 million during the first nine months of fiscal 2013 as compared to April 30, 2012 due primarily to the increase in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first nine months of fiscal 2013, the Company had a $31.4 million increase in its debt facilities to help finance receivables growth of $47.0 million, an inventory increase of $8.6 million, capital expenditures of $3.2 million and common stock repurchases of $17.2 million.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2013	2012
Operating activities:
Net income	$23,376	$23,346
Provision for credit losses	70,499	62,056
Losses on claims for payment protection plan	5,249	4,353
Depreciation and amortization	2,070	1,697
Stock based compensation	1,525	1,681
Finance receivable originations	(284,931)	(263,539)
Finance receivable collections	144,025	140,084
Inventory	19,283	19,470
Accounts payable and accrued liabilities	2,806	(547)
Deferred payment protection plan revenue	1,614	1,169
Income taxes, net	(463)	1,052
Deferred income taxes	1,784	3,061
Accrued interest on finance receivables	(506)	(444)
Other	(522)	581
Total	(14,191)	(5,980)

Investing activities:
Purchase of property and equipment	(3,438)	(3,228)
Proceeds from sale of property and equipment	199	-
Total	(3,239)	(3,228)

Financing activities:
Debt facilities, net	31,374	36,334
Change in cash overdrafts	3,017	1,370
Purchase of common stock	(17,248)	(29,950)
Dividend payments	(30)	(30)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	906	1,670
Total	18,019	9,394

Increase in Cash	$589	$186

The primary drivers of operating profits and cash flows include (i) top line sales and the related finance receivables originations and collections, (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the nine months ended January 31, 2013 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, and (ii) a smaller increase in income tax payable, net and in deferred income taxes, partially offset by (iii) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan and (iv) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $37.2 million from April 30, 2012 to January 31, 2013.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years.   Management does expect a continuing tight supply of vehicles and a resulting pressure for increases in vehicle purchase costs. The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% - 43% range in the near term with overall contract terms increasing, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

The Company believes that the amount of credit available for the sub-prime auto industry has increased during recent months and management expects the availability of consumer credit within the automotive industry to be somewhat higher over the near term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms which have had a negative effect on collection percentages and liquidity when compared to prior periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses on a going-forward basis will be within historical ranges; however, losses for the full fiscal year 2013 could be slightly higher and will greatly dependent upon successful collections during income tax refund time. Significant negative macro-economic effects could cause actual results to differ from the anticipated range.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of January 31, 2013, the Company leased approximately 79% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under these facilities allow the Company to repurchase the Company’s stock so long as either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At January 31, 2013, the Company had $865,000 of cash on hand and an additional $35.7 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in March 2015 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

In January 2013, the Company received approval for a negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The negotiated settlement resulted in additional taxable income and a resulting tax payment for the exam period.  The question related to the timing of income recognition and therefore the additional income recognized in 2008 and 2009 will result in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the settlement the Company paid an immaterial amount of interest to the IRS related to the additional tax payment.

The IRS is currently auditing the federal income tax returns for fiscal years 2010 and 2011 for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2013.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2013, the weighted average total contract term was 28.7 months with 20.7 months remaining. The reserve amount in the allowance for credit losses at January 31, 2013, $75.6 million, was 21.5% of the principal balance in finance receivables of $363.9 million, less unearned payment protection plan revenue of $12.4 million. Based on the analysis of the allowance and strong and consistent credit results the past several years, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at January 31, 2012.  The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the loan origination date.  The average age of an account at charge-off date is 10.6 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of January 31, 2013, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $109.3 million outstanding at January 31, 2013. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At January 31, 2013, approximately 40% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2012 through November 30, 2012	62,160	$41.52	62,160	861,308
December 1, 2012 through December 31, 2012	0	$0.00	0	861,308
January 1, 2013 through January 31, 2013	0	$0.00	0	861,308
Total	62,160	$41.52	62,160	861,308

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

4.8
Amendment No. 2 to Amended and Restated Loan and Security Agreement dated February 4, 2013, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager.

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

101.INS	XBRL Instance Document

Exhibit Number	Description of Exhibit

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 1, 2013