Form 10-K
period 2013-04-30
AMERICAS CARMART INC
filed 2013-06-21
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-14939
________________________

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]     No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]     No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]     No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer	Accelerated filer [x]
[ ] Non-accelerated filer	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2012 was $340,107,984 (8,095,882 shares), based on the closing price of the registrant’s common stock of $42.01.
There were 9,018,073 shares of the registrant’s common stock outstanding as of June 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;

•	the Company’s ability to underwrite and collect its contracts effectively;

•	competition;

•	dependence on existing management;

•	availability of quality vehicles at prices that will be affordable to customers;

•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that could be enacted by federal and state governments; and

•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the “Company” include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2013, the Company operated 124 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its Integrated Auto Sales and Finance used car operation using the same business model that has been developed by Car-Mart over the last 30 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.2% in fiscal 2010 to a high of 23.1% in fiscal 2013 (average of 21.3%).  The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation.  The Company’s dealerships will continue to operate on a decentralized basis.  Each dealership is ultimately responsible for buying (via an assigned corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the contracts it originates in accordance with established policies and procedures.  Most customers make their payments in person at one of the Company’s dealerships.  This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms as well as an internal compliance function.

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.   The Company has made significant infrastructure investments during the last five years in order to improve performance of existing dealerships and to grow its dealership count.  These improvements have resulted in favorable operating results in recent years and have allowed the Company to successfully grow dealership count. The Company ended fiscal 2013 with 124 locations, a net increase of ten locations over the prior year end and current plans are to add new dealerships at an approximate 10% annual rate into the future. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,721 per unit in fiscal 2013.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 29.3 months), while requiring relatively low payments.

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

Well-Capitalized / Limited External Capital Required for Growth.  As of April 30, 2013, the Company’s debt to equity ratio was 0.49 to 1.0 (Revolving credit facilities divided by Total  equity on the Consolidated Balance Sheet), which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

Significant Expansion Opportunities.  The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also successful in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the ten states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. As previously discussed, the Company plans to add one dealership for every ten existing dealerships going forward depending upon operational success. Existing dealerships will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

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

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2013, 2012 and 2011:

	Years Ended April 30,
	2013	2012	2011
Dealerships at beginning of year	114	106	97
New dealerships opened/acquired	10	8	9
Dealerships closed	-	-	-

Dealerships at end of year	124	114	106

Below is a summary of dealership locations by state as of April 30, 2013, 2012 and 2011:

	As of April 30,
Dealerships by State	2013	2012	2011
Arkansas	38	37	37
Oklahoma	21	21	20
Missouri	17	14	13
Texas	14	14	14
Kentucky	10	10	9
Alabama	13	10	8
Tennessee	5	4	4
Mississippi	4	3	0
Georgia	1	0	0
Indiana	1	1	1

Total	124	114	106

Dealerships are typically located in smaller communities.  As of April 30, 2013, approximately 74% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company’s buyers purchase vehicles between six and 12 years of age with 90,000 to 140,000 miles, and pay between $3,000 and $6,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Chevrolet Impala, Ford Taurus, Ford Mustang, Dodge Ram Pickup, Ford Explorer and the Ford Ranger.  The Company sells a significant number of trucks and sport utility vehicles. The Company’s buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 25 to 100 vehicles depending on the maturity of the dealership.  Inventory turns over approximately 8 to 9 times each year.  Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises in local newspapers, on the radio, on television and on the internet.  In addition, the Company periodically conducts promotional sales campaigns in order to increase sales.

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 18 months to 36 months (average of 29.3 months), and annual interest charges ranging from 11% to 19% (weighted average of 14.9% at April 30, 2013). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system used for monitoring and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level.  The majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, customers can also send their payments through the mail or make payments at certain money service centers.  Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The Company also has a corporate collections team, led by the Director of Collections Practices and Review, which monitors policies, procedures and the status of accounts at the dealership level.  The Company believes that the timely response to past due accounts is critical to its collections success.

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

The Company’s approach with respect to new dealership openings has been one of gradual development.  The manager in charge of a new dealership is normally a recently promoted associate who was an assistant manager at a larger dealership and in most cases participated in the formal manager-in-training program.  The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. The facility may be of a modular nature or an existing structure.  Historically, new dealerships have operated with a low level of inventory and personnel.  As a result of the modest staffing level, the new dealership manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her dealership’s operations.  As the dealership develops and the customer base grows, additional staff is hired. Recently, the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new dealership openings have improved.

Typically, monthly sales levels at new dealerships are substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Sales growth at new dealerships can exceed 10% per year for a number of years.  Historically, mature dealerships typically experience annual sales growth, but at a lower percentage than new dealerships. Due to continual operational initiatives the Company is able to support higher sales levels as a result. Sales increased by 11% in fiscal 2011, 13% in fiscal 2012 and 8% in fiscal 2013 primarily due to same dealership growth.

New dealerships are generally provided with approximately $1.5 million to $2.5 million in capital from the corporate office during the first few years of operation.  These funds are used principally to fund receivables growth.  After this start-up period, new dealerships can typically begin generating positive cash flow, allowing for some continuing growth in receivables without additional capital from the corporate office. As these dealerships become cash flow positive, a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, dealerships serves as an important operating discipline.  Dealerships must be profitable in order to grow and typically new dealerships are profitable within the first year of opening.

Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a  purchasing director, a sales director, a director of collections practices and review, a support operations officer, compliance auditors, a vice president of human resources, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees dealership operations.  The Company’s dealerships transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing.  The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers.  Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders avoid this market because of its high credit risk and the associated collections efforts.  Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it has been largely unaffected by the credit constrictions and has been able to continue to grow its revenue level and receivable base. More recently, funding for the deep subprime automobile market has increased.  Management attributes the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession.

Competition

The used automotive retail industry is highly competitive and fragmented.  The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and to a lesser but increasing degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale of used vehicles.  The increased funding to the used automobile industry has led to increased competitive pressures which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts, as well as to the slightly higher charge-off levels experienced by the Company in recent periods.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2011, fiscal 2012 and fiscal 2013 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the Consumer Financial Protection Bureau (“CFPB”) with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company.  The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, the President appointed a Director of the CFPB in a recess appointment. With this appointment the CFPB believes it can now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.  The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. Until the CFPB begins to propose rules and regulations that apply to consumer credit activities relevant to the products and services of the Company, it is not possible to accurately predict what effect the CFPB will have on the business or on the Company’s operations and financial performance.

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

Employees

As of April 30, 2013, the Company, including its consolidated subsidiaries, employed approximately 1,200 full time associates.  None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2013:

Name	Age	Position with the Company

William H. Henderson	49	President, Chief Executive Officer and Director

Eddie L. Hight	50	Chief Operating Officer

Jeffrey A. Williams	50	Chief Financial Officer, Vice President Finance, Secretary and Director

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

The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and to a lesser but increasing degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale, which includes, in most cases, financing for the customer, of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices.  Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins.  Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

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

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the CFPB with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company.  The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, the President appointed a Director of the CFPB in a recess appointment. With this appointment the CFPB believes it can now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.  The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. Until the CFPB begins to propose rules and regulations that apply to consumer credit activities relevant to the products and services of the Company, it is not possible to accurately predict what effect the CFPB will have on the business or on the Company’s operations and financial performance.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the ten states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 39% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

The Company relies on its information systems in managing its sales, inventory, consumer financing, and customer information effectively. The failure of the Company’s information systems to perform as designed, or the failure to maintain and continually enhance or protect the integrity of these systems, could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

Changes in the availability or cost of capital and working capital financing could adversely affect the Company’s growth and business strategies, and volatility and disruption of the capital and credit markets and adverse changes in the global economy could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.

The Company generates cash from income from continuing operations.  The cash is primarily used to fund finance receivables growth.  To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to fund operations.  On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans.  Any adverse changes in the  Company’s ability to borrow under revolving credit facilities or fixed interest term loans, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.  Further, the Company’s current credit facilities contain various reporting and financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

The capital and credit markets have remained somewhat constricted as a result of adverse economic conditions that caused the failure and near failure of a number of large financial services companies in the past few years.  While the adverse conditions in recent years have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets.  If the capital and credit markets experience further disruptions and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions.  In addition, if negative global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

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

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal years 2011, 2012 and 2013 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2013, the Company leased approximately 80% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low

First quarter	$47.92	$35.81	$37.50	$23.73
Second quarter	49.20	40.42	35.07	25.81
Third quarter	43.32	35.89	41.23	31.09
Fourth quarter	50.59	39.52	48.24	37.02

As of June 15, 2013, there were approximately 900 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Stock Incentive Plan and the 2007 Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees.  These plans have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2013:

	Number of securities to be issued upon exercise of oustanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	1,122,500	$21.28	579,527

Equity compensation plans not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2008 and ending on April 30, 2013.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2008.

The dollar value at April 30, 2013 of $100 invested in the Company’s common stock on April 30, 2008 was $321.54, compared to $207.19 for the Automobile Index described above and $144.98 for the NASDAQ Market Index (U.S. Companies).

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

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on August 16, 2012. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2013 through February 28, 2013	0	$0.00	0	861,308
March 1, 2013 through March 31, 2013	0	$0.00	0	861,308
April 1, 2013 through April 30, 2013 (2)	1,234	$46.27	0	861,308
Total	1,234	$46.27	0	861,308

(1)  The above described stock repurchase program has no expiration date.
(2) 1,234 of the shares purchased during April 2013 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2013	2012	2011	2010	2009

Revenues	$464,676	$430,177	$379,251	$338,930	$298,966

Net income attributable to common stockholders	$32,125	$32,947	$28,175	$26,799	$17,906
Diluted earnings per share from continuing operations	$3.36	$3.24	$2.54	$2.27	$1.52

	April 30,
	(In thousands)
	2013	2012	2011	2010	2009

Total assets	$358,265	$310,940	$276,409	$251,272	$219,624
Total debt	$99,563	$77,900	$47,539	$38,766	$29,839
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$202,268	$184,473	$187,011	$176,190	$157,077
Shares outstanding	9,023	9,378	10,497	11,338	11,729

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2013, the Company operated 124 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 16% per year over the last ten years (average 12%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 8.0% for the fiscal year ended April 30, 2013 compared to fiscal 2012 primarily due to an 8.0% increase in retail units sold, a 0.5% increase in average retail sales price and a 13.0% increase in interest income.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 23.1% in fiscal 2013 (average of 21.3%).  In fiscal 2009, the Company saw the benefit of operational improvements despite negative macro-economic factors and experienced credit losses of 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company did experience some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  Credit results were acceptable and consistent over the past several years, and the overall quality of the portfolio at April 30, 2012 was good based on performance factors underlying the outstanding contract pools. As a result, management reduced the allowance for credit losses as a percentage of finance receivables at April 30, 2012 to 21.5% from 22.0%.  The allowance for credit losses had been 22% of finance receivables since October 2006. Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as slightly higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.

The Company continues to make improvements to its business practices, including better underwriting and better collection procedures. Negative macro-economic issues sometimes can have, but do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review, which is also having a positive effect on results by providing more timely oversight and providing for more accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.  Additionally, increased competition for used vehicle financing can have a negative effect on collections.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2013 was 42.5%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2013	2012
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2013	2012	2011	2012	2011	2013	2012	2011
Operating Statement:
Revenues:
Sales	$415,740	$386,857	$341,859	7.5%	13.2%	100.0%	100.0%	100.0%
Interest and other income	48,936	43,320	37,392	13.0	15.9	11.8	11.2	10.9
Total	464,676	430,177	379,251	8.0	13.4	111.8	111.2	110.9

Costs and expenses:
Cost of sales, excluding depreciation shown below	239,095	223,392	195,985	7.0%	14.0%	57.5	57.7	57.3
Selling, general and administrative	73,069	67,663	62,141	8.0	8.9	17.6	17.5	18.2
Provision for credit losses	96,035	81,638	70,964	17.6	15.0	23.1	21.1	20.8
Loss on prepayment of debt	-	-	507	-	-	-	-	0.1
Interest expense	2,937	2,285	2,625	28.5	(13.0)	0.7	0.6	0.8
Depreciation and amortization	2,826	2,329	1,928	21.3	20.8	0.7	0.6	0.6
Loss on disposal of property and equipment	58	91	55	(36.3)	65.5	-	-	-
Total	414,020	377,398	334,205	9.7	12.9	99.6	97.5	97.8

Income before Taxes	$50,656	$52,779	$45,046	(4.0)	17.2	12.2%	13.6%	13.2%

Operating Data (Unaudited):
Retail units sold	40,737	37,722	34,424	8.0%	9.6%
Average dealerships in operation	118	110	101	7.3	8.9
Average units sold per dealership	345	343	341	0.7	0.6
Average retail sales price	$9,721	$9,675	$9,361	0.5	3.4

Same store revenue growth	3.3%	7.5%	7.3%
Receivables average yield	14.3%	14.2%	13.6%

2013 Compared to 2012

Total revenues increased $34.5 million, or 8.0%, in fiscal 2013, as compared to revenue growth of 13.4% in fiscal 2012, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($13.8 million), (ii) revenue growth from dealerships opened during fiscal 2012 ($12.2 million), and (iii) revenues from dealerships opened during fiscal 2013 ($8.5 million).  The increase in revenue for fiscal 2013 is attributable to (i) an 8.0% increase in retail unit volumes together with a 0.5% increase in the average unit sales price, (ii) a 13.0% increase in interest and other income partially offset by, (iii) a $2.2 million decrease in wholesale sales.

Cost of sales, as a percentage of sales, decreased to 57.5% in fiscal 2013 from 57.7% in fiscal 2012. The Company’s cost of sales as a percentage of sales was positively affected by pricing efficiencies in the average selling price and the effect of lower wholesale sales, offset by higher losses on the payment protection plan product.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the overall decrease in new car sales during the last few years when compared to pre-recession levels, which can result in higher purchase costs for the Company.

Selling, general and administrative expenses, as a percentage of sales, increased 0.1% to 17.6% in fiscal 2013 from 17.5% in fiscal 2012.  The percentage increase was principally the result of lower sales levels during the second quarter as a large majority of the Company’s operating costs are more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $5.4 million from fiscal 2012, which consisted primarily of increased payroll costs and other incremental costs related to new lot openings.  Many of the company’s compensation arrangements are tied to financial performance and as such, more payroll costs are incurred during periods of improved financial results.

Provision for credit losses, as a percentage of sales, increased 2.0% from 21.1% in fiscal 2012 (21.5% excluding the effect of the reduction in the allowance for credit losses) to 23.1% in fiscal 2013.  Credit losses as a percentage of sales increased due to the lower principal collections as a percentage of average finance receivables, continuing negative macro-economic and competitive factors especially related to increased funding to the deep subprime automobile industry.  The Company has implemented several operational initiatives for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic issues are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Interest expense as a percentage of sales increased to 0.7% for fiscal 2013 compared to 0.6% for fiscal 2012.  Higher average borrowings during the fiscal year 2013 ($93.3 million compared to $70.2 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

2012 Compared to 2011

Total revenues increased $50.9 million, or 13.4%, in fiscal 2012, as compared to revenue growth of 11.9% in fiscal 2011, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($27.8 million), (ii) revenue growth from dealerships opened during fiscal 2011 ($15.3 million), and (iii) revenues from dealerships opened during fiscal 2012 ($7.8 million).  The increase in revenue for fiscal 2012 is attributable to (i) a 9.6% increase in retail unit volumes together with a 3.4% increase in the average unit sales price, (ii) a 15.9% increase in interest and other income and, (iii) a $2.3 million increase in wholesale sales.

Cost of sales, as a percentage of sales, increased to 57.7% in fiscal 2012 from 57.3% in fiscal 2011. The Company’s cost of sales as a percentage of sales was negatively affected by increased average selling price, higher inventory repair costs and a lower margin for the payment protection plan and service contract products.  The Company’s selling prices are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. The Company continued to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the decrease in new car sales during the last few years, which results in higher purchase costs for the Company.

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

Provision for credit losses, as a percentage of sales, increased 0.3% from 20.8% in fiscal 2011 to 21.1% in fiscal 2012 (21.5% excluding the effect of the reduction in the allowance for credit losses).   The Company continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic issues continued to put pressure on our customers and the resulting collections of our finance receivables.  Despite the increase in credit losses in fiscal 2012 compared to the prior fiscal year, the credit losses for fiscal 2012 were in line with historical experience and within an acceptable range.  The Company continues to take steps to improve dealership level execution regarding collections.  Additionally, the Company continues to increase its investment in the corporate infrastructure within the collection area which is expected to continue to have a positive effect on results by providing more oversight and providing more accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Interest expense as a percentage of sales decreased to 0.6% for fiscal 2012 compared to 0.8% for fiscal 2011.  Higher average borrowings during the fiscal year 2012 ($70.2 million compared to $48.4 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2013, 2012 and 2011 (in thousands):

	April 30,
	2013	2012	2011
Assets:
Finance receivables, net	$288,049	$251,103	$222,305
Inventory	32,827	27,242	23,595
Property and equipment, net	30,181	27,547	25,532

Liabilities:
Accounts payable and accrued liabilities	24,957	20,701	19,091
Deferred payment protection plan revenue	12,910	10,745	8,963
Deferred tax liabilities, net	18,167	16,721	13,405
Revolving credit facilities	99,563	77,900	47,539

Historically, finance receivables has tended to grow slightly faster than revenue growth.  This has been historically due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price. The following table shows receivables growth compared to revenue growth.  The average term for installment sales contracts at April 30, 2013 was 29.3 months compared to 28.1 months at April 30, 2012.  Principal collections as a percent of average finance receivables was 60.6% for fiscal 2013 compared to 65.6% for fiscal 2012 contributing to the growth in finance receivables being more than revenue growth.  Revenue growth results from same store revenue growth and the addition of new dealerships.

	Years Ended April 30,
	2013	2012	2011

Growth in finance receivable, net of deferred payment protection plan revenue	14.5%	11.9%	8.2%
Revenue growth	8.0%	13.4%	11.9%

In fiscal 2013, inventory increased 20.5% ($5.6 million) as compared to revenue growth of 8.0%.  The increase resulted primarily from (i) slightly higher overall price increases for the type of vehicle the Company purchases for resale, (ii) the Company’s desire to offer a broad mixture and increased quantities of vehicles to adequately serve its expanding retail customer base and (iii) new dealership openings. The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net increased $2.6 million in fiscal 2013 as compared to fiscal 2012 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased $4.3 million at April 30, 2013 as compared to April 30, 2012 due primarily to increased payables related to higher inventory levels and other volume related expenditures for cost of goods sold and selling, general and administrative costs as well as the amount and timing of cash overdrafts.

The unearned portion of the payment protection plan product increased $2.2 million in fiscal 2013 over fiscal 2012, primarily resulting from the increased sales of the payment protection plan product.

Deferred tax liabilities, net increased $1.4 million at April 30, 2013 as compared to April 30, 2012 primarily due to increased finance receivables, partially offset by deferred tax assets related to the increased accrued liabilities, increased share based compensation and increased deferred payment protection plan revenue.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2013 the Company had a $21.7 million net increase in total debt used to contribute to the funding of finance receivables growth of $46 million, an increase in inventory to support higher sales levels and new dealerships of $5.6 million, net capital expenditures of $5.5 million and common stock repurchases of $17.3 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,

	2013	2012	2011
Operating activities:
Net income	$32,165	$32,987	$28,215
Provision for credit losses	96,035	81,638	70,964
Losses on claims for payment protection plan	7,544	6,053	4,927
Depreciation and amortization	2,826	2,329	1,928
Amortization of debt issuance costs	209	182	88
Stock based compensation	1,852	2,172	2,885
Unrealized gain for change in fair value of interest rate swap		-	(72)
Deferred income taxes	1,446	3,316	4,212
Finance receivable originations	(387,895)	(354,328)	(311,249)
Finance receivable collections	207,713	200,697	188,840
Accrued interest on finance receivables	(356)	(295)	(172)
Inventory	34,072	33,495	26,408
Accounts payable and accrued liabilities	2,847	1,482	1,302
Deferred payment protection plan revenue	2,165	1,782	734
Income taxes, net	(756)	(3)	(1,248)
Other	(1,203)	189	(898)
Total	(1,336)	11,696	16,864

Investing activities:
Purchase of property and equipment	(5,726)	(4,452)	(4,801)
Proceeds from sale of property and equipment	208	17	8
Total	(5,518)	(4,435)	(4,793)

Financing activities:
Debt facilities, net	21,663	30,361	8,773
Change in cash overdrafts	1,409	128	(610)
Purchase of common stock	(17,305)	(39,367)	(20,347)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	1,123	1,710	108
Total	6,850	(7,208)	(12,116)

Increase (Decrease) in Cash	$(4)	$53	$(45)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from income from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations; generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2013 compared to fiscal 2012 were negatively impacted by (i) lower collections as a percentage of finance receivables, (ii) increased inventory levels, and (iii) an increase in income taxes payable, net and in deferred income taxes, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan and (v) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $36.9 million during fiscal 2013.

Cash flows from operations in fiscal 2012 compared to fiscal 2011 were positively impacted by (i) higher sales volumes and increased interest income, (ii) higher values for inventory acquired in both repossessions and payment protections plan claims, (iii) an increase in the change of accounts payable and accrued liabilities, offset by the net effect of other components of the change in finance receivables including originations and collections.  Finance receivables, net, increased by $28.9 million during fiscal 2012.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last few years.   Management does expect a continuing tight supply of vehicles and a resulting pressure for increases in vehicle purchase costs. The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% range in the near term with overall contract terms increasing due in part to competitive pressures, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

The Company believes that the amount of credit available for the sub-prime auto industry has increased recently and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses on a near term going-forward basis will be somewhat higher than historical ranges.  Significant negative macro-economic effects as well as competitive pressures could cause actual results to differ from the anticipated range.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2013, the Company leased approximately 80% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2013, the Company had $272,000 of cash on hand and approximately $40 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in March 2015 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and/or borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $6 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2013, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$99,563	$-	$99,563	$-	$-
Operating leases	38,688	4,623	9,188	8,562	16,315

Total	$138,251	$4,623	$108,751	$8,562	$16,315

The above excludes estimated interest payments on the Company’s revolving line of credit.  The $38.7 million of operating lease commitments includes $7.4 million of non-cancelable lease commitments under the primary lease terms, and $31.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 80% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2013, 2012 and 2011, rent expense for all operating leases amounted to approximately $4.7 million, $4.2 million and $3.7 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation and a deferred tax liability has been recorded for this timing difference.   The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 230 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

 In fiscal 2010, the Internal Revenue Service (“IRS”) completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the Internal Revenue Code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue was timing in nature and did not affect the overall tax provision, but affected the timing of required tax payments.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2013.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At April 30, 2013, the weighted average total contract term was 29.3 months with 21.3 months remaining. The reserve amount in the allowance for credit losses at April 30, 2013, $75.3 million, was 21.5% of the principal balance in Finance receivables of $363.4 million, less unearned payment protection plan revenue of $12.9 million. Based on the analysis discussed below and strong and consistent credit results the past several years, management reduced the allowance for credit losses at April 30, 2012 to 21.5% from 22.0% at April 30, 2011.  The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 10.6 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.5 million.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $99.6 million outstanding at April 30, 2013. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.0 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At April 30, 2013, approximately 39% of the Company’s finance receivables were originated in Arkansas.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2013 and 2012

Consolidated Statements of Operations for the years ended April 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended April 30, 2013, 2012 and 2011

Consolidated Statement of Equity for the years ended April 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 21, 2013 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 21, 2013

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2013	April 30, 2012
Assets:
Cash and cash equivalents	$272	$276
Accrued interest on finance receivables	1,784	1,428
Finance receivables, net	288,049	251,103
Inventory	32,827	27,242
Prepaid expenses and other assets	2,407	1,545
Income taxes receivable, net	2,390	1,444
Goodwill	355	355
Property and equipment, net	30,181	27,547

Total Assets	$358,265	$310,940

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$8,832	$7,352
Deferred payment protection plan revenue	12,910	10,745
Accrued liabilities	16,125	13,349
Deferred tax liabilities, net	18,167	16,721
Revolving credit facilities	99,563	77,900
Total liabilities	155,597	126,067

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,414,659 and 12,371,167 issued at April 30, 2013 and April 30, 2012, respectively, of which 9,023,290 and 9,378,346 were outstanding at April 30, 2013 and April 30, 2012, respectively	124	124
Additional paid-in capital	53,332	50,357
Retained earnings	243,259	211,134
Less: Treasury stock, at cost, 3,391,369 and 2,992,821 shares at April 30, 2013 and April 30, 2012, respectively	(94,547)	(77,242)
Total stockholders' equity	202,168	184,373
Non-controlling interest	100	100
Total equity	202,268	184,473

Total Liabilities, Mezzanine Equity and Equity	$358,265	$310,940

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2013	2012	2011
Revenues:
Sales	$415,740	$386,857	$341,859
Interest and other income	48,936	43,320	37,392

Total revenue	464,676	430,177	379,251

Costs and expenses:
Cost of sales, excluding depreciation shown below	239,095	223,392	195,985
Selling, general and administrative	73,069	67,663	62,141
Provision for credit losses	96,035	81,638	70,964
Loss on prepayment of debt	-	-	507
Interest expense	2,937	2,285	2,625
Depreciation and amortization	2,826	2,329	1,928
Loss on disposal of property and equipment	58	91	55
Total costs and expenses	414,020	377,398	334,205

Income before taxes	50,656	52,779	45,046

Provision for income taxes	18,491	19,792	16,831

Net income	$32,165	$32,987	$28,215

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$32,125	$32,947	$28,175

Earnings per share:
Basic	$3.53	$3.36	$2.59
Diluted	$3.36	$3.24	$2.54

Weighted average number of shares outstanding:
Basic	9,111,851	9,793,616	10,861,403
Diluted	9,569,702	10,156,355	11,088,243

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2013	2012	2011
Net income	$32,165	$32,987	$28,215
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	96,035	81,638	70,964
Losses on claims for payment protection plan	7,544	6,053	4,927
Depreciation and amortization	2,826	2,329	1,928
Amortization of debt issuance costs	209	182	88
Loss on sale of property and equipment	58	91	55
Stock based compensation	1,852	2,172	2,885
Unrealized gain for change in fair value of interest rate swap	-	-	(72)
Deferred income taxes	1,446	3,316	4,212
Change in operating assets and liabilities:
Finance receivable originations	(387,895)	(354,328)	(311,249)
Finance receivable collections	207,713	200,697	188,840
Accrued interest on finance receivables	(356)	(295)	(172)
Inventory	34,072	33,495	26,408
Prepaid expenses and other assets	(1,071)	319	(958)
Accounts payable and accrued liabilities	2,847	1,482	1,302
Deferred payment protection plan revenue	2,165	1,782	734
Income taxes, net	(756)	(3)	(1,248)
Excess tax benefit from share-based payments	(190)	(221)	5
Net cash provided by (used in) operating activities	(1,336)	11,696	16,864

Investing Activities:
Purchase of property and equipment	(5,726)	(4,452)	(4,801)
Proceeds from sale of property and equipment	208	17	8
Net cash used in investing activities	(5,518)	(4,435)	(4,793)

Financing Activities:
Exercise of stock options and warrants	790	1,371	-
Excess tax benefits from stock based compensation	190	221	5
Issuance of common stock	143	118	103
Purchase of common stock	(17,305)	(39,367)	(20,347)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(56)	(306)	(530)
Change in cash overdrafts	1,409	128	(610)
Principal payments on note payable	-	-	(6,822)
Proceeds from revolving credit facilities	330,238	324,853	149,967
Payments on revolving credit facilities	(308,519)	(294,186)	(133,842)
Net cash provided by (used in) financing activities	6,850	(7,208)	(12,116)

Increase (decrease) in cash and cash equivalents	(4)	53	(45)
Cash and cash equivalents, beginning of period	276	223	268

Cash and cash equivalents, end of period	$272	$276	$223

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2013, 2012 and 2011

			Additional			Non
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2010	12,268,807	$123	$43,483	$150,012	$(17,528)	$100	$176,190

Issuance of common stock	4,851	-	103	-	-	-	103
Purchase of 848,900 treasury shares	-	-	-	-	(20,347)	-	(20,347)
Tax benefit of restricted stock vested	-	-	5	-	-	-	5
Stock based compensation	3,000	-	2,885	-	-	-	2,885
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	28,215	-	-	28,215

Balance at April 30, 2011	12,276,658	$123	$46,476	$178,187	$(37,875)	$100	$187,011

Issuance of common stock	3,862	-	118	-	-	-	118
Stock options exercised	88,647	1	1,370	-	-	-	1,371
Purchase of 1,212,791 treasury shares	-	-	-	-	(39,367)	-	(39,367)
Tax benefit of restricted stock vested	-	-	221	-	-	-	221
Stock based compensation	2,000	-	2,172	-	-	-	2,172
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,987	-	-	32,987

Balance at April 30, 2012	12,371,167	$124	$50,357	$211,134	$(77,242)	$100	$184,473

Issuance of common stock	4,242	-	143	-	-	-	143
Stock options exercised	35,750	-	790	-	-	-	790
Purchase of 398,548 treasury shares	-	-	-	-	(17,305)	-	(17,305)
Tax benefit of restricted stock vested	-	-	190	-	-	-	190
Stock based compensation	3,500	-	1,852	-	-	-	1,852
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,165	-	-	32,165

Balance at April 30, 2013	12,414,659	$124	$53,332	$243,259	$(94,547)	$100	$202,268

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2013, the Company operated 124 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 39% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in March 2015.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.8 million and $1.4 million at April 30, 2013 and 2012, respectively), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2013 5.1% of the Company’s finance receivable balances were 30 days or more past due compared to 4.1% at April 30, 2012.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 71 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 10.6 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2013 or 2012.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis.  Vehicle reconditioning costs are capitalized as a component of inventory.  Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value.  The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2013 or fiscal 2012.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2010.

In fiscal 2010, the Internal Revenue Service (“IRS”) completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS questioned whether deferred payment protection plan (“PPP”) revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the Internal Revenue Code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue was timing in nature and did not affect the overall tax provision, but affected the timing of required tax payments.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2013 and 2012, respectively.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the service contract period.  Service contract related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivable accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2013, 2012 and 2011:

	Years Ended April 30,
(In thousands)	2013	2012	2011

Sales – used autos	$368,674	$340,368	$300,107
Wholesales – third party	19,718	21,910	19,601
Service contract sales	14,594	13,451	12,042
Payment protection plan revenue	12,754	11,128	10,109

Total	$415,740	$386,857	$341,859

At April 30, 2013 and 2012, finance receivables more than 90 days past due were approximately $2.0 million and $656,000, respectively. Late fee revenues totaled approximately $2.0 million, $1.7 million and $1.7 million for the fiscal years ended 2013, 2012 and 2011, respectively.  Late fee revenue is recognized when collected and is reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $4.1 million, $3.5 million and $3.4 million for the years ended April 30, 2013, 2012 and 2011, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $290,000, $236,000, and $201,000 to the plans for the years ended April 30, 2013, 2012 and 2011, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2013, 2012 and 2011 were not material. A total of 200,000 shares were registered and 167,537 remain available for issuance under this plan at April 30, 2013.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net income attributable to common stockholders by the average number of common shares outstanding during the period plus dilutive common stock equivalents.  The calculation of diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and non-vested restricted stock, which if exercised or converted into common stock would then share in the earnings of the Company.  In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

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

Treasury Stock

The Company purchased 398,548, 1,212,791, and 848,900 shares of its common stock to be held as treasury stock for a total cost of $17.3 million, $39.4 million and $20.3 million during the years ended April 30, 2013, 2012 and 2011, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in our financing receivables is managed as one homogeneous pool.  The components of finance receivables as of April 30, 2013 and 2012 are as follows:

(In thousands)	April 30, 2013	April 30, 2012

Gross contract amount	$414,614	$359,364
Less unearned finance charges	(51,220)	(42,430)
Principal balance	363,394	316,934
Less allowance for credit losses	(75,345)	(65,831)

Finance receivables, net	$288,049	$251,103

Changes in the finance receivables, net for the years ended April 30, 2013, 2012 and 2011 are as follows:

	Years Ended April 30,
(In thousands)	2013	2012	2011

Balance at beginning of period	$251,103	$222,305	$205,423
Finance receivable originations	387,895	354,328	311,249
Finance receivable collections	(207,713)	(200,697)	(188,840)
Provision for credit losses	(96,035)	(81,638)	(70,964)
Losses on claims for payment protection plan	(7,544)	(6,053)	(4,927)
Inventory acquired in repossession and payment protection plan claims	(39,657)	(37,142)	(29,636)

Balance at end of period	$288,049	$251,103	$222,305

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2013, 2012 and 2011 are as follows:

	Years Ended April 30,
(In thousands)	2013	2012	2011

Balance at beginning of period	$65,831	$60,173	$55,628
Provision for credit losses	96,035	81,638	70,964
Charge-offs, net of recovered collateral	(86,521)	(75,980)	(66,419)

Balance at end of period	$75,345	$65,831	$60,173

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables was 25.2% for fiscal 2013 as compared to 24.8% for fiscal 2012.  Higher sales volumes had the effect of increasing required additions to the allowance charged to the provision for each of the three fiscal years ending April 30, 2013.  In fiscal 2012 the increase was partially offset by a decrease in the allowance percentage from 22% to 21.5% (a $1.5 million effect), based on the overall quality of the portfolio at April 30, 2012 and several consecutive years of good credit results.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were lower in fiscal 2013 compared to fiscal 2012 requiring increased additions to the allowance.  Delinquencies greater than 30 days increased to 5.1% for April 30, 2013 compared to 4.1% at April 30, 2012.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during fiscal 2013 and 2012, the Company is focused on continuing operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most of the Company’s customers were positive as related to credit results when compared to the prior years.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2013		April 30, 2012
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$284,441	78.27%	$262,325	82.77%
3 - 29 days past due	60,477	16.64%	41,508	13.10%
30 - 60 days past due	10,232	2.82%	8,818	2.78%
61 - 90 days past due	6,280	1.73%	3,627	1.14%
> 90 days past due	1,964	0.54%	656	0.21%
Total	$363,394	100.00%	$316,934	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.    The Company believes that the increase in the past due percentages can be attributed in part to the continuing challenging macroeconomic environment our customers are facing.

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

	Twelve Months Ended April 30,
	2013	2012

Principal collected as a percent of average finance receivables	60.6%	65.6%
Average down-payment percentage	6.6%	7.0%

	April 30, 2013	April 30, 2012
Average originating contract term (in months)	27.2	26.8
Portfolio weighted average contract term, including modifications (in months)	29.3	28.1

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to higher delinquencies, slightly longer average contract term and the higher average portfolio interest rate, together with an increase in contract modifications.  The Company did modify a higher number of accounts during fiscal 2013 and had more delinquent accounts on average as management worked with customers experiencing delays with income tax refunds during the end of the third quarter and throughout the fourth quarter.  The Company schedules seasonal payments during tax refund time as a significant number of customers receive income tax refunds.  These seasonal payments assist in efforts to keep payments affordable and terms shortened.   The increases in term are primarily related to our efforts to keep our payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive our term lengths may continue to increase some into the future.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2013	April 30, 2012

Land	$6,211	$6,079
Buildings and improvements	10,715	10,275
Furniture, fixtures and equipment	9,956	8,904
Leasehold improvements	15,874	12,368
Construction in progress	1,246	1,063
Less accumulated depreciation and amortization	(13,821)	(11,142)

	$30,181	$27,547

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2013	April 30, 2012

Employee compensation	$5,227	$5,063
Cash overdrafts (see Note B)	1,537	128
Deferred service contract revenue (see Note B)	3,464	3,036
Deferred sales tax (see Note B)	2,436	1,785
Interest	237	185
Other	3,224	3,152

	$16,125	$13,349

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2013	April 30, 2012

Revolving credit facilities	$145,000	LIBOR + 2.5%	March 2015	$99,563	$77,900
( 2.70% at April 30, 2013 and 2.74% at April 30, 2012)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  On September 20, 2012, the Credit Facilities were amended to increase the total revolving commitment to $145 million.  The Credit Facilities expire in March 2015.  The revolving credit facilities are collateralized primarily by finance receivables and inventory of Car-Mart, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Agreement is generally LIBOR plus 2.5%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.   The Company was in compliance with the covenants at April 30, 2013.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2013, the Company had approximately $40 million of additional availability under the revolving credit facilities.  In connection with the amendment to the Credit Facilities in September 2012, the Company incurred debt issuance costs of approximately $42,000.  In connection with the amendment to the credit facilities in March, 2012 the Company incurred debt issuance costs of $306,000 and in connection with the refinancing of the revolving credit facilities in November 2010, the Company incurred debt issuance costs of $530,000.  The debt issuance costs were deferred and will be amortized over the life of the new agreements.  The Company recognized $209,000 and $182,000 of amortization in fiscal 2013 and 2012, respectively, related to the debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statement of Operations.

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

Interest Rate Swap Agreement

In fiscal 2011, the Company had an interest rate swap agreement (“Agreement”) with its primary lender for a notional principal amount of $20 million.  The effective date of the Agreement was May 20, 2008.  The Agreement was set to mature on May 31, 2013 and provided that the Company would pay monthly interest on the notional amount at a fixed rate of 6.68% and receive monthly interest on the notional amount at a floating rate based on the bank’s prime lending rate, an initial rate of 5.00%.  The Company entered into this Agreement to manage a portion of its interest rate exposure by effectively converting a portion of its variable rate debt into fixed rate debt; however, due to unfavorable interest rate movements, the Company terminated the interest rate swap agreement in April 2011 for $1.3 million.  The interest rate swap agreement was not designated as a hedge by Company management; therefore, the loss on the Agreement is reported in earnings. The loss on the Agreement reported in earnings as interest expense was $72,000 for the year ended April 30, 2011.  The interest on the credit facilities, the net settlements under the interest rate swap and the changes in the fair value of the agreement, were all reflected in interest expense in the Company’s Consolidated Statement of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2013 and 2012:

	April 30, 2013		April 30, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$272	$272	$276	$276
Finance receivables, net	288,049	227,121	251,103	198,084
Accounts payable	8,832	8,832	7,352	7,352
Revolving credit facilities	99,563	99,563	77,900	77,900

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2013, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

 H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2013	2012	2011
Provision for income taxes
Current	$17,045	$16,476	$12,619
Deferred	1,446	3,316	4,212

	$18,491	$19,792	$16,831

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2013	2012	2011

Tax provision at statutory rate	$17,729	$18,473	$15,766
State taxes, net of federal benefit	829	1,125	980
Other, net	(67)	194	85

	$18,491	$19,792	$16,831

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows:

	April 30,
(In thousands)	2013	2012

Deferred tax liabilities related to:
Finance receivables	$22,965	$20,122
Property and equipment	2,159	2,211
Total	25,124	22,333

Deferred tax assets related to:
Accrued liabilities	1,524	1,330
Inventory	180	145
Share based compensation	4,219	3,691
Payment protection plan	1,034	446
Total	6,957	5,612

Deferred tax liabilities, net	$18,167	$16,721

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2013, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2013	2012	2011

Weighted average shares outstanding-basic	9,111,851	9,793,616	10,861,403
Dilutive options and restricted stock	457,851	362,739	226,840

Weighted average shares outstanding-diluted	9,569,702	10,156,355	11,088,243

Antidilutive securities not included:
Options	40,000	27,500	556,000

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock-based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At April 30, 2013, there are 860,500 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The Company recorded total stock-based compensation expense for all plans of $1.9 million ($1.2 million after tax effects) and $2.2 million ($1.4 million after tax effects) for the year ended April 30, 2013 and 2012, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  Options granted under the Company’s stock option plans expire in the calendar years 2014 through 2022.

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	March 27, 2022
Shares available for grant at April 30, 2013	-	392,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2013	April 30, 2012	April 30, 2011
Expected terms (years)	5.0	5.0	5.0
Risk-free interest rate	0.78%	1.48%	1.80%
Volatility	50%	50%	50%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2010 to April 30, 2013:

	Number of Shares	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2010	1,110,397	$6.59	to	$24.47	$21,366	$19.24

Granted	23,750			$22.87	543	22.87
Expired	(1,000)			$11.62	(12)	11.62

Outstanding at April 30, 2011	1,133,147	$6.59	to	$24.47	$21,897	$19.32

Granted	73,750	$24.69	to	$45.72	2,355	31.93
Exercised	(88,647)	$6.59	to	$24.69	(1,371)	15.46

Outstanding at April 30, 2012	1,118,250	$11.83	to	$45.72	$22,881	$20.46

Granted	40,000	$44.14	to	$45.46	1,801	45.02
Exercised	(35,750)	$11.83	to	$23.34	(790)	22.13

Outstanding at April 30, 2013	1,122,500	$11.90	to	$45.72	$23,892	$21.28

Stock option compensation expense on a pre-tax basis was $1.7 million ($1.1 million after tax effects) and $2.0 million ($1.3 million after tax effects) and $2.7 million ($1.7 million after tax effects) for the years ended April 30, 2013, 2012 and 2011, respectively.  As of April 30, 2013, the Company had $1.4 million of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 0.9 years.

The grant-date fair value of all options granted during fiscal 2013, 2012 and 2011 was $784,000, $1.0 million and $244,000, respectively. The options were granted at fair market value on date of grant.  Generally options vest after three years, except for options issued to directors which are immediately vested at date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2013 and 2012 was $28.0 million and $28.5 million, respectively.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Twelve Months Ended April 30,
(Dollars in thousands)	2013	2012	2011

Options Exercised	35,750	88,647	-
Cash Received from Option Exercises	$791	$1,370	$-
Intrinsic Value of Options Exercised	$811	$1,520	$-

As of April 30, 2013 there were 860,500 vested and exercisable stock options outstanding with a weighted average remaining contractual life of 5.38 years and a weighted average exercise price of $19.21.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2012	27,000	$23.07
Shares granted	-	-
Shares vested	3,500	19.06

Unvested shares at April 30, 2013	23,500	$23.66

The fair value at vesting for awards under the stock incentive plan was $162,000, $92,000 and $76,000 in fiscal 2013, 2012 and 2011, respectively.

 There were no restricted shares granted during fiscal years 2013, 2012 or 2011.  A total of 187,027 shares remain available for award at April 30, 2013.

The Company recorded compensation cost of $123,000 ($78,000 after tax effects), $137,000 ($86,000 after tax effects) and $188,000 ($118,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2013, 2012 and 2011, respectively.  As of April 30, 2013 the Company had $195,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.75 years.

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2013 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2014	$4,623
2015	4,639
2016	4,549
2017	4,387
2018	4,175
Thereafter	16,315

$38,688

The $38.7 million of lease commitments includes $7.4 million of non-cancelable lease commitments under the primary lease terms, and $31.3 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2013, 2012 and 2011, rent expense for all operating leases amounted to approximately $4.7 million, $4.2 million, and $3.7 million, respectively.

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred tax liability has been recorded for this timing difference.  The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

In fiscal 2010, the IRS completed the examinations of the Company’s income tax returns for fiscal years 2008 and 2009.  As a result of the examinations, the IRS questioned whether deferred PPP revenue associated with the sale of certain receivables are subject to the acceleration of advance payments provision of the Internal Revenue Code and whether the Company may deduct losses on the sale of the PPP receivables in excess of the income recognized on the underlying contracts.  The issue was timing in nature and did not affect the overall tax provision, but affected the timing of required tax payments.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2013, 2012 and 2011 are as follows:

	Years Ended April 30,

(in thousands)	2013	2012	2011
Supplemental disclosures:
Interest paid	$2,884	$2,218	$2,727
Income taxes paid, net	17,800	16,479	13,857

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	39,657	37,142	29,636

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2013 and 2012 is as follows (in thousands, except per share information):

	Year Ended April 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$110,000	$110,219	$118,922	$125,535	$464,676
Gross profit	42,112	41,990	45,274	47,269	176,645
Net income	8,118	7,278	7,980	8,789	32,165
Net income attributable to common stockholders	8,108	7,268	7,970	8,779	32,125
Earnings per share:
Basic	0.87	0.80	0.88	0.97	3.53
Diluted	0.83	0.76	0.84	0.92	3.36

	Year Ended April 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$100,524	$110,807	$105,365	$113,481	$430,177
Gross profit	38,762	42,321	39,659	42,723	163,465
Net income	8,282	7,760	7,304	9,641	32,987
Net income attributable to common stockholders	8,272	7,750	7,294	9,631	32,947
Earnings per share:
Basic	0.81	0.79	0.76	1.01	3.26
Diluted	0.78	0.77	0.73	0.97	3.24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2013.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2013. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2013, and our report dated June 21, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 21, 2013

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2013 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2013 and 2012

Consolidated Statements of Operations for the years ended April 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended April 30, 2013, 2012 and 2011

Consolidated Statements of Equity for the years ended April 30, 2013, 2012 and 2011

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

AMERICA’S CAR-MART, INC.

Dated: June 21, 2013	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer,	June 21, 2013
William H. Henderson	and Director
(Principal Executive Officer)

*	Vice President Finance,	June 21, 2013
Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

*	Lead Director	June 21, 2013
J. David Simmons

*	Director	June 21, 2013
Daniel J. Englander

*	Director	June 21, 2013
William M. Sams

*	Director	June 21, 2013
Robert Cameron Smith

* By	/s/ Jeffrey A. Williams
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

4.19
Amendment No. 1 to Amended and Restated Loan and Security Agreement dated September 20, 2012, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012)

4.20
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012)

4.21
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012)

4.22
Colonial Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012)

4.23
Colonial Third Amended and Restated Revolver Note dated September 20, 2012 by Colonial Auto Finance, Inc. in favor of Arvest (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012)

4.24
Amendment No. 2 to Amended and Restated Loan and Security Agreement dated February 4, 2013, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 1, 2013)

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475))

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

10.2.1*
Amendment to 2005 Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2006 filed with the SEC on December 11, 2006)

10.2.2*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

Exhibit Number	Description of Exhibit

10.2.3*
Amendment to Stock Incentive Plan (also known as the 2005 Restricted Stock Plan) (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2009)

10.3*
Form of Indemnification Agreement between the Company and certain officers and directors of the Company.  (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993)

10.4*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.4.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and William H. Henderson.  (Incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on July 27, 2012)

10.5*
Employment Agreement, dated as of May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Eddie L. Hight.  (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.5.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Eddie L. Hight.   (Incorporated by reference to Exhibit 10.2 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on July 27, 2012.)

10.6*
Employment Agreement, dated May 1, 2007, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

10.6.1*
Amendment No. 1 to Employment Agreement Between America’s Car-Mart, Inc. and Jeffrey A. Williams.   (Incorporated by reference to Exhibit 10.3 to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on July 27, 2012.)

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

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of William H. Henderson

24.2	Power of Attorney of J. David Simmons

24.3	Power of Attorney of William M. Sams

24.4	Power of Attorney of Daniel J. Englander

24.5	Power of Attorney of Robert Cameron Smith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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