Form 10-Q
period 2013-07-31
AMERICAS CARMART INC
filed 2013-08-30
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 28, 2013
Common stock, par value $.01 per share	9,015,929

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	July 31, 2013	April 30, 2013
Assets:
Cash and cash equivalents	$288	$272
Accrued interest on finance receivables	1,973	1,784
Finance receivables, net	301,112	288,049
Inventory	31,722	32,827
Prepaid expenses and other assets	2,311	2,407
Income taxes receivable, net	-	2,390
Goodwill	355	355
Property and equipment, net	31,149	30,181

Total Assets	$368,910	$358,265

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$9,226	$8,832
Deferred payment protection plan revenue	13,371	12,910
Accrued liabilities	16,414	16,125
Income taxes payable, net	1,690	-
Deferred tax liabilities, net	18,133	18,167
Revolving credit facilities	99,497	99,563
Total liabilities	158,331	155,597

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,418,318 and 12,414,659 issued at July 31, 2013 and April 30, 2013, respectively, of which 9,017,929 and 9,023,290 were outstanding at July 31, 2013 and April 30, 2013, respectively	124	124
Additional paid-in capital	54,096	53,332
Retained earnings	250,790	243,259
Less: Treasury stock, at cost, 3,400,389 and 3,391,369 shares at July 31, 2013 and April 30, 2013, respectively	(94,931)	(94,547)
Total stockholders' equity	210,079	202,168
Non-controlling interest	100	100
Total equity	210,179	202,268

Total Liabilities, Mezzanine Equity and Equity	$368,910	$358,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2013	2012
Revenues:
Sales	$109,149	$98,297
Interest and other income	13,395	11,703

Total revenue	122,544	110,000

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,789	56,185
Selling, general and administrative	19,647	17,856
Provision for credit losses	26,530	21,663
Interest expense	790	653
Depreciation and amortization	777	662
Loss on disposal of property and equipment	41	-
Total costs and expenses	110,574	97,019

Income before taxes	11,970	12,981

Provision for income taxes	4,429	4,863

Net income	$7,541	$8,118

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$7,531	$8,108

Earnings per share:
Basic	$0.83	$0.87
Diluted	$0.79	$0.83

Weighted average number of shares outstanding:
Basic	9,020,228	9,304,743
Diluted	9,492,852	9,752,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended July 31,
Operating Activities:	2013	2012
Net income	$7,541	$8,118
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	26,530	21,663
Losses on claims for payment protection plan	1,790	1,484
Depreciation and amortization	777	662
Amortization of debt issuance costs	73	46
Loss on disposal of property and equipment	41	-
Stock based compensation	644	807
Deferred income taxes	(34)	277
Change in operating assets and liabilities:
Finance receivable originations	(102,834)	(90,953)
Finance receivable collections	51,069	48,279
Accrued interest on finance receivables	(189)	(153)
Inventory	11,487	8,571
Prepaid expenses and other assets	23	141
Accounts payable and accrued liabilities	(236)	(1,615)
Deferred payment protection plan revenue	461	557
Income taxes, net	4,085	3,301
Excess tax benefit from share based compensation	(5)	-
Net cash provided by operating activities	1,223	1,185

Investing Activities:
Purchase of property and equipment	(1,786)	(925)
Net cash used in investing activities	(1,786)	(925)

Financing Activities:
Exercise of stock options and warrants	36	-
Excess tax benefit from share based compensation	5	-
Issuance of common stock	79	69
Purchase of common stock	(384)	(9,417)
Dividend payments	(10)	(10)
Debt issuance costs	(200)	-
Change in cash overdrafts	919	1,713
Proceeds from revolving credit facilities	73,996	77,420
Payments on revolving credit facilities	(73,862)	(70,112)
Net cash provided by (used in) financing activities	579	(337)

Increase (Decrease) in cash and cash equivalents	16	(77)
Cash and cash equivalents, beginning of period	272	276

Cash and cash equivalents, end of period	$288	$199

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2013, the Company operated 126 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2013 and 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2013.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 37% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under the Agreement allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning March 9, 2012 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.0 million at July 31, 2013 and $1.8 million at April 30, 2013), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2013, 5.4% of the Company’s finance receivable balances were 30 days or more past due compared to 4.0% at July 31, 2012.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the contract origination date.  The average age of an account at charge-off date is 10.8 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2013 or April 30, 2013.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.    There was no impairment of goodwill during fiscal 2013, and to date, there has been none in fiscal 2014.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2010.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2013 or April 30, 2013.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2013	2012

Sales – used autos	$97,306	$86,884
Wholesales – third party	4,463	4,835
Service contract sales	3,914	3,524
Payment protection plan revenue	3,466	3,054

Total	$109,149	$98,297

Revenues from late fees were approximately $535,000 and $461,000 for the three months ended July 31, 2013 and 2012, respectively. Late fees are recognized when collected and are reflected in interest and other income.  Finance receivables more than 90 days past due were approximately $1.7 million and $638,000 at July 31, 2013 and 2012, respectively.

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

Treasury Stock

The Company purchased 9,020 shares of its common stock during the first three months of fiscal 2014 for a total cost of $384,000 and 215,846 shares for a total cost of $9.4 million during the first three months of fiscal 2013.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The weighted average interest rate for the portfolio was approximately 14.9% at July 31, 2014.  The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	July 31, 2013	April 30, 2013

Gross contract amount	$433,605	$414,614
Less unearned finance charges	(53,685)	(51,220)
Principal balance	379,920	363,394
Less allowance for credit losses	(78,808)	(75,345)

Finance receivables, net	$301,112	$288,049

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2013	2012

Balance at beginning of period	$288,049	$251,103
Finance receivable originations	102,834	90,953
Finance receivable collections	(51,069)	(48,279)
Provision for credit losses	(26,530)	(21,663)
Losses on claims for payment protection plan	(1,790)	(1,484)
Inventory acquired in repossession and payment protection plan claims	(10,382)	(9,200)

Balance at end of period	$301,112	$261,430

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2013	2012

Balance at beginning of period	$75,345	$65,831
Provision for credit losses	26,530	21,663
Charge-offs, net of recovered collateral	(23,067)	(18,989)

Balance at end of period	$78,808	$68,505

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables increased 5% to 6.2% for the first three months ended July 31, 2013 compared to 5.9% for the same period in the prior year.  The increase in net charge-offs for the first three months of fiscal 2014 resulted primarily from the increased severity of losses due in part to overall wholesale price decreases coupled with the effect of overall longer contract terms partially resulting from the increased sales prices and lower down payments.  Higher sales volumes, lower collections and the shift in the relative age of the dealerships also had the effect of higher additions to the allowance charged to the provision for the first three months of fiscal 2014.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 13.8% for the three months ended July 31, 2013 compared to 14.9% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term, higher contract modifications and more delinquent accounts for the first three months of fiscal 2014 as compared to the first three months of the prior year.  Delinquencies greater than 30 days were 5.4% for July 31, 2013 and 4.0% at July 31, 2012.

Macro-economic factors as well as proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during the first three months of fiscal 2014, the Company continues to focus on operational improvements within the collections area as well as market share gains and governmental stimulus funds directly benefitting most of the Company’s customers which can be a positive factor in the Company’s collection efforts.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2013		April 30, 2013		July 31, 2012

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$295,971	77.91%	$284,441	78.27%	$259,012	78.50%
3 - 29 days past due	63,260	16.65%	60,477	16.64%	57,575	17.45%
30 - 60 days past due	14,326	3.77%	10,232	2.82%	9,968	3.02%
61 - 90 days past due	4,680	1.23%	6,280	1.73%	2,742	0.83%
> 90 days past due	1,683	0.44%	1,964	0.54%	638	0.20%
Total	$379,920	100.00%	$363,394	100.00%	$329,935	100.00%

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

	Three Months Ended July 31,
	2013	2012

Principal collected as a percent of average finance receivables	13.8%	14.9%
Average down-payment percentage	6.6%	7.2%

	July 31, 2013	July 31, 2012
Average originating contract term (in months)	27.7	26.7
Portfolio weighted average contract term, including modifications (in months)	29.5	28.1

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to higher delinquencies, the longer average contract term and the increase in contract modifications when compared to this time last year.  The increases in contract term are primarily related to our efforts to keep our payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties.  In order to remain competitive our term lengths may continue to increase some into the future.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2013	April 30, 2013

Land	$6,211	$6,211
Buildings and improvements	10,873	10,715
Furniture, fixtures and equipment	10,269	9,956
Leasehold improvements	16,648	15,874
Construction in progress	1,706	1,246
Less accumulated depreciation and amortization	(14,558)	(13,821)
	$31,149	$30,181

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2013	April 30, 2013

Employee compensation	$4,073	$5,227
Cash overdrafts (see Note B)	2,456	1,537
Deferred service contract revenue (see Note B)	3,629	3,464
Deferred sales tax (see Note B)	2,604	2,436
Interest	226	237
Other	3,426	3,224
	$16,414	$16,125

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2013	April 30, 2013

Revolving credit facilities	$145,000	LIBOR + 2.25%	June 2016	$99,497	$99,563
( 2.44% at July 31, 2013 and 2.70% at April 30, 2013)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  On September 20, 2012, the Credit Facilities were amended to increase the total revolving commitment to $145 million.  On February 4, 2013, the Company entered into an amendment to the Credit Facilities to amend the definition of eligible vehicle contracts to include contracts with 36-42 month terms. On June 24, 2013, the Credit Facilities were amended to extend the term to June 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for three pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.25%.  The Credit Facilities contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions.

The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning March 9, 2012 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.

The Company was in compliance with the covenants at July 31, 2013.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2013, the Company had additional availability of $42 million under the revolving credit facilities.

The Company incurred debt issuance costs of approximately $200,000 and $42,000 in connection with the amendments to the credit facilities in June 2013 and September 2012, respectively.  The Company recognized $73,000 and $46,000 of amortization for the three months ended July 31, 2013 and July 31, 2012, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2013 and April 30, 2013:

	July 31, 2013		April 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$288	$288	$272	$272
Finance receivables, net	301,112	237,450	288,049	227,121
Accounts payable	9,226	9,226	8,832	8,832
Revolving credit facilities	99,497	99,497	99,563	99,563

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and  had a third party appraisal  in November 2012 that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2013, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended July 31,
	2013	2012

Weighted average shares outstanding-basic	9,020,228	9,304,743
Dilutive options and restricted stock	472,624	447,326

Weighted average shares outstanding-diluted	9,492,852	9,752,069

Antidilutive securities not included:
Options	60,000	35,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $644,000 ($406,000 after tax effects) and $807,000 ($504,000 after tax effects) for the three months ended July 31, 2013 and 2012, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2013 through 2023.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 6, 2023
Shares available for grant at July 31, 2013	-	367,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	July 31, 2013	July 31, 2012
Expected term (years)	5.0	5.0
Risk-free interest rate	0.67%	0.82%
Volatility	50%	50%
Dividend yield	—	—

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

There were 25,000 and 30,000 options granted during the three months ended July 31, 2013 and 2012, respectively. The grant-date fair value of options granted during the three months ended July 31, 2013 and 2012 was $487,000 and $592,000, respectively. The options were granted at fair market value on date of grant.

Stock option compensation expense on a pre-tax basis was $604,000 ($381,000 after tax effects) and $764,000 ($478,000 after tax effects) for the three months ended July 31, 2013 and 2012, respectively.

The aggregate intrinsic value of outstanding options at July 31, 2013 and 2012 was $24.8 million and $28.4 million, respectively.

As of July 31, 2013, the Company had $1.3 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.4 years.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2013	2012

Options Exercised	1,500	-
Cash Received from Option Exercises	$35	$-
Intrinsic Value of Options Exercised	$34	$-

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

There were no restricted shares granted during the first three months of fiscal 2014 or fiscal 2013.  A total of 187,027 shares remained available for award at July 31, 2013. There were 23,500 unvested shares at July 31, 2013 with a weighted average grant date fair value of $23.66.

The Company recorded compensation cost of $26,000 ($16,000 after tax effects) and $31,000 ($19,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2013 and 2012, respectively.

As of July 31, 2013, the Company has $169,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.6 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2013 or during the first three months of fiscal 2014.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2013	2012
Supplemental disclosures:
Interest paid	$801	$665
Income taxes paid, net	378	1,286

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	10,382	9,200

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same store revenue growth;
•	future revenue growth;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;
•	having adequate liquidity to satisfy its capital needs
•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2013, the Company operated 126 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 12%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 11.4% for the first three months of fiscal 2014 compared to the same period of fiscal 2013 due primarily to a 9.1% increase in retail units sold and a 14.5% increase in interest income.  The average retail sales price also increased 2.6% to $9,836 for the first three months of fiscal 2014 from $9,584 for the first three months of fiscal 2013.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 23.1% in fiscal 2013 (average of 21.3%).  In fiscal 2009, the Company saw the benefit of operational improvements despite negative macro-economic factors and experienced credit losses of 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company did experience some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  Credit losses as a percentage of sales for the first three months of fiscal 2014 were 24.3% compared to 22.0% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs along with the effect of lower wholesale sales.

The Company continues to make improvements to its business practices, including better underwriting and better collection procedures. Negative macro-economic issues sometimes can have, but do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  Additionally, the Company has increased its investment in the corporate infrastructure within the collections area, including the hiring of a Director of Collection Practices and Review.  This position provides more timely oversight and provides additional accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist the Director of Collection Practices and Review with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  The Company does believe that higher energy and fuel costs, general inflation and potentially lower personal income levels affecting customers can have a negative impact on collections.  Additionally, increased competition for used vehicle financing can have, and is currently having,   a negative effect on collections and charge-offs.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2013 was 42.5%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan.  For the first quarter of fiscal 2014, the gross margin as a percentage of sales was 42.5% down slightly from 42.8% for the first quarter of fiscal 2013.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Three Months Ended July 31,		2013 vs.		Three Months Ended July 31,
	2013	2012	2012		2013	2012

Revenues:
Sales	$109,149	$98,297	11.0%		100.0%	100.0%
Interest income	13,395	11,703	14.5		12.3	11.9
Total	122,544	110,000	11.4		112.3	111.9

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,789	56,185	11.8		57.5	57.2
Selling, general and administrative	19,647	17,856	10.0		18.0	18.2
Provision for credit losses	26,530	21,663	22.5		24.3	22.0
Interest expense	790	653	21.0		0.7	0.7
Depreciation and amortization	777	662	17.4		0.7	0.7
Loss on disposal of property and equipment	41	-	-		-	-
Total	110,574	97,019	14.0		101.3	98.7

Pretax income	$11,970	$12,981	(7.8	) %	11.0%	13.2%

Operating Data:
Retail units sold	10,643	9,753
Average stores in operation	125	115
Average units sold per store per month	28.4	28.3
Average retail sales price	$9,836	$9,584
Same store revenue change	5.6%	5.5%

Period End Data:
Stores open	126	116
Accounts over 30 days past due	5.4%	4.0%

Three Months Ended July 31, 2013 vs. Three Months Ended July 31, 2012

Revenues increased by $12.5 million, or 11.4%, for the three months ended July 31, 2013 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) a revenue increase from dealerships that operated a full three months in both periods ($6.2 million, or 5.6%), (ii) revenue growth from dealerships opened during the three months ended July 31, 2012 ($1.2 million), and (iii) revenue from dealerships opened after July 31, 2012 ($5.1 million).

Cost of sales as a percentage of sales increased 0.3% to 57.5% for the three months ended July 31, 2013 from 57.2% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher inventory repair costs.  The average retail sales price for the first quarter of fiscal 2014 increased $252 from the first quarter of fiscal 2013.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  Recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.0% for the three months ended July 31, 2013, a decrease of 0.2% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $1.8 million in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs.

Provision for credit losses as a percentage of sales increased to 24.3% for the three months ended July 31, 2013 compared to 22.0% for the three months ended July 31, 2012.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables was 6.2% for the three months ended July 31, 2013 compared to 5.9% for the prior year quarter.  The increase primarily resulted from the severity of losses due in part to overall wholesale price decreases coupled with the longer terms.  The Company has implemented several operational initiatives for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic issues are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Interest expense for the three months ended July 31, 2013 as a percentage of sales remained constant at 0.7% compared to the three months ended July 31, 2012.   The increase in interest expense resulted from higher average borrowings during the three months ended July 31, 2013 ($100.2 million compared to $82.1 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2013	April 30, 2013
Assets:
Finance receivables, net	$301,112	$288,049
Inventory	31,722	32,827
Property and equipment, net	31,149	30,181

Liabilities:
Accounts payable and accrued liabilities	25,640	24,957
Deferred payment protection plan revenue	13,371	12,910
Income taxes payable (receivable), net	1,690	(2,390)
Deferred tax liabilities, net	18,133	18,167
Debt facilities	99,497	99,563

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has been historically due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at July 31, 2013 increased as compared to July 31, 2012 (29.5 months vs. 28.1 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company is making some structural changes to its customer contracts which include increases to the overall length of contract terms. Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first three months of fiscal 2014, inventory decreased 3.4% ($1.1 million) as compared to inventory at April 30, 2013.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $968,000 during the three months ended July 31, 2013 as compared to property and equipment, net, at April 30, 2013 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $683,000 during the first three months of fiscal 2014 as compared to Accounts payable and accrued liabilities at April 30, 2013 due primarily to the amount and timing of cash overdrafts and the increase related to higher expenditures for cost of goods sold and selling, general and administrative costs.

Income taxes payable, net, increased $4.1 million at July 31, 2013 as compared to April 30, 2013 as the tax payments for the first quarter 2014 were not due until after the end of the quarter and the receivable existing at April 30, 2013 has not been received.

Deferred tax liabilities, net remained relatively constant at July 31, 2013 as compared to April 30, 2013 due primarily to the increase in finance receivables offset by increases in deferred tax assets related to deferred payment protection plan revenue.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first three months of fiscal 2014, the Company funded finance receivables growth of $16.5 million, capital expenditures of $1.8 million and common stock repurchases of $384,000 with no increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2013	2012
Operating activities:
Net income	$7,541	$8,118
Provision for credit losses	26,530	21,663
Losses on claims for payment protection plan	1,790	1,484
Depreciation and amortization	777	662
Stock based compensation	644	807
Finance receivable originations	(102,834)	(90,953)
Finance receivable collections	51,069	48,279
Inventory	11,487	8,571
Accounts payable and accrued liabilities	(236)	(1,615)
Deferred payment protection plan revenue	461	557
Income taxes, net	4,080	3,301
Deferred income taxes	(34)	277
Accrued interest on finance receivables	(189)	(153)
Other	137	187
Total	1,223	1,185

Investing activities:
Purchase of property and equipment	(1,786)	(925)
Total	(1,786)	(925)

Financing activities:
Debt facilities, net	(66)	7,308
Change in cash overdrafts	919	1,713
Purchase of common stock	(384)	(9,417)
Dividend payments	(10)	(10)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	120	69
Total	579	(337)

Increase (decrease) in Cash	$16	$(77)

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

Cash flows from operations for the three months ended July 31, 2013 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) lower net income and (iii) a decrease in deferred income taxes, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan and (v) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $13.1 million from April 30, 2013 to July 31, 2013.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply in the used car market. Also, expansions or constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand for the type of vehicle the Company purchases for resale. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. The Company has seen increases in the purchase cost of vehicles and resulting increases in selling prices over the last several years.   Management does expect a continuing tight supply of vehicles and a resulting pressure for increases in vehicle purchase costs although there has been some recent relief as a result of an increase in new car sales. The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices. This is expected to result in gross margin percentages generally in the 42% range in the near term with overall contract terms increasing due in part to competitive pressures, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.  In an effort to ensure an adequate supply of vehicles at appropriate prices, the Company has increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Additionally, the Company is expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of July 31, 2013, the Company leased approximately 80% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under these facilities allow the Company to repurchase the Company’s stock so long as either (a) the aggregate amount of such repurchases does not exceed $40 million beginning March 9, 2012 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At July 31, 2013, the Company had $288,000 of cash on hand and an additional $42 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in June 2016 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2013 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has entered into operating leases for approximately 80% of its dealerships and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2013.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2013, the weighted average total contract term was 29.5 months with 21.5 months remaining. The reserve amount in the allowance for credit losses at July 31, 2013, $78.8 million, was 21.5% of the principal balance in finance receivables of $379.9 million, less unearned payment protection plan revenue of $13.4 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the contract origination date.  The average age of an account at charge-off date is 10.8 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.7 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of July 31, 2013, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $99.5 million outstanding at July 31, 2013. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.0 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At July 31, 2013, approximately 38% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2013 through May 31, 2013	0	$0.00	0	861,308
June 1, 2013 through June 31, 2013	9,020	$42.57	9,020	852,288
July 1, 2013 through July 31, 2013	0	$0.00	0	852,288
Total	9,020	$42.57	9,020	852,288

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

4.3
Amendment No. 2 to Amended and Restated Loan and Security Agreement dated February 4, 2013, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed with the SEC on March 1, 2013).

4.4
Amendment No. 3 to Amended and Restated Loan and Security Agreement dated June 24, 2013, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager.  (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

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

Dated: August 30, 2013