Form 10-Q
period 2013-10-31
AMERICAS CARMART INC
filed 2013-12-04
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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
Non-accelerated filer ☐                                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 2, 2013
Common stock, par value $.01 per share	9,017,329

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	October 31, 2013	April 30, 2013
Assets:
Cash and cash equivalents	$341	$272
Accrued interest on finance receivables	1,945	1,784
Finance receivables, net	308,100	288,049
Inventory	30,217	32,827
Prepaid expenses and other assets	2,744	2,407
Income taxes receivable, net	216	2,390
Goodwill	355	355
Property and equipment, net	32,547	30,181

Total Assets	$376,465	$358,265

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$9,544	$8,832
Deferred payment protection plan revenue	13,454	12,910
Accrued liabilities	16,556	16,125
Deferred tax liabilities, net	18,710	18,167
Revolving credit facilities	101,650	99,563
Total liabilities	159,914	155,597

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,421,318 and 12,414,659 issued at October 31, 2013 and April 30, 2013, respectively, of which 9,017,329 and 9,023,290 were outstanding at October 31, 2013 and April 30, 2013, respectively	124	124
Additional paid-in capital	54,420	53,332
Retained earnings	256,585	243,259
Less: Treasury stock, at cost, 3,403,989 and 3,391,369 shares at October 31, 2013 and April 30, 2013, respectively	(95,078)	(94,547)
Total stockholders' equity	216,051	202,168
Non-controlling interest	100	100
Total equity	216,151	202,268

Total Liabilities, Mezzanine Equity and Equity	$376,465	$358,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Sales	$107,765	$98,194	$216,914	$196,491
Interest income	13,666	12,025	27,061	23,728

Total revenue	121,431	110,219	243,975	220,219

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,823	56,204	125,445	112,389
Selling, general and administrative	19,581	17,351	39,395	35,207
Provision for credit losses	28,296	23,647	54,826	45,310
Interest expense	722	708	1,512	1,361
Depreciation and amortization	795	696	1,572	1,358
(Gain) loss on disposal of property and equipment	(2)	-	39	-
Total costs and expenses	112,215	98,606	222,789	195,625

Income before taxes	9,216	11,613	21,186	24,594

Provision for income taxes	3,411	4,335	7,840	9,198

Net income	$5,805	$7,278	$13,346	$15,396

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$5,795	$7,268	$13,326	$15,376

Earnings per share:
Basic	$0.64	$0.80	$1.48	$1.67
Diluted	$0.61	$0.76	$1.40	$1.59

Weighted average number of shares outstanding:
Basic	9,016,820	9,105,921	9,018,524	9,205,332
Diluted	9,484,654	9,579,409	9,488,753	9,665,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended October 31,
Operating Activities:	2013	2012
Net income	$13,346	$15,396
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Provision for credit losses	54,826	45,310
Losses on claims for payment protection plan	4,060	3,292
Depreciation and amortization	1,572	1,358
Amortization of debt issuance costs	118	110
Loss on sale of property and equipment	39	-
Stock based compensation	890	1,184
Deferred income taxes	543	755
Change in operating assets and liabilities:
Finance receivable originations	(203,688)	(182,140)
Finance receivable collections	102,986	96,730
Accrued interest on finance receivables	(161)	(270)
Inventory	24,375	18,879
Prepaid expenses and other assets	(455)	77
Accounts payable and accrued liabilities	1	(857)
Deferred payment protection plan revenue	544	799
Income taxes, net	2,188	(87)
Excess tax benefit from share based compensation	(14)	(93)
Net cash provided by operating activities	1,170	443

Investing Activities:
Purchase of property and equipment	(3,979)	(1,960)
Proceeds from sale of property and equipment	2	-
Net cash used in investing activities	(3,977)	(1,960)

Financing Activities:
Exercise of stock options and warrants	105	584
Excess tax benefit from share based compensation	14	93
Issuance of common stock	79	69
Purchase of common stock	(531)	(14,667)
Dividend payments	(20)	(20)
Debt issuance costs	(200)	(56)
Change in cash overdrafts	1,142	2,226
Proceeds from revolving credit facilities	151,577	153,609
Payments on revolving credit facilities	(149,290)	(140,197)
Net cash provided by financing activities	2,876	1,641

Increase in cash and cash equivalents	69	124
Cash and cash equivalents, beginning of period	272	276

Cash and cash equivalents, end of period	$341	$400

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2013, the Company operated 129 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2013 and 2012, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2013.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 36% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.0 million at October 31, 2013 and $1.8 million at April 30, 2013), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At October 31, 2013, 4.7% of the Company’s finance receivable balances were 30 days or more past due compared to 4.3% at October 31, 2012.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles.  Accounts one day late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical and/or on-line auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is recorded as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 65 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is frequently reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at October 31, 2013 or April 30, 2013.

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

In January 2013, the Company received approval for a negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The negotiated settlement resulted in additional taxable income and a resulting tax payment for the exam period.  The question related to the timing of income recognition and therefore the additional income recognized in 2008 and 2009 resulted in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the settlement the Company paid an immaterial amount of interest to the IRS related to the additional tax payment.

The IRS is currently auditing the Company’s federal income tax returns for fiscal years 2010 and 2011.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2013 or April 30, 2013.

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

Sales consist of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2013	2012	2013	2012

Sales – used autos	$95,744	$86,688	$193,050	$173,573
Wholesales – third party	4,760	4,818	9,223	9,653
Service contract sales	3,714	3,546	7,628	7,069
Payment protection plan revenue	3,547	3,142	7,013	6,196

Total	$107,765	$98,194	$216,914	$196,491

Revenues from late fees were approximately $1.1 million and $935,000 for the six months ended October 31, 2013 and 2012, respectively. Late fees are recognized when collected and are reflected in interest and other income.  Finance receivables more than 90 days past due were approximately $1.9 million and $924,000 at October 31, 2013 and 2012, respectively.

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

Treasury Stock

The Company purchased 12,620 shares of its common stock for a total cost of $531,000 during the first six months of fiscal 2014 and 335,154 shares for a total cost of $14.7 million during the first six months of fiscal 2013.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Statement of Operations for the six months ended October 31, 2013 to reclassify expenses associated with the implementation of the GPS units from cost of sales to selling, general and administrative expenses.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The weighted average interest rate for the portfolio was approximately 14.9% at October 31, 2013.  The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	October 31, 2013	April 30, 2013

Gross contract amount	$442,545	$414,614
Less unearned finance charges	(53,746)	(51,220)
Principal balance	388,799	363,394
Less allowance for credit losses	(80,699)	(75,345)

Finance receivables, net	$308,100	$288,049

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2013	2012

Balance at beginning of period	$288,049	$251,103
Finance receivable originations	203,688	182,140
Finance receivable collections	(102,986)	(96,730)
Provision for credit losses	(54,826)	(45,310)
Losses on claims for payment protection plan	(4,060)	(3,292)
Inventory acquired in repossession and payment protection plan claims	(21,765)	(19,100)

Balance at end of period	$308,100	$268,811

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2013	2012

Balance at beginning of period	$75,345	$65,831
Provision for credit losses	54,826	45,310
Charge-offs, net of recovered collateral	(49,472)	(40,704)

Balance at end of period	$80,699	$70,437

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables increased to 13.1% for the first six months ended October 31, 2013 compared to 12.4% for the same period in the prior year.  The increase in net charge-offs for the first six months of fiscal 2014 resulted primarily from the increased frequency of losses.  The severity of net charge-offs as a percentage of average principal outstanding decreased slightly from the prior year period.  Higher sales volumes, lower collections and the shift in the relative age of the dealerships also had the effect of higher additions to the allowance charged to the provision for the first six months of fiscal 2014.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 27.3% for the six months ended October 31, 2013 compared to 29.4% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term, higher contract modifications and more delinquent accounts for the first six months of fiscal 2014 as compared to the first six months of the prior year.  Delinquencies greater than 30 days were 4.7% for October 31, 2013 and 4.3% at October 31, 2012.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While overall macro-economic factors were still somewhat unfavorable during the first six months of fiscal 2014, the Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of global positioning system units on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2013		April 30, 2013		October 31, 2012
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$313,006	80.50%	$284,441	78.27%	$270,853	79.84%
3 - 29 days past due	57,429	14.77%	60,477	16.64%	53,660	15.82%
30 - 60 days past due	12,008	3.09%	10,232	2.82%	10,488	3.09%
61 - 90 days past due	4,429	1.14%	6,280	1.73%	3,323	0.98%
> 90 days past due	1,927	0.50%	1,964	0.54%	924	0.27%
Total	$388,799	100.00%	$363,394	100.00%	$339,248	100.00%

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

	Six Months Ended October 31,
	2013	2012

Principal collected as a percent of average finance receivables	27.3%	29.4%
Average down-payment percentage	6.4%	6.8%

	October 31, 2013	October 31, 2012
Average originating contract term (in months)	27.1	27.0
Portfolio weighted average contract term, including modifications (in months)	29.5	28.3

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2013	April 30, 2013

Land	$6,330	$6,211
Buildings and improvements	10,906	10,715
Furniture, fixtures and equipment	10,549	9,956
Leasehold improvements	17,534	15,874
Construction in progress	2,566	1,246
Less accumulated depreciation and amortization	(15,338)	(13,821)
	$32,547	$30,181

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2013	April 30, 2013

Employee compensation	$3,295	$5,227
Cash overdrafts (see Note B)	2,678	1,537
Deferred service contract revenue (see Note B)	4,098	3,464
Deferred sales tax (see Note B)	2,677	2,436
Interest	224	237
Other	3,584	3,224
	$16,556	$16,125

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
				Balance at
	Aggregate Amount	Interest Rate	Maturity	October 31, 2013	April 30, 2013

Revolving credit facilities	$145,000	LIBOR + 2.25%	June 2016	$101,650	$99,563
(2.42% at October 31, 2013 and 2.70% at April 30, 2013)

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

The Company was in compliance with the covenants at October 31, 2013.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2013, the Company had additional availability of approximately $41 million under the revolving credit facilities.

The Company incurred debt issuance costs of approximately $200,000 and $42,000 in connection with the amendments to the credit facilities in June 2013 and September 2012, respectively.  The Company recognized $118,000 and $110,000 of amortization for the six months ended October 31, 2013 and October 31, 2012, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2013 and April 30, 2013:

	October 31, 2013		April 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$341	$341	$272	$272
Finance receivables, net	308,100	242,999	288,049	227,121
Accounts payable	9,544	9,544	8,832	8,832
Revolving credit facilities	101,650	101,650	99,563	99,563

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and  had a third party appraisal  in November 2012 that indicates a 37.5% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is at a 37.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at October 31, 2013, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012

Weighted average shares outstanding-basic	9,016,820	9,105,921	9,018,524	9,205,332
Dilutive options and restricted stock	467,834	473,488	470,229	460,407

Weighted average shares outstanding-diluted	9,484,654	9,579,409	9,488,753	9,665,739

Antidilutive securities not included:
Options	80,000	45,000	70,000	40,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $890,000 ($561,000 after tax effects) and $1.2 million ($741,000 after tax effects) for the six months ended October 31, 2013 and 2012, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2014 through 2023.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 6, 2023
Shares available for grant at October 31, 2013	-	367,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	October 31, 2013	October 31, 2012
Expected term (years)	5.0	5.0
Risk-free interest rate	0.67%	0.78%
Volatility	50%	50%
Dividend yield	—	—

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

There were 25,000 and 40,000 options granted during the six months ended October 31, 2013 and 2012, respectively. The grant-date fair value of options granted during the six months ended October 31, 2013 and 2012 was $487,000 and $784,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $823,000 ($518,000 after tax effects) and $1.1 million ($696,000 after tax effects) for the six months ended October 31, 2013 and 2012, respectively.

The aggregate intrinsic value of outstanding options at October 31, 2013 and 2012 was $27.4 million and $23.7 million, respectively.

As of October 31, 2013, the Company had $1.0 million of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.1 years.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2013	2012

Options Exercised	4,500	25,000
Cash Received from Option Exercises	$105	$584
Intrinsic Value of Options Exercised	$91	$548

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

There were no restricted shares granted during the first six months of fiscal 2014 or fiscal 2013.  A total of 187,027 shares remained available for award at October 31, 2013. There were 23,500 unvested shares at October 31, 2013 with a weighted average grant date fair value of $23.66.

The Company recorded compensation cost of $52,000 ($33,000 after tax effects) and $61,000 ($38,000 after tax effects) related to the Stock Incentive Plan during the six months ended October 31, 2013 and 2012, respectively.

As of October 31, 2013, the Company has $143,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.4 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2013 or during the first six months of fiscal 2014.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(in thousands)	2013	2012
Supplemental disclosures:
Interest paid	$1,525	$1,323
Income taxes paid, net	5,108	8,530

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	21,765	19,100

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same store revenue growth;
•	future revenue growth;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;
•	having adequate liquidity to satisfy its capital needs;
•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2013, the Company operated 129 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 12%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 10.8% for the first six months of fiscal 2014 compared to the same period of fiscal 2013 due primarily to an 8.6% increase in retail units sold and a 14.0% increase in interest income.  The average retail sales price also increased 2.3% to $9,773 for the first six months of fiscal 2014 from $9,549 for the first six months of fiscal 2013.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  During the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 23.1% in fiscal 2013 (average of 21.3%).  In fiscal 2009, the Company saw the benefit of operational improvements despite negative macro-economic factors and experienced credit losses of 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  These macro-economic and competitive pressures have continued to negatively impact the Company’s credit losses in fiscal 2014.  Credit losses as a percentage of sales for the first six months of fiscal 2014 were 25.3% compared to 23.1% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs along with the effect of lower wholesale sales.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.  However, the Company does believe that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower personal income levels affecting customers can have, and have had in recent quarters, a negative impact on collections.  Additionally, increased competition for used vehicle financing can have, and management believes it is currently having, a negative effect on collections and charge-offs.

The Company continues to make improvements to its business practices, including better underwriting and better collection procedures. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company has implemented credit reporting and has begun installing global positioning system units on vehicles.  Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements.  The Vice President of Support Operations oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company now has several Collection Specialists who assist with monitoring and training efforts.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2013 was 42.5%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan.  For the first six months of fiscal 2014, the gross margin as a percentage of sales was 42.2% down slightly from 42.8% for the first six months of fiscal 2013.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Three Months Ended October 31,		2013 vs.		Three Months Ended October 31,
	2013	2012	2012		2013	2012

Revenues:
Sales	$107,765	$98,194	9.7%		100.0%	100.0%
Interest income	13,666	12,025	13.6		12.7	12.2
Total	121,431	110,219	10.2		112.7	112.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,823	56,204	11.8		58.3	57.2
Selling, general and administrative	19,581	17,351	12.9		18.2	17.7
Provision for credit losses	28,296	23,647	19.7		26.3	24.1
Interest expense	722	708	2.0		0.7	0.7
Depreciation and amortization	795	696	14.2		0.7	0.7
Gain on Disposal of Property and Equipment	(2)	-	-		-	-
Total	112,215	98,606	13.8		104.1	100.4

Pretax income	$9,216	$11,613	(20.6	) %	8.6%	11.8%

Operating Data:
Retail units sold	10,608	9,814
Average stores in operation	128	116
Average units sold per store per month	27.6	28.2
Average retail sales price	$9,710	$9,515
Same store revenue change	3.8%	(4.8)%

Period End Data:
Stores open	129	117
Accounts over 30 days past due	4.7%	4.3%

Three Months Ended October 31, 2013 vs. Three Months Ended October 31, 2012

Revenues increased by $11.2 million, or 10.2%, for the three months ended October 31, 2013 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) a revenue increase from dealerships that operated a full three months in both periods ($4.2 million, or 3.8%), (ii) revenue growth from dealerships opened during the three months ended October 31, 2012 ($800,000), and (iii) revenue from dealerships opened after October 31, 2012 ($6.2 million).

Cost of sales as a percentage of sales increased 1.1% to 58.3% for the three months ended October 31, 2013 from 57.2% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher inventory repair costs and higher claims under the payment protection plan.  The average retail sales price for the second quarter of fiscal 2014 increased $195 from the second quarter of fiscal 2013.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  Recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.2% for the three months ended October 31, 2013, an increase of 0.5% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $2.2 million in the second quarter of fiscal 2014 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships as well as higher marketing and advertising costs.

Provision for credit losses as a percentage of sales increased to 26.3% for the three months ended October 31, 2013 compared to 24.1% for the three months ended October 31, 2012.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables, as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables was 6.9% for the three months ended October 31, 2013 compared to 6.5% for the prior year quarter.  The increase primarily resulted from the frequency of losses; however the severity of net charge-offs as a percentage of average principal outstanding decreased slightly from the prior year period.   The Company has implemented several operational initiatives (including credit reporting and installing global positioning system units on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic and competitive pressures are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience.

Interest expense for the three months ended October 31, 2013 as a percentage of sales remained constant at 0.7% compared to the three months ended October 31, 2012.   The overall dollar increase in interest expense resulted from higher average borrowings during the three months ended October 31, 2013 ($101.6 million compared to $90.4 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Six Months Ended October 31,		2013 vs.		Six Months Ended October 31,
	2013	2012	2012		2013	2012

Revenues:
Sales	$216,914	$196,491	10.4%		100.0%	100.0%
Interest income	27,061	23,728	14.0		12.5	12.1
Total	243,975	220,219	10.8		112.5	112.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	125,445	112,389	11.6		57.8	57.2
Selling, general and administrative	39,395	35,207	11.9		18.2	17.9
Provision for credit losses	54,826	45,310	21.0		25.3	23.1
Interest expense	1,512	1,361	11.1		0.7	0.7
Depreciation and amortization	1,572	1,358	15.8		0.7	0.7
Loss on Disposal of Property and Equipment	39	-	-		-	-
Total	222,789	195,625	13.9		102.7	99.6

Pretax income	$21,186	$24,594	(13.9	) %	9.8%	12.5%

Operating Data:
Retail units sold	21,251	19,567
Average stores in operation	126	115
Average units sold per store per month	28.1	28.4
Average retail sales price	$9,773	$9,549
Same store revenue change	4.6%	0.1%

Period End Data:
Stores open	129	117
Accounts over 30 days past due	4.7%	4.3%

Six Months Ended October 31, 2013 vs. Six Months Ended October 31, 2012

Revenues increased by $23.8 million, or 10.8%, for the six months ended October 31, 2013 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($10.1 million or 4.6%), (ii) revenue growth from stores opened during the six months ended October 31, 2012 ($3.2 million), and (iii) revenue from stores opened after October 31, 2012 ($10.5 million).

Cost of sales as a percentage of sales increased 0.6% to 57.8% for the six months ended October 31, 2013 from 57.2% in the same period of the prior fiscal year.  The increase from the prior year period relates primarily to higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  The average retail sales price increased 2.3% to $9,773 for the six months ended October 31, 2013 compared to $9,549 for the six months ended October 31, 2012.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.  Wholesale sales decreased during the six months ended October 31, 2013 compared to the prior year period due to a lower average wholesale price combined with fewer repossessed units being sold at wholesale in the current year.

Selling, general and administrative expense as a percentage of sales was 18.2% for the six months ended October 31, 2013, an increase of 0.3% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $4.2 million related primarily to higher payroll costs and to incremental costs related to new locations opened after October 31, 2012.

Provision for credit losses as a percentage of sales increased 2.2% to 25.3% for the six months ended October 31, 2013 from 23.1% in the same period of the prior fiscal year.  The increase as a percentage of sales was partially the result of lower collections as a percentage of average finance receivables as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables was 13.1% for the six months ended October 31, 2013 compared to 12.4% for the prior year quarter.  Continuing negative macro-economic and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company has implemented several operational initiatives (including credit reporting and installing global positioning system units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales remained constant at 0.7% for the six months ended October 31, 2013 compared to the same period of the prior fiscal year.  The overall dollar increase in interest expense was attributable to higher average borrowings during the six months ended October 31, 2013 as compared to the same period in the prior fiscal year ($100.9 million compared to $86.2 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2013	April 30, 2013
Assets:
Finance receivables, net	$308,100	$288,049
Inventory	30,217	32,827
Income taxes receivable, net	216	2,390
Property and equipment, net	32,547	30,181

Liabilities:
Accounts payable and accrued liabilities	26,100	24,957
Deferred payment protection plan revenue	13,454	12,910
Deferred tax liabilities, net	18,710	18,167
Debt facilities	101,650	99,563

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has been historically due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at October 31, 2013 increased as compared to October 31, 2012 (29.5 months vs. 28.3 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its customer contracts which include increases to the overall length of contract terms. Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first six months of fiscal 2014, inventory decreased 8.0% ($2.6 million) as compared to inventory at April 30, 2013 due to seasonal inventory increases surrounding fourth quarter which includes tax time.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Income taxes receivable, net, decreased $2.2 million at October 31, 2013 as compared to April 30, 2013 primarily due to the timing of quarterly tax payments and the use of the majority of the receivable existing at April 30, 2013.

Property and equipment, net, increased $2.4 million during the six months ended October 31, 2013 as compared to property and equipment, net, at April 30, 2013 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $1.1 million during the first six months of fiscal 2014 as compared to Accounts payable and accrued liabilities at April 30, 2013 due primarily to the amount and timing of cash overdrafts and the increase related to higher expenditures for cost of goods sold and selling, general and administrative costs partially offset by lower accrued employee compensation due to timing.

Deferred tax liabilities, net, increased $543,000 at October 31, 2013 as compared to April 30, 2013 due primarily to the increase in finance receivables offset by increases in deferred tax assets related to deferred payment protection plan revenue and stock compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first six months of fiscal 2014, the Company funded finance receivables growth of $25.4 million, capital expenditures of $4.0 million and common stock repurchases of $531,000 with only a $2.1 million increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Six Months Ended October 31,

	2013	2012
Operating activities:
Net income	$13,346	$15,396
Provision for credit losses	54,826	45,310
Losses on claims for payment protection plan	4,060	3,292
Depreciation and amortization	1,572	1,358
Stock based compensation	890	1,184
Finance receivable originations	(203,688)	(182,140)
Finance receivable collections	102,986	96,730
Inventory	24,375	18,879
Accounts payable and accrued liabilities	1	(857)
Deferred payment protection plan revenue	544	799
Income taxes, net	2,188	(87)
Deferred income taxes	543	755
Accrued interest on finance receivables	(161)	(270)
Other	(312)	94
Total	1,170	443

Investing activities:
Purchase of property and equipment	(3,979)	(1,960)
Proceeds from sale of property and equipment	2	-
Total	(3,977)	(1,960)

Financing activities:
Debt facilities, net	2,087	13,356
Change in cash overdrafts	1,142	2,226
Purchase of common stock	(531)	(14,667)
Dividend payments	(20)	(20)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	198	746
Total	2,876	1,641

Increase in cash	$69	$124

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

Cash flows from operations for the six months ended October 31, 2013 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) lower net income and (iii) a decrease in deferred income taxes, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (v) an increase in income tax payable, net  and (vi) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $20.1 million from April 30, 2013 to October 31, 2013.

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

The Company believes that the amount of credit available for the sub-prime auto industry has increased recently.  Management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of October 31, 2013, the Company leased approximately 80% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At October 31, 2013, the Company had $341,000 of cash on hand and an additional $41 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in June 2016, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

In January 2013, the Company received approval for a negotiated settlement with the IRS related to the examinations for income tax returns for fiscal years 2008 and 2009.  The negotiated settlement resulted in additional taxable income and a resulting tax payment for the exam period.  The question related to the timing of income recognition and therefore the additional income recognized in 2008 and 2009 resulted in a corresponding tax deduction and resulting refund in the following fiscal year.  Under the settlement the Company paid an immaterial amount of interest to the IRS related to the additional tax payment.

The IRS is currently auditing the federal income tax returns for fiscal years 2010 and 2011 for the Company.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of October 31, 2013.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At October 31, 2013, the weighted average total contract term was 29.5 months with 21.3 months remaining. The reserve amount in the allowance for credit losses at October 31, 2013, $80.7 million, was 21.5% of the principal balance in finance receivables of $388.8 million, less unearned payment protection plan revenue of $13.5 million. The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time.

•
The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the contract origination date. The average age of an account at charge-off date is 11.0 months.

•
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  Periods of economic downturn do not necessarily lead to increased credit losses because the Company provides basic affordable transportation to customers that, for the most part, do not have access to public transportation.  The effectiveness of the execution of internal policies and procedures within the collections area has historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.8 million.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted some sales and collections from the third quarter back to the fourth quarter in fiscal 2011, fiscal 2012 and fiscal 2013 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of October 31, 2013, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $101.7 million outstanding at October 31, 2013. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.0 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At October 31, 2013, approximately 38% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2013 through August 31, 2013	3,600	$40.80	3,600	848,688
September 1, 2013 through September 30, 2013	0	$0.00	0	848,688
October 1, 2013 through October 31, 2013	0	$0.00	0	848,688
Total	3,600	$40.80	3,600	848,688

(1)  The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

10.1*	Amendment to 2007 Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

Dated: December 4, 2013