Form 10-Q
period 2014-01-31
AMERICAS CARMART INC
filed 2014-03-04
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 3, 2014
Common stock, par value $.01 per share	8,745,320

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	January 31, 2014	April 30, 2013
Assets:
Cash and cash equivalents	$256	$272
Accrued interest on finance receivables	1,920	1,784
Finance receivables, net	309,709	288,049
Inventory	34,242	32,827
Prepaid expenses and other assets	3,112	2,407
Income taxes receivable, net	-	2,390
Goodwill	355	355
Property and equipment, net	33,237	30,181

Total Assets	$382,831	$358,265

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$10,271	$8,832
Deferred payment protection plan revenue	13,664	12,910
Accrued liabilities	16,836	16,125
Income taxes payable, net	518	-
Deferred tax liabilities, net	16,350	18,167
Revolving credit facilities	114,339	99,563
Total liabilities	171,978	155,597

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,449,309 and 12,414,659 issued at January 31, 2014 and April 30, 2013, respectively, of which 8,845,320 and 9,023,290 were outstanding at January 31, 2014 and April 30, 2013, respectively	125	124
Additional paid-in capital	55,469	53,332
Retained earnings	258,045	243,259
Less: Treasury stock, at cost, 3,603,989 and 3,391,369 shares at January 31, 2014 and April 30, 2013, respectively	(103,286)	(94,547)
Total stockholders' equity	210,353	202,168
Non-controlling interest	100	100
Total equity	210,453	202,268

Total Liabilities, Mezzanine Equity and Equity	$382,831	$358,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Sales	$108,400	$106,215	$325,314	$302,706
Interest income	14,188	12,707	41,249	36,435

Total revenue	122,588	118,922	366,563	339,141

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,092	60,941	187,537	173,330
Selling, general and administrative	19,650	18,711	59,045	53,918
Provision for credit losses	36,776	25,189	91,602	70,499
Interest expense	779	795	2,291	2,156
Depreciation and amortization	835	712	2,407	2,070
Loss on disposal of property and equipment	37	64	76	64
Total costs and expenses	120,169	106,412	342,958	302,037

Income before taxes	2,419	12,510	23,605	37,104

Provision for income taxes	949	4,530	8,789	13,728

Net income	$1,470	$7,980	$14,816	$23,376

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$1,460	$7,970	$14,786	$23,346

Earnings per share:
Basic	$0.16	$0.88	$1.65	$2.55
Diluted	$0.16	$0.84	$1.56	$2.43

Weighted average number of shares outstanding:
Basic	8,917,826	9,017,613	8,984,958	9,142,296
Diluted	9,370,635	9,451,473	9,449,380	9,593,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended January 31,
	2014	2013
Operating Activities:
Net income	$14,816	$23,376
Adjustments to reconcile net income from operations to net cash rovided by operating activities:
Provision for credit losses	91,602	70,499
Losses on claims for payment protection plan	6,745	5,249
Depreciation and amortization	2,407	2,070
Amortization of debt issuance costs	163	155
Loss on disposal of property and equipment	76	64
Stock based compensation	1,147	1,525
Deferred income taxes	(1,817)	1,784
Change in operating assets and liabilities:
Finance receivable originations	(308,330)	(284,931)
Finance receivable collections	155,481	144,025
Accrued interest on finance receivables	(136)	(506)
Inventory	31,427	19,283
Prepaid expenses and other assets	(868)	(642)
Accounts payable and accrued liabilities	2,001	2,806
Deferred payment protection plan revenue	754	1,614
Income taxes, net	3,028	(463)
Excess tax benefit from share based compensation	(120)	(99)
Net cash used in operating activities	(1,624)	(14,191)

Investing Activities:
Purchases of property and equipment	(5,541)	(3,438)
Proceeds from sale of property and equipment	2	199
Net cash used in investing activities	(5,539)	(3,239)

Financing Activities:
Exercise of stock options and warrants	719	665
Excess tax benefit from share based compensation	120	98
Issuance of common stock	152	143
Purchase of common stock	(8,739)	(17,248)
Dividend payments	(30)	(30)
Debt issuance costs	(200)	(56)
Change in cash overdrafts	149	3,017
Proceeds from revolving credit facilities	237,263	238,336
Payments on revolving credit facilities	(222,287)	(206,906)
Net cash provided by financing activities	7,147	18,019

Increase (decrease) in cash and cash equivalents	(16)	589
Cash and cash equivalents, beginning of period	272	276

Cash and cash equivalents, end of period	$256	$865

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2014, the Company operated 130 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2014 and 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2013.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 35% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees.  Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby buyers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.9 million at January 31, 2014 and $1.8 million at April 30, 2013), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off, if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with over 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At January 31, 2014, 5.8% of the Company’s finance receivable balances were 30 days or more past due compared to 6.0% at January 31, 2013.

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

The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from 5 years to 1 year.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of incurred losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future.  While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues.

Based on the analysis discussed above and factoring in more recent increased charge-off levels with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2014 or April 30, 2013.

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

Cash Overdraft

As checks are presented for payment from the Company’s primary disbursement bank account, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of its revolving credit facilities.  Any cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment.  Any cash overdraft balance is reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the states of Alabama and Texas.  Under Alabama and Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.  Deferred sales tax liabilities are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2014 or April 30, 2013.

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

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2014	2013	2014	2013

Sales – used autos	$97,171	$94,966	$290,221	$268,539
Wholesales – third party	3,855	4,300	13,078	13,953
Service contract sales	3,758	3,661	11,386	10,730
Payment protection plan revenue	3,616	3,288	10,629	9,484

Total	$108,400	$106,215	$325,314	$302,706

Revenues from late fees were approximately $1.6 million and $1.4 million for the nine months ended January 31, 2014 and 2013, respectively. Late fees are recognized when collected and are reflected in interest and other income.  Finance receivables more than 90 days past due were approximately $2.4 million at January 31, 2014 and 2013.

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

Treasury Stock

The Company purchased 212,620 shares of its common stock for a total cost of $8.7 million during the first nine months of fiscal 2014 and 397,314 shares for a total cost of $17.2 million during the first nine months of fiscal 2013.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Statement of Operations for the nine months ended January 31, 2014 to reclassify expenses associated with the implementation of the global positioning system (“GPS”) units from cost of sales to selling, general and administrative expenses.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The weighted average interest rate for the portfolio was approximately 14.9% at January 31, 2014.  The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	January 31, 2014	April 30, 2013

Gross contract amount	$454,093	$414,614
Less unearned finance charges	(53,442)	(51,220)
Principal balance	400,651	363,394
Less allowance for credit losses	(90,942)	(75,345)

Finance receivables, net	$309,709	$288,049

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2014	2013

Balance at beginning of period	$288,049	$251,103
Finance receivable originations	308,330	284,931
Finance receivable collections	(155,481)	(144,025)
Provision for credit losses	(91,602)	(70,499)
Losses on claims for payment protection plan	(6,745)	(5,249)
Inventory acquired in repossession and payment protection plan claims	(32,842)	(27,909)

Balance at end of period	$309,709	$288,352

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2014	2013

Balance at beginning of period	$75,345	$65,831
Provision for credit losses	91,602	70,499
Charge-offs, net of recovered collateral	(76,005)	(60,764)

Balance at end of period	$90,942	$75,566

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables increased to 19.8% for the nine months ended January 31, 2014 compared to 18.1% for the same period in the prior year.  The increase in net charge-offs for the first nine months of fiscal 2014 resulted primarily from the increased frequency of losses due largely to competitive pressures, although the severity of losses increased slightly as well.  Higher sales volumes, lower collections and the shift in the relative age of the dealerships also had the effect of higher additions to the allowance charged to the provision for the first nine months of fiscal 2014.

As a result of the more recent increased charge-off levels and with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 40.5% for the nine months ended January 31, 2014 compared to 42.8% for the prior year period.  The decrease in collections as a percentage of average finance receivables was primarily due to the increase in the average term, higher contract modifications and more delinquent accounts for the first nine months of fiscal 2014 as compared to the first nine months of the prior year.  Delinquencies greater than 30 days were 5.8% for January 31, 2014 and 6.0% at January 31, 2013.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  We believe our customers continue to be under significant pressure due to the persistent negative macro-economic environment during the first nine months of fiscal 2014.  We expect these conditions to continue in the near to mid-term future.  The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS units on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2014		April 30, 2013		January 31, 2013

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$321,511	80.24%	$284,441	78.27%	$287,553	79.01%
3 - 29 days past due	55,873	13.95%	60,477	16.64%	54,358	14.94%
30 - 60 days past due	14,620	3.65%	10,232	2.82%	14,112	3.88%
61 - 90 days past due	6,221	1.55%	6,280	1.73%	5,494	1.51%
> 90 days past due	2,426	0.61%	1,964	0.54%	2,401	0.66%
Total	$400,651	100.00%	$363,394	100.00%	$363,918	100.00%

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

	Nine Months Ended January 31,
	2014	2013

Principal collected as a percent of average finance receivables	40.5%	42.8%
Average down-payment percentage	5.6%	5.8%

	January 31, 2014	January 31, 2013
Average originating contract term (in months)	27.7	28.3
Portfolio weighted average contract term, including modifications (in months)	29.5	28.7

The decrease in the principal collected as a percent of average finance receivables is primarily attributed to the longer average contract term and the increase in contract modifications when compared to this time last year.  The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties.  In order to remain competitive term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2014	April 30, 2013

Land	$6,330	$6,211
Buildings and improvements	11,068	10,715
Furniture, fixtures and equipment	11,078	9,956
Leasehold improvements	18,555	15,874
Construction in progress	2,294	1,246
Less accumulated depreciation and amortization	(16,088)	(13,821)

	$33,237	$30,181

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2014	April 30, 2013

Employee compensation	$4,080	$5,227
Cash overdrafts (see Note B)	1,686	1,537
Deferred service contract revenue (see Note B)	4,553	3,464
Deferred sales tax (see Note B)	2,756	2,436
Interest	246	237
Other	3,515	3,224

	$16,836	$16,125

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
				Balance at
	Aggregate Amount	Interest Rate	Maturity	January 31, 2014	April 30, 2013

Revolving credit facilities	$145,000	LIBOR + 2.25%	June 2016	$114,339	$99,563
( 2.41% at January 31, 2014 and 2.70% at April 30, 2013)

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

Amendment No. 4 to the Credit Facilities was signed effective February 13, 2014 to amend the structure of the debt covenants as related to the application of the fixed charge coverage ratio calculation.  As amended, the fixed charge coverage ratio calculation will be required only if availability, as defined, under the revolving credit facilities is less than certain specified thresholds.  The amendment also increases the allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows for the sale of certain vehicle contracts to third parties.

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

The Company was in compliance with the covenants at January 31, 2014.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2014, the Company had additional availability of approximately $29 million under the revolving credit facilities.

The Company incurred debt issuance costs of approximately $200,000 and $42,000 in connection with the amendments to the credit facilities in June 2013 and September 2012, respectively.  The Company recognized $163,000 and $155,000 of amortization for the nine months ended January 31, 2014 and January 31, 2013, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2014 and April 30, 2013:

	January 31, 2014		April 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$256	$256	$272	$272
Finance receivables, net	309,709	246,400	288,049	227,121
Accounts payable	10,271	10,271	8,832	8,832
Revolving credit facilities	114,339	114,339	99,563	99,563

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and  had a third party appraisal  in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial has been at a 37.5% discount; however, due to the increased credit losses the discount will be 38.5% effective February 1, 2014. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2014, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013

Weighted average shares outstanding-basic	8,917,826	9,017,613	8,984,958	9,142,296
Dilutive options and restricted stock	452,809	433,860	464,422	451,558

Weighted average shares outstanding-diluted	9,370,635	9,451,473	9,449,380	9,593,854

Antidilutive securities not included:
Options	80,000	45,000	73,333	41,667

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $1.1 million ($720,000 after tax effects) and $1.5 million ($960,000 after tax effects) for the nine months ended January 31, 2014 and 2013, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 6, 2023
Shares available for grant at January 31, 2014	-	367,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	January 31, 2014	January 31, 2013
Expected term (years)	5.0	5.0
Risk-free interest rate	0.67%	0.78%
Volatility	50%	50%
Dividend yield	—	—

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

There were 25,000 and 40,000 options granted during the nine months ended January 31, 2014 and 2013, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2014 and 2013 was $487,000 and $784,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $1.0 million ($654,000 after tax effects) and $1.4 million ($887,000 after tax effects) for the nine months ended January 31, 2014 and 2013, respectively.

The aggregate intrinsic value of outstanding options at January 31, 2014 and 2013 was $19.3 million and $21.3 million, respectively.

As of January 31, 2014, the Company had approximately $816,000 of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 0.9 years.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2014	2013

Options Exercised	30,500	28,500
Cash Received from Option Exercises	$719	$665
Intrinsic Value of Options Exercised	$563	$603

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

There were no restricted shares granted during the first nine months of fiscal 2014 or fiscal 2013.  A total of 187,027 shares remained available for award at January 31, 2014. There were 23,500 unvested shares at January 31, 2014 with a weighted average grant date fair value of $23.66.

The Company recorded compensation cost of $78,000 ($49,000 after tax effects) and $92,000 ($58,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2014 and 2013, respectively.

As of January 31, 2014, the Company had approximately $116,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1.1 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2013 or during the first nine months of fiscal 2014.

J - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2014	2013
Supplemental disclosures:
Interest paid	$2,282	$2,081
Income taxes paid, net	7,578	12,407

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	32,842	27,909

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of January 31, 2014, the Company operated 130 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 12%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 8.1% for the first nine months of fiscal 2014 compared to the same period of fiscal 2013 due primarily to a 6.7% increase in retail units sold and a 13.2% increase in interest income.  The average retail sales price also increased 1.3% to $9,762 for the first nine months of fiscal 2014 from $9,635 for the first nine months of fiscal 2013.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  During the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 23.1% in fiscal 2013 (average of 21.3%).  In fiscal 2009, the Company saw the benefit of operational improvements despite negative macro-economic factors and experienced credit losses of 21.5% of sales.  Improvements in credit losses continued into fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  These competitive pressures have intensified and, along with a continued negative macro-economic environment for our customers, have further impacted the Company’s credit losses in fiscal 2014.  Credit losses as a percentage of sales for the first nine months of fiscal 2014 were 28.2% (25.8% excluding the effect of the increase in the allowance for credit losses) compared to 23.3% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs along with the effect of lower wholesale sales.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally the older, more mature dealerships have more repeat customers and on average, repeat customers are a better credit risk than non-repeat customers.  Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.  However, the Company does believe that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent quarters, a negative impact on collections.  Additionally, increased competition for used vehicle financing can have, and management believes it is currently having, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has installed a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company has implemented credit reporting and has begun installing GPS units on vehicles.  Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements.  The Vice President of Support Operations oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Collections Compliance Manager who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2013 was 42.5%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan.  For the first nine months of fiscal 2014, the gross margin as a percentage of sales was 42.4% down slightly from 42.7% for the first nine months of fiscal 2013.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Three Months Ended January 31,		2014 vs.		Three Months Ended January 31,
	2014	2013	2013		2014	2013

Revenues:
Sales	$108,400	$106,215	2.1%		100.0%	100.0%
Interest income	14,188	12,707	11.7		13.1	12.0
Total	122,588	118,922	3.1		113.1	112.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	62,092	60,941	1.9		57.3	57.4
Selling, general and administrative	19,650	18,711	5.0		18.1	17.6
Provision for credit losses	36,776	25,189	46.0		33.9	23.7
Interest expense	779	795	(2.0)		0.7	0.7
Depreciation and amortization	835	712	17.3		0.8	0.7
Gain on Disposal of Property and Equipment	37	64	(42.2)		-	-
Total	120,169	106,412	12.9		110.9	100.1

Pretax income	$2,419	$12,510	(80.7	) %	2.2%	11.8%

Operating Data:
Retail units sold	10,735	10,403
Average stores in operation	129	118
Average units sold per store per month	27.7	29.4
Average retail sales price	$9,739	$9,797
Same store revenue change	(2.8)%	8.8%

Period End Data:
Stores open	130	120
Accounts over 30 days past due	5.8%	6.0%

Three Months Ended January 31, 2014 vs. Three Months Ended January 31, 2013

Revenues increased by $3.7 million, or 3.1%, for the three months ended January 31, 2014 as compared to the same period in the prior fiscal year.  The increase was the result of (i) revenue growth from dealerships opened during the three months ended January 31, 2013 ($802,000) and (ii) revenue from dealerships opened after January 31, 2013 ($6.2 million), offset by (iii) a revenue decrease from dealerships that operated a full three months in both periods ($3.3 million decrease, or 2.8%).  The challenging competitive environment is putting pressure on the sales volumes especially at the older dealerships.

Cost of sales as a percentage of sales remained relatively flat at 57.3% for the three months ended January 31, 2014 compared to 57.4% in the same period of the prior fiscal year. The decrease from the prior year period relates primarily to lower inventory repair costs partially offset by higher claims under the payment protection plan.  The average retail sales price for the third quarter of fiscal 2014 decreased $58 from the third quarter of fiscal 2013.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  However, recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.1% for the three months ended January 31, 2014, an increase of 0.5% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $939,000 in the third quarter of fiscal 2014 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships, higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales increased to 33.9% (26.8% excluding the effect of the increase in the allowance for credit losses) for the three months ended January 31, 2014 compared to 23.7% for the three months ended January 31, 2013.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables, as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables was 6.7% for the three months ended January 31, 2014 compared to 5.7% for the prior year quarter.  The increase primarily resulted from the frequency of losses largely due to competitive pressures.   The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic and competitive pressures are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  As a result, management increased the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense for the three months ended January 31, 2014 as a percentage of sales remained constant at 0.7% compared to the three months ended January 31, 2013.   The overall dollar increase in interest expense resulted from higher average borrowings during the three months ended January 31, 2014 ($110.2 million compared to $102.4 million in the prior year), which were partially offset by lower interest rates on the Company’s variable rate debt.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change		As a % of Sales
	Nine Months Ended January 31,		2014 vs.		Nine Months Ended January 31,
	2014	2013	2013		2014	2013

Revenues:
Sales	$325,314	$302,706	7.5%		100.0%	100.0%
Interest income	41,249	36,435	13.2		12.7	12.0
Total	366,563	339,141	8.1		112.7	112.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	187,537	173,330	8.2		57.6	57.3
Selling, general and administrative	59,045	53,918	9.5		18.2	17.8
Provision for credit losses	91,602	70,499	29.9		28.2	23.3
Interest expense	2,291	2,156	6.3		0.7	0.7
Depreciation and amortization	2,407	2,070	16.3		0.7	0.7
Loss on Disposal of Property and Equipment	76	64	18.8		-	-
Total	342,958	302,037	13.6		105.4	99.8

Pretax income	$23,605	$37,104	(36.5	) %	7.3%	12.3%

Operating Data:
Retail units sold	31,986	29,970
Average stores in operation	127	116
Average units sold per store per month	28.0	28.7
Average retail sales price	$9,762	$9,635
Same store revenue change	1.8%	2.8%

Period End Data:
Stores open	130	120
Accounts over 30 days past due	5.8%	6.0%

Nine months Ended January 31, 2014 vs. Nine months Ended January 31, 2013

Revenues increased by $27.4 million, or 8.1%, for the nine months ended January 31, 2014 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($6.0 million or 1.8%), (ii) revenue growth from stores opened during the nine months ended January 31, 2013 ($6.6 million), and (iii) revenue from stores opened after January 31, 2013 ($14.8 million).

Cost of sales as a percentage of sales increased 0.3% to 57.6% for the nine months ended January 31, 2014 from 57.3% in the same period of the prior fiscal year.  The increase from the prior year period relates primarily to higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  The average retail sales price increased 1.3% to $9,762 for the nine months ended January 31, 2014 compared to $9,635 for the nine months ended January 31, 2013.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.  Wholesale sales decreased during the nine months ended January 31, 2014 compared to the prior year period due to a lower average wholesale price combined with fewer repossessed units being sold at wholesale in the current year.

Selling, general and administrative expense as a percentage of sales was 18.2% for the nine months ended January 31, 2014, an increase of 0.4% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $5.1 million related primarily to higher payroll costs and other incremental costs related to new locations opened after January 31, 2013 and increased costs relate to the GPS implementation.

Provision for credit losses as a percentage of sales increased to 28.2% (25.8% excluding the effect of the increase in the allowance for credit losses) for the nine months ended January 31, 2014 from 23.3% in the same period of the prior fiscal year.  The increase as a percentage of sales was partially the result of lower collections as a percentage of average finance receivables as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables was 19.8% for the nine months ended January 31, 2014 compared to 18.1% for the prior year quarter.  Continuing negative macro-economic and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables.  Management increased the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.  The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices remains the single most important determinate of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales remained constant at 0.7% for the nine months ended January 31, 2014 compared to the same period of the prior fiscal year.  The overall dollar increase in interest expense was attributable to higher average borrowings during the nine months ended January 31, 2014 as compared to the same period in the prior fiscal year ($104.0 million compared to $91.6 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2014	April 30, 2013
Assets:
Finance receivables, net	$309,709	$288,049
Inventory	34,242	32,827
Property and equipment, net	33,237	30,181

Liabilities:
Accounts payable and accrued liabilities	27,107	24,957
Deferred payment protection plan revenue	13,664	12,910
Income taxes payable (receivable), net	518	(2,390)
Deferred tax liabilities, net	16,350	18,167
Debt facilities	114,339	99,563

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has been historically due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at January 31, 2014 increased as compared to January 31, 2013 (29.5 months vs. 28.7 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its customer contracts which include increases to the overall length of contract terms. Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first nine months of fiscal 2014, inventory increased 4.3% ($1.4 million) as compared to inventory at April 30, 2013 due to seasonal inventory increases in relation to the fourth quarter which includes tax time and additional inventory related to new dealership openings.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased $3.1 million during the nine months ended January 31, 2014 as compared to property and equipment, net, at April 30, 2013 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased $2.2 million during the first nine months of fiscal 2014 as compared to Accounts payable and accrued liabilities at April 30, 2013 due primarily to the increase related to higher expenditures for cost of goods sold and selling, general and administrative costs partially offset by lower accrued employee compensation due to timing.

Income taxes receivable, net, decreased $2.9 million at January 31, 2014 as compared to April 30, 2013 primarily due to the timing of quarterly tax payments and the use of the majority of the receivable existing at April 30, 2013.

Deferred tax liabilities, net, decreased $1.8 million at January 31, 2014 as compared to April 30, 2013 due primarily to increases in deferred tax assets related to deferred payment protection plan revenue and stock compensation and decreases in the deferred tax liabilities related to fixed assets and finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first nine months of fiscal 2014, the Company funded finance receivables growth of $37.3 million, capital expenditures of $5.5 million and common stock repurchases of $8.7 million with only a $14.8 million increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2014	2013
Operating activities:
Net income	$14,816	$23,376
Provision for credit losses	91,602	70,499
Losses on claims for payment protection plan	6,745	5,249
Depreciation and amortization	2,407	2,070
Stock based compensation	1,147	1,525
Finance receivable originations	(308,330)	(284,931)
Finance receivable collections	155,481	144,025
Inventory	31,427	19,283
Accounts payable and accrued liabilities	2,001	2,806
Deferred payment protection plan revenue	754	1,614
Income taxes, net	3,028	(463)
Deferred income taxes	(1,817)	1,784
Accrued interest on finance receivables	(136)	(506)
Other	(749)	(522)
Total	(1,624)	(14,191)

Investing activities:
Purchase of property and equipment	(5,541)	(3,438)
Proceeds from sale of property and equipment	2	199
Total	(5,539)	(3,239)

Financing activities:
Debt facilities, net	14,776	31,374
Change in cash overdrafts	149	3,017
Purchase of common stock	(8,739)	(17,248)
Dividend payments	(30)	(30)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	991	906
Total	7,147	18,019

Increase (decrease) in cash	$(16)	$589

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

Cash flows from operations for the nine months ended January 31, 2014 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) lower net income and (iii) a decrease in deferred income taxes, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (v) an increase in income tax payable, net  and (vi) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $21.7 million from April 30, 2013 to January 31, 2014.

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

The Company believes that the amount of credit available for the sub-prime auto industry has increased recently.  Management expects the availability of consumer credit within the automotive industry to be higher over the near and mid- term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses in the near term will be higher than historical ranges due to significant negative macro-economic effects as well as increased competitive pressures.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of January 31, 2014, the Company leased approximately 80% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2014, the Company had $256,000 of cash on hand and an additional $29 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in June 2016, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of January 31, 2014.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2014, the weighted average total contract term was 29.5 months with 21.2 months remaining. The reserve amount in the allowance for credit losses at January 31, 2014, $90.9 million, was 23.5% of the principal balance in finance receivables of $400.7 million, less unearned payment protection plan revenue of $13.7 million. Based on the analysis discussed below, and factoring in more recent increased charge-off levels  with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  As we continue to experience elevated credit losses in an intense competitive environment, management believes this environment to be more permanent in nature than we had previously thought and expects it to continue for the near to mid-term.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time 5 years to 1 year.

●
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

●
The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $3.9 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of January 31, 2014, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $114.3 million outstanding at January 31, 2014. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At January 31, 2014, approximately 37% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2013 through November 30, 2013	0		$0.00	0		848,688
December 1, 2013 through December 31, 2013	200,000	(2)	$41.04	200,000	(2)	648,688
January 1, 2014 through January 31, 2014	0		$0.00	0		648,688
Total	200,000		$41.04	200,000		648,688

(1)	The above described stock repurchase program has no expiration date.
(2)	These shares were purchased in a single block transaction from an affiliate of the Company.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

3.3
Amendment No. 1 to the Amended and Restated Bylaws of the Company dated February 18, 2014.  (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014)

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

Dated: March 3, 2014