Form 10-K
period 2014-04-30
AMERICAS CARMART INC
filed 2014-06-11
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-14939
______________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2013 was $368,410,385 (8,054,447 shares), based on the closing price of the registrant’s common stock of $45.74.
There were 8,725,335 shares of the registrant’s common stock outstanding as of June 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;

•	same dealership revenue growth;

•	future revenue growth;

•	receivables growth as related to revenue growth;

•	gross margin percentages;

•	interest rates;

•	future credit losses;

•	security breaches, cyber-attacks, or fraudulent activity;

•	the Company’s business and growth strategies;

•	financing the majority of growth from profits; and

•	having adequate liquidity to satisfy its capital needs.

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

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the “Company” include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation, (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation, (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2014, the Company operated 134 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed by Car-Mart over the last 30 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.2% in fiscal 2010 to a high of 27.4% in fiscal 2014 (average of 22.5%).  The fiscal 2014 annual credit losses as a percentage of sales was 25.7% excluding the effect of the increase in the allowance for credit losses made in the 3rd quarter of fiscal 2014.    The Company believes that it can continue to be successful provided it maintains its credit losses within or below its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

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

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.   The Company has made significant infrastructure investments during the last five years in order to improve performance of existing dealerships and to grow its dealership count.  These improvements have resulted in favorable operating results in recent years and have allowed the Company to successfully grow dealership count. The Company ended fiscal 2014 with 134 locations, a net increase of ten locations over the prior year-end, and intends to add new dealerships selectively in what it considers to be good, solid communities with a targeted number of eight dealership openings for fiscal 2015, subject to favorable operating performance.  These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,768 per unit in fiscal 2014.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 29.8 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions; nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology, Legal and Compliance and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the negative macro-economic environment, has positively affected recruitment of outside talent in recent years, and the Company currently expects this to continue.

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

Low Cost Operator.  The Company has structured its dealership and corporate office operations to minimize operating costs.  The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services.  Associate compensation is standardized for each dealership position.  Other operating costs are closely monitored and scrutinized.  Technology is utilized to maximize efficiency.  The Company believes its operating costs as a percentage of revenues, and per unit sold, are among the lowest in the industry.

Well-Capitalized / Limited External Capital Required for Growth.  As of April 30, 2014, the Company’s debt to equity ratio (Revolving credit facilities divided by Total equity on the Consolidated Balance Sheet) was 0.46 to 1.0, which the Company believes is lower than its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

Significant Expansion Opportunities.  The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also successful in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri and Little Rock, Arkansas.  The Company believes there are numerous suitable communities within the ten states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. As previously discussed, the Company plans to continue to add new dealerships going forward depending upon operational success. Existing dealerships will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

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

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2014, 2013 and 2012:

	Years Ended April 30,
	2014	2013	2012
Dealerships at beginning of year	124	114	106
New dealerships opened/acquired	10	10	8
Dealerships closed	-	-	-

Dealerships at end of year	134	124	114

Below is a summary of dealership locations by state as of April 30, 2014, 2013 and 2012:

	As of April 30,
Dealerships by State	2014	2013	2012
Arkansas	38	38	37
Oklahoma	24	21	21
Missouri	18	17	14
Texas	14	14	14
Kentucky	11	10	10
Alabama	14	13	10
Tennessee	5	5	4
Mississippi	5	4	3
Georgia	4	1	0
Indiana	1	1	1

Total	134	124	114

Dealerships are typically located in smaller communities.  As of April 30, 2014, approximately 78% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing.  The Company purchases vehicles primarily through wholesalers, new car dealers, individuals and from auctions.  The majority of vehicle purchasing is performed by the Company’s buyers, although dealership managers are authorized to purchase vehicles as needed.  A buyer will purchase vehicles for one to four dealerships depending on the size of the dealerships.  Buyers report to the dealership manager, or managers, for whom they make purchases, and to a regional purchasing director.  The regional purchasing directors report to the Director of Purchasing. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s buyers purchase vehicles between six and 12 years of age with 90,000 to 140,000 miles, and pay between $3,000 and $7,000 per vehicle. The Company focuses on providing basic transportation to its customers.  The Company generally does not purchase sports cars or luxury cars.  Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Chrysler 300, Ford Taurus, Ford Fusion, Dodge Ram Pickup, Ford Explorer and the Ford F-150 Pickup.  The Company sells a significant number of trucks and sport utility vehicles. The Company’s buyers inspect and test-drive almost every vehicle they purchase.  Buyers attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 25 to 100 vehicles depending on the maturity of the dealership and the time of the year.  Inventory turns over approximately 8 to 9 times each year.  Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts.  Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all financed customers elect to purchase this product when purchasing a vehicle in those states.

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

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 18 months to 36 months (average of 29.8 months), and annual interest charges ranging from 11% to 19% (weighted average of 14.9% at April 30, 2014). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system used for monitoring and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level.  The majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, customers can also send their payments through the mail, set up ACH auto draft, make mobile payments, payments on-line and payments at certain money service centers.  Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due.   The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures.  In addition, the Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company also has a Collections Compliance Manager who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due and three or more weeks past due, and for larger dealerships, one and two weeks past due, 15 to 44 days past due and 45-plus days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

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

New Dealership Openings.  Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities.  New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company currently intends to add new dealerships selectively in what it considers to be good, solid communities with a targeted number of openings of eight dealerships for fiscal 2015, subject to favorable operating performance.

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

Typically, monthly sales levels at new dealerships are substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Historically, sales growth at new dealerships could exceed 10% per year for a number of years.  Historically, mature dealerships typically experience annual sales growth, but at a lower percentage than new dealerships. Due to continual operational initiatives the Company is able to support higher sales levels, and recently, the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new dealership openings have improved.  Competitive conditions and negative macro-economic factors in the most recent periods have had a negative effect on historical annual sales growth rates.  Sales increased by 13% in fiscal 2012, 8% in fiscal 2013 and 5% in fiscal 2014.

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

Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a purchasing director, a sales director, a collection compliance manager, a support operations officer, compliance auditors, a vice president of human resources, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees dealership operations.  The Company’s dealerships transmit and submit operating and financial information and reports to the corporate office on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance auditors and senior management visit the Company’s dealerships to inspect, review and comment on operations.  The corporate office assists in training new managers and other dealership level associates.  Compliance auditors visit dealerships to ensure policies and procedures are being followed and that the Company’s assets are being safe-guarded. In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a dealership’s performance. Also, bankrupt and legal action accounts and other accounts that have been written off at dealerships are handled by the corporate office in an effort to allow dealership personnel time to focus on more current accounts.

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

Industry

Used Car Sales.  The market for used car sales in the United States is significant.  Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships.  The Company operates in the Integrated Auto Sales and Finance segment of the independent used car sales and finance market.  Integrated Auto Sales and Finance dealers sell and finance used cars to individuals with limited credit histories or past credit problems.  Integrated Auto Sales and Finance dealers typically offer their customers certain advantages over more traditional financing sources, such as less restrictive underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

Used Car Financing.  The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers.  Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems.  Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts.  Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. More recently, funding for the deep subprime automobile market has increased significantly.  Management attributes the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession.  Management expects the availability of consumer credit within the automotive industry to continue to be higher over the near and mid- term when compared to recent history.

Competition

The used automotive retail industry is highly competitive and fragmented.  The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and to a lesser but increasing degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale of used vehicles.  The increased funding to the used automobile industry has led to increased competitive pressures which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts, as well as to the higher charge-off levels experienced by the Company in recent periods.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal 2012, fiscal 2013 and fiscal 2014 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the Consumer Financial Protection Bureau (“CFPB”) with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company.  The CFPB can exercise regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.  The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. Until the CFPB begins to propose rules and regulations that apply to consumer credit activities relevant to the products and services of the Company, it is not possible to accurately predict what effect the CFPB will have on the business or on the Company’s operations and financial performance.

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

Employees

As of April 30, 2014, the Company, including its consolidated subsidiaries, employed approximately 1,360 full time associates.  None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2014:

Name	Age	Position with the Company

William H. Henderson	50	President, Chief Executive Officer and Director

Jeffrey A. Williams	51	Chief Financial Officer, Vice President Finance, Secretary and Director

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically from peak sales years.  While sales levels for new vehicles have risen steadily since the trough in 2009 and 2013 new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels.  This has had and could continue to have a significant negative effect on the supply of vehicles available to the Company in future periods.

The used automotive retail industry is highly competitive and fragmented, which could result in increased costs to the Company for vehicles and adverse price competition. Increased competition on the financing side of the business could result in increased credit losses.

The Company competes principally with other independent Integrated Auto Sales and Finance dealers, and with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions.  The Company competes for both the purchase and resale, which includes, in most cases, financing for the customer, of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that Car-Mart offers in the same or similar markets at competitive prices.  Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins.  Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.  Increased competition on the financing side puts pressure on contract structures and increases the risk for higher credit losses.  More qualified applicants have more financing options on the front-end, and if events adversely affecting the borrower occur after the sale, the increased competition may tempt the borrower to default on their contract with the Company in favor of other financing options, which in turn increases the likelihood of the Company not being able to save that account.

The used automotive retail industry operates in a highly regulated environment with significant attendant compliance costs and penalties for non-compliance.

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales and finance activities in the sale of motor vehicles.

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the CFPB with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company.  The CFPB can exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.  The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. Until the CFPB begins to propose rules and regulations that apply to consumer credit activities relevant to the products and services of the Company, it is not possible to accurately predict what effect the CFPB will have on the business or on the Company’s operations and financial performance.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the ten states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 35% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

•
Availability and cost of vehicles.  The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships.  The overall new car sales volumes in the United States have decreased dramatically from peak sales years.  While sales levels for new vehicles have risen steadily since the trough in 2009 and 2013 new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels.  This could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods.  This could make it difficult to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal years 2012, 2013 and 2014 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Security breaches, cyber-attacks or fraudulent activity could result in damage to the Company's operations or lead to reputational damage.

Our information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunications failures, infiltration by unauthorized persons and security breaches, usage errors by our employees, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes.  A security breach of the Company's computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that result in the unauthorized release of its users’ personal information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company's reputation, and a loss of confidence in the Company's security measures, which could harm its business. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company's systems and could harm relationships with the Company's suppliers, which could have a material adverse effect on the Company's business. Actual or anticipated attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Despite the implementation of security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.

Most of the Company's customers provide personal information, including bank account information when applying for financing. The Company relies on encryption and authentication technology to provide security to effectively store and securely transmit confidential information.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company's customers and its business and could result in a loss of customers, suppliers, or revenue.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2014, the Company leased approximately 87% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low

First quarter	$49.21	$41.36	$47.92	$35.81
Second quarter	47.52	39.79	49.20	40.42
Third quarter	47.93	38.38	43.32	35.89
Fourth quarter	40.00	34.56	50.59	39.52

As of June 10, 2014, there were approximately 875 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Stock Incentive Plan and the 2007 Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees.  These plans have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by the stockholders	1,117,000	$21.75	554,527

Equity compensation plans
not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2009 and ending on April 30, 2014.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2009.

The dollar value at April 30, 2014 of $100 invested in the Company’s common stock on April 30, 2009 was $222.81, compared to $322.16 for the Automobile Index described above and $249.28 for the NASDAQ Market Index (U.S. Companies).

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

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on August 16, 2012. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2014 through February 28, 2014	100,000	$35.53	100,000	548,688
March 1, 2014 through March 31, 2014	11,713	$35.49	11,713	536,975
April 1, 2014 through April 30, 2014 (2)	1,265	$36.14	0	536,975
Total	112,978	$35.53	111,713	536,975

(1)  The above described stock repurchase program has no expiration date.
(2) 1,265 of the shares purchased during April 2014 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended April 30,
	(In thousands, except per share amounts)
	2014	2013	2012	2011	2010

Revenues	$489,187	$464,676	$430,177	$379,251	$338,930

Net income attributable to common
stockholders	$21,089	$32,125	$32,947	$28,175	$26,799
Diluted earnings per share from
continuing operations	$2.25	$3.36	$3.24	$2.54	$2.27

	April 30,
	(In thousands)
	2014	2013	2012	2011	2010

Total assets	$363,297	$358,265	$310,940	$276,409	$251,272
Total debt	$97,032	$99,563	$77,900	$47,539	$38,766
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$213,006	$202,268	$184,473	$187,011	$176,190
Shares outstanding	8,736	9,023	9,378	10,497	11,338

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2014, the Company operated 134 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 16% per year over the last ten years (average 11%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 5.3% for the fiscal year ended April 30, 2014 compared to fiscal 2013 primarily due to a 4.5% increase in retail units sold, a 0.5% increase in average retail sales price and an 11.7% increase in interest income.

The Company earns revenue from the sale of used vehicles, and in most cases a related service contract and a payment protection plan product, as well as interest income and late fees from the related financing.  The Company’s cost structure is more fixed in nature and is sensitive to volume changes.  Revenues can be affected by our level of competition, which is influenced to a large extent by the availability of funding to the sub-prime automobile industry, together with the availability and resulting purchase cost of the types of vehicles the Company purchases for resale.  Revenues can also be affected by the macro-economic environment.  At the point of sale, down payments, contract term lengths and proprietary credit scoring are monitored closely by corporate management and are critical to helping customers succeed.  After the sale, collections, delinquencies and charge-offs are important in the Company’s evaluation of its financial condition and results of operations and are monitored and reviewed on a continuous basis.  Management believes that developing and maintaining a relationship with its customers and earning their repeat business is critical to the success and growth of the Company and can serve to offset the effects of increased competition and negative macro-economic factors.

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers, potential targets for competition.  Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which have a negative effect on collection percentages, liquidity and credit losses.  Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives is attracting excess capital into the sub-prime automobile market and increasing competition.  In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and the “local” face to face offering to the market in an effort to help customers succeed.  The Company has also focused additional attention on selling lower priced vehicles to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts especially when competition on the lending side is elevated as has been the case recently.

The purchase price the Company pays for its vehicles can also have a significant effect on revenues, liquidity and capital resources.  Because the Company bases its selling price on the purchase cost of the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets.  As we have seen in recent years, decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply and generally increased prices in the used car market. Also, expansions or constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand and the resulting purchase cost of the types of vehicles the Company purchases for resale.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in in the third quarter)  (average of 22.5%).  Operational improvements during fiscal 2009 and fiscal 2010 led to improved credit losses in fiscal 2010 as the provision for credit losses was 20.2 % of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  With the acceptable and consistent credit results over the previous years and the overall quality of the portfolio at April 30, 2012, management reduced the allowance for credit losses as a percentage of finance receivable at April 30, 2012 to 21.5% from 22.0%.  The allowance for credit losses had been 22% of finance receivables since October 2006.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  These competitive pressures have intensified and, along with a continued negative macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014.  As a result of the increased credit losses and with the expectation that charge-offs will remain elevated, management increased the allowance for credit losses to 23.5% at January 31, 2014.  Credit losses as a percentage of sales for fiscal 2014 were 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses) compared to 23.1% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs along with the effect of lower wholesale sales.

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

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company has implemented credit reporting and has begun installing global positioning system (“GPS”) units on vehicles.  Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements.  The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Collections Compliance Manager who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2014 was 42.2%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2014	2013
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2014	2013	2012	2013	2012	2014	2013	2012
Operating Statement:
Revenues:
Sales	$434,504	$415,740	$386,857	4.5%	7.5%	100.0%	100.0%	100.0%
Interest and other income	54,683	48,936	43,320	11.7	13.0	12.6	11.8	11.2
Total	489,187	464,676	430,177	5.3	8.0	112.6	111.8	111.2

Costs and expenses:
Cost of sales, excluding depreciation
shown below	251,319	238,984	223,392	5.2%	7.0%	57.8	57.5	57.7
Selling, general and administrative	78,591	73,180	67,663	7.4	8.2	18.1	17.6	17.5
Provision for credit losses	119,247	96,035	81,638	24.2	17.6	27.4	23.1	21.1
Interest expense	2,997	2,937	2,285	2.0	28.5	0.7	0.7	0.6
Depreciation and amortization	3,285	2,826	2,329	16.2	21.3	0.8	0.7	0.6
Loss on disposal of property and
equipment	76	58	91	31.0	(36.3)	-	-	-
Total	455,515	414,020	377,398	10.0	9.7	104.8	99.6	97.5

Income before income taxes	$33,672	$50,656	$52,779	(33.5)	(4.0)	7.7%	12.2%	13.6%

Operating Data (Unaudited):
Retail units sold	42,551	40,737	37,722	4.5%	8.0%
Average dealerships in operation	128	118	110	8.5	7.3
Average units sold per dealership	332	345	343	(3.7)	0.7
Average retail sales price	$9,768	$9,721	$9,675	0.5	0.5

Same store revenue growth	(0.8)%	3.3%	7.5%
Receivables average yield	14.2%	14.3%	14.2%

2014 Compared to 2013

Total revenues increased $24.5 million, or 5.3%, in fiscal 2014, as compared to revenue growth of 8.0% in fiscal 2013, principally as a result of  (i) revenue growth from dealerships opened during the fiscal year ended April 30, 2013 ($17.8 million) and (ii) revenue from dealerships opened after April 30, 2013 ($10.1 million), offset by (iii) a revenue decrease from dealerships that operated a full twelve months in both periods ($3.4 million decrease, or 0.8%).  The challenging competitive environment is putting pressure on the sales volumes especially at the older dealerships.  The increase in revenue for fiscal 2014 is attributable to (i) a 4.5% increase in retail unit volumes together with a 0.5% increase in the average unit sales price, (ii) an 11.7% increase in interest and other income, partially offset by (iii) a 4.2% decrease in wholesale sales.

Cost of sales, as a percentage of sales, increased to 57.8% in fiscal 2014 from 57.5% in fiscal 2013. The increase from the prior year period relates primarily to higher claims under the payment protection plan and higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures.  The average retail sales price for fiscal 2014 was $9,768, a $47 increase over the prior fiscal year.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  However, recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.  Wholesale sales decreased during fiscal 2014 as compared to the prior fiscal year due to a lower average wholesale price combined with fewer repossessed units being sold at wholesale in the current year.  A significant effort was made to recondition and re-retail more repossessed vehicles in fiscal 2014 in order to offer a lower priced vehicle to our customers.

Selling, general and administrative expenses, as a percentage of sales, increased 0.5% to 18.1% in fiscal 2014 from 17.6% in fiscal 2013.  Selling, general and administrative expenses are, for the most part, more fixed in nature.  In dollar terms, overall selling, general and administrative expenses increased $5.4 million from fiscal 2013, which consisted primarily of increased payroll costs, incremental costs related to new dealerships, higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales increased to 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses made in the 3rd quarter) for fiscal 2014 compared to 23.1% for fiscal 2013.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables, as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables were 28.2% for fiscal 2014 compared to 25.2% for the prior year.  The increase primarily resulted from the frequency of losses largely due to competitive pressures, although the severity of losses increased slightly as well.  The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices. However, the extended negative macro-economic and competitive pressures are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  As a result, management increased the allowance for credit losses to 23.5% from 21.5%.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effect) charge to the provision for credit losses.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressure has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2014 as a percentage of sales remained constant at 0.7% compared to fiscal 2013.  Higher average borrowings during the fiscal year 2014 ($103.0 million compared to $93.3 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

2013 Compared to 2012

Total revenues increased $34.5 million, or 8.0%, in fiscal 2013, as compared to revenue growth of 13.4% in fiscal 2012, principally as a result of (i) revenue growth from dealerships that operated a full 12 months in both periods ($13.8 million), (ii) revenue growth from dealerships opened during fiscal 2012 ($12.2 million), and (iii) revenues from dealerships opened during fiscal 2013 ($8.5 million).  The increase in revenue for fiscal 2013 is attributable to (i) an 8.0% increase in retail unit volumes together with a 0.5% increase in the average unit sales price, (ii) a 13.0% increase in interest and other income, partially offset by (iii) a $2.2 million decrease in wholesale sales.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2014, 2013 and 2012 (in thousands):

	April 30,
	2014	2013	2012
Assets:
Finance receivables, net	$293,299	$288,049	$251,103
Inventory	30,115	32,827	27,242
Property and equipment, net	33,913	30,181	27,547

Liabilities:
Accounts payable and accrued liabilities	23,600	24,957	20,701
Deferred payment protection plan revenue	13,233	12,910	10,745
Income taxes payable (receivable), net	782	(2,390)	(1,444)
Deferred income tax liabilities, net	15,244	18,167	16,721
Revolving credit facilities	97,032	99,563	77,900

Historically, finance receivables has tended to grow slightly faster than revenue growth.  This has been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years. The following table shows receivables growth compared to revenue growth.  The average term for installment sales contracts at April 30, 2014 was 29.8 months compared to 29.3 months at April 30, 2013.  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its customer contracts which include increases to the overall length of contract terms.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The decreased sales in the fourth quarter of fiscal 2014 compared to the prior year fourth quarter and the increase in the allowance for credit losses made in the third quarter of fiscal 2014 contributed to a lower growth in finance receivables, net, compared to revenue growth.  The lower fourth quarter sales resulted to a large extent from efforts to improve more current deal structures in light of recent higher charge-off levels.  The Company currently anticipates going forward that the growth in finance receivables will be slightly higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

	Years Ended April 30,
	2014	2013	2012

Growth in finance receivable, net of deferred
payment protection plan revenue	1.8%	14.5%	11.9%
Revenue growth	5.3%	8.0%	13.4%

In fiscal 2014, inventory decreased 8.3% ($2.7 million) as compared to revenue growth of 5.3%.  The decrease resulted primarily from efficiencies gained in inventory management for purchases and in liquidation processes for wholesales coupled with the effect of managing inventories related to the reduced sales levels experienced in the fourth quarter of fiscal 2014 and a conscious effect to increase the offering of lower cost inventory.  The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased $3.7 million in fiscal 2014 as compared to fiscal 2013 as the Company incurred expenditures related to new dealerships as well as to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities decreased $1.4 million at April 30, 2014 as compared to April 30, 2013 due primarily to decreased payables related to lower inventory levels as well as the amount and timing of cash overdrafts and accrued employee compensation.

Income taxes receivable, net, decreased $3.2 million at April 30, 2014 compared to April 30, 2013 primarily due to use of the majority of the receivable existing at April 30, 2013.

The unearned portion of the payment protection plan product increased $323,000 in fiscal 2014 over fiscal 2013, primarily resulting from the increased sales of the payment protection plan product.

Deferred income tax liabilities, net, decreased $2.9 million at April 30, 2014 as compared to April 30, 2013 primarily due to effect of the increased allowance for credit losses and the book/tax difference on fixed assets; partially offset by deferred income tax asset increases related to increased share based compensation and increased deferred payment protection plan revenue.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2014 the Company had a $2.5 million net decrease in total debt used to contribute to the funding of finance receivables growth of $16 million, net capital expenditures of $7.1 million and common stock repurchases of $12.8 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,

	2014	2013	2012
Operating activities:
Net income	$21,129	$32,165	$32,987
Provision for credit losses	119,247	96,035	81,638
Losses on claims for payment protection plan	9,586	7,544	6,053
Depreciation and amortization	3,285	2,826	2,329
Amortization of debt issuance costs	209	209	182
Stock based compensation	1,391	1,852	2,172
Deferred income taxes	(2,923)	1,446	3,316
Finance receivable originations	(404,918)	(387,895)	(354,328)
Finance receivable collections	223,538	207,713	200,697
Accrued interest on finance receivables	(46)	(356)	(295)
Inventory	50,009	34,072	33,495
Accounts payable and accrued liabilities	(905)	2,847	1,482
Deferred payment protection plan revenue	323	2,165	1,782
Income taxes, net	3,313	(756)	(3)
Other	(1,363)	(1,203)	189
Total	21,875	(1,336)	11,696

Investing activities:
Purchase of property and equipment	(7,095)	(5,726)	(4,452)
Proceeds from sale of property and equipment	2	208	17
Total	(7,093)	(5,518)	(4,435)

Financing activities:
Debt facilities, net	(2,531)	21,663	30,361
Change in cash overdrafts	(452)	1,409	128
Purchase of common stock	(12,754)	(17,305)	(39,367)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	1,012	1,123	1,710
Total	(14,765)	6,850	(7,208)

Increase (Decrease) in Cash	$17	$(4)	$53

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

Cash flows from operations in fiscal 2014 compared to fiscal 2013 were negatively impacted by (i) lower net income, (ii) an increase in finance receivables, and (iii) a decrease in deferred income taxes, partially offset by (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (v) an increase in income tax payable, net and (vi) higher values for inventory acquired in repossession and payment protection plan claims.  Finance receivables, net, increased by $5.3 million during fiscal 2014.

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

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets.  Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, the expansion of the customer base due in part to constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability.  A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.

New vehicle sales decreased dramatically beginning with the economic recession of 2008.  While sales levels for new vehicles have risen steadily since the trough in 2009 and 2013 new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels.  In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices.  These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase.  This increased demand, coupled with the depressed levels of new vehicle sales, has negatively impacted the used vehicle supply available to the Company.  Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels since the trough in 2009.

The Company has devoted significant efforts to improve its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. The Company has also increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines.  Based on these efforts, the Company expects to maintain gross margin percentages generally in the 42% range in the near term with overall contract terms increasing due in part to competitive pressures, somewhat mitigated by software and operational changes which have been made to structure seasonal payments during income tax refund periods.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2014, the Company leased approximately 87% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2014, the Company had $289,000 of cash on hand and approximately $46 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in June 2016 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and/or borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $4.5 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2014, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$97,032	$-	$97,032	$-	$-
Operating leases	39,154	5,026	9,756	8,932	15,440

Total	$136,186	$5,026	$106,788	$8,932	$15,440

The above excludes estimated interest payments on the Company’s revolving line of credit.  The $39.2 million of operating lease commitments includes $7.2 million of non-cancelable lease commitments under the primary lease terms, and $32.0 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 87% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2014, 2013 and 2012, rent expense for all operating leases amounted to approximately $5.2 million, $4.7 million and $4.2 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference.   The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 200 basis points.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

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

In April 2014, the IRS completed the examinations of the Company’s income tax returns for fiscal years 2010 and 2011.  The examinations resulted in timing adjustments and a net refund for the years being audited.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2014.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At April 30, 2014, the weighted average total contract term was 29.8 months with 21.2 months remaining. The reserve amount in the allowance for credit losses at April 30, 2014, $86.0 million, was 23.5% of the principal balance in Finance receivables of $379.3 million, less unearned payment protection plan revenue of $13.2 million.  Based on the analysis discussed below, and factoring in more recent increased charge-off levels  with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses at January 31, 2014 to 23.5% from 21.5%.  As we continue to experience elevated credit losses in an intense competitive environment, management believes this environment to be more permanent in nature than we had previously thought and expects it to continue for the near to mid-term.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effects) charge to the provision for credit losses.

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

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.1 months.

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

Revenue Recognition.  In May 2014, the FASB adopted an update regarding revenue from contracts with customers.  The update clarified the principles for recognizing revenue and developed a common revenue standard.  This update will be effective for annual and interim reporting periods beginning after December 15, 2016.  The Company is still evaluating the impact of this update as the implementation date is still several years out.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $97.0 million outstanding at April 30, 2014. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $970,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At April 30, 2014, approximately 37% of the Company’s finance receivables were originated in Arkansas.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2014 and 2013

Consolidated Statements of Operations for the years ended April 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended April 30, 2014, 2013 and 2012

Consolidated Statement of Equity for the years ended April 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2014 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 10, 2014

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2014	April 30, 2013
Assets:
Cash and cash equivalents	$289	$272
Accrued interest on finance receivables	1,830	1,784
Finance receivables, net	293,299	288,049
Inventory	30,115	32,827
Prepaid expenses and other assets	3,496	2,407
Income taxes receivable, net	-	2,390
Goodwill	355	355
Property and equipment, net	33,913	30,181

Total Assets	$363,297	$358,265

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$8,542	$8,832
Deferred payment protection plan revenue	13,233	12,910
Accrued liabilities	15,058	16,125
Income taxes payable, net	782	-
Deferred income tax liabilities, net	15,244	18,167
Revolving credit facilities	97,032	99,563
Total liabilities	149,891	155,597

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,452,809 and 12,414,659 issued at April 30, 2014 and April 30, 2013, respectively, of which 8,735,842 and 9,023,290 were outstanding at April 30, 2014 and April 30, 2013, respectively	125	124
Additional paid-in capital	55,734	53,332
Retained earnings	264,348	243,259
Less: Treasury stock, at cost, 3,716,967 and 3,391,369 shares at April 30, 2014 and April 30, 2013, respectively	(107,301)	(94,547)
Total stockholders' equity	212,906	202,168
Non-controlling interest	100	100
Total equity	213,006	202,268

Total Liabilities, Mezzanine Equity and Equity	$363,297	$358,265

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2014	2013	2012
Revenues:
Sales	$434,504	$415,740	$386,857
Interest and other income	54,683	48,936	43,320

Total revenue	489,187	464,676	430,177

Costs and expenses:
Cost of sales, excluding depreciation shown below	251,319	238,984	223,392
Selling, general and administrative	78,591	73,180	67,663
Provision for credit losses	119,247	96,035	81,638
Interest expense	2,997	2,937	2,285
Depreciation and amortization	3,285	2,826	2,329
Loss on disposal of property and equipment	76	58	91
Total costs and expenses	455,515	414,020	377,398

Income before income taxes	33,672	50,656	52,779

Provision for income taxes	12,543	18,491	19,792

Net income	$21,129	$32,165	$32,987

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$21,089	$32,125	$32,947

Earnings per share:
Basic	$2.36	$3.53	$3.36
Diluted	$2.25	$3.36	$3.24

Weighted average number of shares outstanding:
Basic	8,930,592	9,111,851	9,793,616
Diluted	9,391,667	9,569,702	10,156,355

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2014	2013	2012
Net income	$21,129	$32,165	$32,987
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Provision for credit losses	119,247	96,035	81,638
Losses on claims for payment protection plan	9,586	7,544	6,053
Depreciation and amortization	3,285	2,826	2,329
Amortization of debt issuance costs	209	209	182
Loss on disposal of property and equipment	76	58	91
Stock based compensation	1,391	1,852	2,172
Deferred income taxes	(2,923)	1,446	3,316
Change in operating assets and liabilities:
Finance receivable originations	(404,918)	(387,895)	(354,328)
Finance receivable collections	223,538	207,713	200,697
Accrued interest on finance receivables	(46)	(356)	(295)
Inventory	50,009	34,072	33,495
Prepaid expenses and other assets	(1,298)	(1,071)	319
Accounts payable and accrued liabilities	(905)	2,847	1,482
Deferred payment protection plan revenue	323	2,165	1,782
Income taxes, net	3,313	(756)	(3)
Excess tax benefit from stock based compensation	(141)	(190)	(221)
Net cash provided by (used in) operating activities	21,875	(1,336)	11,696

Investing Activities:
Purchases of property and equipment	(7,095)	(5,726)	(4,452)
Proceeds from sale of property and equipment	2	208	17
Net cash used in investing activities	(7,093)	(5,518)	(4,435)

Financing Activities:
Exercise of stock options and warrants	720	790	1,371
Excess tax benefits from stock based compensation	141	190	221
Issuance of common stock	151	143	118
Purchase of common stock	(12,754)	(17,305)	(39,367)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(207)	(56)	(306)
Change in cash overdrafts	(452)	1,409	128
Proceeds from revolving credit facilities	329,424	330,238	324,853
Payments on revolving credit facilities	(331,748)	(308,519)	(294,186)
Net cash (used in) provided by financing activities	(14,765)	6,850	(7,208)

Increase (decrease) in cash and cash equivalents	17	(4)	53
Cash and cash equivalents, beginning of period	272	276	223

Cash and cash equivalents, end of period	$289	$272	$276

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2014, 2013 and 2012

			Additional			Non
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2011	12,276,658	$123	$46,476	$178,187	$(37,875)	$100	$187,011

Issuance of common stock	3,862	-	118	-	-	-	118
Stock options exercised	88,647	1	1,370	-	-	-	1,371
Purchase of 1,212,791 treasury shares	-	-	-	-	(39,367)	-	(39,367)
Tax benefit of stock based compensation	-	-	221	-	-	-	221
Stock based compensation	2,000	-	2,172	-	-	-	2,172
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,987	-	-	32,987

Balance at April 30, 2012	12,371,167	$124	$50,357	$211,134	$(77,242)	$100	$184,473

Issuance of common stock	4,242	-	143	-	-	-	143
Stock options exercised	35,750	-	790	-	-	-	790
Purchase of 398,548 treasury shares	-	-	-	-	(17,305)	-	(17,305)
Tax benefit of stock based compensation	-	-	190	-	-	-	190
Stock based compensation	3,500	-	1,852	-	-	-	1,852
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,165	-	-	32,165

Balance at April 30, 2013	12,414,659	$124	$53,332	$243,259	$(94,547)	$100	$202,268

Issuance of common stock	4,150	-	151	-	-	-	151
Stock options exercised	30,500	1	719	-	-	-	720
Purchase of 325,598 treasury shares	-	-	-	-	(12,754)	-	(12,754)
Tax benefit of stock based compensation	-	-	141	-	-	-	141
Stock based compensation	3,500	-	1,391	-	-	-	1,391
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	21,129	-	-	21,129

Balance at April 30, 2014	12,452,809	$125	$55,734	$264,348	$(107,301)	$100	$213,006

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2014, the Company operated 134 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 35% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in June 2016.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.8 million at April 30, 2014 and 2013), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2014, 4.4% of the Company’s finance receivable balances were 30 days or more past due compared to 5.1% at April 30, 2013.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 67 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from five years to one year.

•
The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit.  Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date is 11.1 months.

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

Based on the analysis discussed above and factoring in more recent increased charge-off levels with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses to 23.5% from 21.5%.  This increase to the allowance for credit losses made in the third quarter of fiscal 2014 resulted in a $7.7 million charge to the provision for credit losses.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2014 or 2013.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2014 or fiscal 2013.

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

Furniture, fixtures and equipment (years)	3	to	7
Leasehold improvements (years)	5	to	15
Buildings and improvements (years)	18	to	39

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

Cash Overdraft

As checks are presented for payment from the Company’s primary disbursement bank account, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of its revolving credit facilities.  Any cash overdraft balance principally represents outstanding checks, net of any deposits in transit that as of the balance sheet date had not yet been presented for payment. Any cash overdraft balance is reflected in accrued liabilities on the Company’s Consolidated Balance Sheets.

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the states of Alabama and Texas.  Under Alabama and Texas law, for vehicles sold on an installment basis, the related sales tax is due as the payments are collected from the customer, rather than at the time of sale.  Deferred sales tax liabilities are reflected in accrued liabilities on the Company’s Consolidated Balance Sheets.

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2012.

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

In April 2014, the IRS completed the examinations of the Company’s income tax returns for fiscal years 2010 and 2011.  The examinations resulted in timing adjustments and a net refund for the years being audited.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of April 30, 2014 and 2013, respectively.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of service contracts are recognized ratably over the estimated life of the service contract.  Service contract related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivable accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2014, 2013 and 2012:

	Years Ended April 30,
(In thousands)	2014	2013	2012

Sales – used autos	$385,672	$368,674	$340,368
Wholesales – third party	18,886	19,718	21,910
Service contract sales	15,833	14,594	13,451
Payment protection plan revenue	14,113	12,754	11,128

Total	$434,504	$415,740	$386,857

At April 30, 2014 and 2013, finance receivables more than 90 days past due were approximately $1.2 million and $2.0 million, respectively. Late fee revenues totaled approximately $2.2 million, $2.0 million and $1.7 million for the fiscal years ended 2014, 2013 and 2012, respectively.  Late fee revenue is recognized when collected and is reflected within interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $4.2 million, $4.1 million and $3.5 million for the years ended April 30, 2014, 2013 and 2012, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $329,000, $290,000, and $236,000 to the plans for the years ended April 30, 2014, 2013 and 2012, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2014, 2013 and 2012 were not material. A total of 200,000 shares were registered and 163,387 remain available for issuance under this plan at April 30, 2014.

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

Treasury Stock

The Company purchased 325,598, 398,548, and 1,212,791 shares of its common stock to be held as treasury stock for a total cost of $12.8 million, $17.3 million and $39.4 million during the years ended April 30, 2014, 2013 and 2012, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

Recent Accounting Pronouncements

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board adopted an update regarding revenue from contracts with customers.  The update clarified the principles for recognizing revenue and developed a common revenue standard.  This update will be effective for annual and interim reporting periods beginning after December 15, 2016.  The Company is still evaluating the impact of this update as the implementation date is still several years out.

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Statement of Operations for the years ended April 30, 2014 and April 30, 2013 to reclassify expenses associated with the implementation of the global positioning system (“GPS”) units from cost of sales to selling, general and administrative expenses.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in our financing receivables is managed as one homogeneous pool.  The components of finance receivables as of April 30, 2014 and 2013 are as follows:

(In thousands)	April 30, 2014	April 30, 2013

Gross contract amount	$432,327	$414,614
Less unearned finance charges	(52,995)	(51,220)
Principal balance	379,332	363,394
Less allowance for credit losses	(86,033)	(75,345)

Finance receivables, net	$293,299	$288,049

Changes in the finance receivables, net for the years ended April 30, 2014, 2013 and 2012 are as follows:

	Years Ended April 30,
(In thousands)	2014	2013	2012

Balance at beginning of period	$288,049	$251,103	$222,305
Finance receivable originations	404,918	387,895	354,328
Finance receivable collections	(223,538)	(207,713)	(200,697)
Provision for credit losses	(119,247)	(96,035)	(81,638)
Losses on claims for payment protection plan	(9,586)	(7,544)	(6,053)
Inventory acquired in repossession and payment protection plan claims	(47,297)	(39,657)	(37,142)

Balance at end of period	$293,299	$288,049	$251,103

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2014, 2013 and 2012 are as follows:

	Years Ended April 30,
(In thousands)	2014	2013	2012

Balance at beginning of period	$75,345	$65,831	$60,173
Provision for credit losses	119,247	96,035	81,638
Charge-offs, net of recovered collateral	(108,559)	(86,521)	(75,980)

Balance at end of period	$86,033	$75,345	$65,831

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables was 28.2% for fiscal 2014 as compared to 25.2% for fiscal 2013.  The increase in net charge-offs for fiscal 2014 resulted primarily from the increased frequency of losses due largely to competitive pressures, although the severity of losses increased slightly as well.  Higher sales volumes, lower collections and the shift in the relative age of the dealerships also had the effect of higher charges to the provision for fiscal 2014.  As a result of the more recent increased charge-off levels and with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated, management decided to increase the allowance for credit losses 23.5% from 21.5%.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were lower in fiscal 2014 compared to fiscal 2013 requiring increased additions to the allowance.  The decrease in collections as a percentage of average finance receivable was primarily due to the increase in the average term and higher contract modifications during fiscal 2014.  Delinquencies greater than 30 days decreased to 4.4% for April 30, 2014 compared to 5.1% at April 30, 2013.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  We believe our customers continue to be under significant pressure due to the persistent negative macro-economic environment during the year ended April 30, 2014.  We expect these conditions to continue in the near to mid-term future.  The Company continues to focus on operation improvements within the collections area such as credit reporting for customers and implementation of GPS units on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2014		April 30, 2013

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$300,478	79.21%	$284,441	78.27%
3 - 29 days past due	62,108	16.38%	60,477	16.64%
30 - 60 days past due	10,926	2.88%	10,232	2.82%
61 - 90 days past due	4,665	1.23%	6,280	1.73%
> 90 days past due	1,155	0.30%	1,964	0.54%
Total	$379,332	100.00%	$363,394	100.00%

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

	Twelve Months Ended April 30,
	2014	2013

Principal collected as a percent of average finance receivables	58.0%	60.6%
Average down-payment percentage	6.6%	6.6%

	April 30, 2014	April 30, 2013
Average originating contract term (in months)	27.4	27.2
Portfolio weighted average contract term, including modifications (in months)	29.8	29.3

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

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2014	April 30, 2013

Land	$6,330	$6,211
Buildings and improvements	11,116	10,715
Furniture, fixtures and equipment	10,293	9,956
Leasehold improvements	19,673	15,874
Construction in progress	2,344	1,246
Less accumulated depreciation and amortization	(15,843)	(13,821)

	$33,913	$30,181

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2014	April 30, 2013

Employee compensation	$3,228	$5,227
Cash overdrafts (see Note B)	1,085	1,537
Deferred service contract revenue (see Note B)	4,234	3,464
Deferred sales tax (see Note B)	2,513	2,436
Interest	212	237
Other	3,786	3,224

	$15,058	$16,125

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2014	April 30, 2013

Revolving credit facilities	$145,000	LIBOR + 2.25%	June 2016	$97,032	$99,563
( 2.40% at April 30, 2014 and 2.70% at April 30, 2013)

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

The Company was in compliance with the covenants at April 30, 2014.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2014, the Company had additional availability of approximately $46 million under the revolving credit facilities.

The Company incurred debt issuance costs of approximately $207,000 in connection with the amendments in June of 2013 and February 2014.  In connection with the amendment to the Credit Facilities in September 2012, the Company incurred debt issuance costs of approximately $42,000.  In connection with the amendment to the credit facilities in March, 2012 the Company incurred debt issuance costs of $306,000 and in connection with the refinancing of the revolving credit facilities in November 2010, the Company incurred debt issuance costs of $530,000.  The debt issuance costs were deferred and will be amortized over the life of the agreement.  The Company recognized $209,000 of amortization in fiscal 2014 and 2013 related to the debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statement of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2014 and 2013:

	April 30, 2014		April 30, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$289	$289	$272	$272
Finance receivables, net	293,299	233,289	288,049	227,121
Accounts payable	8,542	8,542	8,832	8,832
Revolving credit facilities	97,032	97,032	99,563	99,563

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial had been at a 37.5% discount; however, due to the increased credit losses the discount was changed to 38.5% effective February 1, 2014. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2014, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

 H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2014	2013	2012
Provision for income taxes
Current	$15,466	$17,045	$16,476
Deferred	(2,923)	1,446	3,316

	$12,543	$18,491	$19,792

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2014	2013	2012

Tax provision at statutory rate	$11,785	$17,729	$18,473
State taxes, net of federal benefit	813	829	1,125
Other, net	(55)	(67)	194

	$12,543	$18,491	$19,792

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	April 30,
(In thousands)	2014	2013

Deferred income tax liabilities related to:
Finance receivables	$21,944	$22,965
Property and equipment	1,386	2,159
Total	23,330	25,124

Deferred income tax assets related to:
Accrued liabilities	1,602	1,524
Inventory	173	180
Share based compensation	4,667	4,219
Payment protection plan	1,644	1,034
Total	8,086	6,957

Deferred income tax liabilities, net	$15,244	$18,167

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2014, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2014	2013	2012

Weighted average shares outstanding-basic	8,930,592	9,111,851	9,793,616
Dilutive options and restricted stock	461,075	457,851	362,739

Weighted average shares outstanding-diluted	9,391,667	9,569,702	10,156,355

Antidilutive securities not included:
Options	77,500	40,000	27,500

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock-based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  At April 30, 2014, there are 946,000 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The Company recorded total stock-based compensation expense for all plans of $1.4 million ($873,000 after tax effects) and $1.9 million ($1.2 million after tax effects) for the year ended April 30, 2014 and 2013, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 6, 2023
Shares available for grant at April 30, 2014	-	367,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2014	April 30, 2013	April 30, 2012
Expected terms (years)	5.0	5.0	5.0
Risk-free interest rate	0.67%	0.78%	1.48%
Volatility	50%	50%	50%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2011 to April 30, 2014:

	Number of Shares	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2011	1,133,147	$6.59	to	$24.47	$21,897	$19.32

Granted	73,750	$24.69	to	$45.72	2,355	31.93
Exercised	(88,647)	$6.59	to	$24.69	(1,371)	15.46

Outstanding at April 30, 2012	1,118,250	$11.83	to	$45.72	$22,881	$20.46

Granted	40,000	$44.14	to	$45.46	1,801	45.02
Exercised	(35,750)	$11.83	to	$23.34	(790)	22.13

Outstanding at April 30, 2013	1,122,500	$11.90	to	$45.72	$23,892	$21.28

Granted	25,000	$44.52	to	$46.44	1,122	44.90
Exercised	(30,500)	$23.34	to	$23.75	(720)	23.58

Outstanding at April 30, 2014	1,117,000	$11.90	to	$46.44	$24,294	$21.75

Stock option compensation expense on a pre-tax basis was $1.3 million ($791,000 after tax effects) and $1.7 million ($1.1 million after tax effects) and $2.0 million ($1.3 million after tax effects) for the years ended April 30, 2014, 2013 and 2012, respectively.  As of April 30, 2014, the Company had approximately $597,000 of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 1.0 years.

The grant-date fair value of all options granted during fiscal 2014, 2013 and 2012 was $487,000, $784,000 and $1.0 million, respectively. The options were granted at fair market value on date of grant.  Generally options vest after three years, except for options issued to directors which are immediately vested at date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2014 and 2013 was $16.8 million and $28.0 million, respectively.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Twelve Months Ended April 30,
(Dollars in thousands)	2014	2013	2012

Options Exercised	30,500	35,750	88,647
Cash Received from Option Exercises	$720	$790	$1,370
Intrinsic Value of Options Exercised	$563	$811	$1,520

As of April 30, 2014 there were 946,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $15.5 million and a weighted average remaining contractual life of 4.67 years and a weighted average exercise price of $20.14.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2013	23,500	$23.66
Shares granted	-	-
Shares vested	3,500	19.06

Unvested shares at April 30, 2014	20,000	$24.47

The fair value at vesting for awards under the stock incentive plan was $126,000, $162,000 and $92,000 in fiscal 2014, 2013 and 2012, respectively.

 There were no restricted shares granted during fiscal years 2014, 2013 or 2012.  A total of 187,027 shares remain available for award at April 30, 2014.

The Company recorded compensation cost of $105,000 ($66,000 after tax effects), $123,000 ($78,000 after tax effects) and $137,000 ($86,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2014, 2013 and 2012, respectively.  As of April 30, 2014 the Company had $90,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 1 year.

L - Commitments and Contingencies

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2014 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2015	$5,026
2016	4,953
2017	4,803
2018	4,602
2019	4,330
Thereafter	15,440

$39,154

The $39.2 million of lease commitments includes $7.2 million of non-cancelable lease commitments under the primary lease terms, and $32.0 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2014, 2013 and 2012, rent expense for all operating leases amounted to approximately $5.2 million, $4.7 million, and $4.2 million, respectively.

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

Related Finance Company

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, as such they file separate federal and state income tax returns.  Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price.  These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations.  For financial accounting purposes, these transactions are eliminated in consolidation, and a deferred income tax liability has been recorded for this timing difference.  The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate.  The actual interpretation of the Regulations is in part a facts and circumstances matter.  The Company believes it satisfies the material provisions of the Regulations.  Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold, and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

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

In April 2014, the IRS completed the examinations of the Company’s income tax returns for fiscal years 2010 and 2011.  The examinations resulted in timing adjustments and a net refund for the years being audited.

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2014, 2013 and 2012 are as follows:

	Years Ended April 30,
(in thousands)	2014	2013	2012
Supplemental disclosures:
Interest paid	$3,023	$2,884	$2,218
Income taxes paid, net	12,153	17,800	16,479

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	47,297	39,657	37,142

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2014 and 2013 is as follows (in thousands, except per share information):

	Year Ended April 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$122,544	$121,431	$122,588	$122,624	$489,187
Gross profit	46,527	44,942	46,308	45,408	183,185
Net income	7,541	5,805	1,470	6,313	21,129
Net income attributable to common stockholders	7,531	5,795	1,460	6,303	21,089
Earnings per share:
Basic	0.83	0.64	0.16	0.72	2.36
Diluted	0.79	0.61	0.16	0.68	2.25

	Year Ended April 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$110,000	$110,219	$118,922	$125,535	$464,676
Gross profit	42,112	41,990	45,274	47,380	176,756
Net income	8,118	7,278	7,980	8,789	32,165
Net income attributable to common stockholders	8,108	7,268	7,970	8,779	32,125
Earnings per share:
Basic	0.87	0.80	0.88	0.97	3.53
Diluted	0.83	0.76	0.84	0.92	3.36

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2014.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2014. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2014, and our report dated June 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 10, 2014

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in July 2014 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2014 and 2013

Consolidated Statements of Operations for the years ended April 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended April 30, 2014, 2013 and 2012

Consolidated Statements of Equity for the years ended April 30, 2014, 2013 and 2012

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

AMERICA’S CAR-MART, INC.

Dated: June 10, 2014	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	*	President, Chief Executive Officer,	June 10, 2014
	William H. Henderson	and Director
(Principal Executive Officer)

	*	Vice President Finance,	June 10, 2014
	Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

	*	Lead Director	June 10, 2014
J. David Simmons

	*	Director	June 10, 2014
Daniel J. Englander

	*	Director	June 10, 2014
William M. Sams

	*	Director	June 10, 2014
Robert Cameron Smith

	*	Director	June 10, 2014
Eddie L. Hight

* By	/s/ Jeffrey A. Williams
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

4.25
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

10.1*	1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 22, 1997 (File No. 333-38475))

10.2*	2005 Restricted Stock Plan. (Incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the SEC on August 29, 2005)

Exhibit Number	Description of Exhibit

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

10.6*	2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 28, 2007)

10.6.1*
Amendment to 2007 Stock Option Plan.  (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 filed with the SEC on December 4, 2013)

10.7*	Amendment to 2007 Stock Option Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 27, 2010)

10.8*
Form of Option Agreement for 2007 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

Exhibit Number	Description of Exhibit

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of William H. Henderson

24.2	Power of Attorney of J. David Simmons

24.3	Power of Attorney of William M. Sams

24.4	Power of Attorney of Daniel J. Englander

24.5	Power of Attorney of Robert Cameron Smith

24.6	Power of Attorney of Eddie L. Hight

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

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