Form 10-Q
period 2014-07-31
AMERICAS CARMART INC
filed 2014-09-03
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 3, 2014
Common stock, par value $.01 per share	8,538,993

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	July 31, 2014	April 30, 2014
Assets:
Cash and cash equivalents	$309	$289
Accrued interest on finance receivables	1,969	1,830
Finance receivables, net	306,791	293,299
Inventory	33,028	30,115
Prepaid expenses and other assets	3,502	3,496
Goodwill	355	355
Property and equipment, net	33,982	33,913

Total Assets	$379,936	$363,297

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$12,424	$8,542
Deferred payment protection plan revenue	13,762	13,233
Deferred service contract revenue	6,395	4,234
Accrued liabilities	13,759	10,824
Income taxes payable, net	4,386	782
Deferred income tax liabilities, net	16,405	15,244
Revolving credit facilities	94,220	97,032
Total liabilities	161,351	149,891

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,471,895 and 12,452,809 issued at July 31, 2014 and April 30, 2014, respectively, of which 8,680,245 and 8,735,842 were outstanding at July 31, 2014 and April 30, 2014, respectively	125	125
Additional paid-in capital	56,423	55,734
Retained earnings	271,598	264,348
Less: Treasury stock, at cost, 3,791,650 and 3,716,967 shares at July 31, 2014 and April 30, 2014, respectively	(110,061)	(107,301)
Total stockholders' equity	218,085	212,906
Non-controlling interest	100	100
Total equity	218,185	213,006

Total Liabilities, Mezzanine Equity and Equity	$379,936	$363,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2014	2013
Revenues:
Sales	$113,459	$109,149
Interest and other income	13,917	13,395

Total revenue	127,376	122,544

Costs and expenses:
Cost of sales, excluding depreciation shown below	65,471	62,789
Selling, general and administrative	20,820	19,647
Provision for credit losses	27,876	26,530
Interest expense	675	790
Depreciation and amortization	918	777
Loss on disposal of property and equipment	-	41
Total costs and expenses	115,760	110,574

Income before taxes	11,616	11,970

Provision for income taxes	4,356	4,429

Net income	$7,260	$7,541

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$7,250	$7,531

Earnings per share:
Basic	$0.83	$0.83
Diluted	$0.79	$0.79

Weighted average number of shares outstanding:
Basic	8,716,344	9,020,228
Diluted	9,143,062	9,492,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended July 31,
Operating Activities:	2014	2013
Net income	$7,260	$7,541
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,876	26,530
Losses on claims for payment protection plan	2,186	1,790
Depreciation and amortization	918	777
Amortization of debt issuance costs	46	73
Loss on disposal of property and equipment	-	41
Stock based compensation	266	644
Deferred income taxes	1,161	(34)
Change in operating assets and liabilities:
Finance receivable originations	(107,957)	(102,834)
Finance receivable collections	54,317	51,069
Accrued interest on finance receivables	(139)	(189)
Inventory	7,173	11,487
Prepaid expenses and other assets	(52)	23
Accounts payable and accrued liabilities	4,708	(401)
Deferred payment protection plan revenue	529	461
Deferred service contract revenue	2,161	165
Income taxes, net	3,681	4,085
Excess tax benefit from share based compensation	(77)	(5)
Net cash provided by operating activities	4,057	1,223

Investing Activities:
Purchase of property and equipment	(987)	(1,786)
Net cash used in investing activities	(987)	(1,786)

Financing Activities:
Exercise of stock options and warrants	268	36
Excess tax benefit from share based compensation	77	5
Issuance of common stock	78	79
Purchase of common stock	(2,760)	(384)
Dividend payments	(10)	(10)
Debt issuance costs	-	(200)
Change in cash overdrafts	2,109	919
Proceeds from revolving credit facilities	76,046	73,996
Payments on revolving credit facilities	(78,858)	(73,862)
Net cash (used in) provided by financing activities	(3,050)	579

Increase in cash and cash equivalents	20	16
Cash and cash equivalents, beginning of period	289	272

Cash and cash equivalents, end of period	$309	$288

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2014, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2014 and 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2014.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 33% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in June 2016.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.0 million at July 31, 2014 and $1.8 million at April 30, 2014), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At July 31, 2014, 4.7% of the Company’s finance receivable balances were 30 days or more past due compared to 5.4% at July 31, 2013.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate.  The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices.  The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.  Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  The calculation of the allowance for credit losses uses the following primary factors:

• The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues.  The allowance for credit losses at July 31, 2014 of $89.5 million was 23.8% of the principal balance in finance receivables of $396.3 million, less unearned payment protection plan revenue of $13.8 million and unearned service contract revenue of $6.4 million.  Previously the allowance as a percentage of finance receivable principal balance, net of deferred payment protection plan revenue was 23.5%, and did not include a reduction for the deferred service contract revenue.  This change did not have a material impact on net income or earnings per share and was not significant in any prior period.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at July 31, 2014 or 2013.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.    There was no impairment of goodwill during fiscal 2014, and to date, there has been none in fiscal 2015.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2012.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2014 or April 30, 2014.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2014	2013

Sales – used autos	$101,123	$97,306
Wholesales – third party	4,796	4,463
Service contract sales	3,995	3,914
Payment protection plan revenue	3,545	3,466

Total	$113,459	$109,149

Revenues from late fees were approximately $560,000 and $535,000 for the three months ended July 31, 2014 and 2013, respectively. Late fees are recognized when collected and are reflected in interest and other income.  Finance receivables more than 90 days past due were approximately $1.7 million at July 31, 2014 and 2013.

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

Treasury Stock

The Company purchased 74,683 shares of its common stock for a total cost of $2.8 million during the first three months of fiscal 2015 and 9,020 shares for a total cost of $384,000 during the first three months of fiscal 2014.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheets for the years ended April 30, 2014 to reclassify deferred service contract revenue from accrued liabilities to deferred service contract revenue.

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

(In thousands)	July 31, 2014	April 30, 2014

Gross contract amount	$451,228	$432,327
Less unearned finance charges	(54,911)	(52,995)
Principal balance	396,317	379,332
Less allowance for credit losses	(89,526)	(86,033)

Finance receivables, net	$306,791	$293,299

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2014	2013

Balance at beginning of period	$293,299	$288,049
Finance receivable originations	107,957	102,834
Finance receivable collections	(54,317)	(51,069)
Provision for credit losses	(27,876)	(26,530)
Losses on claims for payment protection plan	(2,186)	(1,790)
Inventory acquired in repossession and payment protection plan claims	(10,086)	(10,382)

Balance at end of period	$306,791	$301,112

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2014	2013

Balance at beginning of period	$86,033	$75,345
Provision for credit losses	27,876	26,530
Charge-offs, net of recovered collateral	(24,383)	(23,067)

Balance at end of period	$89,526	$78,808

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables increased to 6.3% for the three months ended July 31, 2014 compared to 6.2% for the same period in the prior year.  The increase in net charge-offs for the first three months of fiscal 2015 resulted primarily from the increased severity of losses resulting from lower wholesale values at repossession and longer contract terms.  The increase in the provision is primarily the result of the increase in our provision percentage applied to the growth in finance receivables, net compared to the prior year percentage.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 14.1% for the three months ended July 31, 2014 compared to 13.8% for the prior year period.  The increase in collections as a percentage of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the longer overall contract term as compared to the first three months of the prior year.  Delinquencies greater than 30 days were 4.7% for July 31, 2014 and 5.4% at July 31, 2013.

Macro-economic factors, the competitive environment, and more importantly, proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  We believe our customers continue to be under significant pressure due to the persistent negative macro-economic environment during the first three months of fiscal 2015.  We expect these conditions to continue in the near to mid-term future.  The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS units on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2014		April 30, 2014		July 31, 2013

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$314,969	79.48%	$300,478	79.21%	$295,971	77.91%
3 - 29 days past due	62,700	15.82%	62,108	16.38%	63,260	16.65%
30 - 60 days past due	12,853	3.24%	10,926	2.88%	14,326	3.77%
61 - 90 days past due	4,058	1.02%	4,665	1.23%	4,680	1.23%
> 90 days past due	1,737	0.44%	1,155	0.30%	1,683	0.44%
Total	$396,317	100.00%	$379,332	100.00%	$379,920	100.00%

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

	Three Months Ended July 31,
	2014	2013

Principal collected as a percent of average finance receivables	14.1%	13.8%
Average down-payment percentage	6.9%	6.6%
Average originating contract term (in months)	27.2	27.7

	July 31, 2014	July 31, 2013
Portfolio weighted average contract term, including modifications (in months)	29.6	29.5

The increase in the principal collected as a percent of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the longer overall contract term as compared to the first three months of the prior year.  A lower average selling price and higher down payment percentages contributed to the decrease in average originating contract term compared to the prior year quarter.  The increases in the portfolio weighted average contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties.  In order to remain competitive term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2014	April 30, 2014

Land	$6,330	$6,330
Buildings and improvements	11,129	11,116
Furniture, fixtures and equipment	10,623	10,293
Leasehold improvements	19,802	19,673
Construction in progress	2,859	2,344
Less accumulated depreciation and amortization	(16,761)	(15,843)

Total	$33,982	$33,913

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2014	April 30, 2014

Employee compensation	$3,822	$3,228
Cash overdrafts (see Note B)	3,194	1,085
Deferred sales tax (see Note B)	2,648	2,513
Interest	206	212
Other	3,889	3,786

Total	$13,759	$10,824

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2014	April 30, 2014

Revolving credit facilities	$145,000	LIBOR + 2.25%	June 24, 2016	$94,220	$97,032
( 2.41% at July 31, 2014 and 2.40% at April 30, 2014)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  On September 30, 2012, the Credit Facilities were amended to increase the total revolving commitment to $145 million.  On February 4, 2013, the Company entered into an amendment to the Credit Facilities to amend the definition of eligible vehicle contracts to include contracts with 36-42 month terms. On June 24, 2013, the Credit Facilities were amended to extend the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate.

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

The Company was in compliance with the covenants at July 31, 2014.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2014, the Company had additional availability of approximately $48 million under the revolving credit facilities.

The Company recognized $46,000 and $73,000 of amortization for the three months ended July 31, 2014 and July 31, 2013, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2014 and April 30, 2014:

	July 31, 2014		April 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$309	$309	$289	$289
Finance receivables, net	306,791	243,735	293,299	233,289
Accounts payable	12,424	12,424	8,542	8,542
Revolving credit facilities	94,220	94,220	97,032	97,032

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount.  For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2014, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended July 31,
	2014	2013

Weighted average shares outstanding-basic	8,716,344	9,020,228
Dilutive options and restricted stock	426,718	472,624

Weighted average shares outstanding-diluted	9,143,062	9,492,852

Antidilutive securities not included:
Options	70,000	60,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $266,000 ($166,000 after tax effects) and $644,000 ($406,000 after tax effects) for the three months ended July 31, 2014 and 2013, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2014 through 2024.

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 1, 2024
Shares available for grant at July 31, 2014	-	347,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2014	2013
Expected term (years)	5.0	5.0
Risk-free interest rate	1.66%	0.67%
Volatility	35%	50%
Dividend yield	-	-

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

There were 20,000 and 25,000 options granted during the three months ended July 31, 2014 and 2013, respectively. The grant-date fair value of options granted during the three months ended July 31, 2014 and 2013 was $244,000 and $487,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $229,000 ($143,000 after tax effects) and $604,000 ($381,000 after tax effects) for the three months ended July 31, 2014 and 2013, respectively.  As of July 31, 2014, the Company had approximately $411,000 of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 0.9 years.

The aggregate intrinsic value of outstanding options at July 31, 2014 and 2013 was $17.8 million and $24.8 million, respectively.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2014	2013

Options Exercised	16,750	1,500
Cash Received from Option Exercises	$268	$35
Intrinsic Value of Options Exercised	$347	$34

As of July 31, 2014 there were 974,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $16.6 million and a weighted average remaining contractual life of 4.61 and a weighted average exercise price of $20.75.

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

There were no restricted shares granted during the first three months of fiscal 2015 or fiscal 2014.  A total of 187,027 shares remained available for award at July 31, 2014. There were 20,000 unvested shares at July 31, 2014 with a weighted average grant date fair value of $24.47.

The Company recorded compensation cost of $23,000 ($14,000 after tax effects) and $26,000 ($16,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2014 and 2013, respectively.  As of July 31, 2014, the Company had approximately $68,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 0.8 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2014 or during the first three months of fiscal 2015.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at July 31, 2014.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2014	2013
Supplemental disclosures:
Interest paid	$681	$801
Income taxes (received) paid, net	(486)	378

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	10,086	10,382

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same dealership revenue growth;
•	future revenue growth;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	investment in development of workforce;
•	gross margin percentages;
•	financing the majority of growth from profits;
•	seasonality;
•	having adequate liquidity to satisfy its capital needs;
•	security breaches, cyber-attacks, or fraudulent activity;
•	compliance with tax regulations; and
•	the Company’s business and growth strategies.

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of July 31, 2014, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 11%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 3.9% for the first three months of fiscal 2015 compared to the same period of fiscal 2014 due primarily to a 7.9% increase in retail units sold and a 3.9% increase in interest income.  The average retail sales price decreased 3.8% to $9,464 for the first three months of fiscal 2015 from $9,836 for the first three months of fiscal 2014.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  During the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in in the third quarter of fiscal 2014)  (average of 22.5%).  Operational improvements during fiscal 2009 and fiscal 2010 led to improved credit losses in fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  With the acceptable and consistent credit results over the previous years and the overall quality of the portfolio at April 30, 2012, management reduced the allowance for credit losses as a percentage of finance receivables at April 30, 2012 to 21.5% from 22.0%.  The allowance for credit losses had been 22% of finance receivables since October 2006.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  These competitive pressures intensified and, along with a continued negative macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014.  As a result of the increased credit losses and with the expectation that charge-offs will remain elevated, management increased the allowance for credit losses to 23.5% at January 31, 2014.  Credit losses as a percentage of sales for fiscal 2014 were 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses) compared to 23.1% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs along with the effect of lower wholesale sales.  Credit losses as a percentage of sales for the first three months of fiscal 2015 were 24.6% compared to 24.3% of sales for the prior year period, resulting from the increase in our provision percentage compared to the prior year (the allowance for credit losses was increased 2% in the third quarter of fiscal 2014).

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

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2014 was 42.2%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  For the first quarter of fiscal 2015, the gross margin as a percentage of sales was 42.3%, down slightly from 42.5% for the first quarter of fiscal 2014.  This decrease related to slightly higher repair costs and slightly lower margins on the payment protection plan and the service contract products, partially offset by the benefit of pricing for the lower priced vehicles which carry a higher gross profit percentage.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2014	Three Months Ended
	July 31,		vs.	July 31,
	2014	2013	2013	2014	2013

Revenues:
Sales	$113,459	$109,149	3.9%	100.0%	100.0%
Interest income	13,917	13,395	3.9	12.3	12.3
Total	127,376	122,544	3.9	112.3	112.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	65,471	62,789	4.3	57.7	57.5
Selling, general and administrative	20,820	19,647	6.0	18.4	18.0
Provision for credit losses	27,876	26,530	5.1	24.6	24.3
Interest expense	675	790	(14.6)	0.6	0.7
Depreciation and amortization	918	777	18.1	0.8	0.7
Loss on disposal of property and equipment	-	41	-	-	-
Total	115,760	110,574	4.7	102.0	101.3

Pretax income	$11,616	$11,970	(3.0)%	10.2%	11.0%

Operating Data:
Retail units sold	11,482	10,643
Average stores in operation	135	125
Average units sold per store per month	28.4	28.4
Average retail sales price	$9,464	$9,836
Same store revenue change	(1.5)%	5.6%

Period End Data:
Stores open	136	126
Accounts over 30 days past due	4.7%	5.4%

Three Months Ended July 31, 2014 vs. Three Months Ended July 31, 2013

Revenues increased by $4.8 million, or 3.9%, for the three months ended July 31, 2014 as compared to the same period in the prior fiscal year.  The increase was the result of (i) revenue growth from dealerships opened during the three months ended July 31, 2013 ($950,000) and (ii) revenue from dealerships opened after July 31, 2013 ($5.7 million), offset by (iii) a revenue decrease from dealerships that operated a full three months in both periods ($1.9 million decrease, or 1.5%).  The challenging competitive environment is putting pressure on the sales volumes especially at the older dealerships.

Cost of sales as a percentage of sales increased 0.2% to 57.7% for the three months ended July 31, 2014 compared to 57.5% in the same period of the prior fiscal year. The increase from the prior year period relates primarily to higher inventory repair costs and slightly lower margins on the payment protection plan and the service contract products, partially offset by the benefit of pricing for the lower priced vehicle sales which generally have a higher gross profit percentage.  The average retail sales price for the first quarter of fiscal 2015 decreased $372 from the first quarter of fiscal 2014.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  However, recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.4% for the three months ended July 31, 2014, an increase of 0.4% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $1.2 million in the first quarter of fiscal 2015 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships, higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales increased to 24.6% for the three months ended July 31, 2014 compared to 24.3% for the three months ended July 31, 2014.  The increase in the provision is primarily the result of the increase in our provision percentage applied to the growth in finance receivables, net compared to the prior year percentage.  Net charge-offs as a percentage of average finance receivables was 6.3% for the three months ended July 31, 2014 compared to 6.2% for the prior year quarter.  The increase primarily resulted from the severity of losses resulting from lower wholesale values at repossession and longer contract terms.   The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended negative macro-economic and competitive pressures are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense for the three months ended July 31, 2014 as a percentage of sales decreased slightly to 0.6% compared to 0.7% for the three months ended July 31, 2013.   The overall dollar decrease in interest expense resulted from lower average borrowings during the three months ended July 31, 2014 ($94.1 million compared to $100.2 million in the prior year).

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2014	April 30, 2014
Assets:
Finance receivables, net	$306,791	$293,299
Inventory	33,028	30,115
Property and equipment, net	33,982	33,913

Liabilities:
Accounts payable and accrued liabilities	26,183	19,366
Deferred revenue	20,157	17,467
Income taxes payable, net	4,386	782
Deferred tax liabilities, net	16,405	15,244
Debt facilities	94,220	97,032

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has been due, in large part, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at July 31, 2014 increased as compared to July 31, 2013 (29.6 months vs. 29.5 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its customer contracts which include increases to the overall length of contract terms. Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first three months of fiscal 2015, inventory increased 9.7% ($2.9 million) as compared to inventory at April 30, 2014.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, remained relatively constant at July 31, 2014 as compared to property and equipment, net, at April 30, 2014.  The Company incurred $1.0 million of expenditures related to new dealerships as well as to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased $6.8 million during the first three months of fiscal 2015 as compared to accounts payable and accrued liabilities at April 30, 2014 due primarily to the increase related to higher inventory levels and higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred revenue increased $2.7 million at July 31, 2014 as compared to April 30, 2014 due to increased sales of the payment protection plan product and service contracts and the longer term on the new service contracts.

Income taxes payable, net, increased $3.6 million at July 31, 2014 as compared to April 30, 2014 primarily due to the timing of quarterly tax payments and the refund of the majority of the receivable existing at April 30, 2014.

Deferred income tax liabilities, net, increased $1.2 million at July 31, 2014 as compared to April 30, 2014 due primarily to the increase in finance receivables and the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first three months of fiscal 2015, the Company funded finance receivables growth of $17.0 million, capital expenditures of $1.0 million and common stock repurchases of $2.8 million with a $2.8 million decrease in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2014	2013
Operating activities:
Net income	$7,260	$7,541
Provision for credit losses	27,876	26,530
Losses on claims for payment protection plan	2,186	1,790
Depreciation and amortization	918	777
Stock based compensation	266	644
Finance receivable originations	(107,957)	(102,834)
Finance receivable collections	54,317	51,069
Inventory	7,173	11,487
Accounts payable and accrued liabilities	4,708	(401)
Deferred payment protection plan revenue	529	461
Deferred service contract revenue	2,161	165
Income taxes, net	3,681	4,085
Deferred income taxes	1,161	(34)
Accrued interest on finance receivables	(139)	(189)
Other	(83)	132
Total	4,057	1,223

Investing activities:
Purchase of property and equipment	(987)	(1,786)
Total	(987)	(1,786)

Financing activities:
Debt facilities, net	(2,812)	(66)
Change in cash overdrafts	2,109	919
Purchase of common stock	(2,760)	(384)
Dividend payments	(10)	(10)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	423	120
Total	(3,050)	579

Increase in Cash	$20	$16

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

Cash flows from operations for the three months ended July 31, 2014 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables and (ii) an increase in inventory, partially offset by (iii) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (iv) an increase in deferred service contract revenue and (v) an increase in accounts payable and accrued liabilities.  Finance receivables, net, increased by $13.5 million from April 30, 2014 to July 31, 2014.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008.  While sales levels for new vehicles have risen steadily since the trough in 2009, and new vehicle sales in 2013 were near pre-recession levels, such sales have continued to remain below pre-recession levels.  In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices.  These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase.  This increased demand, coupled with the depressed levels of new vehicle sales, has negatively impacted the used vehicle supply available to the Company.  Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels since the trough in 2009.

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

The Company believes that the amount of credit available for the sub-prime auto finance industry has increased recently and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to recent history and that this will contribute to overall increases in demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

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

The Company has generally leased the majority of the properties where its dealerships are located.  As of July 31, 2014, the Company leased approximately 87% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2014, the Company had $309,000 of cash on hand and an additional $48 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in June 2016, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from  those reported at April 30, 2014 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 87% of its dealerships and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at July 31, 2014.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties and/or interest as of July 31, 2014.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At July 31, 2014, the weighted average total contract term was 29.6 months with 21.2 months remaining. The reserve amount in the allowance for credit losses at July 31, 2014, $89.5 million, was 23.8% of the principal balance in finance receivables of $396.3 million, less unearned payment protection plan revenue of $13.8 million and unearned service contract revenue of $6.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of July 31, 2014, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $94.2 million outstanding at July 31, 2014. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $942,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At July 31, 2014, approximately 36% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Not applicable

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program last amended and approved by the Board of Directors on August 16, 2012.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2014 through May 31, 2014	1,000	$36.28	1,000	535,975
June 1, 2014 through June 31, 2014	42,583	$36.32	42,583	493,392
July 1, 2014 through July 31, 2014	31,100	$37.85	31,100	462,292
Total	74,683	$36.96	74,683	462,292

(1)	The above described stock repurchase program has no expiration date.

Item 4.  Mine Safety Disclosure

Not applicable

Exhibit Number	Description of Exhibit

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

Dated: September 3, 2014