Form 10-Q
period 2014-10-31
AMERICAS CARMART INC
filed 2014-12-08
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 3, 2014
Common stock, par value $.01 per share	8,622,720

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands except share and per share amounts)

	October 31, 2014	April 30, 2014
Assets:
Cash and cash equivalents	$257	$289
Accrued interest on finance receivables	1,827	1,830
Finance receivables, net	319,040	293,299
Inventory	32,450	30,115
Prepaid expenses and other assets	3,756	3,496
Goodwill	355	355
Property and equipment, net	33,889	33,913

Total Assets	$391,574	$363,297

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$11,128	$8,542
Deferred payment protection plan revenue	14,376	13,233
Deferred service contract revenue	8,635	4,234
Accrued liabilities	11,523	10,824
Income taxes payable, net	1,302	782
Deferred income tax liabilities, net	17,646	15,244
Revolving credit facilities	106,497	97,032
Total liabilities	171,107	149,891

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,543,895 and 12,452,809 issued at October 31, 2014 and April 30, 2014, respectively, of which 8,571,720 and 8,735,842 were outstanding at October 31, 2014 and April 30, 2014, respectively	125	125
Additional paid-in capital	58,313	55,734
Retained earnings	279,107	264,348
Less: Treasury stock, at cost, 3,972,175 and 3,716,967 shares at October 31, 2014 and April 30, 2014, respectively	(117,578)	(107,301)
Total stockholders' equity	219,967	212,906
Non-controlling interest	100	100
Total equity	220,067	213,006

Total Liabilities, Mezzanine Equity and Equity	$391,574	$363,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Sales	$119,435	$107,765	$232,894	$216,914
Interest and other income	14,399	13,666	28,316	27,061

Total revenue	133,834	121,431	261,210	243,975

Costs and expenses:
Cost of sales, excluding depreciation shown below	68,156	62,823	133,627	125,445
Selling, general and administrative	20,655	19,581	41,475	39,395
Provision for credit losses	31,371	28,296	59,247	54,826
Interest expense	721	722	1,396	1,512
Depreciation and amortization	929	795	1,847	1,572
(Gain) loss on disposal of property and equipment	20	(2)	20	39
Total costs and expenses	121,852	112,215	237,612	222,789

Income before taxes	11,982	9,216	23,598	21,186

Provision for income taxes	4,463	3,411	8,819	7,840

Net income	$7,519	$5,805	$14,779	$13,346

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$7,509	$5,795	$14,759	$13,326

Earnings per share:
Basic	$0.87	$0.64	$1.70	$1.48
Diluted	$0.83	$0.61	$1.62	$1.40

Weighted average number of shares outstanding:
Basic	8,604,003	9,016,820	8,660,173	9,018,524
Diluted	9,022,437	9,484,654	9,082,750	9,488,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Six Months Ended October 31,
Operating Activities:	2014	2013
Net income	$14,779	$13,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	59,247	54,826
Losses on claims for payment protection plan	4,764	4,060
Depreciation and amortization	1,847	1,572
Amortization of debt issuance costs	93	118
Loss on disposal of property and equipment	20	39
Stock based compensation	412	890
Deferred income taxes	2,402	543
Change in operating assets and liabilities:
Finance receivable originations	(222,024)	(203,688)
Finance receivable collections	111,000	102,986
Accrued interest on finance receivables	3	(161)
Inventory	18,937	24,375
Prepaid expenses and other assets	(353)	(455)
Accounts payable and accrued liabilities	3,362	(633)
Deferred payment protection plan revenue	1,143	544
Deferred service contract revenue	4,401	634
Income taxes, net	1,064	2,188
Excess tax benefit from share based compensation	(544)	(14)
Net cash provided by operating activities	553	1,170

Investing Activities:
Purchase of property and equipment	(1,863)	(3,979)
Proceeds from sale of property and equipment	20	2
Net cash used in investing activities	(1,843)	(3,977)

Financing Activities:
Exercise of stock options and warrants	1,545	105
Excess tax benefit from share based compensation	544	14
Issuance of common stock	78	79
Purchase of common stock	(10,277)	(531)
Dividend payments	(20)	(20)
Debt issuance costs	(250)	(200)
Change in cash overdrafts	(77)	1,142
Proceeds from revolving credit facilities	178,690	151,577
Payments on revolving credit facilities	(168,975)	(149,290)
Net cash provided by financing activities	1,258	2,876

(Decrease) increase in cash and cash equivalents	(32)	69
Cash and cash equivalents, beginning of period	289	272

Cash and cash equivalents, end of period	$257	$341

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2014, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2014 and 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2014.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 32% of revenues resulting from sales to Arkansas customers.  Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.  The Company’s revolving credit facilities mature in October 2017.  The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.8 million at October 31, 2014 and at April 30, 2014), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At October 31, 2014, 4.4% of the Company’s finance receivable balances were 30 days or more past due compared to 4.7% at October 31, 2013.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles.  Accounts two days late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and that the customer will be more likely to succeed in meeting their contractual obligations. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for pay-day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical and on-line auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off.  On average, accounts are approximately 68 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues.  The allowance for credit losses at October 31, 2014 of $92.5 million was 23.8% of the principal balance in finance receivables of $411.5 million, less unearned payment protection plan revenue of $14.4 million and unearned service contract revenue of $8.6 million.  Previously the allowance as a percentage of finance receivable principal balance, net of deferred payment protection plan revenue was 23.5%, and did not include a reduction for the deferred service contract revenue.  This change did not have a material impact on net income or earnings per share and was not significant to any prior period.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at October 31, 2014 or 2013.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2014 or April 30, 2014.

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

Sales consist of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2014	2013	2014	2013

Sales – used autos	$106,914	$95,744	$208,037	$193,050
Wholesales – third party	4,763	4,760	9,559	9,223
Service contract sales	3,988	3,714	7,983	7,628
Payment protection plan revenue	3,770	3,547	7,315	7,013

Total	$119,435	$107,765	$232,894	$216,914

Revenues from late fees were approximately $1.1 million for the six months ended October 31, 2014 and 2013. Late fees are recognized when collected and are reflected in interest and other income.  Finance receivables more than 90 days past due were approximately $2.0 million and $1.9 million at October 31, 2014 and 2013, respectively.

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

Treasury Stock

The Company purchased 255,208 shares of its common stock for a total cost of $10.3 million during the first six months of fiscal 2015 and 12,620 shares for a total cost of $531,000 during the first six months of fiscal 2014.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Revenue Recognition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance.   The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheets for the years ended April 30, 2014 to reclassify deferred service contract revenue from accrued liabilities to deferred service contract revenue.  The reclassification did not have an impact on net income or earnings per share.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months.  The weighted average interest rate for the portfolio was approximately 14.9% at October 31, 2014.  The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.  The components of finance receivables are as follows:

(In thousands)	October 31, 2014	April 30, 2014

Gross contract amount	$467,526	$432,327
Less unearned finance charges	(56,026)	(52,995)
Principal balance	411,500	379,332
Less allowance for credit losses	(92,460)	(86,033)

Finance receivables, net	$319,040	$293,299

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2014	2013

Balance at beginning of period	$293,299	$288,049
Finance receivable originations	222,024	203,688
Finance receivable collections	(111,000)	(102,986)
Provision for credit losses	(59,247)	(54,826)
Losses on claims for payment protection plan	(4,764)	(4,060)
Inventory acquired in repossession and payment protection plan claims	(21,272)	(21,765)

Balance at end of period	$319,040	$308,100

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2014	2013

Balance at beginning of period	$86,033	$75,345
Provision for credit losses	59,247	54,826
Charge-offs, net of recovered collateral	(52,820)	(49,472)

Balance at end of period	$92,460	$80,699

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables increased to 13.4% for the six months ended October 31, 2014 compared to 13.1% for the same period in the prior year.  The increase in net charge-offs for the first six months of fiscal 2015 resulted primarily from the increased severity of losses resulting from lower wholesale values at repossession.  The increase in the provision is primarily the result of the increase in our provision percentage applied to the growth in finance receivables, net compared to the prior year percentage.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 28.2% for the six months ended October 31, 2014 compared to 27.3% for the prior year period.  The increase in collections as a percentage of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the slightly longer overall contract term as compared to the first six months of the prior year.  Delinquencies greater than 30 days were 4.4% for October 31, 2014 and 4.7% at October 31, 2013.

Macro-economic factors, the competitive environment, and more importantly, proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.  While the decreasing gas prices provided some relief to our customers during the second quarter of fiscal 2015, we believe our customers continue to be under significant pressure due to the persistent difficult macro-economic environment for the Company’s customer base.  We expect these conditions to continue in the near to mid-term future.  The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS units on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2014		April 30, 2014		October 31, 2013

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$341,555	83.00%	$300,478	79.21%	$313,006	80.50%
3 - 29 days past due	51,990	12.63%	62,108	16.38%	57,429	14.77%
30 - 60 days past due	12,002	2.92%	10,926	2.88%	12,008	3.09%
61 - 90 days past due	3,986	0.97%	4,665	1.23%	4,429	1.14%
> 90 days past due	1,967	0.48%	1,155	0.30%	1,927	0.50%
Total	$411,500	100.00%	$379,332	100.00%	$388,799	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.  The Friday end date for the quarter ended October 31, 2014 contributed to the improvement in the aging of the portfolio, along with the improved collections.

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

	Six Months Ended October 31,
	2014	2013

Principal collected as a percent of average finance receivables	28.2%	27.3%
Average down-payment percentage	6.8%	6.4%
Average originating contract term (in months)	27.4	27.5

	October 31, 2014	October 31, 2013
Portfolio weighted average contract term, including modifications (in months)	29.6	29.5

The increase in the principal collected as a percent of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the slightly longer overall contract term as compared to the first six months of the prior year.  A lower average selling price and higher down payment percentages contributed to the decrease in average originating contract term compared to the prior year quarter.  The increases in the portfolio weighted average contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties.  In order to remain competitive term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2014	April 30, 2014

Land	$6,330	$6,330
Buildings and improvements	11,481	11,116
Furniture, fixtures and equipment	10,813	10,293
Leasehold improvements	20,501	19,673
Construction in progress	2,323	2,344
Less accumulated depreciation and amortization	(17,559)	(15,843)

Total	$33,889	$33,913

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2014	April 30, 2014

Employee compensation	$3,406	$3,228
Cash overdrafts (see Note B)	1,008	1,085
Deferred sales tax (see Note B)	2,819	2,513
Interest	231	212
Other	4,059	3,786

Total	$11,523	$10,824

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	October 31, 2014	April 30, 2014

Revolving credit facilities	$145,000	LIBOR + 2.375%	October 8, 2017	$106,497	$97,032
(2.40% at October 31, 2014 and at April 30, 2014)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million.  Prior to fiscal 2015, the Credit Facilities were amended on September 30, 2012, February 4, 2013, June 24, 2013 and February 13, 2014, respectively.  The first amendment to the Credit Facilities increased the total revolving commitment to $145 million.  The second amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms. The third amendment extended the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate.  The fourth amendment amended the structure of the debt covenants as related to the application of the fixed charge coverage ratio calculation.  As amended, the fixed charge coverage ratio calculation will be required only if availability, as defined, under the revolving credit facilities is less than certain specified thresholds.  The amendment also increased the allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows for the sale of certain vehicle contracts to third parties.

On October 8, 2014, the Company entered into a fifth amendment to the Credit Facilities, which extended the term of the Credit Facilities to October 8, 2017, added a new pricing tier for determining the applicable interest rate, and provided for a 0.125% increase in each of the three existing pricing tiers. The fifth amendment also amended one of two alternative distribution limitations related to repurchases of the Company’s stock. With respect to such limitation, the amendment (i) reset the $40 million aggregate limit on repurchases beginning with October 8, 2014, (ii) redefined the aggregate amount of repurchases to be net of proceeds received from the exercise of stock options, and (iii) changed the requirement that the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases be equal to or greater than 30% of the sum of the borrowing bases.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.375%.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) limitations on the payment of dividends or distributions.

The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.

The Company was in compliance with the covenants at October 31, 2014.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2014, the Company had additional availability of approximately $36.1 million under the revolving credit facilities.

The Company recognized $93,000 and $118,000 of amortization for the six months ended October 31, 2014 and 2013, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2014 and April 30, 2014:

	October 31, 2014		April 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$257	$257	$289	$289
Finance receivables, net	319,040	253,073	293,299	233,289
Accounts payable	11,128	11,128	8,542	8,542
Revolving credit facilities	106,497	106,497	97,032	97,032

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount.  For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at October 31, 2014, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Weighted average shares outstanding-basic	8,604,003	9,016,820	8,660,173	9,018,524
Dilutive options and restricted stock	418,434	467,834	422,577	470,229

Weighted average shares outstanding-diluted	9,022,437	9,484,654	9,082,750	9,488,753

Antidilutive securities not included:
Options	89,000	80,000	79,500	70,000

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”).    The Company recorded total stock based compensation expense for all plans of $412,000 ($258,000 after tax effects) and $890,000 ($561,000 after tax effects) for the six months ended October 31, 2014 and 2013, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	August 21, 2024
Shares available for grant at October 31, 2014	-	323,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Six Months Ended October 31,
	2014	2013
Expected term (years)	5.3	5.0
Risk-free interest rate	1.65%	0.67%
Volatility	35%	50%
Dividend yield	-	-

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

There were 44,000 and 25,000 options granted during the six months ended October 31, 2014 and 2013, respectively. The grant-date fair value of options granted during the six months ended October 31, 2014 and 2013 was $595,000 and $487,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $353,000 ($221,000 after tax effects) and $823,000 ($518,000 after tax effects) for the six months ended October 31, 2014 and 2013, respectively.  As of October 31, 2014, the Company had approximately $639,000 of total unrecognized compensation cost related to unvested options.  These unvested outstanding options have a weighted-average remaining vesting period of 1.25 years.

The aggregate intrinsic value of outstanding options at October 31, 2014 and 2013 was $24.8 million and $27.4 million, respectively.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2014	2013

Options Exercised	88,750	4,500
Cash Received from Option Exercises	$1,546	$105
Intrinsic Value of Options Exercised	$2,129	$91

As of October 31, 2014 there were 902,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $22.5 million and a weighted average remaining contractual life of 4.55 and a weighted average exercise price of $20.99.

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

There were no restricted shares granted during the first six months of fiscal 2015 or fiscal 2014.  A total of 187,027 shares remained available for award at October 31, 2014. There were 20,000 unvested shares at October 31, 2014 with a weighted average grant date fair value of $24.47.

The Company recorded compensation cost of $45,000 ($28,200 after tax effects) and $52,000 ($33,000 after tax effects) related to the Stock Incentive Plan during the six months ended October 31, 2014 and 2013, respectively.  As of October 31, 2014, the Company had approximately $45,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 0.5 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2014 or during the first six months of fiscal 2015.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at October 31, 2014.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(in thousands)	2014	2013
Supplemental disclosures:
Interest paid	$1,376	$1,525
Income taxes paid, net	5,238	5,108

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	21,272	21,765

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of October 31, 2014, the Company operated 136 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 11%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 7.1% for the first six months of fiscal 2015 compared to the same period of fiscal 2014 due primarily to a 10.9% increase in retail units sold and a 4.6% increase in interest income.  The average retail sales price decreased 3.0% to $9,477 for the first six months of fiscal 2015 from $9,773 for the first six months of fiscal 2014.

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  During the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in in the third quarter of fiscal 2014), an average of 22.5%.  Operational improvements during fiscal 2009 and fiscal 2010 led to improved credit losses in fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010.  The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012.  In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties.  In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually.  With the acceptable and consistent credit results over the previous years and the overall quality of the portfolio at April 30, 2012, management reduced the allowance for credit losses as a percentage of finance receivables at April 30, 2012 to 21.5% from 22.0%.  The allowance for credit losses had been 22% of finance receivables since October 2006.  Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base.  These competitive pressures intensified and, along with a continued negative macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014.  As a result of the increased credit losses and with the expectation that charge-offs will remain elevated, management increased the allowance for credit losses to 23.5% at January 31, 2014.  Credit losses as a percentage of sales for fiscal 2014 were 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses) compared to 23.1% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs compounded by the effect of lower wholesale sales.  Credit losses as a percentage of sales for the first six months of fiscal 2015 were 25.4% compared to 25.3% of sales for the prior year period, resulting from the increase in our provision percentage compared to the prior year (the allowance for credit losses was increased 2% in the third quarter of fiscal 2014).

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

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company has implemented credit reporting and has begun installing global positioning system (“GPS”) units on vehicles.  Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements.  The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Servicing and Collections Manager who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2014 was 42.2%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  For the first six months of fiscal 2015, the gross margin as a percentage of sales was 42.6%, up slightly from 42.2% for the first six months of fiscal 2014.  This increase related to lower relative wholesale values and lower repair costs as well as benefits from selling lower priced vehicles, which carry a higher gross profit percentage.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2014 vs.	Three Months Ended October 31,
	2014	2013	2013	2014	2013

Revenues:
Sales	$119,435	$107,765	10.8%	100.0%	100.0%
Interest income	14,399	13,666	5.4	12.1	12.7
Total	133,834	121,431	10.2	112.1	112.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	68,156	62,823	8.5	57.1	58.3
Selling, general and administrative	20,655	19,581	5.5	17.3	18.2
Provision for credit losses	31,371	28,296	10.9	26.3	26.3
Interest expense	721	722	(0.1)	0.6	0.7
Depreciation and amortization	929	795	16.9	0.8	0.7
Loss (gain) on disposal of property and equipment	20	(2)	-	-	-
Total	121,852	112,215	8.6	102.0	104.1

Pretax income	$11,982	$9,216	30.0%	10.0%	8.6%

Operating Data:
Retail units sold	12,084	10,608
Average stores in operation	136	128
Average units sold per store per month	29.6	27.6
Average retail sales price	$9,490	$9,710
Same store revenue change	5.4%	3.8%

Period End Data:
Stores open	136	129
Accounts over 30 days past due	4.4%	4.7%

Three Months Ended October 31, 2014 vs. Three Months Ended October 31, 2013

Revenues increased by $12.4 million, or 10.2%, for the three months ended October 31, 2014 as compared to the same period in the prior fiscal year.  The increase was the result of (i) revenue growth from dealerships opened during the three months ended October 31, 2013 ($1.2 million), (ii) revenue from dealerships opened after October 31, 2013 ($4.7 million), and (iii) a revenue growth from dealerships that operated a full three months in both periods ($6.5 million).  We believe the increase resulted from solid execution in our sales efforts, a focus on lot by lot productivity and possibly some indirect benefits from improved consumer sentiment related in part to lower gasoline prices.  Competition is still intense; however, we are focused on providing an affordable vehicle with reasonable payment terms and offering excellent customer service.

Cost of sales as a percentage of sales decreased 1.2% to 57.1% for the three months ended October 31, 2014 compared to 58.3% in the same period of the prior fiscal year. The decrease from the prior year period relates to benefits from selling lower priced vehicles, which carry a higher gross profit percentage, lower relative wholesale values and lower repair costs.  The average retail sales price for the second quarter of fiscal 2015 decreased $220 from the second quarter of fiscal 2014.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and until more recently by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  However, recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 17.3% for the three months ended October 31, 2014, a decrease of 0.9% from the same period of the prior fiscal year.  In dollar terms, overall selling, general and administrative expenses increased $1.1 million in the second quarter of fiscal 2015 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships, higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales remained constant at 26.3% for the three months ended October 31, 2014.  Net charge-offs as a percentage of average finance receivables was 7.0% for the three months ended October 31, 2014 compared to 6.9% for the prior year quarter.  The increase primarily resulted from the severity of losses resulting from lower wholesale values at repossession and slightly longer contract terms.   The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense for the three months ended October 31, 2014 as a percentage of sales decreased slightly to 0.6% compared to 0.7% for the three months ended October 31, 2013.   Average borrowings increased during the three months ended October 31, 2014 to $104.8 million compared to $101.6 million in the prior year.

Consolidated Operations
(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2014 vs.	Six Months Ended October 31,
	2014	2013	2013	2014	2013

Revenues:
Sales	$232,894	$216,914	7.4%	100.0%	100.0%
Interest income	28,316	27,061	4.6	12.2	12.5
Total	261,210	243,975	7.1	112.2	112.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	133,627	125,445	6.5	57.4	57.8
Selling, general and administrative	41,475	39,395	5.3	17.8	18.2
Provision for credit losses	59,247	54,826	8.1	25.4	25.3
Interest expense	1,396	1,512	(7.7)	0.6	0.7
Depreciation and amortization	1,847	1,572	17.5	0.8	0.7
Loss on Disposal of Property and Equipment	20	39	(48.7)	-	-
Total	237,612	222,789	6.7	102.0	102.7

Pretax income	$23,598	$21,186	11.4%	10.1%	9.8%

Operating Data:
Retail units sold	23,566	21,251
Average stores in operation	136	126
Average units sold per store per month	28.9	28.1
Average retail sales price	$9,477	$9,773
Same store revenue change	1.7%	4.6%

Period End Data:
Stores open	136	129
Accounts over 30 days past due	4.4%	4.7%

Six Months Ended October 31, 2014 vs. Six Months Ended October 31, 2013

Revenues increased by $17.2 million, or 7.1%, for the six months ended October 31, 2014 as compared to the same period in the prior fiscal year.  The increase was principally the result of (i) revenue growth from stores that operated a full six months in both periods ($4.1 million), (ii) revenue growth from stores opened during the six months ended October 31, 2013 ($4.6 million), and (iii) revenue from stores opened after October 31, 2013 ($8.5 million).

Cost of sales as a percentage of sales decreased 0.4% to 57.4% for the six months ended October 31, 2013 from 57.8% in the same period of the prior fiscal year.  The decrease from the prior year period relates to benefits from selling lower priced vehicles, which carry a higher gross profit percentage, lower relative wholesale values and lower repair costs.  The average retail sales price decreased 3.0% to $9,477 for the six months ended October 31, 2014 compared to $9,773 for the six months ended October 31, 2013.  The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% range over the near term.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.8% for the six months ended October 31, 2014, a decrease of 0.4% from the same period of the prior fiscal year.   Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $2.1 million related primarily to higher payroll costs and incremental costs related to new locations and higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales increased 0.1% to 25.4% for the six months ended October 31, 2014 from 25.3% in the same period of the prior fiscal year.  Net charge-offs as a percentage of average finance receivables was 13.4% for the six months ended October 31, 2014 compared to 13.1% for the prior year quarter.  Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables, although the lower gas prices during the second quarter of fiscal 2015 provided some relief for our customers.  The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices.  The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales decreased slightly to 0.6% for the six months ended October 31, 2014 compared to 0.7% for the same period of the prior fiscal year.  The overall dollar decrease in interest expense was attributable to lower average borrowings during the six months ended October 31, 2014 as compared to the same period in the prior fiscal year ($99.4 million compared to $100.9 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2014	April 30, 2014
Assets:
Finance receivables, net	$319,040	$293,299
Inventory	32,450	30,115
Property and equipment, net	33,889	33,913

Liabilities:
Accounts payable and accrued liabilities	22,651	19,366
Deferred revenue	23,011	17,467
Income taxes payable, net	1,302	782
Deferred tax liabilities, net	17,646	15,244
Debt facilities	106,497	97,032

Historically, finance receivables tended to grow slightly faster than revenue growth.  This has been due, in large part, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years.  The weighted average term for installment sales contracts at October 31, 2014 increased slightly as compared to October 31, 2013 (29.6 months vs. 29.5 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices over recent years.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its installment contracts which include increases to the overall length of contract terms, mitigated somewhat due to declines in the average retail sales price in fiscal 2015.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first six months of fiscal 2015, inventory increased 7.8% ($2.3 million) as compared to inventory at April 30, 2014.  The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, remained relatively constant at October 31, 2014 as compared to property and equipment, net, at April 30, 2014.  The Company incurred $1.8 million of expenditures related to new dealerships as well as to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased $3.3 million during the first six months of fiscal 2015 as compared to accounts payable and accrued liabilities at April 30, 2014 due primarily to the increase related to higher inventory levels and higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred revenue increased $5.5 million at October 31, 2014 as compared to April 30, 2014 due to increased sales of the payment protection plan product and service contracts and the longer term on the new service contracts.

Income taxes payable, net, increased $520,000 at October 31, 2014 as compared to April 30, 2014 primarily due to the timing of quarterly tax payments and the refund of the majority of the receivable existing at April 30, 2014.

Deferred income tax liabilities, net, increased $2.4 million at October 31, 2014 as compared to April 30, 2014 due primarily to the increase in finance receivables and the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.  In the first six months of fiscal 2015, the Company funded finance receivables growth of $32.2 million, capital expenditures of $1.8 million and common stock repurchases of $10.3 million with a $9.5 million increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2014	2013
Operating activities:
Net income	$14,779	$13,346
Provision for credit losses	59,247	54,826
Losses on claims for payment protection plan	4,764	4,060
Depreciation and amortization	1,847	1,572
Stock based compensation	412	890
Finance receivable originations	(222,024)	(203,688)
Finance receivable collections	111,000	102,986
Inventory	18,937	24,375
Accounts payable and accrued liabilities	3,362	(633)
Deferred payment protection plan revenue	1,143	544
Deferred service contract revenue	4,401	634
Income taxes, net	1,064	2,188
Deferred income taxes	2,402	543
Accrued interest on finance receivables	3	(161)
Other	(784)	(312)
Total	553	1,170

Investing activities:
Purchase of property and equipment	(1,863)	(3,979)
Proceeds from sale of property and equipment	20	2
Total	(1,843)	(3,977)

Financing activities:
Debt facilities, net	9,465	2,087
Change in cash overdrafts	(77)	1,142
Purchase of common stock	(10,277)	(531)
Dividend payments	(20)	(20)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	2,167	198
Total	1,258	2,876

(Decrease) increase in Cash	$(32)	$69

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

Cash flows from operations for the six months ended October 31, 2014 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables and (ii) an increase in inventory, partially offset by (iii) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, (iv) an increase in deferred service contract revenue and (v) an increase in accounts payable and accrued liabilities.  Finance receivables, net, increased by $25.7 million from April 30, 2014 to October 31, 2014.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008.  While sales levels for new vehicles have risen steadily since the trough in 2009, and new vehicle sales in 2013 were near pre-recession levels, such sales have continued to remain below pre-recession levels.  In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices.  These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase.  This increased demand, coupled with the depressed levels of new vehicle sales, had negatively impacted the used vehicle supply available to the Company.  Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels since the trough in 2009.

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

The Company believes that the amount of credit available for the sub-prime auto finance industry has increased in recent quarters, and while the increase appears to have leveled off in recent months, management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels and that this will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses in the near term will be higher than historical ranges due to significant continued macro-economic challenges for the Company’s customer base as well as increased competitive pressures.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with its customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of October 31, 2014, the Company leased approximately 87% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally limit distributions by the Company to its shareholders in order to repurchase the Company’s common stock.  The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.  Thus, the Company is limited in the amount of dividends or other distributions it can make to its shareholders without the consent of the Company’s lenders.

At October 31, 2014, the Company had $257,000 of cash on hand and an additional $36.1 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in October 2017, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at October 31, 2014.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2014.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At October 31, 2014, the weighted average total contract term was 29.6 months with 21.2 months remaining. The reserve amount in the allowance for credit losses at October 31, 2014, $92.5 million, was 23.8% of the principal balance in finance receivables of $411.5 million, less unearned payment protection plan revenue of $14.4 million and unearned service contract revenue of $8.6 million.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables net of deferred revenue, in the allowance for credit losses would equate to an approximate pre-tax change of $3.9 million.

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

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance.   The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted some sales and collections from the third to the fourth quarter in each of the last three fiscal years and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes.  The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of October 31, 2014, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $106.5 million outstanding at October 31, 2014. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At October 31, 2014, approximately 35% of the Company’s finance receivables were originated in Arkansas.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

Other than the risk factor set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2014.

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

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the CFPB with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company. The CFPB can exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. On October 8, 2014, the CFPB published a proposed rule defining larger participants of the automobile financing market for purposes of routine examination and supervision. If adopted in its present form, it is possible that the Company’s finance subsidiary, Colonial, may be deemed a “larger participant” and therefore subject to examination and supervision by the CFPB.  The notice and comment period for the proposed rule is scheduled to end on December 8, 2014, and a final rule is expected to be issued in the near term. The impact, if any, to the Company’s business and operations of this proposed rule, if adopted, and any future regulations which may be proposed or adopted by the CFPB remains uncertain.  However, CFPB supervision and regulation may increase the Company’s compliance costs, require changes to its business practices, affect its competitiveness, impair its profitability, harm its reputation or otherwise adversely affect its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program amended and approved by the Board of Directors on August 16, 2012.  Subsequent to October 31, 2014, on November 19, 2014 the Board of Directors approved, once again, the repurchase of up to one million shares of the Company’s common stock under the common stock repurchase program.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2014 through August 31, 2014	122,502	(2)	$41.68	122,502	339,790
September 1, 2014 through September 30, 2014	47,795		$42.03	47,795	291,995
October 1, 2014 through October 31, 2014	10,228		$39.37	10,228	281,767
Total	180,525		$41.64	180,525	281,767

(1)	The above described stock repurchase program has no expiration date.
(2)	15,000 of these shares were purchased in a single block transaction from an affiliate of the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

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

Dated: December 8, 2014