Form 10-Q
period 2015-01-31
AMERICAS CARMART INC
filed 2015-03-03
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 3, 2015
Common stock, par value $.01 per share	8,575,248

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America ’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2015	April 30, 2014
Assets:
Cash and cash equivalents	$1,564	$289
Accrued interest on finance receivables	1,763	1,830
Finance receivables, net	329,803	293,299
Inventory	38,248	30,115
Prepaid expenses and other assets	4,067	3,496
Goodwill	355	355
Property and equipment, net	33,896	33,913

Total Assets	$409,696	$363,297

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,179	$8,542
Deferred payment protection plan revenue	15,188	13,233
Deferred service contract revenue	9,582	4,234
Accrued liabilities	11,858	10,824
Income taxes payable, net	1,649	782
Deferred income tax liabilities, net	19,058	15,244
Revolving credit facilities	112,560	97,032
Total liabilities	183,074	149,891

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,609,890 and 12,452,809 issued at January 31, 2015 and April 30, 2014, respectively, of which 8,571,248 and 8,735,842 were outstanding at January 31, 2015 and April 30, 2014, respectively	126	125
Additional paid-in capital	60,367	55,734
Retained earnings	286,558	264,348
Less: Treasury stock, at cost, 4,038,642 and 3,716,967 shares at January 31, 2015 and April 30, 2014, respectively	(120,929)	(107,301)
Total stockholders' equity	226,122	212,906
Non-controlling interest	100	100
Total equity	226,222	213,006

Total Liabilities, Mezzanine Equity and Equity	$409,696	$363,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues:
Sales	$116,406	$108,400	$349,300	$325,314
Interest and other income	15,094	14,188	43,410	41,249
Total revenue	131,500	122,588	392,710	366,563

Costs and expenses:
Cost of sales, excluding depreciation shown below	66,672	62,092	200,299	187,537
Selling, general and administrative	21,139	19,650	62,615	59,045
Provision for credit losses	30,206	36,776	89,453	91,602
Interest expense	788	779	2,183	2,291
Depreciation and amortization	935	835	2,782	2,407
Loss on disposal of property and equipment	-	37	20	76
Total costs and expenses	119,740	120,169	357,352	342,958

Income before taxes	11,760	2,419	35,358	23,605

Provision for income taxes	4,299	949	13,118	8,789
Net income	$7,461	$1,470	$22,240	$14,816

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)
Net income attributable to common stockholders	$7,451	$1,460	$22,210	$14,786

Earnings per share:
Basic	$0.87	$0.16	$2.57	$1.65
Diluted	$0.82	$0.16	$2.45	$1.56

Weighted average number of shares outstanding:
Basic	8,587,761	8,917,826	8,636,036	8,984,958
Diluted	9,036,086	9,370,635	9,067,195	9,449,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2015	2014
Net income	$22,240	$14,816
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	89,453	91,602
Losses on claims for payment protection plan	7,840	6,745
Depreciation and amortization	2,782	2,407
Amortization of debt issuance costs	165	163
Loss on disposal of property and equipment	20	76
Stock based compensation	605	1,147
Deferred income taxes	3,814	(1,817)
Change in operating assets and liabilities:
Finance receivable originations	(334,769)	(308,330)
Finance receivable collections	168,784	155,481
Accrued interest on finance receivables	67	(136)
Inventory	24,055	31,427
Prepaid expenses and other assets	(736)	(868)
Accounts payable and accrued liabilities	6,756	912
Deferred payment protection plan revenue	1,955	754
Deferred service contract revenue	5,348	1,089
Income taxes, net	1,824	3,028
Excess tax benefit from share based compensation	(957)	(120)
Net cash used in operating activities	(754)	(1,624)
Investing Activities:
Purchase of property and equipment	(2,805)	(5,541)
Proceeds from sale of property and equipment	20	2
Net cash used in investing activities	(2,785)	(5,539)
Financing Activities:
Exercise of stock options and warrants	2,927	719
Excess tax benefit from share based compensation	957	120
Issuance of common stock	145	152
Purchase of common stock	(13,628)	(8,739)
Dividend payments	(30)	(30)
Debt issuance costs	(256)	(200)
Change in cash overdrafts	(1,085)	149
Proceeds from revolving credit facilities	268,840	237,263
Payments on revolving credit facilities	(253,056)	(222,287)
Net cash provided by financing activities	4,814	7,147
Increase (decrease) in cash and cash equivalents	1,275	(16)
Cash and cash equivalents, beginning of period	289	272
Cash and cash equivalents, end of period	$1,564	$256

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2015, the Company operated 138 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2014.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry interest rates ranging from 11% to 19% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.8 million at January 31, 2015 and at April 30, 2014), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their pay-day with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. Accounts are delinquent when the customer is one day or more behind on their contractual payments. At January 31, 2015, 5.2% of the Company’s finance receivable balances were 30 days or more past due compared to 5.8% at January 31, 2014.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off. On average, accounts are approximately 66 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues. The allowance for credit losses at January 31, 2015 of $95.3 million was 23.8% of the principal balance in finance receivables of $425.1 million, less unearned payment protection plan revenue of $15.2 million and unearned service contract revenue of $9.6 million. Previously the allowance as a percentage of finance receivable principal balance, net of deferred payment protection plan revenue was 23.5%, and did not include a reduction for the deferred service contract revenue. This change did not have a material impact on net income or earnings per share and was not significant to any prior period.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2015 or 2014.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2015 or April 30, 2014.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of service contracts are recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Interest income is recognized on all active finance receivable accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2015	2014	2015	2014
Sales – used autos	$103,002	$97,171	$311,039	$290,221
Wholesales – third party	4,175	3,855	13,734	13,078
Service contract sales	5,101	3,758	13,084	11,386
Payment protection plan revenue	4,128	3,616	11,443	10,629

Total	$116,406	$108,400	$349,300	$325,314

Revenues from late fees were approximately $1.7 million and $1.6 million for the nine months ended January 31, 2015 and 2014, respectively. Late fees are recognized when collected and are reflected in interest and other income. Finance receivables more than 90 days past due were approximately $2.4 million at January 31, 2015 and 2014.

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

Treasury Stock

The Company purchased 321,675 shares of its common stock for a total cost of $13.6 million during the first nine months of fiscal 2015 and 212,620 shares for a total cost of $8.7 million during the first nine months of fiscal 2014. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2014 to reclassify deferred service contract revenue from accrued liabilities to deferred service contract revenue. The reclassification did not have an impact on net income or earnings per share.

C – Finance Receivables

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 11% to 19% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 36 months. The weighted average interest rate for the portfolio was approximately 14.9% at January 31, 2015. The Company’s finance receivables are aggregated as one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool. The components of finance receivables are as follows:

(In thousands)	January 31, 2015	April 30, 2014

Gross contract amount	$481,945	$432,327
Less unearned finance charges	(56,869)	(52,995)
Principal balance	425,076	379,332
Less allowance for credit losses	(95,273)	(86,033)

Finance receivables, net	$329,803	$293,299

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2015	2014
Balance at beginning of period	$293,299	$288,049
Finance receivable originations	334,769	308,330
Finance receivable collections	(168,784)	(155,481)
Provision for credit losses	(89,453)	(91,602)
Losses on claims for payment protection plan	(7,840)	(6,745)
Inventory acquired in repossession and payment protection plan claims	(32,188)	(32,842)

Balance at end of period	$329,803	$309,709

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2015	2014

Balance at beginning of period	$86,033	$75,345
Provision for credit losses	89,453	91,602
Charge-offs, net of recovered collateral	(80,213)	(76,005)

Balance at end of period	$95,273	$90,942

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased slightly to 19.9% for the nine months ended January 31, 2015 compared to 19.8% for the same period in the prior year. The increase in net charge-offs for the first nine months of fiscal 2015 resulted primarily from the increased severity of losses resulting from lower wholesale values at repossession. The decrease in the current year provision compared to the prior year quarter is primarily the result of the increase in our provision percentage applied to the growth in finance receivables, net at January 31, 2014 resulting in a $7.7 million increase in the provision.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 41.9% for the nine months ended January 31, 2015 compared to 40.5% for the prior year period. The increase in collections as a percentage of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the slightly longer overall contract term as compared to the first nine months of the prior year. Delinquencies greater than 30 days were 5.2% for January 31, 2015 and 5.8% at January 31, 2014.

Macro-economic factors, the competitive environment, and more importantly, proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. While the decreasing gas prices provided some relief to our customers during the second and third quarters of fiscal 2015, we believe our customers continue to be under significant pressure due to the persistent difficult macro-economic environment for the Company’s customer base. We expect these conditions to continue in the near to mid-term future. The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS technology on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2015		April 30, 2014		January 31, 2014

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$352,969	83.03%	$300,478	79.21%	$321,511	80.24%
3 - 29 days past due	49,944	11.75%	62,108	16.38%	55,873	13.95%
30 - 60 days past due	14,972	3.52%	10,926	2.88%	14,620	3.65%
61 - 90 days past due	4,827	1.14%	4,665	1.23%	6,221	1.55%
> 90 days past due	2,364	0.56%	1,155	0.30%	2,426	0.61%
Total	$425,076	100.00%	$379,332	100.00%	$400,651	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The Saturday end date for the quarter ended January 31, 2015 contributed to the improvement in the aging of the portfolio, along with the improved collections.

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

	Nine Months Ended January 31,
	2015	2014

Principal collected as a percent of average finance receivables	41.9%	40.5%
Average down-payment percentage	6.2%	5.6%
Average originating contract term (in months)	27.5	27.4

	January 31, 2015	January 31, 2014
Portfolio weighted average contract term, including modifications (in months)	29.7	29.5

The increase in the principal collected as a percent of average finance receivables was primarily due to lower delinquencies and lower contract modifications, partially offset by the slightly longer overall contract term as compared to the first nine months of the prior year. The increases in the portfolio weighted average contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2015	April 30, 2014
Land	$6,249	$6,330
Buildings and improvements	11,508	11,116
Furniture, fixtures and equipment	10,964	10,293
Leasehold improvements	20,501	19,673
Construction in progress	3,169	2,344
Accumulated depreciation and amortization	(18,495)	(15,843)

Total	$33,896	$33,913

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2015	April 30, 2014
Employee compensation	$4,778	$3,228
Cash overdrafts (see Note B)	-	1,085
Deferred sales tax (see Note B)	2,870	2,513
Interest	245	212
Other	3,965	3,786

Total	$11,858	$10,824

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	January 31, 2015	April 30, 2014
Revolving credit facilities	$145,000	LIBOR + 2.375%	October 8, 2017	$112,560	$97,032

( 2.42% at January 31, 2015 and 2.40% at April 30, 2014)

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

The Company was in compliance with the covenants at January 31, 2015. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2015, the Company had additional availability of approximately $33.2 million under the revolving credit facilities.

The Company recognized $165,000 and $163,000 of amortization for the nine months ended January 31, 2015 and 2014, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2015 and April 30, 2014:

	January 31, 2015		April 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$1,564	$1,564	$289	$289
Finance receivables, net	329,803	261,422	293,299	233,289
Accounts payable	13,179	13,179	8,542	8,542
Revolving credit facilities	112,560	112,560	97,032	97,032

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2015, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding, which are used in the calculation of basic and diluted earnings per share, are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Weighted average shares outstanding-basic	8,587,761	8,917,826	8,636,036	8,984,958
Dilutive options and restricted stock	448,325	452,809	431,159	464,422
Weighted average shares outstanding-diluted	9,036,086	9,370,635	9,067,195	9,449,380

Antidilutive securities not included:
Options	74,000	80,000	77,667	73,333

I – Stock Based Compensation

The Company has stock based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock based compensation plans currently being utilized are the 2007 Stock Option Plan (“2007 Plan”) and the Stock Incentive Plan (“Incentive Plan”). The Company recorded total stock based compensation expense for all plans of $605,000 ($381,000 after tax effects) and $1.1 million ($720,000 after tax effects) for the nine months ended January 31, 2015 and 2014, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

	1997 Plan	2007 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	November 20, 2024
Shares available for grant at January 31, 2015	-	278,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2015	2014
Expected term (years)	5.4	5.0
Risk-free interest rate	1.64%	0.67%
Volatility	34%	50%
Dividend yield	-	-

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

There were 89,000 and 25,000 options granted during the nine months ended January 31, 2015 and 2014, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2015 and 2014 was $1.4 million and $487,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $511,000 ($321,000 after tax effects) and $1.0 million ($654,000 after tax effects) for the nine months ended January 31, 2015 and 2014, respectively. As of January 31, 2015, the Company had approximately $1.3 million of total unrecognized compensation cost related to unvested options. These unvested outstanding options have a weighted-average remaining vesting period of 1.82 years.

The aggregate intrinsic value of outstanding options at January 31, 2015 and 2014 was $30.5 million and $19.3 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2015	2014

Options Exercised	153,250	30,500
Cash Received from Option Exercises	$2,927	$719
Intrinsic Value of Options Exercised	$4,026	$563

As of January 31, 2015 there were 847,750 vested and exercisable stock options outstanding with an aggregate intrinsic value of $27.1 million and a weighted average remaining contractual life of 4.29 and a weighted average exercise price of $21.16.

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

There were no restricted shares granted during the first nine months of fiscal 2015 or fiscal 2014. A total of 187,027 shares remained available for award at January 31, 2015. There were 20,000 unvested shares at January 31, 2015 with a weighted average grant date fair value of $24.47.

The Company recorded compensation cost of $68,000 ($43,000 after tax effects) and $78,000 ($49,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2015 and 2014, respectively. As of January 31, 2015, the Company had approximately $23,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 0.24 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2014 or during the first nine months of fiscal 2015.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at January 31, 2015.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2015	2014
Supplemental disclosures:
Interest paid	$2,151	$2,282
Income taxes paid, net	7,480	7,578

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	32,188	32,842

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

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2015, the Company operated 138 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 3% and 16% per year over the last ten fiscal years (average 11%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 7.1% for the first nine months of fiscal 2015 compared to the same period of fiscal 2014 due primarily to a 9.6% increase in retail units sold and a 5.2% increase in interest income. The average retail sales price decreased 2.0% to $9,571 for the first nine months of fiscal 2015 from $9,762 for the first nine months of fiscal 2014.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. During the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged between approximately 20.2% in fiscal 2010 and 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in in the third quarter of fiscal 2014), an average of 22.5%. Operational improvements during fiscal 2009 and fiscal 2010 led to improved credit losses in fiscal 2010 as the provision for credit losses was 20.2% of sales for the year ended April 30, 2010. The Company experienced credit losses of 20.8% of sales for fiscal 2011 and 21.1% of sales for fiscal 2012. In fiscal 2011 the higher credit losses primarily related to credit losses during the second fiscal quarter as the Company experienced some modest operational difficulties. In fiscal 2012 the Company experienced slightly higher credit losses; however, the losses were within the range of credit losses that the Company targets annually. With the acceptable and consistent credit results over the previous years and the overall quality of the portfolio at April 30, 2012, management reduced the allowance for credit losses as a percentage of finance receivables at April 30, 2012 to 21.5% from 22.0%. The allowance for credit losses had been 22% of finance receivables since October 2006. Credit losses as a percentage of sales in fiscal 2013 increased to 23.1% primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs which resulted, to an extent, from negative macro-economic factors affecting the Company’s customer base. These competitive pressures intensified and, along with a continued negative macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014. As a result of the increased credit losses and with the expectation that charge-offs will remain elevated, management increased the allowance for credit losses to 23.5% at January 31, 2014. Credit losses as a percentage of sales for fiscal 2014 were 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses) compared to 23.1% of sales for the prior year period, resulting from lower finance receivable collections and higher charge-offs compounded by the effect of lower wholesale sales. Credit losses as a percentage of sales for the first nine months of fiscal 2015 were 25.6% compared to 28.2% (25.8% excluding the effect of the increase in the allowance for credit losses) of sales for the prior year period.

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

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and has begun installing global positioning system (“GPS”) technology on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Servicing and Collections Manager who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 44%. Gross margin as a percentage of sales for fiscal 2014 was 42.2%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. Annual gross margin percentages over the five-year period peaked in fiscal 2010 partially as a result of higher retail sales levels and a strong wholesale market for repossessed vehicles due to overall used vehicle supply shortages. The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan. For the first nine months of fiscal 2015, the gross margin as a percentage of sales was 42.7%, up slightly from 42.4% for the first nine months of fiscal 2014. This increase related to lower relative wholesale values and lower repair costs as well as benefits from selling lower priced vehicles, which carry a higher gross profit percentage. The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2015	Three Months Ended
	January 31,		vs.	January 31,
	2015	2014	2014	2015	2014
Revenues:
Sales	$116,406	$108,400	7.4%	100.0%	100.0%
Interest income	15,094	14,188	6.4	13.0	13.1
Total	131,500	122,588	7.3	113.0	113.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	66,672	62,092	7.4	57.3	57.3
Selling, general and administrative	21,139	19,650	7.6	18.2	18.1
Provision for credit losses	30,206	36,776	(17.9)	25.9	33.9
Interest expense	788	779	1.2	0.7	0.7
Depreciation and amortization	935	835	12.0	0.8	0.8
Loss on disposal of property and equipment	-	37	(100.0)	-	-
Total	119,740	120,169	(0.4)	102.9	110.9

Pretax income	$11,760	$2,419		10.1%	2.2%

Operating Data:
Retail units sold	11,495	10,735
Average stores in operation	137	129
Average units sold per store per month	28.0	27.7
Average retail sales price	$9,764	$9,739
Same store revenue change	2.8%	(2.8)%

Period End Data:
Stores open	138	130
Accounts over 30 days past due	5.2%	5.8%

Three Months Ended January 31, 2015 vs. Three Months Ended January 31, 2014

Revenues increased by $8.9 million, or 7.3%, for the three months ended January 31, 2015 as compared to the same period in the prior fiscal year. The increase was the result of (i) revenue from dealerships opened after January 31, 2014 ($5.5 million) and (ii) revenue growth from dealerships that operated a full three months in both periods ($3.4 million). We believe the increase resulted from solid execution in our sales efforts, a focus on lot by lot productivity and possibly some indirect benefits from improved consumer sentiment related in part to lower gasoline prices. Competition is still intense; however, we are focused on providing an affordable vehicle with reasonable payment terms and offering excellent customer service.

Cost of sales as a percentage of sales remained constant at 57.3% for the three months ended January 31, 2015 compared to the same period of the prior fiscal year. The average retail sales price for the third quarter of fiscal 2015 increased $25 from the third quarter of fiscal 2014. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high. This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and until more recently by the overall decrease in new car sales during the recession when compared to pre-recession levels. Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company. However, recent increases in new car sales have had a positive effect on purchase costs. Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses as a percentage of sales were 18.2% for the three months ended January 31, 2015, an increase of 0.1% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased $1.5 million in the third quarter of fiscal 2015 compared to the same period of the prior fiscal year, consisting primarily of increased payroll costs, incremental costs at new dealerships, higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales was 25.9% for the three months ended January 31, 2015 compared to 33.9% (26.8% excluding the effect of the $7.7 million increase in the allowance for credit losses) for the three months ended January 31, 2014. Net charge-offs as a percentage of average finance receivables were 6.5% for the three months ended January 31, 2015 compared to 6.7% for the prior year quarter. The decrease resulted from a slightly lower frequency of losses and a lower severity of losses. The lower severity of losses resulted from a combination of accounts being a little older at time of loss and improved collections. The Company has implemented several operational initiatives (including credit reporting and installing GPS technology on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions are expected to continue to put pressure on our customers and the resulting collections of our finance receivables. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense for the three months ended January 31, 2015 as a percentage of sales remained constant at 0.7% for the three months ended January 31, 2015 compared to the same period in prior year.  Average borrowings during the three months ended January 31, 2015 were $110.2 million consistent with the prior year quarter.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2015	Nine Months Ended
	January 31,		vs.	January 31,
	2015	2014	2014	2015	2014
Revenues:
Sales	$349,300	$325,314	7.4%	100.0%	100.0%
Interest income	43,410	41,249	5.2	12.4	12.7
Total	392,710	366,563	7.1	112.4	112.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	200,299	187,537	6.8	57.3	57.6
Selling, general and administrative	62,615	59,045	6.0	17.9	18.2
Provision for credit losses	89,453	91,602	(2.3)	25.6	28.2
Interest expense	2,183	2,291	(4.7)	0.6	0.7
Depreciation and amortization	2,782	2,407	15.6	0.8	0.7
Loss on Disposal of Property and Equipment	20	76	(73.7)	-	-
Total	357,352	342,958	4.2	102.3	105.4

Pretax income	$35,358	$23,605		10.1%	7.3%

Operating Data:
Retail units sold	35,061	31,986
Average stores in operation	136	127
Average units sold per store per month	28.6	28.0
Average retail sales price	$9,571	$9,762
Same store revenue change	1.7%	1.8%

Period End Data:
Stores open	138	130
Accounts over 30 days past due	5.2%	5.8%

Nine Months Ended January 31, 2015 vs. Nine Months Ended January 31, 2014

Revenues increased by $26.1 million, or 7.1%, for the nine months ended January 31, 2015 as compared to the same period in the prior fiscal year. The increase was principally the result of (i) revenue growth from stores that operated a full nine months in both periods ($6.1 million), (ii) revenue growth from stores opened during the nine months ended January 31, 2014 ($6.0 million), and (iii) revenue from stores opened after January 31, 2014 ($14.0 million).

Cost of sales as a percentage of sales decreased 0.3% to 57.3% for the nine months ended January 31, 2015 from 57.6% in the same period of the prior fiscal year. The decrease from the prior year period relates to benefits from selling lower priced vehicles, which carry a higher gross profit percentage, lower relative wholesale values and lower repair costs. The average retail sales price decreased 2.0% to $9,571 for the nine months ended January 31, 2015 compared to $9,762 for the nine months ended January 31, 2014. The Company will continue to focus efforts on holding down purchase costs (and the related selling price) and expects to see gross margin percentages generally in the 42% range over the near term. Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expense as a percentage of sales was 17.9% for the nine months ended January 31, 2015, a decrease of 0.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $3.6 million related primarily to higher payroll costs and incremental costs related to new locations and higher marketing and advertising costs as well as the increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales was 25.6% for the nine months ended January 31, 2015 compared to 28.2% (25.8% excluding the effect of the $7.7 million increase in the allowance for credit losses) in the same period of the prior fiscal year. Net charge-offs as a percentage of average finance receivables were 19.9% for the nine months ended January 31, 2015 compared to 19.8% for the prior year quarter. Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables, although the lower gas prices during the second and third quarters of fiscal 2015 provided some relief for our customers. The Company has implemented several operational initiatives (including credit reporting and installing GPS technology on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinate of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales decreased slightly to 0.6% for the nine months ended January 31, 2015 compared to 0.7% for the same period of the prior fiscal year. The overall dollar decrease in interest expense was attributable to lower average borrowings during the nine months ended January 31, 2015 as compared to the same period in the prior fiscal year ($103.0 million compared to $104.0 million).

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2015	April 30, 2014
Assets:
Finance receivables, net	$329,803	$293,299
Inventory	38,248	30,115
Property and equipment, net	33,896	33,913

Liabilities:
Accounts payable and accrued liabilities	25,037	19,366
Deferred revenue	24,770	17,467
Income taxes payable, net	1,649	782
Deferred tax liabilities, net	19,058	15,244
Debt facilities	112,560	97,032

Historically, finance receivables tended to grow slightly faster than revenue.  This has been due, in large part, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years. The weighted average term for installment sales contracts at January 31, 2015 increased slightly as compared to January 31, 2014 (29.7 months vs. 29.5 months).  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices over recent years. However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its installment contracts which include increases to the overall length of contract terms, mitigated somewhat due to declines in the average retail sales price in fiscal 2015. Revenue growth results from same store revenue growth and the addition of new dealerships.  The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

During the first nine months of fiscal 2015, inventory increased 27.0% ($8.1 million) as compared to inventory at April 30, 2014. The increase in inventory was made in preparation of the fourth quarter income tax time sales effort. The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, remained relatively constant at January 31, 2015 as compared to property and equipment, net, at April 30, 2014. The Company incurred $2.8 million of expenditures related to new dealerships as well as to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased $5.7 million during the first nine months of fiscal 2015 as compared to accounts payable and accrued liabilities at April 30, 2014 related primarily to higher inventory levels and higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred revenue increased $7.3 million at January 31, 2015 as compared to April 30, 2014 due to increased sales of the payment protection plan product and service contracts and the longer term on the new service contracts.

Income taxes payable, net, increased $867,000 at January 31, 2015 as compared to April 30, 2014 primarily due to the timing of quarterly tax payments and the refund of the majority of the receivable existing at April 30, 2014.

Deferred income tax liabilities, net, increased $3.8 million at January 31, 2015 as compared to April 30, 2014 due primarily to the increase in finance receivables and the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2015, the Company funded finance receivables growth of $45.7 million and an $8.1 million increase in inventory, capital expenditures of $2.8 million and common stock repurchases of $13.6 million with a $15.5 million increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2015	2014
Operating activities:
Net income	$22,240	$14,816
Provision for credit losses	89,453	91,602
Losses on claims for payment protection plan	7,840	6,745
Depreciation and amortization	2,782	2,407
Stock based compensation	605	1,147
Finance receivable originations	(334,769)	(308,330)
Finance receivable collections	168,784	155,481
Inventory	24,055	31,427
Accounts payable and accrued liabilities	6,756	912
Deferred payment protection plan revenue	1,955	754
Deferred service contract revenue	5,348	1,089
Income taxes, net	1,824	3,028
Deferred income taxes	3,814	(1,817)
Accrued interest on finance receivables	67	(136)
Other	(1,508)	(749)
Total	(754)	(1,624)

Investing activities:
Purchase of property and equipment	(2,805)	(5,541)
Proceeds from sale of property and equipment	20	2
Total	(2,785)	(5,539)

Financing activities:
Debt facilities, net	15,528	14,776
Change in cash overdrafts	(1,085)	149
Purchase of common stock	(13,628)	(8,739)
Dividend payments	(30)	(30)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	4,029	991
Total	4,814	7,147
Increase (decrease) in Cash	$1,275	$(16)

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

Cash flows from operations for the nine months ended January 31, 2015 compared to the same period in the prior fiscal year were negatively impacted by (i) an increase in finance receivables, (ii) an increase in inventory, (iii) lower non-cash charge for credit losses, partially offset by (iv) an increase in deferred service contract revenue and deferred income taxes and (v) an increase in accounts payable and accrued liabilities. Finance receivables, net, increased by $36.5 million from April 30, 2014 to January 31, 2015.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008. While sales levels for new vehicles have risen steadily since the trough in 2009, and new vehicle sales in 2013 were near pre-recession levels, such sales have continued to remain below pre-recession levels. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with the depressed levels of new vehicle sales, had negatively impacted the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels since 2009.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2015, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2015, the Company had $1.6 million of cash on hand and an additional $33.2 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities and/or fixed interest term loans.  The Company’s revolving credit facilities mature in October 2017, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company has a standby letter of credit relating to an insurance policy totaling $600,000 at January 31, 2015.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2015.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover estimated losses in the collection of its finance receivables.  At January 31, 2015, the weighted average total contract term was 29.7 months with 21.2 months remaining. The reserve amount in the allowance for credit losses at January 31, 2015, $95.3 million, was 23.8% of the principal balance in finance receivables of $425.1 million, less unearned payment protection plan revenue of $15.2 million and unearned service contract revenue of $9.6 million.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables net of deferred revenue, in the allowance for credit losses would equate to an approximate pre-tax change of $4.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk on its financial instruments from changes in interest rates.  In particular, the Company has exposure to changes in the prime interest rate of its lender.  The Company does not use financial instruments for trading purposes. The Company has in the past entered into an interest rate swap agreement to manage interest rate risk; however, as of January 31, 2015, the Company has no interest rate swap agreement in effect.

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $112.6 million outstanding at January 31, 2015. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 11% to 19%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%. Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010. On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent. Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court. In June 2011, the Arkansas Supreme Court upheld the amendment. In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates. At January 31, 2015, approximately 33% of the Company’s finance receivables were originated in Arkansas.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Additionally, the Company anticipates that it could be subject to new regulations in connection with federal laws enacted by the United States Congress to establish the CFPB with potentially broad regulatory powers over consumer credit products and services such as those offered by the Company. The CFPB can exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. On October 8, 2014, the CFPB published a proposed rule defining larger participants of the automobile financing market for purposes of routine examination and supervision. If adopted in its present form, it is possible that the Company’s finance subsidiary, Colonial, may be deemed a “larger participant” and therefore subject to examination and supervision by the CFPB. The notice and comment period for the proposed rule ended on December 8, 2014, and a final rule is expected to be issued in the near term. The impact, if any, to the Company’s business and operations of this proposed rule, if adopted, and any future regulations which may be proposed or adopted by the CFPB remains uncertain. However, CFPB supervision and regulation may increase the Company’s compliance costs, require changes to its business practices, affect its competitiveness, impair its profitability, harm its reputation or otherwise adversely affect its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program amended and approved by the Board of Directors on November 19, 2014. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2014 through November 30, 2014	-	$0.00	-	1,000,000
December 1, 2014 through December 31, 2014	51,467	$49.56	51,467	948,533
January 1, 2015 through January 31, 2015	15,000	$53.38	15,000	933,533
Total	66,467	$50.43	66,467	933,533

(1)	The above described stock repurchase program has no expiration date.

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

Dated: March 3, 2015

