Form 10-K
period 2015-04-30
AMERICAS CARMART INC
filed 2015-06-12
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
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
☐ Large accelerated filer          Accelerated filer    ☒
☐    Non-accelerated filer            Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2014 was $394,127,686 (8,571,720 shares), based on the closing price of the registrant’s common stock of $45.98.
There were 8,513,473 shares of the registrant’s common stock outstanding as of June 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee” and other similar words or phrases.  Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same dealership revenue growth;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	gross margin percentages;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	seasonality;
•	security breaches, cyber-attacks, or fraudulent activity;
•	compliance with tax regulations;
•	the Company’s business and growth strategies;
•	financing the majority of growth from profits; and
•	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties.  As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements.  Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments; and
•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1.  Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the “Company” include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2015, the Company operated 141 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 30 years.  This business strategy focuses on:

Collecting Customer Accounts.  Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis.  The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards.  Substantially all associate incentive compensation is tied directly or indirectly to collection results.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 20.8% in fiscal 2011 to a high of 27.4% in fiscal 2014 (average of 23.6%).  The fiscal 2014 annual credit losses as a percentage of sales was 25.7% excluding the effect of the increase in the allowance for credit losses made in the third quarter of fiscal 2014.  Fiscal 2015 credit losses as a percentage of sales was 25.5%.  The Company believes that it can continue to be successful provided it maintains its credit losses within its historical credit loss range.  See Item 1A. Risk Factors for further discussion.

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

Expanding Through Controlled Organic Growth.  The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships.  The Company will continue to view organic growth as its primary source for growth.   The Company has made significant infrastructure investments during the last five years in order to improve performance of existing dealerships and to grow its dealership count.  These improvements have resulted in favorable operating results in recent years and have allowed the Company to successfully grow dealership count. The Company ended fiscal 2015 with 141 locations, a net increase of seven locations over the prior year-end, and intends to add new dealerships selectively in what it considers to be good, solid communities with a targeted number of ten dealership openings for fiscal 2016, subject to favorable operating performance.  These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation.  The Company will continue to focus on selling basic and affordable transportation to its customers.  The Company’s average retail sales price was $9,680 per unit in fiscal 2015.  By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 30.2 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience.  It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. However, the Company has recently focused, to a larger extent, on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the Company’s unique culture developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology, Legal, Compliance and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success, as well as the challenging macro-economic environment, has positively affected recruitment of outside talent in recent years, and the Company currently expects this to continue.

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

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors.  These business strengths include:

Experienced and Motivated Management.  The Company’s executive operating officers have significant experience in the industry and an average tenure of over 15 years.  Several of Car-Mart’s dealership managers have been with the Company for more than 10 years.  Each dealership manager is compensated, at least in part, based upon the net income of his or her dealership.  A significant portion of the compensation of senior management is incentive based and tied to operating profits.

Proven Business Practices.  The Company’s operations are highly structured.  While dealerships are operated on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a dealership’s operations.  Detailed online operating manuals are available to assist the dealership manager and office, sales and collections personnel in performing their daily tasks.  As a result, each dealership is operated in a uniform manner.  Further, corporate office personnel monitor the dealerships’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

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

Well-Capitalized / Limited External Capital Required for Growth.  As of April 30, 2015, the Company’s debt to equity ratio (Revolving credit facilities divided by Total equity on the Consolidated Balance Sheet) was 0.45 to 1.0, which the Company believes is lower than many of its competitors.  Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations.  Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

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

Dealership Organization.  Dealerships are operated on a decentralized basis.  Each dealership is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates.  Dealerships also maintain their own records and make daily deposits.  Dealership-level financial statements are prepared by the corporate office on a monthly basis.  Depending on the number of active customer accounts, a dealership may have as few as three or as many as 28 full-time associates employed at that location.  Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and dealership attendants.  Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.  The Company has both regular and satellite dealerships.  Satellite dealerships are similar to regular dealerships, except that they tend to be smaller and sell fewer vehicles and their financial performance is not captured in a stand-alone financial statement but instead is included in the financial results of the sponsoring regular dealership.

Dealership Locations and Facilities. Below is a summary of dealerships opened during the fiscal years ended April 30, 2015, 2014 and 2013:

	Years Ended April 30,
	2015	2014	2013
Dealerships at beginning of year	134	124	114
New dealerships opened/acquired	7	10	10
Dealerships closed	-	-	-

Dealerships at end of year	141	134	124

Below is a summary of dealership locations by state as of April 30, 2015, 2014 and 2013:

	As of April 30,
Dealerships by State	2015	2014	2013
Arkansas	38	38	38
Oklahoma	26	24	21
Missouri	18	18	17
Alabama	15	14	13
Texas	14	14	14
Kentucky	12	11	10
Tennessee	6	5	5
Georgia	6	4	1
Mississippi	5	5	4
Indiana	1	1	1

Total	141	134	124

Dealerships are typically located in smaller communities.  As of April 30, 2015, approximately 75% of the Company’s dealerships were located in cities with populations of less than 50,000.  Dealerships are located on leased or owned property between one and three acres in size.  When opening a new dealership, the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops.  Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing.  The Company purchases vehicles primarily from wholesalers, new car dealers, individuals and auctions.  The majority of vehicle purchasing is performed by the Company’s buyers, although dealership managers are authorized to purchase vehicles as needed.  A buyer will purchase vehicles for one to four dealerships depending on the size of the dealerships.  Buyers report to the dealership manager, or managers, for whom they make purchases, and to a regional purchasing director.  The regional purchasing directors report to the Director of Purchasing. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

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

Underwriting and Finance.  The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships.  The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers.  The Company’s installment sales contracts typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 18 months to 42 months (average of 30.2 months), and annual interest charges ranging from 14% to 15% (weighted average of 14.9% at April 30, 2015). The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis to coincide with the day the customer is paid by his or her employer.  Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses.  Certain information is then verified by Company personnel.  After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction.  In general, the dealership manager attempts to assess the stability and character of the applicant.  The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system used for monitoring and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections.  All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level.  A majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options.  Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers.  Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due.   The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures.  In addition, the Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company also has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due 15 or more days past due and 30 or more days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles.  Accounts two days late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract.  At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of time, concessions are not granted to customers at the time of modification. Modifications are minor and are made for pay day changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis primarily through physical or online auctions.

New Dealership Openings.  Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities.  New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company currently intends to add new dealerships selectively in what it considers to be good, solid communities with a targeted number of openings of eight dealerships for fiscal 2016, subject to favorable operating performance.

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

Monthly sales levels at new dealerships are typically substantially less than sales levels at mature dealerships.  Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitate sales growth.  Historically, sales growth at new dealerships could exceed 10% per year for a number of years, whereas mature dealerships typically experience annual sales growth but at a lower percentage than new dealerships. Due to continual operational initiatives the Company is able to support higher sales levels, and recently, the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new dealership openings have improved.

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

Corporate Office Oversight and Management.  The corporate office, based in Bentonville, Arkansas, consists of area operations managers, regional vice presidents, regional purchasing directors, a purchasing director, a sales director, a director of collection services, a support operations officer, a director of audit and compliance and compliance auditors, a director of human resources, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management.  The corporate office monitors and oversees dealership operations.  The corporate office receives operating and financial information and reports on each dealership on a daily, weekly and monthly basis.  This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables agings and sales and account loss data.  The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and a payment protection plan, and (vi) customer service.  Management believes that its dealerships are competitive in each of these areas.

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in each of the last three fiscal years and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Additionally, the Company will soon become subject to new regulations issued by the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory powers over consumer credit products and services such as those offered by the Company. The CFPB, as established by federal laws enacted by the United States Congress, can exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. On June 10, 2015, the CFPB published a final rule defining larger participants of the automobile financing market for purposes of routine examination and supervision. Under this final rule, the Company’s finance subsidiary, Colonial, will be deemed a “larger participant” and therefore subject to examination and supervision by the CFPB.  The final rule will take effect 60 days after it is published in the Federal Register. The impact, if any, to the Company’s business and operations of this new rule and any future regulations which may be proposed or adopted by the CFPB remains uncertain.  However, CFPB supervision and regulation may increase the Company’s compliance costs, require changes to its business practices, affect its competitiveness, impair its profitability or otherwise adversely affect its business.

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

Employees

As of April 30, 2015, the Company, including its consolidated subsidiaries, employed approximately 1,360 full time associates.  None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2015:

Name	Age	Position with the Company

William H. Henderson	51	President, Chief Executive Officer and Director

Jeffrey A. Williams	52	Chief Financial Officer, Vice President Finance, Secretary and Director

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions.  There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs.  Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base.  The Company could have to absorb cost increases. The overall new car sales volumes in the United States during the economic recession of 2008 decreased dramatically from peak sales years.  While sales levels for new vehicles have risen steadily since 2009 and 2013 and 2014 new vehicle sales were near pre-recession levels, the reduced new car sales have had and could continue to have a significant negative effect on the supply of vehicles available to the Company in future periods.

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

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices.  Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease and desist order.  As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs of complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales and finance activities in the sale of motor vehicles.

Additionally, the Company will soon become subject to new regulations issued by the CFPB, which has broad regulatory powers over consumer credit products and services such as those offered by the Company. The CFPB, as established by federal laws enacted by the United States Congress, can exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. The CFPB’s powers include supervisory authority over certain providers of consumer financial products and services; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; the authority to impose recordkeeping obligations; and the authority to enforce various federal laws related to consumer finance. On June 10, 2015, the CFPB published a final rule defining larger participants of the automobile financing market for purposes of routine examination and supervision. Under the final rule, the Company’s finance subsidiary, Colonial, will be deemed a “larger participant” and therefore subject to examination and supervision by the CFPB.  The final rule will take effect 60 days after it is published in the Federal Register. The impact, if any, to the Company’s business and operations of this new rule and any future regulations which may be proposed or adopted by the CFPB remains uncertain.  However, CFPB supervision and regulation may increase the Company’s compliance costs, require changes to its business practices, affect its competitiveness, impair its profitability or otherwise adversely affect its business.

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

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general.  Recent and future disruptions in domestic and global economic and market conditions could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company.  Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.  The Company is unable to predict with certainty the future impact of the most recent global economic conditions on consumer demand in our markets or on the Company’s costs.

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the ten states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles.  These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 32% of revenues resulting from sales to Arkansas customers.  The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.  Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

•
Availability and cost of vehicles.  The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships.  The overall new car sales volumes in the United States have decreased dramatically from peak sales years.  While sales levels for new vehicles have risen steadily since 2009 and the two most recent years’ new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels.  New vehicle sales volumes continue to improve in 2015 but are still below pre-recession levels.  This could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods.  This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters and the Company expects this trend to continue in future periods.  However, a shift in the timing of actual tax refund dollars in the Company’s markets shifted sales and collections from the third to the fourth quarter in fiscal years 2013, 2014 and 2015 and is expected to have a similar effect in future years. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of April 30, 2015, the Company leased approximately 85% of its facilities, including dealerships and the Company’s corporate offices.  These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas.  The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas.  For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low

First quarter	$41.43	$35.29	$49.21	$41.36
Second quarter	46.74	36.14	47.52	39.79
Third quarter	55.64	43.50	47.93	38.38
Fourth quarter	57.55	41.80	40.00	34.56

As of June 11, 2015, there were approximately 864 shareholders of record.  This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Stock Incentive Plan and the 2007 Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees.  These plans have been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by the stockholders	981,750	$24.05	456,027

Equity compensation plans
not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2010 and ending on April 30, 2015.  The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2010.

The dollar value at April 30, 2015 of $100 invested in the Company’s common stock on April 30, 2010 was $202.68, compared to $291.27 for the Automobile Index described above and $216.80 for the NASDAQ Market Index (U.S. Companies).

Dividend Policy

Since its inception, the Company has paid no cash dividends on its common stock.  The Company currently intends for the foreseeable future to continue its policy of retaining earnings to finance future growth.  Payment of cash dividends in the future will be determined by the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant.  The Company is also limited in its ability to pay dividends or make other distributions to its shareholders without the consent of its lender.  Please see “Liquidity and Capital Resources” under Item 7 of Part II for more information regarding this limitation.

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on November 19, 2014. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2015 through February 28, 2015	12,000	$52.88	12,000	921,533
March 1, 2015 through March 31, 2015	31,800	$53.26	31,800	889,733
April 1, 2015 through April 30, 2015 (2)	77,225	$52.62	67,700	822,033
Total	121,025	$52.81	111,500	822,033

(1)  The above described stock repurchase program has no expiration date.
(2) 9,525 of the shares purchased during April 2015 were originally granted to employees as restricted stock pursuant to the Company’s Stock Incentive Plan.  Pursuant to the Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock.  These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6.  Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended April 30,
	(In thousands, except per share amounts)
	2015	2014	2013	2012	2011

Revenues	$530,321	$489,187	$464,676	$430,177	$379,251

Net income attributable to common
stockholders	$29,450	$21,089	$32,125	$32,947	$28,175
Diluted earnings per share from
continuing operations	$3.25	$2.25	$3.36	$3.24	$2.54

	April 30,
	(In thousands)
	2015	2014	2013	2012	2011

Total assets	$400,361	$363,297	$358,265	$310,940	$276,409
Total debt	$102,685	$97,032	$99,563	$77,900	$47,539
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$229,132	$213,006	$202,268	$184,473	$187,011
Shares outstanding	8,529	8,736	9,023	9,378	10,497

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.”  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2015, the Company operated 141 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981.  Car-Mart has grown its revenues between approximately 3% and 14% per year over the last ten years (average 10%).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 8.4% for the fiscal year ended April 30, 2015 compared to fiscal 2014 primarily due to a 9.9% increase in retail units sold and a 5.6% increase in interest income.

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

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers, potential targets for competition.  Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which can have a negative effect on collection percentages, liquidity and credit losses.  Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives is attracting excess capital into the sub-prime automobile market and increasing competition.  In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and the “local” face to face offering to the market in an effort to help customers succeed.  The Company has also focused additional attention on selling lower priced vehicles to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts especially when competition on the lending side is elevated as has been the case recently.

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

The Company’s primary focus is on collections.  Each dealership is responsible for its own collections with supervisory involvement of the corporate office.  Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.8% in fiscal 2011 to 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in in the third quarter of fiscal 2014)  (average of 23.6%).  The Company’s credit losses for fiscal 2011 and fiscal 2012 were 20.8% and 21.1% of sales, respectively, which were within the range of credit losses that the Company targeted annually.  Credit losses as a percentage of sales in fiscal 2013, however, increased to 23.1%, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base.  These competitive pressures intensified in fiscal 2014 and, along with a continued challenging macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014 through lower finance receivables collections and higher charge-offs, coupled with the effect of lower wholesale sales.  Credit losses as a percentage of sales for fiscal 2015 were 25.5%, as competitive pressures remained elevated and the increased number of newer dealerships weighed on credit loss results.

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio.  The allowance for credit losses historically remained at 22.0% of finance receivables from October 2006 until April 30, 2012, when management reduced the allowance to 21.5% of finance receivables based on the Company’s then recent credit loss experience.  However, as a result of the increased credit losses during fiscal 2013 and with the expectation that charge-offs would remain elevated, management increased the allowance for credit losses to 23.5% of the finance receivables principal balance, net of deferred payment protection plan revenue, at January 31, 2014.  The allowance for credit losses at April 30, 2015 was 23.8% of finance receivables, net of deferred payment protection plan revenue and deferred service contract revenue.    The calculation of the allowance for credit losses did not previously include a reduction for the deferred service contract revenue.  This change did not have a material impact on net income or earnings per share and was not significant to any prior period.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers.  Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.  However, the Company does believe that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent years, a negative impact on collections.  Additionally, increased competition for used vehicle financing can have, and management believes it is currently having, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company has implemented credit reporting and has begun installing global positioning system (“GPS”) units on vehicles.  Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements.  The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.  Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 43%. Gross margin as a percentage of sales for fiscal 2015 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins.  The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan.  Gross margins as a percentage of sales for fiscal 2015 remained relatively flat compared to fiscal 2014.  The Company expects that its gross margin percentage will not change significantly in the near term from the current level (42% range).

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

Consolidated Operations
(Operating Statement Dollars in Thousands)

				% Change
				2015	2014
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2015	2014	2013	2014	2013	2015	2014	2013
Operating Statement:
Revenues:
Sales	$472,569	$434,504	$415,740	8.8%	4.5%	100.0%	100.0%	100.0%
Interest and other income	57,752	54,683	48,936	5.6	11.7	12.2	12.6	11.8
Total	530,321	489,187	464,676	8.4	5.3	112.2	112.6	111.8

Costs and expenses:
Cost of sales, excluding depreciation
shown below	272,446	251,319	238,984	8.4%	5.2%	57.7	57.8	57.5
Selling, general and administrative	83,802	78,591	73,180	6.6	7.4	17.7	18.1	17.6
Provision for credit losses	120,289	119,247	96,035	0.9	24.2	25.5	27.4	23.1
Interest expense	2,903	2,997	2,937	(3.1)	2.0	0.6	0.7	0.7
Depreciation and amortization	3,830	3,285	2,826	16.6	16.2	0.8	0.8	0.7
Loss on disposal of property and
equipment	17	76	58	(77.6)	31.0	-	-	-
Total	483,287	455,515	414,020	6.1	10.0	102.3	104.8	99.6

Income before income taxes	$47,034	$33,672	$50,656	39.7	(33.5)	10.0%	7.7%	12.2%

Operating Data (Unaudited):
Retail units sold	46,760	42,551	40,737	9.9%	4.5%
Average dealerships in operation	137	128	118	7.0	8.5
Average units sold per dealership	341	332	345	2.7	(3.7)
Average retail sales price	$9,680	$9,768	$9,721	(0.9)	0.5

Same store revenue growth	2.9%	(0.8)%	3.3%
Receivables average yield	14.2%	14.2%	14.3%

2015 Compared to 2014

Total revenues increased $41.1 million, or 8.4%, in fiscal 2015, as compared to revenue growth of 5.3% in fiscal 2014, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($13.7 million), (ii) revenue growth from dealerships opened during the fiscal year ended April 30, 2014 ($20.4 million), and (iii) revenue from dealerships opened after April 30, 2014 ($7.0 million).  The increase in revenue for fiscal 2015 is attributable to (i) a 9.9% increase in retail unit volumes, and (ii) a 5.6% increase in interest and other income.

Cost of sales, as a percentage of sales, remained flat at 57.7% in fiscal 2015 from 57.8% in fiscal 2014. The average retail sales price for fiscal 2015 was $9,680, an $88 decrease over the prior fiscal year.  The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high.  This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and by the overall decrease in new car sales during the recession when compared to pre-recession levels.  Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company.  However, recent increases in new car sales have had a positive effect on purchase costs.  Average selling prices and top line sales levels in relation to wholesale volumes, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses, as a percentage of sales, decreased 0.4% to 17.7% in fiscal 2015 from 18.1% in fiscal 2014.  Selling, general and administrative expenses are, for the most part, more fixed in nature.  In dollar terms, overall selling, general and administrative expenses increased $5.2 million from fiscal 2014, which consisted primarily of increased payroll costs, incremental costs related to new dealerships and higher infrastructure costs to support our growth, primarily in technology and compliance.

Provision for credit losses as a percentage of sales decreased to 25.5% for fiscal 2015 compared to 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses made in the third quarter) for fiscal 2014.  Net charge-offs as a percentage of average finance receivables were 27.8% for fiscal 2015 compared to 28.2% for the prior year.  The decrease primarily resulted from a lower frequency of losses, partially offset by an increase in the severity of losses.  The higher severity of losses primarily resulted from lower wholesale values at time of repossession.  The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive pressures are expected to continue to put pressure on our customers and the resulting collections of our finance receivables.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from challenging macro-economic and competitive pressure has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2015 as a percentage of sales decreased slightly to 0.6% compared 0.7% for fiscal 2014.  Lower average borrowings during the fiscal year 2015 ($102.2 million compared to $103.0 million in the prior year) were partially offset by higher interest rates on the Company’s variable rate debt.

2014 Compared to 2013

Total revenues increased $24.5 million, or 5.3%, in fiscal 2014, as compared to revenue growth of 8.0% in fiscal 2013, principally as a result of  (i) revenue growth from dealerships opened during the fiscal year ended April 30, 2013 ($17.8 million) and (ii) revenue from dealerships opened after April 30, 2013 ($10.1 million), offset by (iii) a revenue decrease from dealerships that operated a full twelve months in both periods ($3.4 million decrease, or 0.8%).  The challenging competitive environment put pressure on the sales volumes especially at the older dealerships.  The increase in revenue for fiscal 2014 is attributable to (i) a 4.5% increase in retail unit volumes together with a 0.5% increase in the average unit sales price, (ii) an 11.7% increase in interest and other income, partially offset by (iii) a 4.2% decrease in wholesale sales.

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

Provision for credit losses as a percentage of sales increased to 27.4% (25.7% excluding the effect of the increase in the allowance for credit losses made in the third quarter) for fiscal 2014 compared to 23.1% for fiscal 2013.  The increase as a percentage of sales was partially the result of the lower collections as a percentage of average finance receivables, as well as higher charge-offs and lower wholesale sales levels.  Net charge-offs as a percentage of average finance receivables were 28.2% for fiscal 2014 compared to 25.2% for the prior year.  The increase primarily resulted from the frequency of losses largely due to competitive pressures, although the severity of losses increased slightly as well.  The Company began implementing several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices. However, the extended macro-economic challenges and competitive pressures continued to put pressure on our customers and the resulting collections of our finance receivables.  As a result, management increased the allowance for credit losses to 23.5% from 21.5% in the third quarter of fiscal 2014.  This increase to the allowance for credit losses resulted in a $7.7 million ($4.9 million after tax effect) charge to the provision for credit losses in fiscal 2014.  The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from challenging macro-economic and competitive pressure has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2014 as a percentage of sales remained constant at 0.7% compared to fiscal 2013.  Higher average borrowings during the fiscal year 2014 ($103.0 million compared to $93.3 million in the prior year) were partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2015, 2014 and 2013 (in thousands):

	April 30,
	2015	2014	2013
Assets:
Finance receivables, net	$324,144	$293,299	$288,049
Inventory	34,267	30,115	32,827
Property and equipment, net	33,963	33,913	30,181

Liabilities:
Accounts payable and accrued liabilities	23,730	19,366	21,493
Deferred revenue	25,236	17,467	16,374
Income taxes payable (receivable), net	(645)	782	(2,390)
Deferred income tax liabilities, net	19,178	15,244	18,167
Revolving credit facilities	102,685	97,032	99,563

Historically, finance receivables has tended to grow slightly faster than revenue.  This has been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years. The following table shows receivables growth compared to revenue growth.  The average term for installment sales contracts at April 30, 2015 was 30.2 months compared to 29.8 months at April 30, 2014.  Benefits related to software and operational changes made in an effort to shorten relative terms by maximizing up-front equity and scheduling payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices.  However, in response to current competitive and economic conditions, the Company has made and is continuing to make some structural changes to its customer contracts which include increases to the overall length of contract terms, mitigated somewhat due to declines in the average retail sales price in fiscal 2015.  Revenue growth results from same store revenue growth and the addition of new dealerships.  The decreased sales in the fourth quarter of fiscal 2014 compared to the prior year fourth quarter and the increase in the allowance for credit losses made in the third quarter of fiscal 2014 contributed to a lower growth in finance receivables, net, compared to revenue growth.  The lower fourth quarter sales resulted to a large extent from efforts to improve more current deal structures in light of recent higher charge-off levels.  The Company currently anticipates going forward that the growth in finance receivables will be slightly higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures.

	Years Ended April 30,
	2015	2014	2013

Growth in finance receivables, net of deferred
revenue	8.4%	4.3%	14.5%
Revenue growth	8.4%	5.3%	8.0%

In fiscal 2015, inventory increased 13.8% ($4.2 million) as compared to revenue growth of 8.4%.  The increase resulted primarily from the increase in the number of dealerships and efforts to offer a broad selection of vehicles for our customers.  The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased slightly by $50,000 in fiscal 2015 as compared to fiscal 2014.  The Company incurred $4.0 million in expenditures related to new dealerships as well as to refurbish and expand a number of existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased $4.4 million at April 30, 2015 as compared to April 30, 2014 due primarily to increased payables related to increased inventory levels as well as the amount and timing of cash overdrafts and accrued employee compensation.

Income taxes receivable, net, decreased $1.4 million at April 30, 2015 compared to April 30, 2014 primarily due to the timing of income tax payments.

Deferred revenue increased $7.8 million in fiscal 2015 over fiscal 2014, primarily resulting from the increased sales of the payment protection plan and service contract products and the increase in the term of the service contract product.

Deferred income tax liabilities, net, increased $3.9 million at April 30, 2015 as compared to April 30, 2014 primarily due to increased finance receivables and by deferred income tax asset decreases related to share based compensation and deferred payment protection plan revenue; partially offset by the decrease in the deferred tax liability related to the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2015 the Company had a $5.7 million net increase in total debt used to contribute to the funding of finance receivables growth of $38 million, increase in inventory of $4.2 million, net capital expenditures of $4.0 million and common stock repurchases of $20.0 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,

	2015	2014	2013
Operating activities:
Net income	$29,490	$21,129	$32,165
Provision for credit losses	120,289	119,247	96,035
Losses on claims for payment protection plan	10,588	9,586	7,544
Depreciation and amortization	3,830	3,285	2,826
Amortization of debt issuance costs	188	209	209
Stock based compensation	780	1,391	1,852
Deferred income taxes	3,934	(2,923)	1,446
Finance receivable originations	(445,405)	(404,918)	(387,895)
Finance receivable collections	238,845	223,538	207,713
Accrued interest on finance receivables	(172)	(46)	(356)
Inventory	40,686	50,009	34,072
Accounts payable and accrued liabilities	3,862	(1,675)	2,419
Deferred payment protection plan revenue	2,419	323	2,165
Deferred service contract revenue	5,350	770	428
Income taxes, net	200	3,313	(756)
Other	(2,497)	(1,363)	(1,203)
Total	12,387	21,875	(1,336)

Investing activities:
Purchase of property and equipment	(4,009)	(7,095)	(5,726)
Proceeds from sale of property and equipment	112	2	208
Total	(3,897)	(7,093)	(5,518)

Financing activities:
Debt facilities, net	5,653	(2,531)	21,663
Change in cash overdrafts	502	(452)	1,409
Purchase of common stock	(20,020)	(12,754)	(17,305)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including
tax benefits and issuance of common stock	5,916	1,012	1,123
Total	(7,989)	(14,765)	6,850

Increase (decrease) in cash	$501	$17	$(4)

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

Cash flows from operations in fiscal 2015 compared to fiscal 2014 were positively impacted by (i) higher net income, (ii) an increase in deferred income taxes, (iii) a higher accounts payable and accrued liabilities, (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, partially offset by (v) an increase in finance receivables, net and (vi) an increase in inventory.  Finance receivables, net, increased by $30.8 million during fiscal 2015.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008.  While sales levels for new vehicles have risen steadily since 2009 and the two most recent years’ new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels.  New vehicle sales volumes continue to improve in 2015 but are still below pre-recession levels.  In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices.  These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase.  This increased demand, coupled with the depressed levels of new vehicle sales, negatively impacted the used vehicle supply available to the Company.  Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels since 2009.

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

The Company believes that the amount of credit available for the sub-prime auto industry increased in recent quarters and while the increases appears to have leveled off in recent months, management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels and that this will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company anticipates that credit losses in the near term will be higher than historical ranges due to significant continued macro-economic challenges for the Company’s customers as well as increased competitive pressures.  Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located.  As of April 30, 2015, the Company leased approximately 85% of its dealership properties.  The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders.  The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.  Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At April 30, 2015, the Company had $790,000 of cash on hand and approximately $38.9 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans.  The Company’s revolving credit facilities mature in October 2017 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature.  Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $4.8 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2015, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$102,685	$-	$102,685	$-	$-
Operating leases	39,578	5,392	10,359	9,072	14,755

Total	$142,263	$5,392	$113,044	$9,072	$14,755

The above excludes estimated interest payments on the Company’s revolving lines of credit.  The $39.6 million of operating lease commitments includes $14.8 million of non-cancelable lease commitments under the lease terms, and $24.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 85% of its dealership and office facilities.  Generally these leases are for periods of three to five years and usually contain multiple renewal options.  The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital.  The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past.  For the years ended April 30, 2015, 2014 and 2013, rent expense for all operating leases amounted to approximately $5.5 million, $5.2 million and $4.7 million, respectively.

The Company has a standby letter of credit relating to an insurance policy totaling $1,000,000 at April 30, 2015.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2015.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At April 30, 2015, the weighted average total contract term was 30.2 months with 21.8 months remaining. The reserve amount in the allowance for credit losses at April 30, 2015, $93.2 million, was 23.8% of the principal balance in Finance receivables of $417.4 million, less unearned payment protection plan revenue of $15.6 million and unearned service contract revenue of $9.6 million.  Previously the allowance as a percentage of finance receivables principal balance, net of deferred payment protection plan revenue was 23.5%, and did not include a reduction for the deferred service contract revenue.  This change did not have a material impact on net income or earnings per share and was not significant to any prior period.

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

Revenue Recognition.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance.   The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

Debt Issuance Costs.  In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations.  The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest.  The Company had total indebtedness of $102.7 million outstanding at April 30, 2015. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.0 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable.  The Company’s finance receivables generally bear interest at fixed rates ranging from 14% to 15%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.  Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%.  Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law.  Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010.  On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent.  Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court.  In June 2011, the Arkansas Supreme Court upheld the amendment.  In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates.  At April 30, 2015, approximately 34% of the Company’s finance receivables were originated in Arkansas.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2015 and 2014

Consolidated Statements of Operations for the years ended April 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended April 30, 2015, 2014 and 2013

Consolidated Statement of Equity for the years ended April 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in The 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2015 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 12, 2015

Consolidated Balance Sheets
America’s Car-Mart, Inc.
(Dollars in thousands)

	April 30, 2015	April 30, 2014
Assets:
Cash and cash equivalents	$790	$289
Accrued interest on finance receivables	2,002	1,830
Finance receivables, net	324,144	293,299
Inventory	34,267	30,115
Prepaid expenses and other assets	4,195	3,496
Income taxes receivable, net	645	-
Goodwill	355	355
Property and equipment, net	33,963	33,913

Total Assets	$400,361	$363,297

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$11,022	$8,542
Deferred revenue	25,236	17,467
Accrued liabilities	12,708	10,824
Income taxes payable, net	-	782
Deferred income tax liabilities, net	19,178	15,244
Revolving credit facilities	102,685	97,032
Total liabilities	170,829	149,891

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,688,890 and 12,452,809 issued at April 30, 2015 and April 30, 2014, respectively, of which 8,529,223 and 8,735,842 were outstanding at April 30, 2015 and April 30, 2014, respectively	127	125
Additional paid-in capital	62,428	55,734
Retained earnings	293,798	264,348
Less: Treasury stock, at cost, 4,159,667 and 3,716,967 shares at April 30, 2015 and April 30, 2014, respectively	(127,321)	(107,301)
Total stockholders' equity	229,032	212,906
Non-controlling interest	100	100
Total equity	229,132	213,006

Total Liabilities, mezzanine equity and equity	$400,361	$363,297

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
America’s Car-Mart, Inc.
(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2015	2014	2013
Revenues:
Sales	$472,569	$434,504	$415,740
Interest and other income	57,752	54,683	48,936

Total revenues	530,321	489,187	464,676

Costs and expenses:
Cost of sales, excluding depreciation	272,446	251,319	238,984
Selling, general and administrative	83,802	78,591	73,180
Provision for credit losses	120,289	119,247	96,035
Interest expense	2,903	2,997	2,937
Depreciation and amortization	3,830	3,285	2,826
Loss on disposal of property and equipment	17	76	58
Total costs and expenses	483,287	455,515	414,020

Income before income taxes	47,034	33,672	50,656

Provision for income taxes	17,544	12,543	18,491

Net income	$29,490	$21,129	$32,165

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$29,450	$21,089	$32,125

Earnings per share:
Basic	$3.42	$2.36	$3.53
Diluted	$3.25	$2.25	$3.36

Weighted average number of shares outstanding:
Basic	8,617,864	8,930,592	9,111,851
Diluted	9,048,957	9,391,667	9,569,702

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
America’s Car-Mart, Inc.
(In thousands)

	Years Ended April 30,
Operating activities:	2015	2014	2013
Net income	$29,490	$21,129	$32,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	120,289	119,247	96,035
Losses on claims for payment protection plan	10,588	9,586	7,544
Depreciation and amortization	3,830	3,285	2,826
Amortization of debt issuance costs	188	209	209
Loss on disposal of property and equipment	17	76	58
Stock-based compensation	780	1,391	1,852
Deferred income taxes	3,934	(2,923)	1,446
Change in operating assets and liabilities:
Finance receivable originations	(445,405)	(404,918)	(387,895)
Finance receivable collections	238,845	223,538	207,713
Accrued interest on finance receivables	(172)	(46)	(356)
Inventory	40,686	50,009	34,072
Prepaid expenses and other assets	(887)	(1,298)	(1,071)
Accounts payable and accrued liabilities	3,862	(1,675)	2,419
Deferred payment protection plan revenue	2,419	323	2,165
Deferred service contract revenue	5,350	770	428
Income taxes, net	200	3,313	(756)
Excess tax benefit from stock based compensation	(1,627)	(141)	(190)
Net cash provided by (used in) operating activities	12,387	21,875	(1,336)

Investing Activities:
Purchases of property and equipment	(4,009)	(7,095)	(5,726)
Proceeds from sale of property and equipment	112	2	208
Net cash used in investing activities	(3,897)	(7,093)	(5,518)

Financing Activities:
Exercise of stock options and warrants	4,143	720	790
Excess tax benefits from stock based compensation	1,627	141	190
Issuance of common stock	146	151	143
Purchase of common stock	(20,020)	(12,754)	(17,305)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(256)	(207)	(56)
Change in cash overdrafts	502	(452)	1,409
Proceeds from revolving credit facilities	377,225	329,424	330,238
Payments on revolving credit facilities	(371,316)	(331,748)	(308,519)
Net cash (used in) provided by financing activities	(7,989)	(14,765)	6,850

Increase (decrease) in cash and cash equivalents	501	17	(4)
Cash and cash equivalents, beginning of period	289	272	276

Cash and cash equivalents, end of period	$790	$289	$272

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Equity
America’s Car-Mart, Inc.
(Dollars in thousands)
For the Years Ended April 30, 2015, 2014 and 2013

	Common Stock		Additional Paid-In	Retained	Treasury	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2012	12,371,167	$124	$50,357	$211,134	$(77,242)	$100	$184,473

Issuance of common stock	4,242	-	143	-	-	-	143
Stock options exercised	35,750	-	790	-	-	-	790
Purchase of 398,548 treasury shares	-	-	-	-	(17,305)	-	(17,305)
Tax benefit of stock based compensation	-	-	190	-	-	-	190
Stock based compensation	3,500	-	1,852	-	-	-	1,852
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	32,165	-	-	32,165

Balance at April 30, 2013	12,414,659	$124	$53,332	$243,259	$(94,547)	$100	$202,268

Issuance of common stock	4,150	-	151	-	-	-	151
Stock options exercised	30,500	1	719	-	-	-	720
Purchase of 325,598 treasury shares	-	-	-	-	(12,754)	-	(12,754)
Tax benefit of stock based compensation	-	-	141	-	-	-	141
Stock based compensation	3,500	-	1,391	-	-	-	1,391
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	21,129	-	-	21,129

Balance at April 30, 2014	12,452,809	$125	$55,734	$264,348	$(107,301)	$100	$213,006

Issuance of common stock	3,831	-	146	-	-	-	146
Stock options exercised	212,250	2	4,141	-	-	-	4,143
Purchase of 442,700 treasury shares	-	-	-	-	(20,020)	-	(20,020)
Tax benefit of stock based compensation	-	-	1,627	-	-	-	1,627
Stock based compensation	20,000	-	780	-	-	-	780
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	29,490	-	-	29,490

Balance at April 30, 2015	12,688,890	$127	$62,428	$293,798	$(127,321)	$100	$229,132

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market.  References to the Company typically include the Company’s consolidated subsidiaries.  The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”).  Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”.  The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems.  As of April 30, 2015, the Company operated 141 dealerships located primarily in small cities throughout the South-Central United States.

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

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders.  The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available.  Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically carry interest rates ranging from 14% to 15% using the simple effective interest method including any deferred fees. Contract origination costs are not significant.  The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract.  Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses.  Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.0 million at April 30, 2015 and $1.8 million at April 30, 2014), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when a contractually scheduled payment has not been received by the scheduled payment date.  While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts.  Accounts are delinquent when the customer is one day or more behind on their contractual payments.  At April 30, 2015, 5.8% of the Company’s finance receivables balances were 30 days or more past due compared to 4.4% at April 30, 2014.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles.  Accounts two days late are sent a notice in the mail.  Accounts three days late are contacted by telephone.  Notes from each telephone contact are electronically maintained in the Company’s computer system.  If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.  The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle.  Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms.  The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract.  At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of additional time, concessions are not granted to customers at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons.  For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis.  Other repossessions are performed by Company personnel or third party repossession agents.  Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical or online auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable.  Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle.  For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off.  On average, accounts are approximately 67 days past due at the time of charge-off.  For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

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

An increase to the allowance for credit losses was made in the third quarter of fiscal 2014 which resulted in a $7.7 million charge to the provision for credit losses based on the analysis discussed above and the increased level of charge-offs with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated.  Although the Company saw a decrease in the level of charge-offs as a percentage of average finance receivables for fiscal 2015 compared to fiscal 2014, it is still experiencing elevated credit losses.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at April 30, 2015 or 2014.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired.  The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill.  The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any.  There was no impairment of goodwill during fiscal 2015 or fiscal 2014.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2015 and 2014, respectively.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received.  Revenues from the sale of service contracts are recognized ratably over the expected duration of the product.  Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivables accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2015, 2014 and 2013:

	Years Ended April 30,
(In thousands)	2015	2014	2013

Sales – used autos	$416,060	$385,672	$368,674
Wholesales – third party	19,961	18,886	19,718
Service contract sales	19,758	15,833	14,594
Payment protection plan revenue	16,790	14,113	12,754

Total	$472,569	$434,504	$415,740

At April 30, 2015 and 2014, finance receivables more than 90 days past due were approximately $2.8 million and $1.2 million, respectively. Late fee revenues totaled approximately $2.2 million, $2.2 million and $2.0 million for the fiscal years ended 2015, 2014 and 2013, respectively.  Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs.  Advertising costs amounted to $3.6 million, $4.2 million and $4.1 million for the years ended April 30, 2015, 2014 and 2013, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements.  The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation.  The Company contributed approximately $363,000, $329,000, and $290,000 to the plans for the years ended April 30, 2015, 2014 and 2013, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount.  Amounts for fiscal years 2015, 2014 and 2013 were not material individually and in the aggregate. A total of 200,000 shares were registered and 159,556 remain available for issuance under this plan at April 30, 2015.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.  The Company may issue either new shares or treasury shares upon exercise of these awards.  Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K.

Treasury Stock

The Company purchased 442,700, 325,598, and 398,548 shares of its common stock to be held as treasury stock for a total cost of $20.0 million, $12.8 million and $17.3 million during the years ended April 30, 2015, 2014 and 2013, respectively.  Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Revenue Recognition.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance.   The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

Debt Issuance Costs.  In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2014 to reclassify approximately $4.2 million of deferred service contract revenue from accrued liabilities to deferred service contract revenue.  The reclassifications did not have an impact on net income or earnings per share.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts typically include interest rates ranging from 14% to 15% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months.  The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts.  The level of risks inherent in our financing receivables is managed as one homogeneous pool.  The components of finance receivables as of April 30, 2015 and 2014 are as follows:

(In thousands)	April 30, 2015	April 30, 2014

Gross contract amount	$477,305	$432,327
Less unearned finance charges	(59,937)	(52,995)
Principal balance	417,368	379,332
Less allowance for credit losses	(93,224)	(86,033)

Finance receivables, net	$324,144	$293,299

Changes in the finance receivables, net for the years ended April 30, 2015, 2014 and 2013 are as follows:

	Years Ended April 30,
(In thousands)	2015	2014	2013

Balance at beginning of period	$293,299	$288,049	$251,103
Finance receivable originations	445,405	404,918	387,895
Finance receivable collections	(238,845)	(223,538)	(207,713)
Provision for credit losses	(120,289)	(119,247)	(96,035)
Losses on claims for payment protection plan	(10,588)	(9,586)	(7,544)
Inventory acquired in repossession and payment protection plan claims	(44,838)	(47,297)	(39,657)

Balance at end of period	$324,144	$293,299	$288,049

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2015, 2014 and 2013 are as follows:

	Years Ended April 30,
(In thousands)	2015	2014	2013

Balance at beginning of period	$86,033	$75,345	$65,831
Provision for credit losses	120,289	119,247	96,035
Charge-offs, net of recovered collateral	(113,098)	(108,559)	(86,521)

Balance at end of period	$93,224	$86,033	$75,345

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables was 27.8% for fiscal 2015 as compared to 28.2% for fiscal 2014.  The decrease in net charge-offs for fiscal 2015 resulted from a lower frequency of losses offset by an increase in severity due largely to lower wholesale values at time of repossession.  Higher sales volumes and the shift in the relative age of the dealerships also had the effect of higher charges to the provision for fiscal 2015.  The fiscal 2014 provision included a $7.7 million increase in the provision as a result of the increase in our provision percentage applied to the growth in finance receivables.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 58.7% for the year ended April 30, 2015 compared to 58.0% for the year ended April 30, 2014.  The increase in collections as a percentage of average finance receivables was primarily due to lower contract modifications, partially offset by the higher delinquencies and the longer overall contract term.  Delinquencies greater than 30 days increased to 5.8% for April 30, 2015 compared to 4.4% at April 30, 2014.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2015		April 30, 2014

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$329,329	78.91%	$300,478	79.21%
3 - 29 days past due	64,004	15.33%	62,108	16.38%
30 - 60 days past due	12,777	3.06%	10,926	2.88%
61 - 90 days past due	8,463	2.03%	4,665	1.23%
> 90 days past due	2,795	0.67%	1,155	0.30%
Total	$417,368	100.00%	$379,332	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.  The Company believes that the increase in the past due percentages can be attributed in part to a failure to properly execute best collections efforts at all dealerships during the fourth quarter of fiscal 2015.

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

	Twelve Months Ended April 30,
	2015	2014

Principal collected as a percent of average finance receivables	58.7%	58.0%
Average down-payment percentage	6.9%	6.6%

	April 30, 2015	April 30, 2014
Average originating contract term (in months)	27.7	27.4
Portfolio weighted average contract term, including modifications (in months)	30.2	29.8

The increase in collections as a percentage of average finance receivables was primarily due to lower contract modifications, partially offset by the higher delinquencies and the longer overall contract term.  The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties.  In order to remain competitive, term lengths may continue to increase.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2015	April 30, 2014

Land	$6,245	$6,330
Buildings and improvements	11,509	11,116
Furniture, fixtures and equipment	13,486	10,293
Leasehold improvements	21,023	19,673
Construction in progress	1,235	2,344
Accumulated depreciation and amortization	(19,535)	(15,843)

	$33,963	$33,913

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2015	April 30, 2014

Employee compensation	$3,954	$3,228
Cash overdrafts (see Note B)	1,587	1,085
Deferred sales tax (see Note B)	2,762	2,513
Interest	230	212
Other	4,175	3,786

	$12,708	$10,824

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
				Balance at
	Aggregate Amount	Interest Rate	Maturity	April 30, 2015	April 30, 2014

Revolving credit facilities	$145,000	LIBOR + 2.375%	October 8, 2017	$102,685	$97,032
( 2.56% at April 30, 2015 and 2.40% at April 30, 2014)

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company.  Interest is payable monthly under the revolving credit facilities. The Credit Facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.375%.  The Credit Facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at April 30, 2015.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2015, the Company had additional availability of approximately $38.9 million under the revolving credit facilities.

The Company recognized $188,000 and $209,000 of amortization for the twelve months ended April 30, 2015 and 2014, respectively, related to debt issuance costs.  The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2015 and 2014:

	April 30, 2015		April 30, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$790	$790	$289	$289
Finance receivables, net	324,144	256,681	293,299	233,289
Accounts payable	11,022	11,022	8,542	8,542
Revolving credit facilities	102,685	102,685	97,032	97,032

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

Finance receivables, net
The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction.  The sale of finance receivables from Car-Mart of Arkansas to Colonial had been at a 37.5% discount; however, due to the increased credit losses the discount was changed to 38.5% effective February 1, 2014. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2015, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

 H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2015	2014	2013
Provision for income taxes
Current	$13,610	$15,466	$17,045
Deferred	3,934	(2,923)	1,446

	$17,544	$12,543	$18,491

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2015	2014	2013

Tax provision at statutory rate	$16,463	$11,785	$17,729
State taxes, net of federal benefit	1,172	813	829
Other, net	(91)	(55)	(67)

	$17,544	$12,543	$18,491

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	April 30,
(In thousands)	2015	2014

Deferred income tax liabilities related to:
Finance receivables	$25,388	$21,944
Property and equipment	839	1,386
Total	26,227	23,330

Deferred income tax assets related to:
Accrued liabilities	1,872	1,602
Inventory	196	173
Share based compensation	4,030	4,667
Deferred revenue	951	1,644
Total	7,049	8,086

Deferred income tax liabilities, net	$19,178	$15,244

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors.  The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend.  The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends.  After April 30, 2015, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2015	2014	2013

Weighted average shares outstanding-basic	8,617,864	8,930,592	9,111,851
Dilutive options and restricted stock	431,093	461,075	457,851

Weighted average shares outstanding-diluted	9,048,957	9,391,667	9,569,702

Antidilutive securities not included:
Options	76,250	77,500	40,000

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company.  The stock-based compensation plans currently being utilized are the 2007 Stock Option Plan (the “2007 Plan”) and the Stock Incentive Plan.  The Company recorded total stock-based compensation expense for all plans of $780,000 ($489,000 after tax effects) and $1.4 million ($873,000 after tax effects) for the year ended April 30, 2015 and 2014, respectively.  Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”).  While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan.  At April 30, 2015, there are 14,000 vested but unexercised options outstanding under the 1997 Option Plan (“1997 Plan”).  The shareholders of the Company approved an amendment to the Company’s 2007 Plan on October 13, 2010. The amendment increased from 1,000,000 to 1,500,000 the number of options to purchase our common stock that may be issued under the 2007 Plan.  The 2007 Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years.  Options granted under the Company’s stock option plans expire in the calendar years 2015 through 2024.

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	November 20, 2024
Shares available for grant at April 30, 2015	-	290,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2015	April 30, 2014	April 30, 2013
Expected terms (years)	5.4	5.0	5.0
Risk-free interest rate	1.64%	0.67%	0.78%
Volatility	34%	50%	50%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2012 to April 30, 2015:

	Number of Shares	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2012	1,118,250	$11.83	to	$45.72	$22,881	$20.46

Granted	40,000	$44.14	to	$45.46	1,801	45.02
Exercised	(35,750)	$11.83	to	$23.34	(790)	22.13

Outstanding at April 30, 2013	1,122,500	$11.90	to	$45.72	$23,892	$21.28

Granted	25,000	$44.52	to	$46.44	1,122	44.90
Exercised	(30,500)	$23.34	to	$23.75	(720)	23.58

Outstanding at April 30, 2014	1,117,000	$11.90	to	$46.44	$24,294	$21.75

Granted	89,000	$36.54	to	$50.25	3,997	44.91
Exercised	(212,250)	$11.90	to	$45.46	(4,143)	19.52
Cancelled	(12,000)	$41.86	to	$45.72	(540)	45.08

Outstanding at April 30, 2015	981,750	$11.90	to	$50.25	$23,608	$24.05

Stock option compensation expense on a pre-tax basis was $664,000 ($416,000 after tax effects) and $1.3 million ($791,000 after tax effects) and $1.7 million ($1.1 million after tax effects) for the years ended April 30, 2015, 2014 and 2013, respectively.  As of April 30, 2015, the Company had approximately $1.1 of total unrecognized compensation cost related to unvested options.  Unvested outstanding options have a weighted-average remaining vesting period of 3.25 years.

The grant-date fair value of all options granted during fiscal 2015, 2014 and 2013 was $1.4 million, $487,000 and $784,000, respectively. The options were granted at fair market value on date of grant.  Generally options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The aggregate intrinsic value of outstanding options at April 30, 2015 and 2014 was $26.8 million and $16.8 million, respectively.

The Company had the following options exercised for the periods indicated.  The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Twelve Months Ended April 30,
(Dollars in thousands)	2015	2014	2013

Options Exercised	212,250	30,500	35,750
Cash Received from Options Exercised	$4,143	$720	$790
Intrinsic Value of Options Exercised	$5,983	$563	$811

As of April 30, 2015 there were 889,750 vested and exercisable stock options outstanding with an aggregate intrinsic value of $26.4 million and a weighted average remaining contractual life of 4.14 years and a weighted average exercise price of $21.69.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2014	20,000	$24.47
Shares granted	9,500	52.10
Shares vested	(20,000)	24.47

Unvested shares at April 30, 2015	9,500	$52.10

The fair value at vesting for awards under the stock incentive plan was $495,000, $126,000 and $162,000 in fiscal 2015, 2014 and 2013, respectively.

 During the fiscal year 2015, 9,500 restricted shares were granted with a fair value of $52.10 per share. There were no restricted shares granted during fiscal years 2014 or 2013.  A total of 177,527 shares remain available for award at April 30, 2015.

The Company recorded compensation cost of $90,000 ($56,000 after tax effects), $105,000 ($66,000 after tax effects) and $123,000 ($78,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2015, 2014 and 2013, respectively.  As of April 30, 2015 the Company had $495,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of five years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $1,000,000 at April 30, 2015.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases.  Dealership leases are generally for periods from three to five years and contain multiple renewal options.  As of April 30, 2015 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2016	$5,392
2017	5,254
2018	5,105
2019	4,854
2020	4,218
Thereafter	14,755

$39,578

The $39.6 million of lease commitments includes $14.8 million of non-cancelable lease commitments under the lease terms, and $24.8 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  For the years ended April 30, 2015, 2014 and 2013, rent expense for all operating leases amounted to approximately $5.5 million, $5.2 million, and $4.7 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2015, 2014 and 2013 are as follows:

	Years Ended April 30,
(in thousands)	2015	2014	2013
Supplemental disclosures:
Interest paid	$2,885	$3,023	$2,884
Income taxes paid, net	13,409	12,153	17,800

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	44,838	47,297	39,657

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2015 and 2014 is as follows (in thousands, except per share information):

	Year Ended April 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$127,376	$133,834	$131,500	$137,611	$530,321
Gross profit	47,988	51,279	49,734	51,122	200,123
Net income	7,260	7,519	7,461	7,250	29,490
Net income attributable to common stockholders	7,250	7,509	7,451	7,240	29,450
Earnings per share:
Basic	0.83	0.87	0.87	0.85	3.42
Diluted	0.79	0.83	0.82	0.81	3.25

	Year Ended April 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$122,544	$121,431	$122,588	$122,624	$489,187
Gross profit	46,527	44,942	46,308	45,408	183,185
Net income	7,541	5,805	1,470	6,313	21,129
Net income attributable to common stockholders	7,531	5,795	1,460	6,303	21,089
Earnings per share:
Basic	0.83	0.64	0.16	0.72	2.36
Diluted	0.79	0.61	0.16	0.68	2.25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2015.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2015. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
America’s Car-Mart, Inc.

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2015, based on criteria established in The 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in The 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2015, and our report dated June 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
June 12, 2015

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2015 (the “Proxy Statement”).  The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15.   Exhibits, Financial Statement Schedules

(a)1.           Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2015 and 2014

Consolidated Statements of Operations for the years ended April 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended April 30, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended April 30, 2015, 2014 and 2013

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

AMERICA’S CAR-MART, INC.

Dated: June 12, 2015	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	*	President, Chief Executive Officer,	June 12, 2015
	William H. Henderson	and Director (Principal Executive Officer)

	*	Vice President Finance,	June 12, 2015
	Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

	*	Lead Director	June 12, 2015
J. David Simmons

	*	Director	June 12, 2015
Daniel J. Englander

	*	Director	June 12, 2015
Kenny Gunderman

	*	Director	June 12, 2015
Robert Cameron Smith

	*	Director
	Eddie L. Hight		June 12, 2015

* By	/s/ Jeffrey A. Williams
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

4.26
Amendment No. 4 to Amended and Restated Loan and Security Agreement dated February 13, 2014, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.27
Amendment No. 5 to Amended and Restated Loan and Security Agreement dated October 8, 2014, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

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

10.9*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of William H. Henderson

24.2	Power of Attorney of J. David Simmons

24.3	Power of Attorney of Kenny Gunderman

24.4	Power of Attorney of Daniel J. Englander

24.5	Power of Attorney of Robert Cameron Smith

24.6	Power of Attorney of Eddie L. Hight

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

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