Form 10-Q
period 2015-07-31
AMERICAS CARMART INC
filed 2015-09-09
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 4, 2015
Common stock, par value $.01 per share	8,473,504

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2015	April 30, 2015
Assets:
Cash and cash equivalents	$735	$790
Accrued interest on finance receivables	1,810	2,002
Finance receivables, net	332,299	324,144
Inventory	38,320	34,267
Prepaid expenses and other assets	3,842	4,195
Income taxes receivable, net	-	645
Goodwill	355	355
Property and equipment, net	34,351	33,963

Total Assets	$411,712	$400,361

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$11,916	$11,022
Deferred revenue	26,290	25,236
Accrued liabilities	14,096	12,708
Income taxes payable, net	1,355	-
Deferred income tax liabilities, net	19,647	19,178
Revolving credit facilities	105,410	102,685
Total liabilities	178,714	170,829

Commitments and contingencies

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,708,291 and 12,688,890 issued at July 31, 2015 and April 30, 2015, respectively, of which 8,502,624 and 8,529,223 were outstanding at July 31, 2015 and April 30, 2015, respectively	127	127
Additional paid-in capital	63,598	62,428
Retained earnings	298,405	293,798
Less: Treasury stock, at cost, 4,205,667 and 4,159,667 shares at July 31, 2015 and April 30, 2015, respectively	(129,632)	(127,321)
Total stockholders' equity	232,498	229,032
Non-controlling interest	100	100
Total equity	232,598	229,132

Total Liabilities, Mezzanine Equity and Equity	$411,712	$400,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2015	2014
Revenues:
Sales	$127,595	$113,459
Interest and other income	15,095	13,917

Total revenue	142,690	127,376

Costs and expenses:
Cost of sales, excluding depreciation	75,087	65,471
Selling, general and administrative	23,125	20,820
Provision for credit losses	35,345	27,876
Interest expense	760	675
Depreciation and amortization	1,010	918
Total costs and expenses	135,327	115,760

Income before taxes	7,363	11,616

Provision for income taxes	2,747	4,356

Net income	$4,616	$7,260

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$4,606	$7,250

Earnings per share:
Basic	$0.54	$0.83
Diluted	$0.52	$0.79

Weighted average number of shares outstanding:
Basic	8,513,440	8,716,344
Diluted	8,909,597	9,143,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2015	2014
Net income	$4,616	$7,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,345	27,876
Losses on claims for payment protection plan	3,155	2,186
Depreciation and amortization	1,010	918
Amortization of debt issuance costs	48	46
Stock based compensation	665	266
Deferred income taxes	469	1,161
Change in operating assets and liabilities:
Finance receivable originations	(117,341)	(107,957)
Finance receivable collections	58,943	54,317
Accrued interest on finance receivables	192	(139)
Inventory	7,690	7,173
Prepaid expenses and other assets	305	(52)
Accounts payable and accrued liabilities	1,890	4,708
Deferred payment protection plan revenue	540	529
Deferred service contract revenue	514	2,161
Income taxes, net	2,192	3,681
Excess tax benefit from share based compensation	(191)	(77)
Net cash provided by operating activities	42	4,057
Investing Activities:
Purchase of property and equipment	(1,398)	(987)
Net cash used in investing activities	(1,398)	(987)
Financing Activities:
Exercise of stock options and warrants	245	268
Excess tax benefit from share based compensation	191	77
Issuance of common stock	69	78
Purchase of common stock	(2,311)	(2,760)
Dividend payments	(10)	(10)
Change in cash overdrafts	392	2,109
Proceeds from revolving credit facilities	87,857	76,046
Payments on revolving credit facilities	(85,132)	(78,858)
Net cash provided by (used in) financing activities	1,301	(3,050)
Increase (decrease) in cash and cash equivalents	(55)	20
Cash and cash equivalents, beginning of period	790	289
Cash and cash equivalents, end of period	$735	$309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2015, the Company operated 142 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2015.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry interest rates ranging from 14% to 15% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.8 million at July 31, 2015 and $2.0 million at April 30, 2015), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Accounts are delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2015, 3.8% of the Company’s finance receivable balances were 30 days or more past due compared to 4.7% at July 31, 2014.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues. The allowance for credit losses at July 31, 2015 of $95.6 million was 23.8% of the principal balance in finance receivables of $427.9 million, less unearned payment protection plan revenue of $16.2 million and unearned service contract revenue of $10.1 million.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2015 or 2014.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired. The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2015, and to date, there has been none in fiscal 2016.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2015 or April 30, 2015.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2015	2014
Sales – used autos	$108,710	$101,123
Wholesales – third party	6,218	4,796
Service contract sales	6,812	3,995
Payment protection plan revenue	5,855	3,545
Total	$127,595	$113,459

At July 31, 2015 and 2014, finance receivables more than 90 days past due were approximately $1.4 million and $1.7 million, respectively. Late fee revenues totaled approximately $526,000 and $560,000 for the three months ended July 31, 2015 and 2014, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met.

Treasury Stock

The Company purchased 46,000 shares of its common stock to be held as treasury stock for a total cost of $2.3 million during the first three months of fiscal 2016 and 74,683 shares for a total cost of $2.8 million during the first three months of fiscal 2015. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically include interest rates ranging from 14% to 15% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 14.9% at July 31, 2015. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool. The components of finance receivables are as follows:

(In thousands)	July 31, 2015	April 30, 2015
Gross contract amount	$489,646	$477,305
Less unearned finance charges	(61,765)	(59,937)
Principal balance	427,881	417,368
Less allowance for credit losses	(95,582)	(93,224)

Finance receivables, net	$332,299	$324,144

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2015	2014
Balance at beginning of period	$324,144	$293,299
Finance receivable originations	117,341	107,957
Finance receivable collections	(58,943)	(54,317)
Provision for credit losses	(35,345)	(27,876)
Losses on claims for payment protection plan	(3,155)	(2,186)
Inventory acquired in repossession and payment protection plan claims	(11,743)	(10,086)
Balance at end of period	$332,299	$306,791

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2015	2014
Balance at beginning of period	$93,224	$86,033
Provision for credit losses	35,345	27,876
Charge-offs, net of recovered collateral	(32,987)	(24,383)
Balance at end of period	$95,582	$89,526

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 7.8% for the three months ended July 31, 2015 compared to 6.3% for the same period in the prior year. The increase in net charge-offs for the first three months of fiscal 2016 resulted from an increased frequency of losses as well as an increase in the severity of losses resulting from lower wholesale values at repossession.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 14.0% for the three months ended July 31, 2015 compared to 14.1% for the prior year period. The decrease in collections as a percentage of average finance receivables primarily resulted from the longer average term and slightly higher contract modifications offset by lower delinquencies and a higher level of early pay-offs. Delinquencies greater than 30 days were 3.8% for July 31, 2015 and 4.7% at July 31, 2014.

Macro-economic factors, the competitive environment, and more importantly, proper execution of operational policies and procedures can have a significant effect on additions to the allowance charged to the provision. Unemployment levels, gasoline prices and prices for staple items can potentially have a significant effect on collections and delinquency levels, and ultimately on net charge-offs. We believe our customers continue to be under significant pressure due to the persistent difficult macro-economic environment for the Company’s customer base. We expect these conditions to continue in the near to mid-term future. The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS technology on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2015		April 30, 2015		July 31, 2014
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$355,263	83.03%	$329,329	78.91%	$314,969	79.48%
3 - 29 days past due	56,247	13.15%	64,004	15.33%	62,700	15.82%
30 - 60 days past due	12,030	2.81%	12,777	3.06%	12,853	3.24%
61 - 90 days past due	2,955	0.69%	8,463	2.03%	4,058	1.02%
> 90 days past due	1,386	0.32%	2,795	0.67%	1,737	0.44%
Total	$427,881	100.00%	$417,368	100.00%	$396,317	100.00%

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

	Three Months Ended July 31,
	2015	2014

Principal collected as a percent of average finance receivables	14.0%	14.1%
Average down-payment percentage	6.6%	6.9%
Average originating contract term (in months)	28.2	27.2

	July 31, 2015	July 31, 2014
Portfolio weighted average contract term, including modifications (in months)	30.4	29.6

The decrease in the principal collected as a percent of average finance receivables was primarily due to the longer average term and slightly higher contract modifications offset by lower delinquencies and a higher level of early pay-offs. The increases in the portfolio weighted average contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2015	April 30, 2015
Land	$6,245	$6,245
Buildings and improvements	11,631	11,509
Furniture, fixtures and equipment	14,047	13,486
Leasehold improvements	21,795	21,023
Construction in progress	1,178	1,235
Less accumulated depreciation and amortization	(20,545)	(19,535)
Total	$34,351	$33,963

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2015	April 30, 2015
Employee compensation	$4,918	$3,954
Cash overdrafts (see Note B)	1,979	1,587
Deferred sales tax (see Note B)	2,763	2,762
Interest	-	230
Other	4,436	4,175
Total	$14,096	$12,708

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2015	April 30, 2015
Revolving credit facilities	$145,000	LIBOR + 2.375%	October 8, 2017	$105,410	$102,685
	(2.44% at July 31, 2015 and 2.56% at April 30, 2015)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement (“Credit Facilities”) with a group of lenders providing revolving credit facilities totaling $125 million. The Credit Facilities were amended on September 30, 2012, February 4, 2013, June 24, 2013, February 13, 2014 and October 8, 2014, respectively. The first amendment to the Credit Facilities increased the total revolving commitment to $145 million. The second amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms. The third amendment extended the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate. The fourth amendment amended the structure of the debt covenants as related to the application of the fixed charge coverage ratio calculation.  As amended, the fixed charge coverage ratio calculation will be required only if availability, as defined, under the revolving credit facilities is less than certain specified thresholds.  The fourth amendment also increased the allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows for the sale of certain vehicle contracts to third parties.

The fifth amendment extended the term of the Credit Facilities to October 8, 2017, added a new pricing tier for determining the applicable interest rate, and provided for a 0.125% increase in each of the three existing pricing tiers. The fifth amendment also amended one of two alternative distribution limitations related to repurchases of the Company’s stock. With respect to such limitation, the amendment (i) reset the $40 million aggregate limit on repurchases beginning with October 8, 2014, (ii) redefined the aggregate amount of repurchases to be net of proceeds received from the exercise of stock options, and (iii) changed the requirement that the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases be equal to or greater than 30% of the sum of the borrowing bases.

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

The Company was in compliance with the covenants at July 31, 2015. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2015, the Company had additional availability of approximately $38 million under the revolving credit facilities.

The Company recognized $48,000 and $46,000 of amortization for the three months ended July 31, 2015 and 2014, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2015 and April 30, 2015:

	July 31, 2015		April 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$735	$735	$790	$790
Finance receivables, net	332,299	263,147	324,144	256,681
Accounts payable	11,916	11,916	11,022	11,022
Revolving credit facilities	105,410	105,410	102,685	102,685

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2015, will be ultimately collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2015	2014
Weighted average shares outstanding-basic	8,513,440	8,716,344
Dilutive options and restricted stock	396,157	426,718
Weighted average shares outstanding-diluted	8,909,597	9,143,062
Antidilutive securities not included:
Options	258,000	70,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2015 are the 2007 Stock Option Plan and the Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $664,000 ($416,000 after tax effects) and $266,000 ($166,000 after tax effects) for the three months ended July 31, 2015 and 2014, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015. The Restated Option Plan is an amendment and restatement of the 2007 Plan. The amendment and restatement extends the term of the Restated Option Plan to June 10, 2025 and increases the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2016 through 2025.

	1997 Plan	2007 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 20, 2025
Shares available for grant at July 31, 2015	-	80,750

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2015	2014
Expected term (years)	5.5	5.0
Risk-free interest rate	1.56%	1.66%
Volatility	34%	35%
Dividend yield	-	-

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

There were 238,750 and 20,000 options granted during the three months ended July 31, 2015 and 2014, respectively. The grant-date fair value of options granted during the three months ended July 31, 2015 and 2014 was $4.3 million and $244,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $627,000 ($393,000 after tax effects) and $229,000 ($143,000 after tax effects) for the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, the Company had approximately $3.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 4.2 years.

In May 2015, key employees of the Company were granted 104,250 performance based stock options with a five-year performance period ending May 22, 2020. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of July 31, 2015, the Company had $878,000 in unrecognized compensation expense related to 48,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at July 31, 2015 and 2014 was $21.4 million and $17.8 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2015	2014
Options Exercised	17,750	16,750
Cash Received from Option Exercises	$245	$268
Intrinsic Value of Options Exercised	$690	$347

As of July 31, 2015 there were 907,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $21.3 million and a weighted average remaining contractual life of 4.1 and a weighted average exercise price of $22.94.

Stock Incentive Plan

The shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan on October 14, 2009. The amendment increased from 150,000 to 350,000 the number of shares of common stock that may be issued under the Stock Incentive Plan.  The shareholders of the Company approved the Amended and Restated Stock Incentive Plan on August 5, 2015, which extended the term of the Stock Incentive Plan to June 10, 2025. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were no restricted shares granted during the first three months of fiscal 2016 or fiscal 2015. A total of 177,527 shares remained available for award at July 31, 2015. There were 9,500 unvested shares at July 31, 2015 with a weighted average grant date fair value of $52.10.

The Company recorded compensation cost of $25,000 ($16,000 after tax effects) and $23,000 ($14,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015, the Company had approximately $470,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.75 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2015 or during the first three months of fiscal 2016.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2015.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2015	2014
Supplemental disclosures:
Interest paid	$990	$681
Income taxes (received) paid, net	86	(486)
Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	11,743	10,086

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2015, the Company operated 142 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between 3% and 14% per year over the last ten fiscal years (average 10%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 12.0% for the first three months of fiscal 2016 compared to the same period of fiscal 2015 due primarily to a 6.6% increase in retail units sold and an 8.5% increase in interest income. The average retail sales price increased 5.3% to $9,965 for the first three months of fiscal 2016 from $9,464 for the first three months of fiscal 2015.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.8% in fiscal 2011 to 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in the third quarter of fiscal 2014) (average of 23.6%). The Company’s credit losses for fiscal 2011 and fiscal 2012 were 20.8% and 21.1% of sales, respectively, which were within the range of credit losses that the Company targeted annually. Credit losses as a percentage of sales in fiscal 2013 increased to 23.1%, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. These competitive pressures intensified in fiscal 2014 and, along with a continued challenging macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014 through lower finance receivables collections and higher charge-offs, coupled with the effect of lower wholesale sales. Credit losses as a percentage of sales for fiscal 2015 were 25.5%, as competitive pressures leveled off but remained elevated and the increased number of newer dealerships weighed on credit loss results. For the first three months of fiscal 2016, credit losses as a percentage of sales increased to 27.7%, due to a higher frequency of losses and, to a lesser but significant extent, an increase in severity. The Company believes the higher frequency of losses was due primarily to operational changes that negatively affected the execution of the Company’s collection practices at certain dealerships. The increase in severity of losses resulted from lower wholesale value at repossession.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally the older, more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. However, the Company does believe that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent quarters, a negative impact on collections. Additionally, increased competition for used vehicle financing can have, and has had in recent quarters, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and has been installing global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

The Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 43%. Gross margin as a percentage of sales for fiscal 2015 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and, in some periods, higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan. Gross margins as a percentage of sales for fiscal 2015 remained relatively flat compared to fiscal 2014. For the first three months of fiscal 2016, gross margin decreased to 41.2% of sales primarily due to the high level of repossession activity. As a result, both the volume of wholesales and the prices we received had a negative effect on overall gross margins. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2015 vs.	Three Months Ended July 31,
	2015	2014	2014	2015	2014
Revenues:
Sales	$127,595	$113,459	12.5%	100.0%	100.0%
Interest income	15,095	13,917	8.5	11.8	12.3
Total	142,690	127,376	12.0	111.8	112.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	75,087	65,471	14.7	58.8	57.7
Selling, general and administrative	23,125	20,820	11.1	18.1	18.4
Provision for credit losses	35,345	27,876	26.8	27.7	24.6
Interest expense	760	675	12.6	0.6	0.6
Depreciation and amortization	1,010	918	10.0	0.8	0.8
Total	135,327	115,760	16.9	106.1	102.0

Pretax income	$7,363	$11,616	(36.6)%	5.8%	10.2%

Operating Data:
Retail units sold	12,244	11,482
Average stores in operation	141	135
Average units sold per store per month	28.9	28.4
Average retail sales price	$9,965	$9,464
Same store revenue change	8.9%	(1.5)%

Period End Data:
Stores open	142	136
Accounts over 30 days past due	3.8%	4.7%

Three Months Ended July 31, 2015 vs. Three Months Ended July 31, 2014

Revenues increased by $15.3 million, or 12%, for the three months ended July 31, 2015 as compared to the same period in the prior fiscal year. The increase was the result of (i) revenue growth from dealerships opened during the three months ended July 31, 2014 ($1.0 million), (ii) revenue from dealerships opened after July 31, 2014 ($3.1 million), and (iii) revenue growth from dealerships that operated a full three months in both periods ($11.2 million or 8.9%). We believe the overall revenue increase resulted from solid execution in our sales efforts, a focus on lot by lot productivity and possibly some indirect benefits from improved consumer sentiment related in part to lower gasoline prices. Competition is still intense; however, we are focused on providing an affordable vehicle with reasonable payment terms and offering excellent customer service.

Cost of sales, as a percentage of sales, increased to 58.8% for the three months ended July 31, 2015 compared to 57.7% for the same period of the prior fiscal year. The average retail sales price for the first quarter of fiscal 2016 increased $501 from the first quarter of fiscal 2015. The Company will continue to focus efforts on minimizing the average retail sales price in order to help keep the contract terms shorter, which helps customers to maintain appropriate equity in their vehicles. The consumer demand for vehicles the Company purchases for resale remains high. This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and until more recently by the overall decrease in new car sales during the recession when compared to pre-recession levels. Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company. However, recent increases in new car sales have had a positive effect on purchase costs. Average selling prices and top line sales levels in relation to wholesale volumes and prices, resulting from credit loss experience, can have a significant effect on gross margin percentages.

Selling, general and administrative expenses, as a percentage of sales, were 18.1% for the three months ended July 31, 2015, a decrease of 0.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $2.3 million in the first quarter of fiscal 2016 compared to the same period of the prior fiscal year, related primarily to higher payroll costs and other incremental costs related to new lot openings, growth of younger dealerships and infrastructure costs to support our growth.

Provision for credit losses as a percentage of sales was 27.7% for the three months ended July 31, 2015 compared to 24.6% for the three months ended July 31, 2014. Net charge-offs as a percentage of average finance receivables were 7.8% for the three months ended July 31, 2015 compared to 6.3% for the prior year quarter. The increase for the quarter related to a higher frequency of losses, and to a lesser but significant extent, an increase in severity. The Company believes the higher frequency of losses was due primarily to operational changes that negatively affected the execution of the Company’s collection practices at certain dealerships. The higher severity of losses resulted from lower wholesale values at repossession. The Company has implemented several operational initiatives (including credit reporting and installing GPS technology on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions are expected to continue to put pressure on our customers and the resulting collections of our finance receivables. If net charge-offs continue at elevated levels similar to the first quarter of fiscal 2016, the Company may need to increase the credit loss reserve for future reporting periods to reflect such levels. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense for the three months ended July 31, 2015 as a percentage of sales remained constant at 0.6% for the three months ended July 31, 2015 compared to the same period in prior year.  Average borrowings during the three months ended July 31, 2015 were $104.3 million, compared to $94.1 million for the prior year quarter.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2015	April 30, 2015
Assets:
Finance receivables, net	$332,299	$324,144
Inventory	38,320	34,267
Property and equipment, net	34,351	33,963

Liabilities:
Accounts payable and accrued liabilities	26,012	23,730
Deferred revenue	26,290	25,236
Income taxes payable (receivable), net	1,355	(645)
Deferred tax liabilities, net	19,647	19,178
Debt facilities	105,410	102,685

Historically, finance receivables tended to grow slightly faster than revenue.  This has been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years. Software and operational changes made in an effort to maximize up-front equity and schedule payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices. However, recent competitive and economic conditions caused the Company in fiscal 2015 to begin making some structural changes to its customer contracts that included increases to the overall length of contract terms. These increases were mitigated somewhat due to declines in the average retail sales price in fiscal 2015. During the first quarter of fiscal 2016, the average retail sales price increased, resulting in some additional increase in overall contract terms. The weighted average term for installment sales contracts at July 31, 2015 was 30.4 months as compared to 29.6 months at July 31, 2014. The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures. Revenue growth results from same store revenue growth and the addition of new dealerships.

During the first three months of fiscal 2016, inventory increased 11.8% ($4.1 million) as compared to inventory at April 30, 2015. The increase in inventory was to support higher sales levels. The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, remained relatively constant at July 31, 2015 as compared to property and equipment, net, at April 30, 2015. The Company incurred $1.4 million in expenditures related to new dealerships as well as to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased $2.3 million during the first three months of fiscal 2016 as compared to accounts payable and accrued liabilities at April 30, 2015 related primarily to higher inventory levels and higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred revenue increased $1.1 million at July 31, 2015 as compared to April 30, 2015 primarily resulting from the increased sales of the payment protection plan product and service contracts and the higher price on the new service contracts.

Income taxes payable, net, increased $2.0 million at July 31, 2015 as compared to April 30, 2015 primarily due to the timing of quarterly tax payments.

Deferred income tax liabilities, net, increased approximately $469,000 at July 31, 2015 as compared to April 30, 2015 due primarily to the increase in finance receivables and the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2016, the Company funded finance receivables growth of $10.5 million, a $4.1 million increase in inventory, capital expenditures of $1.4 million and common stock repurchases of $2.3 million with a $2.7 million increase in its debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2015	2014
Operating activities:
Net income	$4,616	$7,260
Provision for credit losses	35,345	27,876
Losses on claims for payment protection plan	3,155	2,186
Depreciation and amortization	1,010	918
Stock based compensation	665	266
Finance receivable originations	(117,341)	(107,957)
Finance receivable collections	58,943	54,317
Inventory	7,690	7,173
Accounts payable and accrued liabilities	1,890	4,708
Deferred payment protection plan revenue	540	529
Deferred service contract revenue	514	2,161
Income taxes, net	2,192	3,681
Deferred income taxes	469	1,161
Accrued interest on finance receivables	192	(139)
Other	162	(83)
Total	42	4,057

Investing activities:
Purchase of property and equipment	(1,398)	(987)
Total	(1,398)	(987)

Financing activities:
Debt facilities, net	2,725	(2,812)
Change in cash overdrafts	392	2,109
Purchase of common stock	(2,311)	(2,760)
Dividend payments	(10)	(10)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	505	423
Total	1,301	(3,050)
Increase (decrease) in Cash	$(55)	$20

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

Cash flows from operations for the three months ended July 31, 2015 compared to the same period in the prior fiscal year were negatively impacted by (i) lower net income, (ii) an increase in finance receivables and (iii) a lower increase in accounts payable and accrued liabilities, partially offset by (iv) a higher non-cash charge for credit losses. Finance receivables, net, increased by $8.2 million from April 30, 2015 to July 31, 2015.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008. While sales levels for new vehicles have risen steadily since 2009, and the two most recent years’ new vehicle sales were near pre-recession levels, such sales have continued to remain below pre-recession levels. New vehicle sales volumes continued to improve in the first three months of fiscal 2016 but are just now back to pre-recession levels. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with the depressed levels of new vehicle sales, negatively impacted both the quality and quantity of the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. The Company has also increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines. Even with these efforts, the Company expects gross margin percentages to remain under pressure over the near term.

The Company believes that the amount of credit available for the sub-prime auto finance industry has increased in recent years and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2015, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2015, the Company had approximately $735,000 of cash on hand and an additional $38 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans.  The Company’s revolving credit facilities mature in October 2017, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $5 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2015 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 85% of its dealerships and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2015.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the Company’s estimates.  The Company believes the most significant estimate made in the preparation of the accompanying Condensed Consolidated Financial Statements relates to the determination of its allowance for credit losses, which is discussed below.  The Company’s accounting policies are discussed in Note B to the Condensed Consolidated Financial Statements.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2015, the weighted average total contract term was 30.4 months with 22.1 months remaining. The reserve amount in the allowance for credit losses at July 31, 2015, $95.6 million, was 23.8% of the principal balance in finance receivables of $427.9 million, less unearned payment protection plan revenue of $16.2 million and unearned service contract revenue of $10.1 million. If net charge-offs continue at elevated levels similar to the first quarter of fiscal 2016, the Company may need to increase the credit loss reserve for future reporting periods to reflect such levels.

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

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). The success of the tax refund anticipation sales effort has led to higher sales levels during the third fiscal quarters, although a shift in the timing of actual tax refund dollars in the Company’s markets shifted some sales and collections back to the fourth quarter in each of the last three fiscal years. The Company expects the trend of tax refund anticipation sales in the third quarter to continue in future years, with some additional sales and collections occurring in the fourth quarter based on the timing of actual tax refund payments. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $105.4 million outstanding at July 31, 2015. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables generally bear interest at fixed rates ranging from 14% to 15%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. Prior to June 2009, interest rates charged on finance receivables originated in the State of Arkansas were limited to the federal primary credit rate plus 5%. Typically, the Company had charged interest on its Arkansas contracts at or near the maximum rate allowed by law. Thus, while the interest rates charged on the Company’s contracts do not fluctuate once established, new contracts originated in Arkansas were set at a spread above the federal primary credit rate which does fluctuate. Effective June 26, 2009, the Company began charging 12% on contracts originated in Arkansas. This was due to the passage by the U.S. Congress of the Supplemental Appropriations Act of 2009 which was signed into law on June 24, 2009. Within this legislation was a provision that allowed the Company to charge up to 17% on sales financed to customers in Arkansas, which expired via a sunset clause on December 31, 2010. On November 2, 2010, voters in Arkansas approved a state constitutional amendment to allow up to 17% interest for non-bank loans and contracts in the state effectively making the Federal legislation permanent. Subsequently, an appeal challenging the constitutionality of the amendment was filed with the Arkansas Supreme Court. In June 2011, the Arkansas Supreme Court upheld the amendment. In mid-July 2011, the Company began charging a fixed 15% interest rate on new contracts for all dealerships in all states in which the Company operates. At July 31, 2015, approximately 34% of the Company’s finance receivables were originated in Arkansas.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program amended and approved by the Board of Directors on November 19, 2014. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2015 through May 31, 2015	30,000	$52.32	30,000	792,033
June 1, 2015 through June 31, 2015	-		-	792,033
July 1, 2015 through July 31, 2015	16,000	$46.33	16,000	776,033
Total	46,000	$50.24	46,000	776,033

(1)	The above described stock repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

10.1	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.3	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.4	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.5	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.6	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.7	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.8	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: September 9, 2015

