Form 10-Q
period 2016-01-31
AMERICAS CARMART INC
filed 2016-03-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 3, 2016
Common stock, par value $.01 per share	8,141,384

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2016	April 30, 2015
Assets:
Cash and cash equivalents	$590	$790
Accrued interest on finance receivables	2,042	2,002
Finance receivables, net	339,069	324,144
Inventory	42,094	34,267
Prepaid expenses and other assets	3,437	3,731
Income taxes receivable, net	1,083	645
Goodwill	355	355
Property and equipment, net	35,613	33,963

Total Assets	$424,283	$399,897

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$14,177	$11,022
Deferred payment protection plan revenue	16,714	15,652
Deferred service contract revenue	9,673	9,584
Accrued liabilities	13,336	12,708
Deferred income tax liabilities, net	18,625	19,178
Revolving credit facilities	122,490	102,221
Total liabilities	195,015	170,365

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,724,601 and 12,688,890 issued at January 31, 2016 and April 30, 2015, respectively, of which 8,222,763 and 8,529,223 were outstanding at January 31, 2016 and April 30, 2015, respectively	127	127
Additional paid-in capital	64,446	62,428
Retained earnings	302,001	293,798
Less: Treasury stock, at cost, 4,501,838 and 4,159,667 shares at January 31, 2016 and April 30, 2015, respectively	(137,806)	(127,321)
Total stockholders' equity	228,768	229,032
Non-controlling interest	100	100
Total equity	228,868	229,132

Total Liabilities, Mezzanine Equity and Equity	$424,283	$399,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues:
Sales	$121,791	$116,406	$367,056	$349,300
Interest and other income	15,672	15,094	46,101	43,410

Total revenue	137,463	131,500	413,157	392,710

Costs and expenses:
Cost of sales	72,702	66,672	219,385	200,299
Selling, general and administrative	23,568	21,139	68,932	62,615
Provision for credit losses	32,786	30,206	106,225	89,453
Interest expense	831	788	2,383	2,183
Depreciation and amortization	1,008	935	3,056	2,782
Loss on disposal of property and equipment	27	-	46	20
Total costs and expenses	130,922	119,740	400,027	357,352

Income before taxes	6,541	11,760	13,130	35,358

Provision for income taxes	2,439	4,299	4,897	13,118

Net income	$4,102	$7,461	$8,233	$22,240

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$4,092	$7,451	$8,203	$22,210

Earnings per share:
Basic	$0.49	$0.87	$0.97	$2.57
Diluted	$0.47	$0.82	$0.93	$2.45

Weighted average number of shares used in calculation:
Basic	8,367,728	8,587,761	8,451,029	8,636,036
Diluted	8,615,757	9,036,086	8,774,334	9,067,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2016	2015
Net income	$8,233	$22,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	106,225	89,453
Losses on claims for payment protection plan	9,815	7,840
Depreciation and amortization	3,056	2,782
Amortization of debt issuance costs	144	165
Loss on disposal of property and equipment	46	20
Stock based compensation	1,236	605
Deferred income taxes	(553)	3,814
Change in operating assets and liabilities:
Finance receivable originations	(336,508)	(334,769)
Finance receivable collections	173,949	168,784
Accrued interest on finance receivables	(40)	67
Inventory	23,767	24,055
Prepaid expenses and other assets	295	(736)
Accounts payable and accrued liabilities	4,364	6,756
Deferred payment protection plan revenue	1,062	1,955
Deferred service contract revenue	88	5,348
Income taxes, net	(200)	1,824
Excess tax benefit from share based compensation	(238)	(957)
Net cash used in operating activities	(5,259)	(754)

Investing Activities:
Purchase of property and equipment	(4,201)	(2,805)
Proceeds from sale of property and equipment	-	20
Net cash used in investing activities	(4,201)	(2,785)

Financing Activities:
Exercise of stock options	400	2,927
Excess tax benefit from share based compensation	238	957
Issuance of common stock	144	145
Purchase of common stock	(10,485)	(13,628)
Dividend payments	(30)	(30)
Debt issuance costs	-	(256)
Change in cash overdrafts	(581)	(1,085)
Payments on note payable	(8)	-
Proceeds from revolving credit facilities	272,427	268,840
Payments on revolving credit facilities	(252,845)	(253,056)
Net cash provided by financing activities	9,260	4,814

Increase (decrease) in cash and cash equivalents	(200)	1,275
Cash and cash equivalents, beginning of period	790	289

Cash and cash equivalents, end of period	$590	$1,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2016, the Company operated 147 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2015.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 31% of revenues resulting from sales to Arkansas customers.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry an interest rate of 15% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.0 million at January 31, 2016 and April 30, 2015 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. Accounts are delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2016, 5.0% of the Company’s finance receivable balances were 30 days or more past due compared to 5.2% at January 31, 2015.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivable balance charged-off. For the quarter ended January 31, 2016, on average, accounts were approximately 60 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

•   The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•   The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen month period ended January 31, 2016 was 11.7 months.

•   The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues. The allowance for credit losses at January 31, 2016 of $104.2 million was 25.0% of the principal balance in finance receivables of $443.3 million, less unearned payment protection plan revenue of $16.7 million and unearned service contract revenue of $9.7 million.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2016 or 2015.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions, remodels and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period. The lease period includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed principally using the straight-line method, generally over the following estimated useful lives:

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

Cash Overdraft

As checks are presented for payment from the Company’s primary disbursement bank account, monies are automatically drawn against cash collections for the day and, if necessary, are drawn against one of the revolving credit facilities. Any cash overdraft balance principally represents outstanding checks that as of the balance sheet date had not yet been presented for payment, net of any deposits in transit. Any cash overdraft balance is reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

Deferred Sales Tax

Deferred sales tax represents a sales tax liability of the Company for vehicles sold on an installment basis in the states of Alabama and Texas. Under Alabama and Texas law, for vehicles sold on an installment basis the related sales tax is due as the payments are collected from the customer, rather than at the time of sale. Deferred sales tax liabilities are reflected in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2016 or April 30, 2015.

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

Revenues from the sale of used vehicles are recognized when financing, if applicable, has been approved, the sales contract is signed, and the customer has taken possession of the vehicle. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are initially deferred and then recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Payment protection plan revenues recognized are included in sales and related losses are included in cost of sales as incurred. Interest income is recognized on all active finance receivable accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2016	2015	2016	2015
Sales – used autos	$105,435	$103,002	$316,269	$311,039
Wholesales – third party	5,097	4,175	16,939	13,734
Service contract sales	6,784	5,101	20,327	13,084
Payment protection plan revenue	4,475	4,128	13,521	11,443
Total	$121,791	$116,406	$367,056	$349,300

At January 31, 2016 and 2015, finance receivables more than 90 days past due were approximately $2.1 million and $2.4 million, respectively. Late fee revenues totaled approximately $1.5 million and $1.7 million for the nine months ended January 31, 2016 and 2015, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Treasury Stock

The Company purchased 342,171 shares of its common stock to be held as treasury stock for a total cost of $10.5 million during the first nine months of fiscal 2016 and 321,675 shares for a total cost of $13.6 million during the first nine months of fiscal 2015. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. During the quarter ended January 31, 2016, 10,000 shares of treasury stock were utilized to establish a reserve account to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state.

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

Debt Issuance Costs. In April 2015, the FASB issued a new accounting standard, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. This accounting standard was implemented by the Company in the third quarter of fiscal 2016. As a result of the application of this accounting standard, the Company has provided additional disclosures in Note F to the Condensed Consolidated Financial Statements.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2015. The reclassifications did not have an impact on net income or earnings per share. The Company has provided additional disclosures regarding these reclassifications in Note F.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry an interest rate of 15% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 14.9% at January 31, 2016. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool. The components of finance receivables are as follows:

(In thousands)	January 31, 2016	April 30, 2015
Gross contract amount	$505,976	$477,305
Less unearned finance charges	(62,680)	(59,937)
Principal balance	443,296	417,368
Less allowance for credit losses	(104,228)	(93,224)
Finance receivables, net	$339,069	$324,144

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2016	2015
Balance at beginning of period	$324,144	$293,299
Finance receivable originations	336,508	334,769
Finance receivable collections	(173,949)	(168,784)
Provision for credit losses	(106,225)	(89,453)
Losses on claims for payment protection plan	(9,815)	(7,840)
Inventory acquired in repossession and payment protection plan claims	(31,594)	(32,188)
Balance at end of period	$339,069	$329,803

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2016	2015
Balance at beginning of period	$93,224	$86,033
Provision for credit losses	106,225	89,453
Charge-offs, net of recovered collateral	(95,221)	(80,213)
Balance at end of period	$104,228	$95,273

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 22.2% for the nine months ended January 31, 2016 compared to 19.9% for the same period in the prior year. The increase in net charge-offs for the first nine months of fiscal 2016 resulted from an increase in per vehicle losses due to lower wholesale values at repossession, partially offset by a lower frequency of losses.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 40.6% for the nine months ended January 31, 2016 compared to 41.9% for the prior year period. The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term and, to a lesser extent, to a delay in the initial release of 2015 income tax refunds to February 2016, whereas 2014 income tax refund releases began in January 2015. Delinquencies greater than 30 days were 5.0% for January 31, 2016 and 5.2% at January 31, 2015.

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

The Company also continues to focus on operational improvements within the collections area such as credit reporting for customers and implementation of GPS technology on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2016		April 30, 2015		January 31, 2015
	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$364,453	82.22%	$329,329	78.91%	$352,969	83.03%
3 - 29 days past due	56,835	12.82%	64,004	15.33%	49,944	11.75%
30 - 60 days past due	15,087	3.40%	12,777	3.06%	14,972	3.52%
61 - 90 days past due	4,790	1.08%	8,463	2.03%	4,827	1.14%
> 90 days past due	2,131	0.48%	2,795	0.67%	2,364	0.56%
Total	$443,296	100.00%	$417,368	100.00%	$425,076	100.00%

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

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default, repossession, and losses than contracts made with buyers with better credit. The Company monitors contract term length, down payment percentages, and collections as credit quality indicators.

	Nine Months Ended January 31,
	2016	2015
Principal collected as a percent of average finance receivables	40.6%	41.9%
Average down-payment percentage	6.1%	6.2%
Average originating contract term (in months)	28.6	27.5

	January 31, 2016	January 31, 2015
Portfolio weighted average contract term, including modifications (in months)	30.9	29.7

The decrease in the principal collected as a percent of average finance receivables was primarily due to the longer average term and, to a lesser extent, to a delay in the initial release of 2015 income tax refunds to February 2016, whereas 2014 income tax refund releases began in January 2015. The increases in the portfolio weighted average contract term are primarily related to efforts to keep payments affordable, continue to work more with our customers when they experience financial difficulties, and to continue to offer competitive terms. In order to remain competitive, term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2016	April 30, 2015
Land	$6,711	$6,245
Buildings and improvements	11,880	11,509
Furniture, fixtures and equipment	15,118	13,486
Leasehold improvements	22,652	21,023
Construction in progress	917	1,235
Less accumulated depreciation and amortization	(21,665)	(19,535)
Total	$35,613	$33,963

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2016	April 30, 2015
Employee compensation	$5,171	$3,954
Cash overdrafts (see Note B)	1,006	1,587
Deferred sales tax (see Note B)	2,815	2,762
Other	4,344	4,405
Total	$13,336	$12,708

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	January 31, 2016	April 30, 2015
Revolving credit facilities	$145,000	LIBOR + 2.375%	October 8, 2017	$122,490	$102,221
	(2.67% at January 31, 2016 and 2.56% at April 30, 2015)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement with a group of lenders providing revolving credit facilities totaling $125 million (“Credit Facilities”). The Credit Facilities were amended on September 30, 2012, February 4, 2013, June 24, 2013, February 13, 2014 and October 8, 2014, respectively. The first amendment to the Credit Facilities increased the total revolving commitment to $145 million. The second amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms. The third amendment extended the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate. The fourth amendment amended the structure of the debt covenants as related to the application of the fixed charge coverage ratio calculation.  As amended, the fixed charge coverage ratio calculation will be required only if availability, as defined, under the revolving credit facilities is less than certain specified thresholds.  The fourth amendment also increased the allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows for the sale of certain vehicle contracts to third parties.

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

On February 18, 2016, the Company exercised an option under its existing credit agreement to increase total revolving credit facilities by $27.5 million from $145 million to $172.5 million. The increase in the total revolving credit commitments was made pursuant to an accordion feature of the Credit Facilities, which allows the Company to increase the total revolver commitments by up to an additional $55 million (up to $200 million in total commitments), subject to lender approval and/or successful syndication.

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

The Company was in compliance with the covenants at January 31, 2016. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2016, the Company had additional availability of approximately $22 million under the revolving credit facilities.

The Company recognized approximately $144,000 and $165,000 of amortization for the nine months ended January 31, 2016 and 2015, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

As of January 31, 2016, the Company implemented the guidance in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. As a result of the retrospective adoption of this guidance, debt issuance costs were reclassified from prepaid expenses and other assets to revolving credit facilities on the Company’s Consolidated Financial Statements. Debt issuance costs of approximately $319,000 and $464,000 as of January 31, 2016 and April 30, 2015, respectively, are shown as a deduction from the revolving credit facilities in the Condensed Consolidated Balance Sheet.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2016 and April 30, 2015:

	January 31, 2016		April 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$590	$590	$790	$790
Finance receivables, net	339,069	272,627	324,144	256,681
Accounts payable	14,177	14,177	11,022	11,022
Revolving credit facilities	122,490	122,490	102,221	102,221

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2016, will ultimately be collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Weighted average shares outstanding-basic	8,367,728	8,587,761	8,451,029	8,636,036
Dilutive options and restricted stock	248,029	448,325	323,305	431,159
Weighted average shares outstanding-diluted	8,615,757	9,036,086	8,774,334	9,067,195
Antidilutive securities not included:
Options	373,000	74,000	294,000	77,667
Restricted stock	9,500	-	6,333	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2016 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1.2 million ($759,000 after tax effects) and $605,000 ($381,000 after tax effects) for the nine months ended January 31, 2016 and 2015, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the Amended and Restated Stock Option Plan, formerly the 2007 Stock Option Plan (the “2007 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015. The Restated Option Plan is an amendment and restatement of the 2007 Plan. The amendment and restatement extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2016 through 2025.

	1997 Plan	Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	August 5, 2025
Shares available for grant at January 31, 2016	-	298,750

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2016	2015
Expected term (years)	5.5	5.4
Risk-free interest rate	1.58%	1.64%
Volatility	34%	34%
Dividend yield	-	-

The expected term of the options is based on evaluations of historical actual and future expected employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

There were 298,750 options granted during the nine months ended January 31, 2016 and 89,000 options granted during the nine months ended January 31, 2015. The grant-date fair value of options granted during the nine months ended January 31, 2016 and 2015 was $5.2 million and $1.4 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $1.1 million ($710,000 after tax effects) and $511,000 ($321,000 after tax effects) for the nine months ended January 31, 2016 and 2015, respectively. As of January 31, 2016, the Company had approximately $3.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 3.9 years.

In May 2015, key employees of the Company were granted 104,250 performance based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of January 31, 2016, the Company had $1.2 million in unrecognized compensation expense related to 68,750 of these options that are not currently expected to vest.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2016	2015
Options exercised	30,750	153,250
Cash received from option exercises	$400	$2,927
Intrinsic value of options exercised	$943	$4,026

As of January 31, 2016 there were 904,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $2.9 million and a weighted average remaining contractual life of 3.7 years and a weighted average exercise price of $23.33.

The aggregate intrinsic value of outstanding options at January 31, 2016 and 2015 was $2.9 million and $30.5 million, respectively.

Stock Incentive Plan

On October 14, 2009, the shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Stock Incentive Plan from 150,000 to 350,000.  On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan, which extended the term of the Stock Incentive Plan to June 10, 2025. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were no restricted shares granted during the first nine months of fiscal 2016 or fiscal 2015. A total of 177,527 shares remained available for award at January 31, 2016. There were 9,500 unvested shares at January 31, 2016 with a weighted average grant date fair value of $52.10.

The Company recorded compensation cost of approximately $74,000 ($47,000 after tax effects) and $68,000 ($43,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2016 and 2015, respectively. As of January 31, 2016, the Company had approximately $421,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.3 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2015 or during the first nine months of fiscal 2016.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2016.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2016	2015
Supplemental disclosures:
Interest paid	$2,614	$2,151
Income taxes paid, net	5,650	7,480

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	31,594	32,188
Purchase of property and equipment using the issuance of debt	550	-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same dealership revenue growth;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	gross margin percentages;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
•	seasonality;
•	security breaches, cyber-attacks, or fraudulent activity;
•	compliance with tax regulations;
•	the Company’s business and growth strategies;
•	financing the majority of growth from profits; and
•	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments; and
•	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2016, the Company operated 147 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 14% per year over the last ten fiscal years (10% on average). Growth has primarily been the result of same dealership revenue growth and the addition of new dealerships. Revenue increased 5.2% for the first nine months of fiscal 2016 compared to the same period of fiscal 2015 due primarily to a 7.2% increase in the average selling price to $10,259, and a 6.2% increase in interest income, partially offset by a 7.7% decrease in retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales ranged from approximately 20.8% in fiscal 2011 to 27.4% in fiscal 2014 (25.7% excluding the effect of the increase in the allowance for credit losses made in the third quarter of fiscal 2014), on average 23.6%. The Company’s credit losses for fiscal 2011 and fiscal 2012 were 20.8% and 21.1% of sales, respectively, which were within the range of credit losses that the Company targeted annually. Credit losses as a percentage of sales in fiscal 2013 increased to 23.1%, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. These competitive pressures intensified in fiscal 2014 and, along with a continued challenging macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014 through lower finance receivables collections and higher charge-offs, combined with the effect of lower wholesale sales. Credit losses as a percentage of sales for fiscal 2015 were 25.5%, as competitive pressures leveled off but remained elevated and the increased number of newer dealerships weighed on credit loss results. For the first nine months of fiscal 2016, credit losses as a percentage of sales increased to 28.9% (27.6% excluding the increase to the allowance for credit losses), resulting from an increase in per vehicle losses due to lower wholesale values at repossession, partially offset by a lower frequency of losses.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally the older, more mature dealerships have more repeat customers and, on average, repeat customers represent less credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. However, the Company does believe that general inflation, particularly within staple items such as groceries, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent quarters, a negative impact on collections. Additionally, increased competition for used vehicle financing can have, and has had in recent quarters, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and has been installing global positioning system (“GPS”) units on vehicles sold. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the last five fiscal years, the Company’s gross margins as a percentage of sales have ranged between approximately 42% and 43%. Gross margin as a percentage of sales for fiscal 2015 was 42.3%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and, in some periods, higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. The gross margin percentage in fiscal 2011 and fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan. Gross margins as a percentage of sales for fiscal 2015 remained relatively flat compared to fiscal 2014. For the first nine months of fiscal 2016, gross margin decreased to 40.2% of sales primarily due to the high level of repossession activity, as both the volume of wholesales and the prices received from wholesale sales had a negative effect on overall gross margins, as did higher repair expenses. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The Company has added resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2016 vs.	Three Months Ended January 31,
	2016	2015	2015	2016	2015
Revenues:
Sales	$121,791	$116,406	4.6%
Interest income	15,672	15,094	3.8	12.9	13.0
Total	137,463	131,500	4.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	72,702	66,672	9.0	59.7	57.3
Selling, general and administrative	23,568	21,139	11.5	19.4	18.2
Provision for credit losses	32,786	30,206	8.5	26.9	25.9
Interest expense	831	788	5.5	0.7	0.7
Depreciation and amortization	1,008	935	7.8	0.8	0.8
Loss on disposal of property and equipment	27	-	100.0	-	-
Total	130,922	119,740	9.3

Pretax income	$6,541	$11,760		5.4%	10.1%

Operating Data:
Retail units sold	11,013	11,495
Average stores in operation	147	137
Average units sold per store per month	25.0	28.0
Average retail sales price	$10,599	$9,764
Same store revenue change	0.0%	2.8%

Period End Data:
Stores open	147	138
Accounts over 30 days past due	5.0%	5.2%

Three Months Ended January 31, 2016 vs. Three Months Ended January 31, 2015

Revenues increased by approximately $6 million, or 4.5%, for the three months ended January 31, 2016 as compared to the same period in the prior fiscal year. The increase was the result of revenue growth from dealerships that opened during the three months ended January 31, 2015 ($1 million) and revenue from dealerships opened after January 31, 2015 ($5 million).

Cost of sales, as a percentage of sales, increased to 59.7% for the three months ended January 31, 2016 compared to 57.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.3% for the current year period compared to 42.7% for the prior year period. The lower gross margin percentage relates to higher wholesale volumes and losses, slightly higher expenses and the effect of a higher average selling price. A higher average sales price typically has a lower gross margin percentage. The average retail sales price for the third quarter of fiscal 2016 increased $835 from the third quarter of fiscal 2015, due to an increase in overall selling prices as the Company works to improve the quality of the vehicle it sells as well as an increase in the pricing for the service contract and payment protection plan product. The Company currently anticipates moderately increasing overall sales prices based on continued improvements to the quality of the underlying vehicles. The consumer demand for vehicles the Company purchases for resale remains high. This high demand has been exacerbated by the recent increases in funding to the used vehicle financing market and until more recently by the overall decrease in new car sales during the recession when compared to pre-recession levels. Both the supply of vehicles as well as the availability of funding to the used vehicle finance market can result in higher purchase costs for the Company. However, more recent increases in new car sales have had a positive effect on purchase costs with the exception of trucks and sport utility vehicles.

Selling, general and administrative expenses, as a percentage of sales, were 19.4% for the three months ended January 31, 2016, an increase of 1.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $2.4 million in the third quarter of fiscal 2016 compared to the same period of the prior fiscal year, related primarily to higher payroll costs and other incremental costs related to new lot openings, growth of younger dealerships and infrastructure costs to support growth.

Provision for credit losses as a percentage of sales was 26.9% for the three months ended January 31, 2016 compared to 25.9% for the three months ended January 31, 2015. Net charge-offs as a percentage of average finance receivables were 6.6% for the three months ended January 31, 2016 compared to 6.5% for the prior year quarter. The increases in the provision and net charge-offs for the most recent quarter related to an increase in per vehicle losses caused by lower wholesale values at repossession, partially offset by a lower frequency of losses. The Company has implemented several operational initiatives (including credit reporting and installing GPS technology on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions are expected to continue to put pressure on our customers and the resulting collections of our finance receivables. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales remained consistent at 0.7% for the three months ended January 31, 2016 compared to the same period of the prior fiscal year. Average borrowings during the three months ended January 31, 2016 were $114.3 million, compared to $110.2 million for the prior year quarter.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2016 vs.	Nine Months Ended January 31,
	2016	2015	2015	2016	2015
Revenues:
Sales	$367,056	$349,300	5.1%
Interest income	46,101	43,410	6.2	12.6	12.4
Total	413,157	392,710	5.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	219,385	200,299	9.5	59.8	57.3
Selling, general and administrative	68,932	62,615	10.1	18.8	17.9
Provision for credit losses	106,225	89,453	18.7	28.9	25.6
Interest expense	2,383	2,183	9.2	0.6	0.6
Depreciation and amortization	3,056	2,782	9.8	0.8	0.8
Loss on Disposal of Property and Equipment	46	20	130.0	-	-
Total	400,027	357,352	11.9

Pretax income	$13,130	$35,358		3.6%	10.1%

Operating Data:
Retail units sold	34,138	35,061
Average stores in operation	144	136
Average units sold per store per month	26.4	28.6
Average retail sales price	$10,259	$9,571
Same store revenue change	1.3%	1.7%

Period End Data:
Stores open	147	138
Accounts over 30 days past due	5.0%	5.2%

Nine Months Ended January 31, 2016 vs. Nine Months Ended January 31, 2015

Revenues increased by $20.4 million, or 5.2%, for the nine months ended January 31, 2016 as compared to the same period in the prior fiscal year. The increase was the result of (i) revenue growth from dealerships opened during the nine months ended January 31, 2015 ($5.4 million), (ii) revenue from dealerships opened after January 31, 2015 ($9.9 million), and (iii) revenue growth from dealerships that operated a full nine months in both periods ($5.1 million or 1.3%).

Cost of sales as a percentage of sales increased 2.5% to 59.8% for the nine months ended January 31, 2016 from 57.3% in the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.2% for the current year period and 42.7% for the prior year period. The increase in cost of sales from the prior year period relates primarily to an increase in average retail sales price and higher repair costs. The average retail sales price increased 7.2% to $10,259 for the nine months ended January 31, 2016 compared to $9,571 for the nine months ended January 31, 2015. The corresponding decrease in gross margin also relates largely to higher wholesale volumes and losses, partially attributable to inventory improvements, and higher expenses. The Company expects gross margin percentages to remain under pressure over the near term.

Selling, general and administrative expense as a percentage of sales was 18.8% for the nine months ended January 31, 2016, an increase of 0.9% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. The overall dollar increase of $6.3 million related primarily to higher payroll costs and incremental costs related to new locations and higher marketing and advertising costs as well as increased costs related to the GPS implementation.

Provision for credit losses as a percentage of sales increased 3.3% to 28.9% (27.6% excluding the increase to the allowance for credit losses) for the nine months ended January 31, 2016 from 25.6% in the same period of the prior fiscal year. Net charge-offs as a percentage of average finance receivables was 22.2% for the nine months ended January 31, 2016 compared to 19.9% for the prior year quarter. Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables, although the lower gas prices during fiscal 2016 have provided some relief for our customers. The Company has implemented several operational initiatives (including credit reporting and installing GPS units on vehicles) for the collections area and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collection area.

Interest expense as a percentage of sales remained consistent at 0.6% for the nine months ended January 31, 2016 compared to the same period of the prior fiscal year. The overall dollar increase in interest expense was attributable to higher average borrowings during the nine months ended January 31, 2016 as compared to the same period in the prior fiscal year ($108.3 million compared to $103.0 million) partially offset by lower interest rates on the Company’s variable rate debt.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2016	April 30, 2015
Assets:
Finance receivables, net	$339,069	$324,144
Inventory	42,094	34,267
Income taxes receivable, net	1,083	645
Property and equipment, net	35,613	33,963

Liabilities:
Accounts payable and accrued liabilities	27,513	23,730
Deferred revenue	26,387	25,236
Deferred tax liabilities, net	18,625	19,178
Debt facilities	122,490	102,221

Historically, finance receivables tended to grow slightly faster than revenue.  This has been due, to a large extent, to an increasing weighted average term necessitated by increases in the average retail sales price over recent years. Software and operational changes made in an effort to maximize up-front equity and schedule payments to coincide with anticipated income tax refunds have helped maintain the overall term length in the face of the increasing average retail sales prices. However, recent competitive and economic conditions caused the Company in fiscal 2015 to begin initiating structural changes to its originating customer contracts that included increases to the overall length of contract terms. These increases were mitigated somewhat due to declines in the average retail sales price in fiscal 2015. During the third quarter of fiscal 2016, the average retail sales price increased, resulting in some additional increase in overall contract terms. The weighted average term for installment sales contracts at January 31, 2016 was 30.9 months as compared to 29.7 months at January 31, 2015. The Company currently anticipates going forward that the growth in finance receivables will be higher than overall revenue growth on an annual basis due to the overall term length increases partially offset by improvements in underwriting and collection procedures. Revenue growth results from same store revenue growth and the addition of new dealerships.

During the first nine months of fiscal 2016, inventory increased by $7.8 million compared to inventory at April 30, 2015. The increase in inventory was attributable to the increased number of lots, a change in inventory mix to include a higher percentage of trucks and sport utility vehicles to meet customer demands, and an overall increase in anticipation of higher tax season sales. The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, increased by $1.7 million at January 31, 2016 as compared to property and equipment, net, at April 30, 2015. The Company incurred $4.2 million in expenditures related to new dealerships as well as to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased by $3.8 million during the first nine months of fiscal 2016 as compared to accounts payable and accrued liabilities at April 30, 2015 related primarily to higher expenditures for cost of goods sold and selling, general and administrative costs.

Deferred revenue increased $1.2 million at January 31, 2016 as compared to April 30, 2015 primarily resulting from increased sales of and increased pricing for the payment protection plan product and service contracts.

Income taxes receivable, net, increased by $438,000 at January 31, 2016 as compared to April 30, 2015 primarily due to the timing of quarterly tax payments.

Deferred income tax liabilities, net, decreased approximately $553,000 at January 31, 2016 as compared to April 30, 2015 due primarily to the change in finance receivables and the book/tax difference on fixed assets.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2016, the Company funded finance receivables growth of $25.9 million, inventory growth of $7.8 million, capital expenditures of $4.2 million and common stock repurchases of $10.5 million with income from operations and a $19.3 million increase in its revolving debt facilities.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2016	2015
Operating activities:
Net income	$8,233	$22,240
Provision for credit losses	106,225	89,453
Losses on claims for payment protection plan	9,815	7,840
Depreciation and amortization	3,056	2,782
Stock based compensation	1,236	605
Finance receivable originations	(336,508)	(334,769)
Finance receivable collections	173,949	168,784
Inventory	23,767	24,055
Accounts payable and accrued liabilities	4,364	6,756
Deferred payment protection plan revenue	1,062	1,955
Deferred service contract revenue	88	5,348
Income taxes, net	(200)	1,824
Deferred income taxes	(553)	3,814
Accrued interest on finance receivables	(40)	67
Other	247	(1,508)
Total	(5,259)	(754)

Investing activities:
Purchase of property and equipment	(4,201)	(2,805)
Proceeds from sale of property and equipment	-	20
Total	(4,201)	(2,785)

Financing activities:
Revolving credit facilities, net	19,582	15,528
Payments on note payable	(8)	-
Change in cash overdrafts	(581)	(1,085)
Purchase of common stock	(10,485)	(13,628)
Dividend payments	(30)	(30)
Exercise of stock options, including tax benefits and issuance of common stock	782	4,029
Total	9,260	4,814

Increase (decrease) in cash	$(200)	$1,275

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

Cash flows used in operations for the nine months ended January 31, 2016 compared to the same period in the prior fiscal year increased primarily as a result of (i) a higher non-cash charge for credit losses and (ii) higher finance receivable collections, partially offset by (iii) lower net income, and (iv) a decrease in the change in deferred service contract revenue and (v) an increase in finance receivable originations. Finance receivables, net, increased by $14.9 million from April 30, 2015 to January 31, 2016.

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

New vehicle sales decreased dramatically beginning with the economic recession of 2008. While sales levels for new vehicles have risen steadily since 2009, new vehicle sales volumes are just now back to pre-recession levels. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, combined with the depressed levels of new vehicle sales in recent years, negatively impacted both the quality and quantity of the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting pressure for increases in vehicle purchase costs to continue, although some relief is expected resulting from the continuing steady increases in new car sales levels in more recent periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2016, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2016, the Company had approximately $590,000 of cash on hand and an additional $22 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities.  On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans.  The Company’s revolving credit facilities mature in October 2017, and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. On February 18, 2016, the Company exercised an option under its existing credit agreement to increase total revolving credit facilities by $27.5 million from $145 million to $172.5 million. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $1 million in the next three months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

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

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2016.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2016.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2016, the weighted average total contract term was 30.9 months with 22.3 months remaining. The reserve amount in the allowance for credit losses at January 31, 2016, $104.2 million, was 25% of the principal balance in finance receivables of $443.3 million, less unearned payment protection plan revenue of $16.7 million and unearned service contract revenue of $9.7 million. During the second quarter of fiscal 2016, the Company increased the credit loss reserve from 23.8% to 25% due to continued high levels of credit losses.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.  The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen month period ended January 31, 2016 was 11.7 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $4.2 million.

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

Debt Issuance Costs. In April 2015, the FASB issued a new accounting standard, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. This accounting standard was implemented by the Company in the third quarter of fiscal 2016. As a result of the application of this accounting standard, the Company has provided additional disclosures in Note F to the Condensed Consolidated Financial Statements.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Seasonality

The Company’s third fiscal quarter (November through January) was historically the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) were historically the busiest times for vehicle sales. Therefore, the Company generally realized a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. However, during recent fiscal years, tax refund anticipation sales have begun in early November and continued through January (the Company’s third fiscal quarter). While the success of the tax refund anticipation sales effort has led to higher sales levels during recent third fiscal quarters, a shift in the timing of actual tax refund dollars in the Company’s markets shifted some sales and collections back to the fourth quarter in each of the last three fiscal years. The Company expects the trend of tax refund anticipation sales in the third quarter to continue in future years, with some additional sales and collections occurring in the fourth quarter based on the timing of actual tax refund payments. If conditions arise that impair vehicle sales during the first, third or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $122.5 million outstanding at January 31, 2016. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.2 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program amended and approved by the Board of Directors on November 19, 2014. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2015 through November 30, 2015	20,000	$28.99	20,000	712,375
December 1, 2015 through December 31, 2015	119,518	$26.51	119,518	592,857
January 1, 2016 through January 31, 2016	112,995	$24.32	112,995	479,862
Total	252,513	$25.73	252,513

(1)	The above described stock repurchase program has no expiration date.

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
(Principal Financial Officer)

Dated: March 8, 2016

