Form 10-K
period 2016-04-30
AMERICAS CARMART INC
filed 2016-06-17
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2015 was $289,634,996 (8,458,966 shares), based on the closing price of the registrant’s common stock on October 30, 2015 of $34.24.

There were 8,016,770 shares of the registrant’s common stock outstanding as of June 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2016, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 30 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 21.1% in fiscal 2012 to a high of 28.5% in fiscal 2016 (average of 25.1%). Fiscal 2015 credit losses as a percentage of sales were 25.5%. The fiscal 2016 annual credit losses as a percentage of sales were 27.6% excluding the effect of the increase in the allowance for credit losses made in the second quarter of fiscal 2016. See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships will continue to operate on a decentralized basis. Each dealership is ultimately responsible for buying (via an assigned corporate office purchasing agent) and selling its own vehicles, making credit decisions and collecting the contracts it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth. The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. The Company will continue to view organic growth as its primary source for growth. The Company has made significant infrastructure investments during the last five years in order to improve performance of existing dealerships and to support growth of its dealership count. The Company ended fiscal 2016 with 143 locations, a net increase of two locations over the prior year-end, and intends to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $10,361 per unit in fiscal 2016. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 31.6 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience. It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. The Company has recently focused, however, to a larger extent on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its Manager in Training Program as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology, Legal, Compliance and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success, as well as the challenging macro-economic environment, has positively affected recruitment of outside talent in recent years, and the Company currently expects this trend to continue.

Cultivating Customer Relationships. The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. A large percentage of sales at mature dealerships are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment contract. The Company is able to cultivate these relationships as the majority of its customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

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

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2016, the Company’s debt to equity ratio (Revolving credit facilities divided by Total equity on the Consolidated Balance Sheet) was 0.47 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

Significant Expansion Opportunities. The Company generally targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also operating in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri and Little Rock, Arkansas. The Company believes there are numerous suitable communities within the eleven states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. As previously discussed, the Company plans to continue to add new dealerships going forward depending upon operational success. Existing dealerships will continue to be analyzed to ensure that they are producing desired results and have potential to provide adequate returns on invested capital.

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

Dealership Organization. Dealerships are operated on a decentralized basis. Each dealership is responsible for buying (with the assistance of a corporate office buyer) and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates. Dealerships also maintain their own records and make daily deposits. Dealership-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a dealership may have as few as three or as many as 28 full-time associates employed at that location. Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, buyer, collections personnel, salesmen and dealership attendants. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite dealerships. Satellite dealerships are similar to regular dealerships, except that they tend to be smaller and sell fewer vehicles.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2016, 2015 and 2014:

	Years Ended April 30,
	2016	2015	2014
Dealerships at beginning of year	141	134	124
New dealerships opened/acquired	6	7	10
Dealerships closed	(4)	-	-

Dealerships at end of year	143	141	134

Below is a summary of dealership locations by state as of April 30, 2016, 2015 and 2014:

	As of April 30,
Dealerships by State	2016	2015	2014
Arkansas	37	38	38
Oklahoma	25	26	24
Missouri	19	18	18
Alabama	15	15	14
Texas	12	14	14
Kentucky	12	12	11
Georgia	10	6	4
Tennessee	6	6	5
Mississippi	5	5	5
Indiana	1	1	1
Iowa	1	0	0

Total	143	141	134

Dealerships are typically located in smaller communities. As of April 30, 2016, approximately 75% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

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

Selling, Marketing and Advertising. Dealerships generally maintain an inventory of 25 to 75 vehicles depending on the maturity of the dealership and the time of the year. Inventory turns over approximately 9 to 10 times each year. Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates and mark-up percentages on parts. Substantially all of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and substantially all financed customers elect to purchase this product when purchasing a vehicle in those states.

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

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2016 typically include down payments ranging from 0% to 17% (average of 7%), terms ranging from 18 months to 42 months (average of 31.6 months), and a fixed annual interest rate of 15% (weighted average of 14.9%). Subsequent to year-end, in May 2016 the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses.

The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis, scheduled to coincide with the day the customer is paid by his or her employer. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a detailed budget itemizing the customer’s monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction. In general, the dealership manager attempts to assess the stability and character of the applicant. The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system used for monitoring and other supervisory assistance to assist with the credit decision. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

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

The Company has established standards with respect to the percentage of accounts one and two weeks past due, 15 or more days past due and 30 or more days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles. Accounts two days late are sent a notice in the mail. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. Other than the extension of time, concessions are not granted to customers at the time of modification. Modifications are minor and are made for pay day changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis, primarily through physical or online auctions.

New Dealership Openings. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities. New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company currently intends to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance.

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

Monthly sales levels at new dealerships are typically substantially less than sales levels at mature dealerships. Over time, new dealerships gain recognition in their communities, and a combination of customer referrals and repeat business generally facilitates sales growth. Historically, sales growth at new dealerships could exceed 10% per year for a number of years, whereas mature dealerships typically experience annual sales growth but at a lower percentage than new dealerships. Due to continual operational initiatives, the Company is able to support higher sales levels, and recently the Company has raised its volume expectation level of new locations somewhat as infrastructure improvements related to new dealership openings have improved.

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

Competition

The used automotive retail industry is fragmented and highly competitive. The Company competes principally with other independent Integrated Auto Sales and Finance dealers, as well as with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The increased funding to the used automobile industry has led to increased competitive pressures which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts, as well as to the higher charge-off levels experienced by the Company in recent periods.

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and a payment protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages. The Company’s local face-to-face presence allows it to serve customers at a higher level by forming strong personal relationships.

Seasonality

Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. Tax refund anticipation sales efforts during the Company’s third fiscal quarter have increased sales levels during the third fiscal quarter in some past years; however, due to the timing of actual tax refund dollars in the Company’s markets, these sales and collections have primarily occurred in the fourth quarter in each of the last four fiscal years. The Company expects this pattern to continue in future years.

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

The states in which the Company operates impose limits on interest rates the Company can charge on its installment contracts. These limits have generally been based on either (i) a specified margin above the federal primary credit rate, (ii) the age of the vehicle, or (iii) a fixed rate. Management believes the Company is in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations; however, the adoption of additional laws, changes in the interpretation of existing laws, or the Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Employees

As of April 30, 2016, the Company, including its consolidated subsidiaries, employed approximately 1,420 full time associates. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are good.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2016:

Name	Age	Position with the Company

William H. Henderson	52	Chief Executive Officer and Director

Jeffrey A. Williams	53	President, Chief Financial Officer, Secretary and Director

William H. Henderson has served as Chief Executive Officer of the Company since October 2007 and served as President of the Company from May 2002 to March 2016. Mr. Henderson has also served as a director of the Company since September 2002. From 1999 until May 2002, Mr. Henderson served as Chief Operating Officer of Car-Mart. From 1992 through 1998, Mr. Henderson served as General Manager of Car-Mart. From 1987 to 1992, Mr. Henderson primarily held the positions of District Manager and Regional Manager at Car-Mart.

Jeffrey A. Williams has served as President of the Company since March 2016 and as Chief Financial Officer and Secretary of the Company since October 2005. Mr. Williams has also served as a director of the Company since August 2011. Mr. Williams is a Certified Public Accountant and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

Item 1A. Risk Factors

The Company is subject to various risks. The following is a discussion of risks that could materially and adversely affect the Company’s business, operating results, and financial condition.

The Company may have a higher risk of delinquency and default than traditional lenders because it finances its sales of used vehicles to credit-impaired borrowers.

Substantially all of the Company’s automobile contracts involve financing to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Financing made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entails a higher risk of delinquency, default and repossession, and higher losses than financing made to borrowers with better credit. Delinquency interrupts the flow of projected interest income and repayment of principal from a contract, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the contract is insufficient to cover the principal and interest due on the contract or if the vehicle cannot be recovered. The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime borrowers and efficiently service such contracts. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in financing made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb cost increases. The overall new car sales volumes in the United States during the economic recession of 2008 decreased dramatically from peak sales years. While sales levels for new vehicles have risen steadily since 2009 and new vehicle sales returned to near pre-recession levels during fiscal 2016, the reduced new car sales have had and could continue to have a significant negative effect on the supply of vehicles available to the Company in future periods.

The used automotive retail industry is fragmented and highly competitive, which could result in increased costs to the Company for vehicles and adverse price competition. Increased competition on the financing side of the business could result in increased credit losses.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eleven states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 31% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to fund operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or fixed interest term loans, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to fund finance receivables growth which would adversely affect the Company’s growth and business strategies. Further, the Company’s current credit facilities contain various reporting and financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

The capital and credit markets have remained somewhat constricted as a result of adverse economic conditions that caused the failure and near failure of a number of large financial services companies in recent years. While the adverse conditions in recent years have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a future deterioration in the financial markets. If the capital and credit markets experience disruptions and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if negative global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

The Company’s growth strategy is dependent upon the following factors:

  Favorable operating performance. Our ability to expand our business through additional dealership openings is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully open and operate new locations. Due to the decline in operating results during fiscal 2016 caused by the difficult competitive environment and elevated credit losses, the Company elected to defer additional dealership openings in order to focus on making operational improvements to ensure all existing lots are performing at a high level. Management expects to return to expansion efforts in the future after overall operating performance improves. If our overall operating performance does not improve, management may be unable to devote the resources necessary to implement its expansion plans or may determine that its focus should continue to be on efforts to improve the Company’s existing business in lieu of further dealership openings.

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

  Acceptable levels of credit losses at new dealerships. Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates; therefore, the opening of new dealerships tends to increase the Company’s overall credit losses. In addition, new dealerships may experience higher than anticipated credit losses, which may require the Company to incur additional costs to reduce future credit losses or to close the underperforming locations altogether. Any of these circumstances could have a material adverse effect on the Company’s future financial condition and operating results.

The Company’s business is subject to seasonal fluctuations.

Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. Tax refund anticipation sales efforts during the Company’s third fiscal quarter have increased sales levels during the third fiscal quarter in some past years; however, due to the timing of actual tax refund dollars in the Company’s markets, these sales and collections have primarily occurred in the fourth quarter in each of the last four fiscal years. The Company expects this pattern to continue in future years.

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

Most of the Company's customers provide personal information, including bank account information, when applying for financing. The Company relies on encryption and authentication technology to provide security to effectively store and securely transmit confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company's customers and its business and could result in a loss of customers, suppliers, or revenue.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2016, the Company leased approximately 85% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 12,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low

First quarter	$56.59	$44.07	$41.43	$35.29
Second quarter	48.10	31.00	46.74	36.14
Third quarter	38.00	20.67	55.64	43.50
Fourth quarter	27.85	21.82	57.55	41.80

As of June 10, 2016, there were approximately 848 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Amended and Restated Stock Incentive Plan and the Amended and Restated Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	1,278,250	$30.57	440,377

Equity compensation plans not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2011 and ending on April 30, 2016. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2011.

The dollar value at April 30, 2016 of $100 invested in the Company’s common stock on April 30, 2011 was $108.54, compared to $176.11 for the Automobile Index described above and $178.99 for the NASDAQ Market Index (U.S. Companies).

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

Issuer Purchases of Equity Securities

The Company is authorized to repurchase up to one million shares of its common stock under the common stock repurchase program as amended and approved by the Board of Directors on November 19, 2014. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2016 through February 29, 2016	73,418	$24.12	73,418	406,444
March 1, 2016 through March 31, 2016	53,484	$25.35	53,484	352,960
April 1, 2016 through April 30, 2016	24,000	$25.13	24,000	328,960
Total	150,902	$24.72	150,902	328,960

(1) The above described stock repurchase program has no expiration date.

Item 6. Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended April 30,
	(In thousands, except per share amounts)
	2016	2015	2014	2013	2012

Revenues	$567,906	$530,321	$489,187	$464,676	$430,177

Net income attributable to common stockholders	$11,556	$29,450	$21,089	$32,125	$32,947
Diluted earnings per share from continuing operations	$1.33	$3.25	$2.25	$3.36	$3.24

	April 30,
	(In thousands)
	2016	2015	2014	2013	2012

Total assets	$406,296	$400,361	$363,297	$358,265	$310,940
Total debt	$107,902	$102,685	$97,032	$99,563	$77,900
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$228,817	$229,132	$213,006	$202,268	$184,473
Shares outstanding	8,074	8,529	8,736	9,023	9,378

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2016, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 14% per year over the last ten years (average 9%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 7.1% for the fiscal year ended April 30, 2016 compared to fiscal 2015 primarily due to a 7.0% increase in average retail sales price and a 6.3% increase in interest income.

The Company earns revenue from the sale of used vehicles, and in most cases a related service contract and a payment protection plan product, as well as interest income and late fees from the related financing. The Company’s cost structure is more fixed in nature and is sensitive to volume changes. Revenues can be affected by our level of competition, which is influenced to a large extent by the availability of funding to the sub-prime automobile industry, together with the availability and resulting purchase cost of the types of vehicles the Company purchases for resale. Revenues can also be affected by the macro-economic environment. Down payments, contract term lengths and proprietary credit scoring are critical to helping customers succeed and are monitored closely by corporate management at the point of sale. After the sale, collections, delinquencies and charge-offs are crucial elements of the Company’s evaluation of its financial condition and results of operations and are monitored and reviewed on a continuous basis. Management believes that developing and maintaining a relationship with its customers and earning their repeat business is critical to the success and growth of the Company and can serve to offset the effects of increased competition and negative macro-economic factors.

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers. Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which can have a negative effect on collection percentages, liquidity and credit losses. Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives has been attracting excess capital into the sub-prime automobile market and increasing competition. In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and its “local” face to face offering in an effort to help customers succeed. The Company has also focused additional attention on selling lower priced vehicles to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts especially when competition on the lending side is elevated.

The purchase price the Company pays for its vehicles can also have a significant effect on revenues, liquidity and capital resources. Because the Company bases its selling price on the purchase cost of the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. As we have seen in recent years, decreases in the overall volume of new car sales, particularly domestic brands, leads to decreased supply and generally increased prices in the used car market. Also, expansions or constrictions in consumer credit, as well as general economic conditions, can have an overall effect on the demand and the resulting purchase cost of the types of vehicles the Company purchases for resale.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 21.1% in fiscal 2012 to 28.5% in fiscal 2016 (average of 25.1%). The Company’s credit losses for fiscal 2012 were 21.1% of sales which was within the range of credit losses that the Company targeted annually at that time. Credit losses as a percentage of sales in fiscal 2013, however, increased to 23.1%, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. These competitive pressures intensified in fiscal 2014 and, along with a continued challenging macro-economic environment for our customers, further impacted the Company’s credit losses in fiscal 2014 through lower finance receivables collections and higher charge-offs, coupled with the effect of lower wholesale sales. Credit losses as a percentage of sales for fiscal 2015 and 2016 were 25.5% and 28.5% (27.6% excluding the effect of the increase in the allowance for credit losses in the second quarter of fiscal 2016), respectively, as competitive pressures remained elevated and the increased number of newer dealerships weighed on credit loss results.

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio. The allowance for credit losses historically remained at 22.0% of finance receivables from October 2006 until April 30, 2012, when management reduced the allowance to 21.5% of finance receivables based on the Company’s then recent credit loss experience. However, as a result of the increased credit losses during fiscal 2013 and with the expectation that charge-offs would remain elevated, management increased the allowance for credit losses to 23.5% of the finance receivables principal balance, net of deferred payment protection plan revenue, at January 31, 2014. The allowance for credit losses at April 30, 2015 was 23.8% of finance receivables, net of deferred payment protection plan revenue and deferred service contract revenue. The calculation of the allowance for credit losses did not previously include a reduction for the deferred service contract revenue. This change did not have a material impact on net income or earnings per share and was not significant to any prior period. As of October 31, 2015, management increased the allowance to 25.0% due to continued increased credit losses and the expectation that such activity would continue.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company does believe, however, that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and has had in recent years, a negative impact on collections. Additionally, increased competition for used vehicle financing can have, and management believes is currently having, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes has a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. Gross margin as a percentage of sales for fiscal 2016 was 39.8%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. The gross margin percentage in fiscal 2012 was negatively affected by higher wholesale sales, increased average retail selling price, higher inventory repair costs and lower margins on the payment protection plan and service contract products. Gross margin improved slightly in fiscal 2013 due to improved wholesale results partially offset by higher losses under the payment protection plan. The gross margin for fiscal 2014 was affected by higher inventory repair costs resulting from continued efforts to help our customers succeed and to meet competitive pressures and higher claims under the payment protection plan. Gross margins as a percentage of sales for fiscal 2015 remained relatively flat compared to fiscal 2014. For fiscal 2016, gross margin decreased to 39.8% of sales primarily due to the high level of repossession activity, as both the volume of wholesale sales and the prices received from wholesale sales had a negative effect on overall gross margins, as did higher repair expenses. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2016	2015
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2016	2015	2014	2015	2014	2016	2015	2014
Operating Statement:
Revenues:
Sales	$506,517	$472,569	$434,504	7.2%	8.8%	100.0%	100.0%	100.0%
Interest and other income	61,389	57,752	54,683	6.3	5.6	12.1	12.2	12.6
Total	567,906	530,321	489,187	7.1	8.4	112.1	112.2	112.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	304,886	272,446	251,319	11.9%	8.4%	60.2	57.7	57.8
Selling, general and administrative	92,242	83,802	78,591	10.1	6.6	18.2	17.7	18.1
Provision for credit losses	144,397	120,289	119,247	20.0	0.9	28.5	25.5	27.4
Interest expense	3,306	2,903	2,997	13.9	(3.1)	0.7	0.6	0.7
Depreciation and amortization	4,208	3,830	3,285	9.9	16.6	0.8	0.8	0.8
Loss on disposal of property and equipment	369	17	76	2070.6	(77.6)	-	-	-
Total	549,408	483,287	455,515	13.7	6.1	108.4	102.3	104.8

Income before income taxes	$18,498	$47,034	$33,672	(60.7)	39.7	3.7%	10.0%	7.7%

Operating Data (Unaudited):
Retail units sold	46,483	46,760	42,551	(0.6)%	9.9%
Average dealerships in operation	145	137	128	5.8	7.0
Average units sold per dealership	321	341	332	(5.9)	2.7
Average retail sales price	$10,361	$9,680	$9,768	7.0	(0.9)

Same store revenue growth	2.7%	2.9%	(0.8)%
Receivables average yield	14.2%	14.2%	14.2%

2016 Compared to 2015

Total revenues increased $37.6 million, or 7.1%, in fiscal 2016, as compared to revenue growth of 8.4% in fiscal 2015, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($14.0 million), (ii) revenue growth from dealerships opened during the fiscal year ended April 30, 2015 ($14.6 million), and (iii) revenue from dealerships opened after April 30, 2015 ($9.0 million). The increase in revenue for fiscal 2016 is attributable to (i) a 7.0% increase in average retail sales price, and (ii) a 6.3% increase in interest and other income.

Cost of sales, as a percentage of sales, increased to 60.2% in fiscal 2016 from 57.7% in fiscal 2015, primarily due to an increase in the average purchase cost of vehicles sold relative to the increase in average retail sales price, along with higher repair costs. The average retail sales price for fiscal 2016 was $10,361, a $681 increase over the prior fiscal year. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. The increased purchase costs are the result of a combination of consumer demand for the types of vehicles the Company purchases for resale, which remains high relative to supply, and a strategic management decision to purchase higher quality vehicles for our customers. The high demand and tight supply of the vehicles we purchase for resale are largely related to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles. Finally, increases in the volume of wholesales sales, resulting from higher credit losses, also increase our cost of sales and thus negatively affect our gross margin percentages. We will continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, increased 0.5% to 18.2% in fiscal 2016 from 17.7% in fiscal 2015. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $8.4 million from fiscal 2015, which consisted primarily of increased payroll costs, incremental costs related to new dealerships and higher infrastructure costs to support our growth, primarily in technology and compliance.

Provision for credit losses as a percentage of sales increased to 28.5% (27.6% excluding the effect of the increase in the allowance for credit losses made in the second quarter) for fiscal 2016 compared to 25.5% for fiscal 2015. Net charge-offs as a percentage of average finance receivables increased to 31.3% for fiscal 2016 compared to 27.8% for the prior year. Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables, although the lower gas prices during fiscal 2016 have provided some relief to our customers. The Company has implemented several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2016 as a percentage of sales increased slightly to 0.7% compared to 0.6% for fiscal 2015, due to higher average borrowings during the fiscal year 2016 ($109.0 million compared to $102.2 million in the prior year).

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2016, 2015 and 2014 (in thousands):

	April 30,
	2016	2015	2014
Assets:
Finance receivables, net	$334,793	$324,144	$293,299
Inventory	29,879	34,267	30,115
Property and equipment, net	34,755	33,963	33,913

Liabilities:
Accounts payable and accrued liabilities	23,558	23,730	19,366
Deferred revenue	27,339	25,236	17,467
Income taxes payable (receivable), net	(894)	(645)	782
Deferred income tax liabilities, net	18,280	19,178	15,244
Revolving credit facilities and notes payable	107,902	102,685	97,032

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2016, revenue growth exceeded growth in net finance receivables primarily due to higher charge-offs and the resulting increase in wholesale sales, which weighed on finance receivables growth, while higher interest income augmented growth in revenue. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2016 was 31.6 months compared to 30.2 months at April 30, 2015.

	Years Ended April 30,
	2016	2015	2014

Growth in finance receivables, net of deferred revenue	4.5%	8.4%	4.3%
Revenue growth	7.1%	8.4%	5.3%

In fiscal 2016, inventory decreased 12.8% ($4.4 million). The decrease resulted primarily from a concerted company-wide effort to retain only the best quality vehicles. The Company will continue to manage inventory levels in the future to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased by approximately $792,000 in fiscal 2016 as compared to fiscal 2015. The Company incurred $4.5 million in expenditures related to new dealerships as well as to refurbish and expand a number of existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities decreased approximately $172,000 at April 30, 2016 as compared to April 30, 2015 due primarily to decreased payables related to decreased inventory levels as well as the amount and timing of cash overdrafts.

Income taxes receivable, net, increased approximately $249,000 at April 30, 2016 compared to April 30, 2015 primarily due to the timing of income tax payments and refunds.

Deferred revenue increased $2.1 million in fiscal 2016 over fiscal 2015, primarily resulting from the longer term on the payment protection product due to increased contract terms, as well as the increase in the term and pricing of the service contract product.

Deferred income tax liabilities, net, decreased approximately $898,000 at April 30, 2016 as compared to April 30, 2015 due primarily to the change in finance receivables and the book/tax difference on stock based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2016 the Company had a $4.7 million net increase in total revolving debt used to contribute to the funding of finance receivables growth of $19.9 million, net capital expenditures of $4.5 million and common stock repurchases of $14.2 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2016	2015	2014
Operating activities:
Net income	$11,596	$29,490	$21,129
Provision for credit losses	144,397	120,289	119,247
Losses on claims for payment protection plan	13,521	10,588	9,586
Depreciation and amortization	4,208	3,830	3,285
Amortization of debt issuance costs	214	188	209
Stock based compensation	1,519	780	1,391
Deferred income taxes	(898)	3,934	(2,923)
Finance receivable originations	(460,499)	(445,405)	(404,918)
Finance receivable collections	248,166	238,845	223,538
Accrued interest on finance receivables	286	(172)	(46)
Inventory	48,154	40,686	50,009
Accounts payable and accrued liabilities	1,115	3,862	(1,675)
Deferred payment protection plan revenue	1,653	2,419	323
Deferred service contract revenue	450	5,350	770
Income taxes, net	(11)	200	3,313
Other	415	(2,497)	(1,363)
Total	14,286	12,387	21,875

Investing activities:
Purchase of property and equipment	(4,526)	(4,009)	(7,095)
Proceeds from sale of property and equipment	7	112	2
Total	(4,519)	(3,897)	(7,093)

Financing activities:
Debt facilities, net	5,062	5,653	(2,531)
Change in cash overdrafts	(1,587)	502	(452)
Purchase of common stock	(14,214)	(20,020)	(12,754)
Dividend payments	(40)	(40)	(40)
Exercise of stock options and warrants, including tax benefits and issuance of common stock	824	5,916	1,012
Total	(9,955)	(7,989)	(14,765)

Increase (decrease) in cash	$(188)	$501	$17

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from income from operations. Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases. To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations the Company generally increases its borrowings under its revolving credit facilities. The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2016 compared to fiscal 2015 increased primarily as a result of (i) a higher non-cash charge for credit losses and (ii) higher finance receivable collections, partially offset by (iii) lower net income and (iv) an increase in finance receivables originations. Finance receivables, net, increased by $19.9 million during fiscal 2016.

Cash flows from operations in fiscal 2015 compared to fiscal 2014 were positively impacted by (i) higher net income, (ii) an increase in deferred income taxes, (iii) higher accounts payable and accrued liabilities, (iv) higher non-cash charges including credit losses, depreciation, and losses on claims for payment protection plan, partially offset by (v) an increase in finance receivables, net and (vi) an increase in inventory. Finance receivables, net, increased by $30.8 million during fiscal 2015.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.

New vehicle sales decreased dramatically beginning with the economic recession of 2008. While sales levels for new vehicles have risen steadily since 2009, new vehicle sales volumes only returned to pre-recession levels during fiscal 2016. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with depressed levels of new vehicle sales in recent years, negatively impacted both the quality and the quantity of the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting increases in vehicle purchase costs to continue, although some relief is expected as a result of steady increases in new car sales levels in recent periods.

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

The Company believes that the amount of credit available for the sub-prime auto industry has increased in recent years and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2016, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, although the Company currently does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At April 30, 2016, the Company had approximately $602,000 of cash on hand and $61 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in October 2017 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $2.2 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2016, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$107,386	-	107,386	-	-
Notes payable	516	101	203	202	10
Operating leases	46,721	5,927	11,214	9,969	19,611

Total	$154,623	$6,028	$118,803	$10,171	$19,621

The above excludes estimated interest payments on the Company’s revolving lines of credit. The $46.7 million of operating lease commitments includes $16.2 million of non-cancelable lease commitments under the lease terms, and $30.5 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 85% of its dealership and office facilities. Generally these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. For the years ended April 30, 2016, 2015 and 2014, rent expense for all operating leases amounted to approximately $6.1 million, $5.5 million and $5.2 million, respectively.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2016.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 300 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2016.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. At April 30, 2016, the weighted average total contract term was 31.6 months with 23.2 months remaining. The reserve amount in the allowance for credit losses at April 30, 2016, $102.5 million, was 25.0% of the principal balance in finance receivables of $437.3 million, less unearned payment protection plan revenue of $17.3 million and unearned service contract revenue of $10.0 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 11.7 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $4.1 million.

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

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. This accounting standard was implemented by the Company in the third quarter of fiscal 2016. As a result of the application of this accounting standard, the Company has provided additional disclosures in Note F to the Consolidated Financial Statements.

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

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results; however, recent purchase price increases for vehicles, most pronounced over the last four fiscal years, have had a negative effect on the Company’s gross margin percentages when compared to past years. This is due to the fact that the Company focuses on keeping payments affordable for its customer base and at the same time ensuring that the term of the contract matches the economic life of the vehicle.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $107.4 million outstanding at April 30, 2016. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables generally bear interest at a fixed rate of 15%, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates. Subsequent to year-end, in May 2016 the Company increased the contract interest rate from 15.0% to 16.5%.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2016 and 2015

Consolidated Statements of Operations for the years ended April 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended April 30, 2016, 2015 and 2014

Consolidated Statement of Equity for the years ended April 30, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, the Company adopted new accounting guidance in 2016 and 2015, related to the presentation of debt issuance costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 17, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 17, 2016

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2016	April 30, 2015
Assets:
Cash and cash equivalents	$602	$790
Accrued interest on finance receivables	1,716	2,002
Finance receivables, net	334,793	324,144
Inventory	29,879	34,267
Prepaid expenses and other assets	3,302	3,731
Income taxes receivable, net	894	645
Goodwill	355	355
Property and equipment, net	34,755	33,963

Total Assets	$406,296	$399,897

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$12,313	$11,022
Deferred revenue	27,339	25,236
Accrued liabilities	11,245	12,708
Deferred income tax liabilities, net	18,280	19,178
Revolving credit facilities and notes payable	107,902	102,221
Total liabilities	177,079	170,365

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,726,560 and 12,688,890 issued at April 30, 2016 and April 30, 2015, respectively, of which 8,073,820 and 8,529,223 were outstanding at April 30, 2016 and April 30, 2015, respectively	127	127
Additional paid-in capital	64,771	62,428
Retained earnings	305,354	293,798
Less: Treasury stock, at cost, 4,652,740 and 4,159,667 shares at April 30, 2016 and April 30, 2015, respectively	(141,535)	(127,321)
Total stockholders' equity	228,717	229,032
Non-controlling interest	100	100
Total equity	228,817	229,132

Total Liabilities, mezzanine equity and equity	$406,296	$399,897

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2016	2015	2014
Revenues:
Sales	$506,517	$472,569	$434,504
Interest and other income	61,389	57,752	54,683

Total revenues	567,906	530,321	489,187

Costs and expenses:
Cost of sales, excluding depreciation	304,886	272,446	251,319
Selling, general and administrative	92,242	83,802	78,591
Provision for credit losses	144,397	120,289	119,247
Interest expense	3,306	2,903	2,997
Depreciation and amortization	4,208	3,830	3,285
Loss on disposal of property and equipment	369	17	76
Total costs and expenses	549,408	483,287	455,515

Income before income taxes	18,498	47,034	33,672

Provision for income taxes	6,902	17,544	12,543

Net income	$11,596	$29,490	$21,129

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$11,556	$29,450	$21,089

Earnings per share:
Basic	$1.38	$3.42	$2.36
Diluted	$1.33	$3.25	$2.25

Weighted average number of shares outstanding:
Basic	8,370,478	8,617,864	8,930,592
Diluted	8,666,031	9,048,957	9,391,667

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2016	2015	2014
Net income	$11,596	$29,490	$21,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	144,397	120,289	119,247
Losses on claims for payment protection plan	13,521	10,588	9,586
Depreciation and amortization	4,208	3,830	3,285
Amortization of debt issuance costs	214	188	209
Loss on disposal of property and equipment	369	17	76
Stock-based compensation	1,519	780	1,391
Deferred income taxes	(898)	3,934	(2,923)
Excess tax benefit from stock based compensation	(238)	(1,627)	(141)
Change in operating assets and liabilities:
Finance receivable originations	(460,499)	(445,405)	(404,918)
Finance receivable collections	248,166	238,845	223,538
Accrued interest on finance receivables	286	(172)	(46)
Inventory	48,154	40,686	50,009
Prepaid expenses and other assets	284	(887)	(1,298)
Accounts payable and accrued liabilities	1,115	3,862	(1,675)
Deferred payment protection plan revenue	1,653	2,419	323
Deferred service contract revenue	450	5,350	770
Income taxes, net	(11)	200	3,313
Net cash provided by operating activities	14,286	12,387	21,875

Investing Activities:
Purchases of property and equipment	(4,526)	(4,009)	(7,095)
Proceeds from sale of property and equipment	7	112	2
Net cash used in investing activities	(4,519)	(3,897)	(7,093)

Financing Activities:
Exercise of stock options and warrants	400	4,143	720
Excess tax benefits from stock based compensation	238	1,627	141
Issuance of common stock	186	146	151
Purchase of common stock	(14,214)	(20,020)	(12,754)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	146	(256)	(207)
Change in cash overdrafts	(1,587)	502	(452)
Prinicipal payments on notes payable	(34)	-	-
Proceeds from revolving credit facilities	374,214	377,225	329,424
Payments on revolving credit facilities	(369,264)	(371,316)	(331,748)
Net cash used in financing activities	(9,955)	(7,989)	(14,765)

Increase (decrease) in cash and cash equivalents	(188)	501	17
Cash and cash equivalents, beginning of period	790	289	272

Cash and cash equivalents, end of period	$602	$790	$289

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2016, 2015 and 2014

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2013	12,414,659	$124	$53,332	$243,259	$(94,547)	$100	$202,268

Issuance of common stock	4,150	-	151	-	-	-	151
Stock options exercised	30,500	1	719	-	-	-	720
Purchase of 325,598 treasury shares	-	-	-	-	(12,754)	-	(12,754)
Tax benefit of stock based compensation	-	-	141	-	-	-	141
Stock based compensation	3,500	-	1,391	-	-	-	1,391
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	21,129	-	-	21,129

Balance at April 30, 2014	12,452,809	$125	$55,734	$264,348	$(107,301)	$100	$213,006

Issuance of common stock	3,831	-	146	-	-	-	146
Stock options exercised	212,250	2	4,141	-	-	-	4,143
Purchase of 442,700 treasury shares	-	-	-	-	(20,020)	-	(20,020)
Tax benefit of stock based compensation	-	-	1,627	-	-	-	1,627
Stock based compensation	20,000	-	780	-	-	-	780
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	29,490	-	-	29,490

Balance at April 30, 2015	12,688,890	$127	$62,428	$293,798	$(127,321)	$100	$229,132

Issuance of common stock	6,920	-	186	-	-	-	186
Stock options exercised	30,750	-	400	-	-	-	400
Purchase of 493,073 treasury shares	-	-	-	-	(14,214)	-	(14,214)
Tax benefit of stock based compensation	-	-	238	-	-	-	238
Stock based compensation	-	-	1,519	-	-	-	1,519
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	11,596	-	-	11,596

Balance at April 30, 2016	12,726,560	$127	$64,771	$305,354	$(141,535)	$100	$228,817

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car-Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”) and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2016, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry an interest rate of 15% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($1.7 million at April 30, 2016 and $2.0 million at April 30, 2015), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2016, 3.0% of the Company’s finance receivables balances were 30 days or more past due compared to 5.8% at April 30, 2015.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 11.7 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

An increase to the allowance for credit losses was made in the second quarter of fiscal 2016 which resulted in a $4.8 million charge to the provision for credit losses based on the analysis discussed above and the increased level of charge-offs with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2016 or 2015.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired. The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2016 or fiscal 2015.

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

Occasionally, the Company is audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law; however, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2013.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2016 and 2015, respectively.

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

Sales consist of the following for the years ended April 30, 2016, 2015 and 2014:

	Years Ended April 30,
(In thousands)	2016	2015	2014
Sales – used autos	$436,080	$416,060	$385,672
Wholesales – third party	24,917	19,961	18,886
Service contract sales	27,323	19,758	15,833
Payment protection plan revenue	18,197	16,790	14,113

Total	$506,517	$472,569	$434,504

At April 30, 2016 and 2015, finance receivables more than 90 days past due were approximately $1.1 million and $2.8 million, respectively. Late fee revenues totaled approximately $2.0 million, $2.2 million and $2.2 million for the fiscal years ended 2016, 2015 and 2014, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $4.2 million, $3.6 million and $4.2 million for the years ended April 30, 2016, 2015 and 2014, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation. The Company contributed approximately $403,000, $363,000, and $329,000 to the plans for the years ended April 30, 2016, 2015 and 2014, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount. Amounts for fiscal years 2016, 2015 and 2014 were not material individually and in the aggregate. A total of 200,000 shares were registered and 152,636 remain available for issuance under this plan at April 30, 2016.

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

Treasury Stock

The Company purchased 493,073, 442,700, and 325,598 shares of its common stock to be held as treasury stock for a total cost of $14.2 million, $20.0 million and $12.8 million during the years ended April 30, 2016, 2015 and 2014, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. During fiscal 2016, the Company established a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state.

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

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. This accounting standard was implemented by the Company in the third quarter of fiscal 2016. As a result of the application of this accounting standard, the Company has provided additional disclosures in Note F to the Consolidated Financial Statements.

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

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Consolidated Balance Sheet as of April 30, 2015. The reclassifications did not have an impact on net income or earnings per share. The Company has provided additional disclosures regarding these reclassifications in Note F.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry an interest rate of 15% per annum, are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2016 and 2015 are as follows:

(In thousands)	April 30, 2016	April 30, 2015

Gross contract amount	$504,149	$477,305
Less unearned finance charges	(66,871)	(59,937)
Principal balance	437,278	417,368
Less allowance for credit losses	(102,485)	(93,224)

Finance receivables, net	$334,793	$324,144

Changes in the finance receivables, net for the years ended April 30, 2016, 2015 and 2014 are as follows:

	Years Ended April 30,
(In thousands)	2016	2015	2014

Balance at beginning of period	$324,144	$293,299	$288,049
Finance receivable originations	460,499	445,405	404,918
Finance receivable collections	(248,166)	(238,845)	(223,538)
Provision for credit losses	(144,397)	(120,289)	(119,247)
Losses on claims for payment protection plan	(13,521)	(10,588)	(9,586)
Inventory acquired in repossession and payment protection plan claims	(43,766)	(44,838)	(47,297)

Balance at end of period	$334,793	$324,144	$293,299

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2016, 2015 and 2014 are as follows:

	Years Ended April 30,
(In thousands)	2016	2015	2014

Balance at beginning of period	$93,224	$86,033	$75,345
Provision for credit losses	144,397	120,289	119,247
Charge-offs, net of recovered collateral	(135,136)	(113,098)	(108,559)

Balance at end of period	$102,485	$93,224	$86,033

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables was 31.3% for fiscal 2016 as compared to 27.8% for fiscal 2015. The increase in net charge-offs for fiscal 2016 resulted from a higher frequency of losses and an increase in severity due largely to lower wholesale values at time of repossession. The fiscal 2016 provision includes a $4.8 million increase in the provision as a result of the increase in our provision percentage applied to the growth in finance receivables during the second quarter of fiscal 2016.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 57.5% for the year ended April 30, 2016 compared to 58.7% for the year ended April 30, 2015. The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term, partially offset by lower delinquencies. Delinquencies greater than 30 days decreased to 3.0% for April 30, 2016 compared to 5.8% at April 30, 2015.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and further implementation of GPS technology on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2016		April 30, 2015

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$378,631	86.59%	$329,329	78.91%
3 - 29 days past due	45,631	10.43%	64,004	15.33%
30 - 60 days past due	8,429	1.93%	12,777	3.06%
61 - 90 days past due	3,498	0.80%	8,463	2.03%
> 90 days past due	1,089	0.25%	2,795	0.67%
Total	$437,278	100.00%	$417,368	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The Company believes that the improvement in the past due percentages can be attributed in part to the proper execution of best collections efforts at all dealerships during fiscal 2016, and partially to year-end falling on a Saturday.

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

	Twelve Months Ended April 30,
	2016	2015

Principal collected as a percent of average finance receivables	57.5%	58.7%
Average down-payment percentage	6.7%	6.9%

	April 30, 2016	April 30, 2015
Average originating contract term (in months)	28.9	27.7
Portfolio weighted average contract term, including modifications (in months)	31.6	30.2

The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term, partially offset by the lower delinquencies. The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2016	April 30, 2015
Land	$6,711	$6,245
Buildings and improvements	11,928	11,509
Furniture, fixtures and equipment	14,941	13,486
Leasehold improvements	23,308	21,023
Construction in progress	250	1,235
Accumulated depreciation and amortization	(22,383)	(19,535)
	$34,755	$33,963

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2016	April 30, 2015
Employee compensation	$3,684	$3,954
Cash overdrafts (see Note B)	-	1,587
Deferred sales tax (see Note B)	2,736	2,762
Interest	-	230
Other	4,825	4,175
	$11,245	$12,708

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2016	April 30, 2015
Revolving credit facilities	$172,500	LIBOR + 2.375%	October 8, 2017	$107,386	$102,221
		(2.81% at April 30, 2016 and 2.56% at April 30, 2015)

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

The Company was in compliance with the covenants at April 30, 2016. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2016, the Company had additional availability of approximately $61 million under the revolving credit facilities.

The Company recognized $214,000 and $188,000 of amortization for the twelve months ended April 30, 2016 and 2015, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the third quarter of fiscal 2016, the Company implemented the guidance of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. As a result of the retrospective adoption of this guidance, debt issuance costs were reclassified from prepaid expenses and other assets to revolving credit facilities on the Company’s Consolidated Financial Statements. Debt issuance costs of approximately $396,000 and $464,000 as of April 30, 2016 and 2015, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $516,000 as of April 30, 2016.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2016 and 2015:

	April 30, 2016		April 30, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$602	$602	$790	$790
Finance receivables, net	334,793	268,926	324,144	256,681
Accounts payable	12,313	12,313	11,022	11,022
Revolving credit facilities	107,902	107,902	102,221	102,221

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2016, will ultimately be collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2016	2015	2014
Provision for income taxes
Current	$7,800	$13,610	$15,466
Deferred	(898)	3,934	(2,923)

	$6,902	$17,544	$12,543

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2016	2015	2014
Tax provision at statutory rate	$6,474	$16,463	$11,785
State taxes, net of federal benefit	443	1,172	813
Other, net	(15)	(91)	(55)

	$6,902	$17,544	$12,543

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	April 30,
(In thousands)	2016	2015
Deferred income tax liabilities related to:
Finance receivables	$24,868	$25,388
Property and equipment	1,160	839
Total	26,028	26,227

Deferred income tax assets related to:
Accrued liabilities	2,069	1,872
Inventory	149	196
Share based compensation	4,505	4,030
Deferred revenue	1,025	951
Total	7,748	7,049

Deferred income tax liabilities, net	$18,280	$19,178

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends. After April 30, 2016, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2016	2015	2014
Weighted average shares outstanding-basic	8,370,478	8,617,864	8,930,592
Dilutive options and restricted stock	295,553	431,093	461,075

Weighted average shares outstanding-diluted	8,666,031	9,048,957	9,391,667

Antidilutive securities not included:
Options	325,125	76,250	77,500

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans currently being utilized are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $1.5 million ($952,000 after tax effects) and $780,000 ($489,000 after tax effects) for the year ended April 30, 2016 and 2015, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the Amended and Restated Stock Option Plan, formerly the 2007 Stock Option Plan. While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2016 through 2026.

	1997 Plan	Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	March 2, 2026
Shares available for grant at April 30, 2016	-	263,250

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2016	April 30, 2015	April 30, 2014
Expected terms (years)	5.5	5.4	5.0
Risk-free interest rate	1.55%	1.64%	0.67%
Volatility	34%	34%	50%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2013 to April 30, 2016:

	Number	Exercise			Proceeds	Weighted Average
	of	Price			on	Exercise Price per
	Shares	per Share			Exercise	Share
					(in thousands)
Outstanding at April 30, 2013	1,122,500	$11.90	to	$45.72	$23,892	$21.28

Granted	25,000	$44.52	to	$46.44	1,122	44.90
Exercised	(30,500)	$23.34	to	$23.75	(720)	23.58

Outstanding at April 30, 2014	1,117,000	$11.90	to	$46.44	$24,294	$21.75

Granted	89,000	$36.54	to	$50.25	3,997	44.91
Exercised	(212,250)	$11.90	to	$45.46	(4,143)	19.52
Cancelled	(12,000)	$41.86	to	$45.72	(540)	45.08

Outstanding at April 30, 2015	981,750	$11.90	to	$53.02	$23,608	$24.05

Granted	338,750	$26.37	to	$53.02	16,471	48.62
Exercised	(30,750)	$11.90	to	$23.34	(400)	13.00
Cancelled	(11,500)	$41.86	to	$53.02	(598)	52.05

Outstanding at April 30, 2016	1,278,250				$39,081	$30.57

Stock option compensation expense on a pre-tax basis was $1.4 million ($870,000 after tax effects) and $664,000 ($416,000 after tax effects) and $1.3 million ($791,000 after tax effects) for the years ended April 30, 2016, 2015 and 2014, respectively. As of April 30, 2016, the Company had approximately $3.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted-average remaining vesting period of 3.79 years.

There were 338,750 options granted during fiscal 2016. The grant-date fair value of all options granted during fiscal 2016, 2015 and 2014 was $5.6 million, $1.4 million and $487,000, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

Of the options granted during fiscal 2016, 142,250 were performance based stock options that were granted to key employees that have a five-year performance period ending April 30, 2020. Tiered vesting of these options is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of April 30, 2016, the Company had $1.2 million in unrecognized compensation expense related to 67,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at April 30, 2016 and 2015 was $4.8 million and $26.8 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Twelve Months Ended April 30,
(Dollars in thousands)	2016	2015	2014
Options Exercised	30,750	212,250	30,500
Cash Received from Options Exercised	$400	$4,143	$720
Intrinsic Value of Options Exercised	$943	$5,983	$563

As of April 30, 2016 there were 904,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $4.8 million and a weighted average remaining contractual life of 3.43 years and a weighted average exercise price of $23.33.

Stock Incentive Plan

On October 14, 2009, the shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Stock Incentive Plan from 150,000 to 300,000. On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan, which extended the term of the Stock Incentive Plan to June 10, 2025. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at April 30, 2015	9,500	$52.10
Shares granted	-
Shares vested	-

Unvested shares at April 30, 2016	9,500	$52.10

The fair value at vesting for awards under the stock incentive plan was $495,000, $495,000 and $126,000 in fiscal 2016, 2015 and 2014, respectively.

During the fiscal year 2015, 9,500 restricted shares were granted with a fair value of $52.10 per share. There were no restricted shares granted during fiscal years 2016 or 2014. A total of 177,527 shares remain available for award at April 30, 2016.

The Company recorded compensation cost of $99,000 ($62,000 after tax effects), $90,000 ($56,000 after tax effects) and $105,000 ($66,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2016, 2015 and 2014, respectively. As of April 30, 2016 the Company had $396,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of four years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2016.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2016 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)
2017	$5,927
2018	5,766
2019	5,448
2020	5,217
2021	4,752
Thereafter	19,611
$46,721

The $46.7 million of lease commitments includes $16.2 million of non-cancelable lease commitments under the lease terms, and $30.5 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2016, 2015 and 2014, rent expense for all operating leases amounted to approximately $6.1 million, $5.5 million, and $5.2 million, respectively.

Litigation

In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. The Company does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty, however, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2016, 2015 and 2014 are as follows:

	Years Ended April 30,
(in thousands)	2016	2015	2014
Supplemental disclosures:
Interest paid	$3,536	$2,885	$3,023
Income taxes paid, net	7,811	13,409	12,153

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	43,766	44,838	47,297
Purchase of property and equipment using the issuance of debt	550	-	-
Loss accrued on disposal of property and equipment	300	-	-

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2016 and 2015 is as follows (in thousands, except per share information):

	Year Ended April 30, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$142,690	$133,004	$137,463	$154,749	$567,906
Gross profit	52,508	46,074	49,089	53,960	201,631
Net income	4,616	(485)	4,102	3,363	11,596
Net income attributable to common stockholders	4,606	(495)	4,092	3,353	11,556
Earnings per share:
Basic	0.54	(0.06)	0.49	0.41	1.38
Diluted	0.52	(0.06)	0.47	0.40	1.33

	Year Ended April 30, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$127,376	$133,834	$131,500	$137,611	$530,321
Gross profit	47,988	51,279	49,734	51,122	200,123
Net income	7,260	7,519	7,461	7,250	29,490
Net income attributable to common stockholders	7,250	7,509	7,451	7,240	29,450
Earnings per share:
Basic	0.83	0.87	0.87	0.85	3.42
Diluted	0.79	0.83	0.82	0.81	3.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2016.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2016. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2016, and our report dated June 17, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 17, 2016

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2016 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1.        Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2016 and 2015

Consolidated Statements of Operations for the years ended April 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended April 30, 2016, 2015 and 2014

Consolidated Statements of Equity for the years ended April 30, 2016, 2015 and 2014

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

AMERICA’S CAR-MART, INC.

Dated: June 17, 2016	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ William H. Henderson	Chief Executive Officer,	June 17, 2016
	William H. Henderson	and Director
(Principal Executive Officer)

	/s/ Jeffrey A. Williams	President,	June 17, 2016
	Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial Officer)

	/s/ Vickie D. Judy	Vice President, Accounting	June 17, 2016
	Vickie D. Judy	(Principal Accounting Officer)

	*	Lead Director	June 17, 2016
J. David Simmons

	*	Director	June 17, 2016
Daniel J. Englander

	*	Director	June 17, 2016
Kenny Gunderman

	*	Director	June 17, 2016
Robert Cameron Smith

	*	Director	June 17, 2016
Eddie L. Hight

* By	/s/ Jeffrey A. Williams
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

4.26	Amendment No. 4 to Amended and Restated Loan and Security Agreement dated February 13, 2014, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.27	Amendment No. 5 to Amended and Restated Loan and Security Agreement dated October 8, 2014, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Administrative Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.2*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.3*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed with the SEC on August 10, 2015).

10.2.4*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8- K filed with the SEC on August 10, 2015).

10.3*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993)

10.4*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.5*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.6*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of J. David Simmons

24.2	Power of Attorney of Kenny Gunderman

24.3	Power of Attorney of Daniel J. Englander

24.4	Power of Attorney of Robert Cameron Smith

24.5	Power of Attorney of Eddie L. Hight

24.6	Power of Attorney of Jim von Gremp

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

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

