Form 10-Q
period 2016-07-31
AMERICAS CARMART INC
filed 2016-09-06
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 5, 2016
Common stock, par value $.01 per share	7,836,197

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2016	April 30, 2016
Assets:
Cash and cash equivalents	$371	$602
Accrued interest on finance receivables	2,157	1,716
Finance receivables, net	352,548	334,793
Inventory	33,824	29,879
Prepaid expenses and other assets	3,264	3,302
Income taxes receivable, net	-	894
Goodwill	355	355
Property and equipment, net	34,182	34,755

Total Assets	$426,701	$406,296

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$14,468	$12,313
Deferred payment protection plan revenue	18,116	17,304
Deferred service contract revenue	10,369	10,035
Accrued liabilities	15,256	11,245
Income taxes payable, net	1,940	-
Deferred income tax liabilities, net	19,223	18,280
Revolving credit facilities and notes payable	117,534	107,902
Total liabilities	196,906	177,079

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,731,779 and 12,726,560 issued at July 31, 2016 and April 30, 2016, respectively, of which 7,805,947 and 8,073,820 were outstanding at July 31, 2016 and April 30, 2016, respectively	127	127
Additional paid-in capital	65,415	64,771
Retained earnings	312,453	305,354
Less: Treasury stock, at cost, 4,925,832 and 4,652,740 shares at July 31, 2016 and April 30, 2016, respectively	(148,700)	(141,535)
Total stockholders' equity	229,295	228,717
Non-controlling interest	100	100
Total equity	229,395	228,817

Total Liabilities, Mezzanine Equity and Equity	$426,701	$406,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2016	2015
Revenues:
Sales	$129,684	$127,595
Interest and other income	16,156	15,095

Total revenue	145,840	142,690

Costs and expenses:
Cost of sales	75,513	75,087
Selling, general and administrative	23,168	23,125
Provision for credit losses	33,381	35,345
Interest expense	944	760
Depreciation and amortization	1,096	1,010
Loss on disposal of property and equipment	400	-
Total costs and expenses	134,502	135,327

Income before taxes	11,338	7,363

Provision for income taxes	4,229	2,747

Net income	$7,109	$4,616

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$7,099	$4,606

Earnings per share:
Basic	$0.89	$0.54
Diluted	$0.87	$0.52

Weighted average number of shares used in calculation:
Basic	7,948,925	8,513,440
Diluted	8,185,077	8,909,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2016	2015
Net income	$7,109	$4,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	33,381	35,345
Losses on claims for payment protection plan	3,107	3,155
Depreciation and amortization	1,096	1,010
Amortization of debt issuance costs	70	48
Loss on disposal of property and equipment	400	-
Stock based compensation	532	665
Deferred income taxes	943	469
Excess tax benefit from share based compensation	-	(191)
Change in operating assets and liabilities:
Finance receivable originations	(120,848)	(117,341)
Finance receivable collections	58,036	58,943
Accrued interest on finance receivables	(441)	192
Inventory	4,624	7,690
Prepaid expenses and other assets	38	305
Accounts payable and accrued liabilities	3,678	1,890
Deferred payment protection plan revenue	812	540
Deferred service contract revenue	334	514
Income taxes, net	2,834	2,192
Net cash (used in) provided by operating activities	(4,295)	42

Investing Activities:
Purchase of property and equipment	(523)	(1,398)
Net cash used in investing activities	(523)	(1,398)

Financing Activities:
Exercise of stock options	77	245
Excess tax benefit from share based compensation	-	191
Issuance of common stock	35	69
Purchase of common stock	(7,165)	(2,311)
Dividend payments	(10)	(10)
Change in cash overdrafts	2,088	392
Payments on note payable	(26)	-
Proceeds from revolving credit facilities	94,410	87,857
Payments on revolving credit facilities	(84,822)	(85,132)
Net cash provided by financing activities	4,587	1,301

Decrease in cash and cash equivalents	(231)	(55)
Cash and cash equivalents, beginning of period	602	790

Cash and cash equivalents, end of period	$371	$735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2016, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2016.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts typically carry an interest rate of 15% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.2 million at July 31, 2016 and $1.7 million April 30, 2016 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2016, 4.4% of the Company’s finance receivable balances were 30 days or more past due compared to 3.8% at July 31, 2015.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit.

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts two days late are sent a notice in the mail. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions beyond the extension of additional time are granted to customers at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical or online auctions.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2016, on average, accounts were approximately 60 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2016, the weighted average total contract term was 31.7 months with 23.3 months remaining. The reserve amount in the allowance for credit losses at July 31, 2016, $108.0 million, was 25% of the principal balance in finance receivables of $460.6 million, less unearned payment protection plan revenue of $18.1 million and unearned service contract revenue of $10.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2016 was 11.8 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2016 or 2015.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. If the fair value of the reporting unit falls below its carrying value, the Company performs the second step of the two-step goodwill impairment process to determine the amount, if any, that the goodwill is impaired. The second step involves determining the fair value of the identifiable assets and liabilities and the implied goodwill. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2016, and to date, there has been no impairment during fiscal 2017.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2013.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2016 or April 30, 2016.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2016	2015
Sales – used autos	$112,735	$110,647
Wholesales – third party	5,417	5,619
Service contract sales	6,761	6,812
Payment protection plan revenue	4,771	4,517
Total	$129,684	$127,595

At July 31, 2016 and 2015, finance receivables more than 90 days past due were approximately $1.7 million and $1.4 million, respectively. Late fee revenues totaled approximately $461,000 and $526,000 for the three months ended July 31, 2016 and 2015, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Treasury Stock

The Company purchased 273,092 shares of its common stock to be held as treasury stock for a total cost of $7.2 million during the first three months of fiscal 2017 and 46,000 shares for a total cost of $2.3 million during the first three months of fiscal 2016. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. During fiscal 2016, the Company established a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which aims to simplify aspects of accounting for share-based payment transactions, including: presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. In addition, the new guidance eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Certain provisions of ASU 2016-09 are required to be adopted prospectively, notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions require modified retrospective application or in some cases full retrospective application. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Reclassifications

The Company has made reclassifications to certain amounts in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2016. The reclassifications did not have an impact on net income or earnings per share.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 15.16% at July 31, 2016. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2016	April 30, 2016

Gross contract amount	$532,620	$504,149
Less unearned finance charges	(72,050)	(66,871)
Principal balance	460,570	437,278
Less allowance for credit losses	(108,022)	(102,485)

Finance receivables, net	$352,548	$334,793

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2016	2015

Balance at beginning of period	$334,793	$324,144
Finance receivable originations	120,848	117,341
Finance receivable collections	(58,036)	(58,943)
Provision for credit losses	(33,381)	(35,345)
Losses on claims for payment protection plan	(3,107)	(3,155)
Inventory acquired in repossession and payment protection plan claims	(8,569)	(11,743)

Balance at end of period	$352,548	$332,299

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2016	2015

Balance at beginning of period	$102,485	$93,224
Provision for credit losses	33,381	35,345
Charge-offs, net of recovered collateral	(27,844)	(32,987)

Balance at end of period	$108,022	$95,582

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 6.2% for the three months ended July 31, 2016 compared to 7.8% for the same period in the prior year. This improvement in net charge-offs for the first fiscal quarter is primarily due to a decrease in the frequency of losses as a result of the low delinquencies greater than 30 days at April 30, 2016 of 3.0%, significantly lower than at April 30, 2015 at 5.8%.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 13.0% for the three months ended July 31, 2016 compared to 14.0% for the prior year period. The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term coupled with slightly higher delinquencies. Delinquencies greater than 30 days were 4.4% for July 31, 2016 and 3.8% at July 31, 2015.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. The Company continues to focus on operational improvements within the collections area such as credit reporting for customers and further implementation and integration of GPS technology on vehicles sold.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2016		April 30, 2016		July 31, 2015

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$381,685	82.88%	$378,631	86.59%	$355,263	83.03%
3 - 29 days past due	58,740	12.75%	45,631	10.43%	56,247	13.15%
30 - 60 days past due	14,749	3.20%	8,429	1.93%	12,030	2.81%
61 - 90 days past due	3,728	0.81%	3,498	0.80%	2,955	0.69%
> 90 days past due	1,668	0.36%	1,089	0.25%	1,386	0.32%
Total	$460,570	100.00%	$437,278	100.00%	$427,881	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The Company believes that improvement in the past due percentages is driven in part by the proper execution of best collections efforts at all dealerships.

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

	Three Months Ended July 31,
	2016	2015

Principal collected as a percent of average finance receivables	13.0%	14.0%
Average down-payment percentage	6.0%	6.6%
Average originating contract term (in months)	29.3	28.2

	July 31, 2016	July 31, 2015
Portfolio weighted average contract term, including modifications (in months)	31.7	30.4

The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term, coupled with slightly higher delinquencies. The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2016	April 30, 2016
Land	$6,711	$6,711
Buildings and improvements	11,955	11,928
Furniture, fixtures and equipment	15,017	14,941
Leasehold improvements	23,579	23,308
Construction in progress	430	250
Less accumulated depreciation and amortization	(23,510)	(22,383)
Total	$34,182	$34,755

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2016	April 30, 2016
Employee compensation	$5,527	$3,684
Cash overdrafts (see Note B)	2,088	-
Deferred sales tax (see Note B)	2,869	2,736
Other	4,772	4,825
Total	$15,256	$11,245

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2016	April 30, 2016
Revolving credit facilities	$172,500	LIBOR + 2.375%	October 8, 2017	$117,369	$107,386
		(2.86% at July 31, 2016 and 2.81% at April 30, 2016)

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

On February 18, 2016, the Company exercised an option under its existing credit agreement to increase the total revolving credit facilities by $27.5 million from $145 million to $172.5 million. The increase in the total revolving credit commitments was made pursuant to the aforementioned accordion feature of the Credit Facilities, which allows the Company to increase the total revolver commitments by up to an additional $55 million (up to $200 million in total commitments), subject to lender approval and/or successful syndication.

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

The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning October 8, 2014 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 30% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases at least 12.5% of the aggregate funds committed under the credit facilities remain available.

The Company was in compliance with the covenants at July 31, 2016. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2016, the Company had additional availability of approximately $52.8 million under the revolving credit facilities.

The Company recognized approximately $70,000 and $48,000 of amortization for the three months ended July 31, 2016 and 2015, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During fiscal 2016, the Company implemented the guidance in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. As a result, debt issuance costs of approximately $326,000 and $396,000 as of July 31, 2016 and April 30, 2016, respectively, are shown as a deduction from the revolving credit facilities in the Condensed Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $491,000 and $516,000 as of July 31, 2016 and April 30, 2016, respectively.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2016 and April 30, 2016:

	July 31, 2016		April 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$371	$371	$602	$602
Finance receivables, net	352,548	283,251	334,793	268,926
Accounts payable	14,468	14,468	12,313	12,313
Revolving credit facilities and notes payable	117,534	117,534	107,902	107,902

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2016, will ultimately be collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2016	2015
Weighted average shares outstanding-basic	7,948,925	8,513,440
Dilutive options and restricted stock	236,152	396,157
Weighted average shares outstanding-diluted	8,185,077	8,909,597
Antidilutive securities not included:
Options	410,500	258,000
Restricted stock	9,000	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2016 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $532,000 ($334,000 after tax effects) and $664,000 ($416,000 after tax effects) for the three months ended July 31, 2016 and 2015, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under two stock option plans approved by the shareholders, the 1997 Stock Option Plan (“1997 Plan”) and the Amended and Restated Stock Option Plan, formerly the 2007 Stock Option Plan (the “2007 Plan”). While previously granted options remain outstanding, no additional option grants may be made under the 1997 Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2017 through 2026.

	1997 Plan	Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Last expiration date for outstanding options	July 2, 2017	May 1, 2026
Shares available for grant at July 31, 2016	-	272,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2016	2015
Expected term (years)	5.5	5.5
Risk-free interest rate	1.32%	1.56%
Volatility	36%	34%
Dividend yield	-	-

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

There were 30,000 options granted during the three months ended July 31, 2016 and 238,750 options granted during the three months ended July 31, 2015. The grant-date fair value of options granted during the three months ended July 31, 2016 and 2015 was $279,000 and $4.3 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense on a pre-tax basis was $507,000 ($318,000 after tax effects) and $627,000 ($393,000 after tax effects) for the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, the Company had approximately $3.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 3.5 years.

In May 2015, key employees of the Company were granted 99,750 performance based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of July 31, 2016, the Company had $1.1 million in unrecognized compensation expense related to 66,500 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at July 31, 2016 and 2015 was $12.2 million and $21.4 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2016	2015

Options exercised	3,750	17,750
Cash received from option exercises	$77	$245
Intrinsic value of options exercised	$14	$690

As of July 31, 2016 there were 930,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $11.8 million and a weighted average remaining contractual life of 3.4 years and a weighted average exercise price of $23.44.

Stock Incentive Plan

On October 14, 2009, the shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Stock Incentive Plan to 350,000.  On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan, which extended the term of the Stock Incentive Plan to June 10, 2025. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were no restricted shares granted during the first three months of fiscal 2017 or fiscal 2016. A total of 178,027 shares remained available for award at July 31, 2016. There were 9,000 unvested shares at July 31, 2016 with a weighted average grant date fair value of $52.10.

The Company recorded compensation cost of approximately $18,000 ($11,000 after tax effects) and $25,000 ($16,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, the Company had approximately $352,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.8 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2016 or during the first three months of fiscal 2017.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2016.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2016	2015
Supplemental disclosures:
Interest paid	$944	$990
Income taxes paid, net	451	86
Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	8,569	11,743
Loss accrued on disposal of property and equipment	400	-

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2016, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 14% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 2.2% for the first three months of fiscal 2017 compared to the same period of fiscal 2016 due primarily to a 7% increase in interest income and a 4.3% increase in the average selling price to $10,393, partially offset by a 2.3% decrease in retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from approximately 21.1% in fiscal 2012 to 28.5% in fiscal 2016 (27.6% excluding the effect of the increase in the allowance for credit losses in the second quarter of fiscal 2016) (average of 25.1%). The higher credit losses as a percentage of sales for fiscal 2016 of 28.5% were primarily a result of competitive pressures remaining elevated and the increased number of newer dealerships weighing on credit loss results. For the first three months of fiscal 2017, credit losses as a percentage of sales decreased to 25.7%, resulting from a decrease in the frequency of losses as a result of the low delinquencies greater than 30 days at April 30, 2016 of 3.0%, significantly lower than at April 30, 2015 at 5.8%.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company does believe, however, that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent years, a negative impact on collections. Additionally, increased competition for used vehicle financing has recently had a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area; the Company’s training department continues to spend significant time and effort on collections improvements. The Support Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes can have a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the period from fiscal 2011 through fiscal 2016, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. Gross margin as a percentage of sales for fiscal 2016 was 39.8%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. For the first three months of fiscal 2017, gross margin increased to 41.8% of sales primarily due to a decrease in the level of wholesales due to lower repossession activity, and lower vehicle repair expenses that had negatively impacted gross margins in fiscal 2016. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The Company has added resources to recruit, train, and develop personnel, especially personnel targeted for dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2016	Three Months Ended
	July 31,		vs.	July 31,
	2016	2015	2015	2016	2015
Revenues:
Sales	$129,684	$127,595	1.6%	100.0	100.0
Interest income	16,156	15,095	7.0	12.5	11.8
Total	145,840	142,690	2.2
Costs and expenses:
Cost of sales, excluding depreciation shown below	75,513	75,087	0.6	58.2	58.8
Selling, general and administrative	23,168	23,125	0.2	17.9	18.1
Provision for credit losses	33,381	35,345	(5.6)	25.7	27.7
Interest expense	944	760	24.2	0.7	0.6
Depreciation and amortization	1,096	1,010	8.5	0.8	0.8
Loss on disposal of property and equipment	400	-	100.0	0.3	-
Total	134,502	135,327	(0.6)
Pretax income	$11,338	$7,363		8.7%	5.8%
Operating Data:
Retail units sold	11,957	12,244
Average stores in operation	143	141
Average units sold per store per month	27.9	28.9
Average retail sales price	$10,393	$9,965
Same store revenue change	0.5%	8.9%
Period End Data:
Stores open	143	142
Accounts over 30 days past due	4.4%	3.8%

Three Months Ended July 31, 2016 vs. Three Months Ended July 31, 2015

Revenues increased by approximately $3.2 million, or 2.2%, for the three months ended July 31, 2016 as compared to the same period in the prior fiscal year. This increase resulted from revenue growth at dealerships opened after July 31, 2015 ($3.6 million) and dealerships that operated a full three months in both current and prior year first quarter ($714,000), partially offset by a net decrease in revenue related to dealerships opened during or closed after the three months ended July 31, 2015 ($1.1 million). Interest income increased approximately $1.1 million for the three months ended July 31, 2016, as compared to the same period in the prior fiscal year primarily due to the $26 million increase in average finance receivables, and to a lesser extent to the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 58.2% for the three months ended July 31, 2016 compared to 58.8% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.8% for the current year period compared to 41.2% for the prior year period. The higher gross margin percentage relates to lower wholesale volumes and losses and lower repair expenses, partially offset by the effect of a higher average selling price. The average retail sales price for the first quarter of fiscal 2017 was $10,393, a $428 increase over the prior year quarter. Increases in the volume of wholesales sales, resulting from higher credit losses, negatively affected our gross margin percentages in the first quarter of fiscal 2016.

The increase in average retail sales price during the first quarter of fiscal 2017 largely relates to an increase in the Company’s purchase costs. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. The increased purchase costs are the result of a combination of consumer demand for the types of vehicles the Company purchases for resale, which remains high relative to supply, and a strategic management decision to purchase higher quality vehicles for our customers. The high demand and tight supply of the vehicles we purchase for resale are largely related to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles. We continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 17.9% for the three months ended July 31, 2016, a decrease of 0.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $43,000 in the first quarter of fiscal 2017 compared to the same period of the prior fiscal year, related primarily to higher payroll costs.

Provision for credit losses as a percentage of sales was 25.7% for the three months ended July 31, 2016 compared to 27.7% for the three months ended July 31, 2015. Net charge-offs as a percentage of average finance receivables were 6.2% for the three months ended July 31, 2016 compared to 7.8% for the prior year quarter. The decreases in the provision and net charge-offs for the most recent quarter related to a decrease in per vehicle losses caused by a lower frequency of losses, partially offset by a slight increase in severity related to the higher selling price and the related higher principal at the loss date. The Company has implemented several operational initiatives (including credit reporting and installing GPS technology on vehicles) for the collections area and continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions are expected to continue to put pressure on our customers and the resulting collections of our finance receivables. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased slightly to 0.7% for the three months ended July 31, 2016 compared to 0.6% for the same period of the prior fiscal year. Average borrowings during the three months ended July 31, 2016 were $113.9 million, compared to $104.3 million for the prior year quarter.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2016	April 30, 2016
Assets:
Finance receivables, net	$352,548	$334,793
Inventory	33,824	29,879
Property and equipment, net	34,182	34,755
Liabilities:
Accounts payable and accrued liabilities	29,724	23,558
Deferred revenue	28,485	27,339
Income taxes payable (receivable), net	1,940	(894)
Deferred tax liabilities, net	19,223	18,280
Debt facilities and notes payable	117,534	107,902

Historically, finance receivables tended to grow slightly faster than revenue.  For fiscal year 2016, revenue growth exceeded growth in net finance receivables. During the first quarter of fiscal 2017, finance receivables grew slightly faster than revenue, consistent with the historical trends. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first three months of fiscal 2017, inventory increased by $3.9 million compared to inventory at April 30, 2016. This increase in inventory was attributable to an increase in purchasing levels to meet demand and provide an adequate supply of affordable vehicles. The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, decreased by $573,000 at July 31, 2016 as compared to property and equipment, net, at April 30, 2016. The Company incurred $523,000 in expenditures to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased by $6.2 million during the first three months of fiscal 2017 as compared to accounts payable and accrued liabilities at April 30, 2016 related primarily to increases in inventory, cash overdrafts and accrued employee compensation.

Income taxes payable (receivable), net, increased by $2.8 million at July 31, 2016 as compared to April 30, 2016 primarily due to the timing of quarterly tax payments.

Deferred revenue increased $1.1 million at July 31, 2016 as compared to April 30, 2016 primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $943,000 at July 31, 2016 as compared to April 30, 2016 due primarily to the change in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2017, the Company funded finance receivables growth of $23.3 million, inventory growth of $3.9 million, capital expenditures of $523,000 and common stock repurchases of $7.2 million with income from operations and a $9.6 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2016	2015
Operating activities:
Net income	$7,109	$4,616
Provision for credit losses	33,381	35,345
Losses on claims for payment protection plan	3,107	3,155
Depreciation and amortization	1,096	1,010
Stock based compensation	532	665
Finance receivable originations	(120,848)	(117,341)
Finance receivable collections	58,036	58,943
Inventory	4,624	7,690
Accounts payable and accrued liabilities	3,678	1,890
Deferred payment protection plan revenue	812	540
Deferred service contract revenue	334	514
Income taxes, net	2,834	2,192
Deferred income taxes	943	469
Accrued interest on finance receivables	(441)	192
Other	508	162
Total	(4,295)	42
Investing activities:
Purchase of property and equipment	(523)	(1,398)
Total	(523)	(1,398)
Financing activities:
Revolving credit facilities, net	9,588	2,725
Payments on note payable	(26)	-
Change in cash overdrafts	2,088	392
Purchase of common stock	(7,165)	(2,311)
Dividend payments	(10)	(10)
Exercise of stock options, including tax benefits and issuance of common stock	112	505
Total	4,587	1,301
Decrease in cash	$(231)	$(55)

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

Cash flows used in operations for the three months ended July 31, 2016 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income and (ii) higher accounts payable and accrued liabilities, offset by (iv) an increase in finance receivables originations, (v) an increase in inventory, and (vi) a lower non-cash charge for credit losses. Finance receivables, net, increased by $17.8 million from April 30, 2016 to July 31, 2016.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2016, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2016, the Company had approximately $371,000 of cash on hand and an additional $52.8 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in October 2017 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $3.4 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2016 in the Company’s Annual Report on Form 10-K.

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

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2016.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2016.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2016, the weighted average total contract term was 31.7 months with 23.3 months remaining. The reserve amount in the allowance for credit losses at July 31, 2016, $108.0 million, was 25% of the principal balance in finance receivables of $460.6 million, less unearned payment protection plan revenue of $18.1 million and unearned service contract revenue of $10.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2016 was 11.8 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $4.3 million.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which aims to simplify aspects of accounting for share-based payment transactions, including: presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. In addition, the new guidance eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Certain provisions of ASU 2016-09 are required to be adopted prospectively, notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions require modified retrospective application or in some cases full retrospective application. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $117.4 million outstanding under its revolving credit facilities at July 31, 2016. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.2 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2016, the Board of Directors approved the repurchase of an additional one million shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2016 through May 31, 2016	23,600	$24.30	23,600	305,360
June 1, 2016 through June 30, 2016	174,537	$25.04	174,537	130,823
July 1, 2016 through July 31, 2016	74,955	$29.62	74,955	1,055,868
Total	273,092	$26.23	273,092

(1)	The above described stock repurchase program has no expiration date.

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

America’s Car-Mart, Inc.

By:	/s/ William H. Henderson
William H. Henderson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Vickie D. Judy
Vickie D. Judy
Vice President, Accounting
(Principal Accounting Officer)

Dated: September 6, 2016