Form 10-Q
period 2017-01-31
AMERICAS CARMART INC
filed 2017-03-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 6, 2017
Common stock, par value $.01 per share	7,797,138

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2017	April 30, 2016
Assets:
Cash and cash equivalents	$254	$602
Accrued interest on finance receivables	2,318	1,716
Finance receivables, net	363,536	334,793
Inventory	32,303	29,879
Prepaid expenses and other assets	4,572	3,302
Income taxes receivable, net	-	894
Goodwill	355	355
Property and equipment, net	31,313	34,755

Total Assets	$434,651	$406,296

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$10,544	$12,313
Deferred payment protection plan revenue	18,158	17,304
Deferred service contract revenue	9,924	10,035
Accrued liabilities	16,903	11,245
Income taxes payable, net	1,179	-
Deferred income tax liabilities, net	19,440	18,280
Revolving credit facilities and notes payable	118,785	107,902
Total liabilities	194,933	177,079

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,875,532 and 12,726,560 issued at January 31, 2017 and April 30, 2016, respectively, of which 7,921,954 and 8,073,820 were outstanding at January 31, 2017 and April 30, 2016, respectively	129	127
Additional paid-in capital	68,512	64,771
Retained earnings	320,287	305,354
Less: Treasury stock, at cost, 4,953,578 and 4,652,740 shares at January 31, 2017 and April 30, 2016, respectively	(149,710)	(141,535)
Total stockholders' equity	239,218	228,717
Non-controlling interest	100	100
Total equity	239,318	228,817

Total Liabilities, Mezzanine Equity and Equity	$434,651	$406,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenues:
Sales	$121,263	$121,791	$384,117	$367,056
Interest and other income	17,521	15,672	50,717	46,101

Total revenue	138,784	137,463	434,834	413,157

Costs and expenses:
Cost of sales	71,836	72,702	225,346	219,385
Selling, general and administrative	22,654	23,568	68,476	68,932
Provision for credit losses	37,645	32,786	110,467	106,225
Interest expense	1,060	831	3,040	2,383
Depreciation and amortization	1,059	1,008	3,235	3,056
Loss on disposal of property and equipment	7	27	406	46
Total costs and expenses	134,261	130,922	410,970	400,027

Income before taxes	4,523	6,541	23,864	13,130

Provision for income taxes	1,687	2,439	8,901	4,897

Net income	$2,836	$4,102	$14,963	$8,233

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$2,826	$4,092	$14,933	$8,203

Earnings per share:
Basic	$0.36	$0.49	$1.89	$0.97
Diluted	$0.35	$0.47	$1.83	$0.93

Weighted average number of shares used in calculation:
Basic	7,893,737	8,367,728	7,891,908	8,451,029
Diluted	8,175,754	8,615,757	8,165,931	8,774,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2017	2016
Net income	$14,963	$8,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	110,467	106,225
Losses on claims for payment protection plan	11,260	9,815
Depreciation and amortization	3,235	3,056
Amortization of debt issuance costs	197	144
Loss on disposal of property and equipment	406	46
Stock based compensation	1,020	1,236
Deferred income taxes	1,160	(553)
Excess tax benefit from share based compensation	(942)	(238)
Change in operating assets and liabilities:
Finance receivable originations	(356,776)	(336,508)
Finance receivable collections	175,696	173,949
Accrued interest on finance receivables	(602)	(40)
Inventory	28,186	23,767
Prepaid expenses and other assets	(1,271)	295
Accounts payable and accrued liabilities	603	4,364
Deferred payment protection plan revenue	854	1,062
Deferred service contract revenue	(110)	88
Income taxes, net	3,015	(200)
Net cash used in operating activities	(8,639)	(5,259)

Investing Activities:
Purchase of property and equipment	(1,424)	(4,201)
Proceeds from sale of property and equipment	924	-
Net cash used in investing activities	(500)	(4,201)

Financing Activities:
Exercise of stock options	1,675	400
Excess tax benefit from share based compensation	942	238
Issuance of common stock	106	144
Purchase of common stock	(8,175)	(10,485)
Dividend payments	(30)	(30)
Change in cash overdrafts	3,587	(581)
Debt issuance costs	(378)	-
Payments on note payable	(77)	(8)
Proceeds from revolving credit facilities	278,304	272,427
Payments on revolving credit facilities	(267,163)	(252,845)
Net cash provided by financing activities	8,791	9,260

Decrease in cash and cash equivalents	(348)	(200)
Cash and cash equivalents, beginning of period	602	790

Cash and cash equivalents, end of period	$254	$590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2017, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2016.

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

Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facilities mature in December 2019.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning December 12, 2016 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 15.7% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.3 million at January 31, 2017 and $1.7 million April 30, 2016 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 73% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2017, 4.7% of the Company’s finance receivable balances were 30 days or more past due compared to 5.0% at January 31, 2016.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2017, on average, accounts were approximately 62 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2017, the weighted average total contract term was 31.9 months with 23.0 months remaining. The reserve amount in the allowance for credit losses at January 31, 2017, $111.8 million, was 25% of the principal balance in finance receivables of $475.4 million, less unearned payment protection plan revenue of $18.2 million and unearned service contract revenue of $9.9 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2017 was 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2017 or April 30, 2016.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for additions, remodels and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period. The lease period includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed using the straight-line method, generally over the following estimated useful lives:

Furniture, fixtures and equipment (in years)	3	to	7
Leasehold improvements (in years)	5	to	15
Buildings and improvements (in years)	18	to	39

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2017 or April 30, 2016.

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

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2017	2016	2017	2016

Sales – used autos	$103,249	$105,435	$331,376	$316,269
Wholesales – third party	5,764	5,097	16,710	16,939
Service contract sales	7,094	6,784	21,072	20,327
Payment protection plan revenue	5,156	4,475	14,959	13,521

Total	$121,263	$121,791	$384,117	$367,056

At January 31, 2017 and 2016, finance receivables more than 90 days past due were approximately $2.0 million and $2.1 million, respectively. Late fee revenues totaled approximately $1.4 million and $1.5 million for the nine months ended January 31, 2017 and 2016, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Treasury Stock

The Company purchased 300,838 shares of its common stock to be held as treasury stock for a total cost of $8.2 million during the first nine months of fiscal 2017 and 342,171 shares for a total cost of $10.5 million during the first nine months of fiscal 2016. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. During fiscal 2016, the Company established a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements, and expects to complete that evaluation by the end of fiscal 2017.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 15.7% at January 31, 2017. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2017	April 30, 2016

Gross contract amount	$549,329	$504,149
Less unearned finance charges	(73,975)	(66,871)
Principal balance	475,354	437,278
Less allowance for credit losses	(111,818)	(102,485)

Finance receivables, net	$363,536	$334,793

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2017	2016

Balance at beginning of period	$334,793	$324,144
Finance receivable originations	356,776	336,508
Finance receivable collections	(175,696)	(173,949)
Provision for credit losses	(110,467)	(106,225)
Losses on claims for payment protection plan	(11,260)	(9,815)
Inventory acquired in repossession and payment protection plan claims	(30,610)	(31,594)

Balance at end of period	$363,536	$339,069

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2017	2016

Balance at beginning of period	$102,485	$93,224
Provision for credit losses	110,467	106,225
Charge-offs, net of recovered collateral	(101,134)	(95,221)

Balance at end of period	$111,818	$104,228

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 21.8% for the nine months ended January 31, 2017 compared to 22.2% for the same period in the prior year. This improvement in net charge-offs is primarily due to a decrease in the frequency of losses as a result of the low delinquencies greater than 30 days at April 30, 2016 of 3.0%, significantly lower than 5.8% at April 30, 2015.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 37.9% for the nine months ended January 31, 2017 compared to 40.6% for the prior year period. The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term, higher levels of contract modifications, higher delinquencies and, to a lesser extent, the increase in the contract interest rate. Delinquencies greater than 30 days were 4.7% for January 31, 2017 and 5.0% at January 31, 2016.

Macro-economic factors, the competitive environment on the funding side, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. The Company continues to focus on operational improvements within the collections area.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2017		April 30, 2016		January 31, 2016

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$371,078	78.06%	$378,631	86.59%	$364,453	82.22%
3 - 29 days past due	81,887	17.23%	45,631	10.43%	56,835	12.82%
30 - 60 days past due	15,957	3.36%	8,429	1.93%	15,087	3.40%
61 - 90 days past due	4,395	0.92%	3,498	0.80%	4,790	1.08%
> 90 days past due	2,037	0.43%	1,089	0.25%	2,131	0.48%
Total	$475,354	100.00%	$437,278	100.00%	$443,296	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The third quarter of fiscal 2017 ended on a Tuesday, which is believed to contribute to the decrease in current receivables at quarter end.

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

	Nine Months Ended January 31,
	2017	2016

Principal collected as a percent of average finance receivables	37.9%	40.6%
Average down-payment percentage	5.3%	6.1%
Average originating contract term (in months)	29.3	28.6

	2017	2016
Portfolio weighted average contract term, including modifications (in months)	31.9	30.9

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2017	April 30, 2016

Land	$6,738	$6,711
Buildings and improvements	11,976	11,928
Furniture, fixtures and equipment	13,233	14,941
Leasehold improvements	24,347	23,308
Construction in progress	291	250
Less accumulated depreciation and amortization	(25,272)	(22,383)

Total	$31,313	$34,755

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2017	April 30, 2016

Employee compensation	$5,762	$3,684
Cash overdrafts (see Note B)	3,587	-
Deferred sales tax (see Note B)	2,978	2,736
Other	4,576	4,825

Total	$16,903	$11,245

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	January 31, 2017	April 30, 2016

Revolving credit facilities	$200,000	LIBOR + 2.375%	December 12, 2019	$118,346	$107,386
		(3.14% at January 31, 2017 and 2.81% at April 30, 2016)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement with a group of lenders providing revolving credit facilities totaling $125 million (“Credit Facilities”). The Credit Facilities were amended on September 30, 2012, February 4, 2013, June 24, 2013, February 13, 2014 and October 8, 2014, respectively. The first amendment increased the total revolving commitment to $145 million. The second amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms. The third amendment extended the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate. The fourth amendment amended the structure of the debt covenants related to the application of the fixed charge coverage ratio calculation.  As amended, the fixed charge coverage ratio calculation will be required only if availability, as defined, under the revolving credit facilities is less than specified thresholds.  The fourth amendment also increased allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows the sale of certain vehicle contracts to third parties.

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

The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning December 12, 2016 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases at least 12.5% of the aggregate funds committed under the credit facilities remain available.

The Company was in compliance with the covenants at January 31, 2017. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2017, the Company had additional availability of approximately $78 million under the revolving credit facilities.

The Company recognized approximately $197,000 and $144,000 of amortization for the nine months ended January 31, 2017 and 2016, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the quarter ended January 31, 2017, the Company incurred approximately $378,000 in debt issuance costs related to the Second Amended and Restated Loan and Security Agreement.

During fiscal 2016, the Company implemented the guidance in ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. As a result, debt issuance costs of approximately $576,000 and $396,000 as of January 31, 2017 and April 30, 2016, respectively, are shown as a deduction from the revolving credit facilities in the Condensed Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $439,000 and $516,000 as of January 31, 2017 and April 30, 2016, respectively.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2017 and April 30, 2016:

	January 31, 2017		April 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$254	$254	$602	$602
Finance receivables, net	363,536	292,343	334,793	268,926
Accounts payable	10,544	10,544	12,313	12,313
Revolving credit facilities and notes payable	118,785	118,785	107,902	107,902

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2017, will ultimately be collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Weighted average shares outstanding-basic	7,893,737	8,367,728	7,891,908	8,451,029
Dilutive options and restricted stock	282,017	248,029	274,023	323,305

Weighted average shares outstanding-diluted	8,175,754	8,615,757	8,165,931	8,774,334

Antidilutive securities not included:
Options	327,750	373,000	360,500	294,000
Restricted stock	-	9,500	6,333	6,333

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2017 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1 million ($627,000 after tax effects) and $1.2 million ($759,000 after tax effects) for the nine months ended January 31, 2017 and 2016, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2017 through 2026.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	August 10, 2026
Shares available for grant at January 31, 2017	286,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2017	2016
Expected term (years)	5.5	5.5
Risk-free interest rate	1.28%	1.58%
Volatility	36%	34%
Dividend yield	-	-

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

There were 35,000 options granted during the nine months ended January 31, 2017 and 298,750 options granted during the nine months ended January 31, 2016. The grant-date fair value of options granted during the nine months ended January 31, 2017 and 2016 was $338,000 and $5.2 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $923,000 ($579,000 after tax effects) and $1.1 million ($710,000 after tax effects) for the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, the Company had approximately $2.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 3.1 years.

As of January 31, 2017, there were 131,125 performance based stock options outstanding that were granted in fiscal year 2016 with a five-year performance period ending April 30, 2020. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of January 31, 2017, the Company had $1.1 million in unrecognized compensation expense related to 62,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at January 31, 2017 and 2016 was $13.7 million and $2.9 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2017	2016

Options exercised	169,500	30,750
Cash received from option exercises	$1,675	$400
Intrinsic value of options exercised	$4,374	$943

As of January 31, 2017, there were 764,500 vested and exercisable stock options outstanding with an aggregate intrinsic value of $13 million, a weighted average remaining contractual life of 3.29 years, and a weighted average exercise price of $25.49.

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

There were 10,000 restricted shares granted during the nine months ended January 31, 2017 and no restricted shares granted during the nine months ended January 31, 2016. A total of 169,527 shares remained available for award at January 31, 2017. There were 17,500 unvested restricted shares outstanding as of January 31, 2017 with a weighted average grant date fair value of $45.06.

The Company recorded compensation cost of approximately $78,000 ($49,000 after tax effects) and $74,000 ($47,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017, the Company had approximately $612,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.0 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2016 or during the first nine months of fiscal 2017.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2017.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2017	2016
Supplemental disclosures:
Interest paid	$3,040	$2,614
Income taxes paid, net	4,726	5,650

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	30,610	31,594
Loss accrued (incurred) on disposal of property and equipment	(300)	-
Purchase of property and equipment using the issuance of debt	-	550

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2017, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 14% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 5.2% for the first nine months of fiscal 2017 compared to the same period of fiscal 2016 due primarily to a 2.5% increase in units sold, a 2.3% increase in the average selling price to $10,500, and a 10.0% increase in interest income.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from approximately 21.1% in fiscal 2012 to 28.5% in fiscal 2016 (27.6% excluding the effect of the increase in the allowance for credit losses in the second quarter of fiscal 2016) (average of 25.1%). The higher credit losses as a percentage of sales for fiscal 2016 of 28.5% were primarily a result of competitive pressures remaining elevated and the increased number of newer dealerships weighing on credit loss results. For the first nine months of fiscal 2017, credit losses as a percentage of sales were 28.8%.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company does believe, however, that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and have had in recent years, a negative impact on collections. Additionally, increased competition for used vehicle financing in recent years has had a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and the use of GPS units on vehicles. Additionally, the Company has placed significant focus on the collection area; the Company’s training department continues to spend significant time and effort on collections improvements. The Field Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. Also, turnover at the dealership level for collections positions is down compared to historical levels, which management believes can have a positive effect on collection results. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margins as a percentage of sales have been fairly consistent from year to year. Over the period from fiscal 2011 through fiscal 2016, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. Gross margin as a percentage of sales for fiscal 2016 was 39.8%. The Company’s gross margins are based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages. Gross margins in recent years have been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. Additionally, the percentage of wholesale sales to retail sales, which relate for the most part to repossessed vehicles sold at or near cost, can have a significant effect on overall gross margins. For the first nine months of fiscal 2017, gross margin increased to 41.3% of sales primarily due to a decrease in the level of wholesales due to lower repossession activity, as well as a Company-wide effort to reduce vehicle repair expenses which had also negatively impacted gross margins in fiscal 2016. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2017 vs.	Three Months Ended January 31,
	2017	2016	2016	2017	2016

Revenues:
Sales	$121,263	$121,791	(0.4)%	100.0	100.0
Interest income	17,521	15,672	11.8	14.4	12.9
Total	138,784	137,463	1.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	71,836	72,702	(1.2)	59.2	59.7
Selling, general and administrative	22,654	23,568	(3.9)	18.7	19.4
Provision for credit losses	37,645	32,786	14.8	31.0	26.9
Interest expense	1,060	831	27.6	0.9	0.7
Depreciation and amortization	1,059	1,008	5.1	0.9	0.8
Loss on disposal of property and equipment	7	27	(74.1)	-	-
Total	134,261	130,922	2.6

Pretax income (loss)	$4,523	$6,541		3.7	5.4

Operating Data:
Retail units sold	10,866	11,013
Average stores in operation	143	147
Average units sold per store per month	25.3	25.0
Average retail sales price	$10,629	$10,599
Same store revenue change	1.1%	0.0%

Period End Data:
Stores open	143	147
Accounts over 30 days past due	4.7%	5.0%

Three Months Ended January 31, 2017 vs. Three Months Ended January 31, 2016

Revenues increased by approximately $1.3 million, or 1.0%, for the three months ended January 31, 2017 as compared to the same period in the prior fiscal year. This increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year third quarter ($1.5 million), revenue growth from dealerships opened during or after the prior year quarter ($880,000), offset by lower revenues at dealerships closed after the three months ended January 31, 2016 (slightly less than $1.1 million). Interest income increased approximately $1.8 million for the three months ended January 31, 2017, as compared to the same period in the prior fiscal year primarily due to the $37.8 million increase in average finance receivables, and to a lesser extent to the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 59.2% for the three months ended January 31, 2017 compared to 59.7% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.8% for the current year period compared to 40.3% for the prior year period. The higher gross margin percentage primarily relates to lower repair expenses and improved inventory quality and turns, partially offset by the effect of a higher average selling price. The average retail sales price for the third quarter of fiscal 2017 was $10,629, a $30 increase over the prior year quarter. Increases in the volume of wholesales sales, resulting from higher credit losses, negatively affected our gross margin percentages in the third quarter of fiscal 2016.

The increase in average retail sales price during the third quarter of fiscal 2017 largely relates to an increase in the Company’s purchase costs. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. The increased purchase costs are the result of a combination of consumer demand for the types of vehicles the Company purchases for resale, which remains high relative to supply, and a strategic management decision to purchase higher quality vehicles for our customers. The high demand and tight supply of the vehicles we purchase for resale are largely related to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles. We continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.7% for the three months ended January 31, 2017, a decrease of 0.7% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses decreased approximately $914,000 in the third quarter of fiscal 2017 compared to the same period of the prior fiscal year. The Company continues to focus on controlling costs, at the same time ensuring a solid infrastructure.

Provision for credit losses as a percentage of sales was 31.0% for the three months ended January 31, 2017 compared to 26.9% for the three months ended January 31, 2016. Net charge-offs as a percentage of average finance receivables were 7.8% for the three months ended January 31, 2017 compared to 6.6% for the prior year quarter. The increase related to a higher frequency of losses. The Company continues to push for improvements and better execution of its collection practices. However, the extended challenging macro-economic and competitive conditions, and low wholesale values are expected to continue to put pressure on our customers and the resulting collections of our finance receivables. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 0.9% for the three months ended January 31, 2017 compared to 0.7% for the same period of the prior fiscal year. Average borrowings during the three months ended January 31, 2017 were $120.1 million, compared to $114.3 million for the prior year quarter.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2017 vs.	Nine Months Ended January 31,
	2017	2016	2016	2017	2016

Revenues:
Sales	$384,117	$367,056	4.6%	100.0	100.0
Interest income	50,717	46,101	10.0	13.2	12.6
Total	434,834	413,157	5.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	225,346	219,385	2.7	58.7	59.8
Selling, general and administrative	68,476	68,932	(0.7)	17.8	18.8
Provision for credit losses	110,467	106,225	4.0	28.8	28.9
Interest expense	3,040	2,383	27.6	0.8	0.6
Depreciation and amortization	3,235	3,056	5.9	0.8	0.8
Loss on Disposal of Property and Equipment	406	46	782.6	0.1	-
Total	410,970	400,027	2.7

Pretax income	$23,864	$13,130		6.2	3.6

Operating Data:
Retail units sold	34,990	34,138
Average stores in operation	143	144
Average units sold per store per month	27.2	26.4
Average retail sales price	$10,500	$10,259
Same store revenue change	4.2%	1.3%

Period End Data:
Stores open	143	147
Accounts over 30 days past due	4.7%	5.0%

Nine Months Ended January 31, 2017 vs. Nine Months Ended January 31, 2016

Revenues increased by approximately $21.7 million, or 5.2%, for the nine months ended January 31, 2017 as compared to the same period in the prior fiscal year. This increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year period ($17.2 million), and dealerships opened during the nine months ended January 31, 2016 ($8.4 million), partially offset by lower revenues due to dealerships closed after the nine months ended January 31, 2016 ($3.9 million). Interest income increased approximately $4.6 million for the nine months ended January 31, 2017, as compared to the same period in the prior fiscal year primarily due to the $35 million increase in average finance receivables, and to a lesser extent to the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 58.7% for the nine months ended January 31, 2017 compared to 59.8% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.3% for the current year period compared to 40.2% for the prior year period. The higher gross margin percentage relates to lower repair expenses, partially offset by the effect of a higher average selling price. The average retail sales price for the period ended January 31, 2017 was $10,500, a $241 increase over the prior year period. Increases in the volume of wholesales sales, resulting from higher credit losses, negatively affected our gross margin percentages in the first nine months of fiscal 2016.

Selling, general and administrative expenses, as a percentage of sales, were 17.8% for the nine months ended January 31, 2017, a decrease of 1.0% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses decreased approximately $456,000 in the first nine months of fiscal 2017 compared to the same period of the prior fiscal year.

Provision for credit losses as a percentage of sales was 28.8% for the period ended January 31, 2017 compared to 28.9% (27.6% excluding a $3 million non-cash after-tax charge resulting from an increase to the allowance for credit losses) for the period ended January 31, 2016. Net charge-offs as a percentage of average finance receivables were 21.8% for the nine months ended January 31, 2017 compared to 22.2% for the prior year period. The decrease in the net charge-offs primarily related to a decrease in the frequency of losses. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 0.8% for the nine months ended January 31, 2017 compared to 0.6% for the same period of the prior fiscal year. The overall dollar increase in interest expense was attributable to higher average borrowings during the nine months ended January 31, 2017 as compared to the same period in the prior fiscal year ($119.2 million compared to $108.3 million).

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2017	April 30, 2016
Assets:
Finance receivables, net	$363,536	$334,793
Inventory	32,303	29,879
Property and equipment, net	31,313	34,755

Liabilities:
Accounts payable and accrued liabilities	27,447	23,558
Deferred revenue	28,082	27,339
Income taxes payable (receivable), net	1,179	(894)
Deferred tax liabilities, net	19,440	18,280
Debt facilities and notes payable	118,785	107,902

Historically, finance receivables tended to grow slightly faster than revenue; for fiscal year 2016, however, revenue growth exceeded growth in net finance receivables. During the first nine months of fiscal 2017, finance receivables grew slightly faster than revenue, consistent with the historical trends. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2017, inventory increased by $2.4 million compared to inventory at April 30, 2016. This increase in inventory was attributable to an increase in purchasing levels to meet demand and provide an adequate supply of affordable vehicles. The Company strives to offer a broad mix and sufficient quantities of vehicles to adequately serve its expanding customer base. The Company will continue to manage inventory levels in the future to ensure adequate supply, in volume and mix, and to meet anticipated sales demand.

Property and equipment, net, decreased by $3.4 million at January 31, 2017 as compared to property and equipment, net, at April 30, 2016. The Company incurred $1.4 million in expenditures to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased by $3.9 million during the first nine months of fiscal 2017 as compared to accounts payable and accrued liabilities at April 30, 2016, related primarily to increases in inventory, cash overdrafts and accrued employee compensation.

Deferred revenue increased $743,000 at January 31, 2017 as compared to April 30, 2016, primarily resulting from increased sales of the payment protection plan product and service contracts.

Income taxes payable (receivable), net, increased by $2.1 million at January 31, 2017 as compared to April 30, 2016, primarily due to the timing of quarterly tax payments and refunds.

Deferred income tax liabilities, net, increased approximately $1.2 million at January 31, 2017 as compared to April 30, 2016, due primarily to the change in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2017, the Company funded finance receivables growth of $38.1 million, inventory growth of $2.4 million, capital expenditures of $1.4 million and common stock repurchases of $8.2 million with income from operations and a $10.9 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2017	2016
Operating activities:
Net income	$14,963	$8,233
Provision for credit losses	110,467	106,225
Losses on claims for payment protection plan	11,260	9,815
Depreciation and amortization	3,235	3,056
Stock based compensation	1,020	1,236
Finance receivable originations	(356,776)	(336,508)
Finance receivable collections	175,696	173,949
Inventory	28,186	23,767
Accounts payable and accrued liabilities	603	4,364
Deferred payment protection plan revenue	854	1,062
Deferred service contract revenue	(110)	88
Income taxes, net	3,015	(200)
Deferred income taxes	1,160	(553)
Accrued interest on finance receivables	(602)	(40)
Other	(1,610)	247
Total	(8,639)	(5,259)

Investing activities:
Purchase of property and equipment	(1,424)	(4,201)
Proceeds from sale of property and equipment	924	-
Total	(500)	(4,201)

Financing activities:
Revolving credit facilities, net	11,141	19,582
Debt issuance costs	(378)	-
Payments on note payable	(77)	(8)
Change in cash overdrafts	3,587	(581)
Purchase of common stock	(8,175)	(10,485)
Dividend payments	(30)	(30)
Exercise of stock options, including tax benefits and issuance of common stock	2,723	782
Total	8,791	9,260

Decrease in cash	$(348)	$(200)

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

Cash flows used in operations for the nine months ended January 31, 2017 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income, (ii) decrease in inventory, and (iii) a higher non-cash charge for credit losses offset by (iv) an increase in finance receivables originations and (v) higher accounts payable and accrued liabilities. Finance receivables, net, increased by $28.7 million from April 30, 2016 to January 31, 2017.

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

The Company believes that the amount of credit available for the sub-prime auto industry has increased in recent years, and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has also contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to prior periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2017, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the Credit Facilities allow the Company to repurchase the Company’s stock so long as: either (a) the aggregate amount of such repurchases does not exceed $40 million beginning December 12, 2016 and the sum of borrowing bases combined minus the principal balances of all revolver loans after giving effect to such repurchases is equal to or greater than 25% of the sum of the borrowing bases, or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, although the Company currently does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At January 31, 2017, the Company had approximately $254,000 of cash on hand and approximately an additional $78 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $3.7 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

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

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2017.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2017.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2017, the weighted average total contract term was 31.9 months with 23.0 months remaining. The reserve amount in the allowance for credit losses at January 31, 2017, $111.8 million, was 25% of the principal balance in finance receivables of $475.4 million, less unearned payment protection plan revenue of $18.2 million and unearned service contract revenue of $9.9 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2017 was 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $4.8 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently evaluating the potential effects of the adoption of this update on the consolidated financial statements, and expects to complete that evaluation by the end of fiscal 2017.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years, using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $118.3 million outstanding under its revolving credit facilities at January 31, 2017. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.2 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2016 through November 30, 2016	3,145	37.03	3,145	1,028,122
December 1, 2016 through December 31, 2016	-	-	-	1,028,122
January 1, 2017 through January 31, 2017	-	-	-	1,028,122
Total	3,145	$37.03	3,145

(1)	The above described stock repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014)

4.1	Second Amended and Restated Loan and Security Agreement dated December 12, 2016, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.2	Colonial Third Amended and Restated Revolver Note dated September 20, 2012, by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.3	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.4	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.5	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.6	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.7	ACM-TCM Amended and Restated Revolver Note dated March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.8	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.9	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.10	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas CarMart, Inc., as Borrowers, in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.11	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.12	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of America, N.A. as Agent for the Lenders (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.13	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.14	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.15	Amended and Restated Security Agreement dated as of March 9, 2012, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.16	Amended and Restated Security Agreement dated as of March 9, 2012, by and among America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.17	Amended and Restated Security Agreement dated as of March 9, 2012, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 8, 2017

