Form 10-K
period 2017-04-30
AMERICAS CARMART INC
filed 2017-06-13
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer            Accelerated filer  ☒

☐    Non-accelerated filer              Smaller reporting company ☐         Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2016 was $320,114,285 (7,836,335 shares), based on the closing price of the registrant’s common stock on October 30, 2016 of $40.85.

There were 7,548,969 shares of the registrant’s common stock outstanding as of June 8, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may”, “will”, “should”, “could”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	new dealership openings;
•	performance of new dealerships;
•	same dealership revenue growth;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	gross margin percentages;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	seasonality;
•	security breaches, cyber-attacks, or fraudulent activity;
•	compliance with tax regulations;
•	the Company’s business and growth strategies;
•	financing the majority of growth from profits; and
•	having adequate liquidity to satisfy the Company’s capital needs.

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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2017, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 35 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. During fiscal 2017, the Company added a key position in the collections area, with support staff, to work with field operators to improve credit results. This team is developing tools to give management better visibility toward efficiencies and the effectiveness of account representatives as they work to improve customer success rates.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 23.1% in fiscal 2013 to a high of 28.7% in fiscal 2017 (average of 26.6%). See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships will continue to operate on a decentralized basis. Each dealership is ultimately responsible for buying and selling its own vehicles, making credit decisions and collecting the contracts it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth. The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. The Company will continue to view organic growth as its primary source for growth. The Company continues to make significant infrastructure investments in order to improve performance of existing dealerships and to support growth of its dealership count. The Company ended fiscal 2017 with 140 locations, a decrease of three locations over the prior year-end, but the Company does intend to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance and available general manager talent to run these dealerships. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $10,540 per unit in fiscal 2017. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 32.5 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience. It has been the Company’s practice to try to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and attempt to fill the vast majority of its managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. The Company has recently focused, however, to a larger extent on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology, Legal, Compliance and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success, as well as the challenging macro-economic environment, has positively affected recruitment of outside talent in recent years, and the Company currently expects this trend to continue.

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

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2017, the Company’s debt to equity ratio (Revolving credit facilities and notes payable divided by Total equity on the Consolidated Balance Sheet) was 0.51 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

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

Dealership Organization. Dealerships are operated on a decentralized basis. Each dealership is responsible for buying and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates. Dealerships also maintain their own records and make daily deposits. Dealership-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a dealership may have as few as three or as many as 22 full-time associates employed at that location. Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, purchasing agent, collections personnel, salesmen and dealership attendants. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite dealerships. Satellite dealerships are similar to regular dealerships, except that they tend to be smaller and sell fewer vehicles.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2017, 2016 and 2015:

	Years Ended April 30,
	2017	2016	2015
Dealerships at beginning of year	143	141	134
New dealerships opened/acquired	-	6	7
Dealerships closed	(3)	(4)	-

Dealerships at end of year	140	143	141

Below is a summary of dealership locations by state as of April 30, 2017, 2016 and 2015:

	As of April 30,
Dealerships by State	2017	2016	2015
Arkansas	36	37	38
Oklahoma	25	25	26
Missouri	19	19	18
Alabama	15	15	15
Texas	12	12	14
Kentucky	11	12	12
Georgia	9	10	6
Tennessee	6	6	6
Mississippi	5	5	5
Indiana	1	1	1
Iowa	1	1	0

Total	140	143	141

Dealerships are typically located in smaller communities. As of April 30, 2017, approximately 76% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing. The Company purchases vehicles primarily from wholesalers, new car dealers, individuals and auctions. The majority of vehicle purchasing is performed by the Company’s purchasing agents, although dealership managers are authorized to purchase vehicles as needed. A purchasing agent will purchase vehicles for one to three dealerships depending on the size of the dealerships. Purchasing agents report to the dealership manager, or managers, for whom they make purchases, and to a regional purchasing director. The regional purchasing directors report to the regional vice presidents of operations. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s purchasing agents purchase vehicles generally between 6 and 12 years of age with 90,000 to 140,000 miles, and pay between $3,000 and $10,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports cars or luxury cars. Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Chrysler 300, Ford Taurus, Ford Fusion, Dodge Ram Pickup, Ford Explorer and the Ford F-150 Pickup. The Company sells a significant number of trucks and sport utility vehicles. The Company’s purchasing agents inspect and test-drive almost every vehicle they purchase. Purchasing agents attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising. Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and the time of the year. Inventory turns over approximately 9 to 10 times each year. Selling is done principally by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third party service centers with which the Company typically has previously negotiated labor rates. The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises using local newspapers, radio, television, internet and social media. In addition, the Company periodically conducts promotional sales campaigns in order to increase sales. During fiscal 2017, the Company began working with an outside marketing firm to broaden the Company’s usage of digital and social media channels as a part of its marketing strategy.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2017 typically include down payments ranging from 0% to 17% (average of 6%), terms ranging from 18 months to 42 months (average of 32.5 months), and a fixed annual interest rate of 15% or 16.5%, based on the Company’s contract interest rate as of the contract origination date (weighted average of 15.9%). The Company increased its interest rate on all originating contracts to 16.5% from 15% in May 2016.

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

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. A majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the Field Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company also has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training and has a team dedicated to helping ensure collection practices are being carried out efficiently and effectively, and is responsible for minimizing collections staff turnover. The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due, 15 or more days past due and 30 or more days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. In May 2017, the Company began implementing text messaging notifications at select locations which allows customers to elect to receive payment reminders and late notices via text message.

The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time, at the time of modification. Modifications are minor and are made for pay day changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis, primarily through physical or online auctions.

New Dealership Openings. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities. New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company intends to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance of existing dealerships and availability of qualified managers. Due to the decline in operating results during fiscal 2016 caused by the difficult competitive environment and elevated credit losses, the Company has elected to defer additional dealership openings in order to focus on making operational improvements to ensure all existing lots are performing at a high level. Management expects to return to expansion efforts in the future after overall operating performance improves.

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

Corporate Office Oversight and Management. The corporate office, based in Bentonville, Arkansas, consists of regional vice presidents, area operations managers, regional purchasing directors, a sales director, a field operations officer, a director of collection services, a support operations officer, a director of audit and compliance and compliance auditors, a director of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office receives operating and financial information and reports on each dealership on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging and sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. Beginning in 2012, funding for the deep subprime automobile market increased significantly. Management attributes the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession. Management expects the availability of consumer credit within the automotive industry to continue to be higher over the near and mid-term when compared to historical trends.

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

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and a payment protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages, specifically related to the provision of strong customer service. The Company’s local face-to-face presence allows it to serve customers at a higher level by forming strong personal relationships.

Seasonality

Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. Tax refund anticipation sales efforts during the Company’s third fiscal quarter have increased sales levels during the third fiscal quarter in some past years; however, due to the timing of actual tax refund dollars in the Company’s markets, these sales and collections have primarily occurred in the fourth quarter in each of the last five fiscal years. The Company expects this pattern to continue in future years.

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

The Company’s consumer financing and collection activities are also subject to oversight by the federal Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory powers over consumer credit products and services such as those offered by the Company. Under a CFPB rule adopted in 2015, the Company’s finance subsidiary, Colonial, is deemed a “larger participant” in the automobile financing market and is therefore subject to examination and supervision by the CFPB.

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

Employees

As of April 30, 2017, the Company, including its consolidated subsidiaries, employed approximately 1,460 full time associates. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are positive.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2017:

Name	Age	Position with the Company

William H. Henderson	53	Chief Executive Officer and Director

Jeffrey A. Williams	54	President, Chief Financial Officer, Secretary and Director

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations.

A reduction in the availability or access to sources of inventory could adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb cost increases. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. The reduction in new car sales had a significant negative effect on the supply of vehicles at appropriate prices available to the Company in recent years. Any future decline in new car sales could further adversely affect the Company’s access to and costs of inventory.

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

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company or in a cease and desist order. As a result, the Company has incurred, and will continue to incur, capital and operating expenditures, and other costs of complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales and finance activities in the sale of motor vehicles. Additionally, the Company’s finance subsidiary, Colonial, is deemed a “larger participant” in the automobile finance market and is therefore subject to examination and supervision by the CFPB, which has broad regulatory powers over consumer credit products and services such as those offered by the Company.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eleven states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 30% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

The Company’s growth strategy is dependent upon the following factors:

  Favorable operating performance. Our ability to expand our business through additional dealership openings is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully open and operate new locations. Due to the decline in operating results during fiscal 2016 caused by the difficult competitive environment and elevated credit losses, the Company has elected to defer additional dealership openings in order to focus on making operational improvements to ensure all existing lots are performing at a high level. Management expects to return to expansion efforts in the future after overall operating performance improves. If our overall operating performance does not improve, management may be unable to devote the resources necessary to implement its expansion plans or may determine that its focus should continue to be on efforts to improve the Company’s existing business in lieu of further dealership openings.

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

  Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. This could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. Tax refund anticipation sales efforts during the Company’s third fiscal quarter have increased sales levels during the third fiscal quarter in some past years; however, due to the timing of actual tax refund dollars in the Company’s markets, these sales and collections have primarily occurred in the fourth quarter in each of the last five fiscal years. The Company expects this pattern to continue in future years.

If conditions arise that impair vehicle sales during the first or fourth fiscal quarters, the adverse effect on the Company’s revenues and operating results for the year could be disproportionately large.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2017, the Company leased approximately 86% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 18,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low

First quarter	$35.89	$19.49	$56.59	$44.07
Second quarter	43.07	32.01	48.10	31.00
Third quarter	47.75	36.50	38.00	20.67
Fourth quarter	43.85	30.20	27.85	21.82

As of June 8, 2017, there were approximately 851 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Amended and Restated Stock Incentive Plan and the Amended and Restated Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	1,028,500	$33.51	447,527

Equity compensation plans not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2012 and ending on April 30, 2017.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2012.

* $100 invested on 4/30/2012 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

The dollar value at April 30, 2017 of $100 invested in the Company’s common stock on April 30, 2012 was $81.19, compared to $192.50 for the automobile index described above and $209.93 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2017 through February 28, 2017	71,882	$31.94	71,882	956,240
March 1, 2017 through March 31, 2017	237,982	$33.72	237,982	718,258
April 1, 2017 through April 30, 2017	55,500	$35.91	55,500	662,758
Total	365,364	$33.70	365,364	662,758

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

	Years Ended April 30,
	(In thousands, except per share amounts)
	2017	2016	2015	2014	2013

Revenues	$587,751	$567,906	$530,321	$489,187	$464,676

Net income attributable to common stockholders	$20,165	$11,556	$29,450	$21,089	$32,125
Diluted earnings per share from continuing operations	$2.49	$1.33	$3.25	$2.25	$3.36

	April 30,
	(In thousands)
	2017	2016	2015	2014	2013

Total assets	$424,258	$406,296	$400,361	$363,297	$358,265
Total debt	$117,944	$107,902	$102,685	$97,032	$99,563
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$233,008	$228,817	$229,132	$213,006	$202,268
Shares outstanding	7,608	8,074	8,529	8,736	9,023

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2017, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 14% per year over the last ten years (average 9%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 3.5% for the fiscal year ended April 30, 2017 compared to fiscal 2016 primarily due to a 1.7% increase in average retail sales price and a 10.1% increase in interest income. No new dealerships were added in fiscal 2017.

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

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 23.1% in fiscal 2013 to 28.7% in fiscal 2017 (average of 26.6%). Credit losses as a percentage of sales have increased in recent years, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. Credit losses as a percentage of sales for fiscal 2015 and 2016 were 25.5% and 28.5%, respectively, as competitive pressures remained elevated and the increased number of newer dealerships weighed on credit loss results. Credit losses for fiscal 2017 remained elevated at 28.7% as competitive pressure continued and recovery rates remained low.

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio. The allowance for credit losses was historically at 22.0% of finance receivables from October 2006 until April 30, 2012, when management reduced the allowance to 21.5% of finance receivables based on the Company’s then recent credit loss experience. However, as a result of the increased credit losses during fiscal 2013 and with the expectation that charge-offs would remain elevated, management increased the allowance for credit losses to 23.5% of the finance receivables principal balance, net of deferred payment protection plan revenue, at January 31, 2014. At April 30, 2015, the Company modified the allowance for credit losses to 23.8% of finance receivables, net of deferred payment protection plan revenue and deferred service contract revenue. The calculation of the allowance for credit losses did not previously include a reduction for the deferred service contract revenue. This change did not have a material impact on net income or earnings per share and was not significant to any prior period. As of October 31, 2015, management increased the allowance to 25.0% due to continued increased credit losses and the expectation that such activity would continue. For fiscal 2017, the allowance remained at 25% as credit losses remained at the elevated level the Company experienced in fiscal 2016.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company does believe, however, that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and has had in recent years, a negative impact on collections. Additionally, increased competition for used vehicle financing can have, and management believes is currently having, a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and lower collection levels and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Field Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. In fiscal 2013, gross margin was 42.5% as a percentage of sales due to improved wholesale results partially offset by higher losses under the payment protection plan. Gross margin decreased slightly for fiscal 2014 as a result of higher inventory repair costs and higher claims under the payment protection plan, and remained relatively flat for fiscal 2015 compared to fiscal 2014. For fiscal 2016, gross margin decreased to 39.8% of sales primarily due to the high level of repossession activity, as both the volume of wholesale sales and the prices received from wholesale sales had a negative effect on overall gross margin, as did higher repair expenses. Gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales; however, the Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2017	2016
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2017	2016	2015	2016	2015	2017	2016	2015
Operating Statement:
Revenues:
Sales	$520,149	$506,517	$472,569	2.7%	7.2%	100.0%	100.0%	100.0%
Interest and other income	67,602	61,389	57,752	10.1	6.3	13.0	12.1	12.2
Total	587,751	567,906	530,321	3.5	7.1	113.0	112.1	112.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	304,927	304,886	272,446	0.0%	11.9%	58.6	60.2	57.7
Selling, general and administrative	91,940	92,242	83,802	(0.3)	10.1	17.7	18.2	17.7
Provision for credit losses	149,097	144,397	120,289	3.3	20.0	28.7	28.5	25.5
Interest expense	4,069	3,306	2,903	23.1	13.9	0.8	0.7	0.6
Depreciation and amortization	4,272	4,208	3,830	1.5	9.9	0.8	0.8	0.8
Loss on disposal of property and equipment	1,204	369	17	226.3	2070.6	0.2	0.1	-
Total	555,509	549,408	483,287	1.1	13.7	106.8	108.5	102.3

Income before income taxes	$32,242	$18,498	$47,034	74.3	(60.7)	6.2%	3.7%	10.0%

Operating Data (Unaudited):
Retail units sold	47,116	46,483	46,760	1.4%	(0.6)%
Average dealerships in operation	142	145	137	(2.1)	5.8
Average units sold per dealership	332	321	341	3.4	(5.9)
Average retail sales price	$10,540	$10,361	$9,680	1.7	7.0

Same store revenue growth	3.5%	2.7%	2.9%
Receivables average yield	14.5%	14.2%	14.2%

2017 Compared to 2016

Total revenues increased $19.8 million, or 3.5%, in fiscal 2017, as compared to revenue growth of 7.1% in fiscal 2016, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($19.2 million), and (ii) revenue growth from dealerships opened or closed during or after the year ended April 30, 2016 ($0.6 million). The increase in revenue for fiscal 2017 is attributable to (i) a 1.7% increase in average retail sales price, and (ii) a 10.1% increase in interest and other income.

Cost of sales, as a percentage of sales, decreased to 58.6% in fiscal 2017 from 60.2% in fiscal 2016, primarily due to a company-wide effort to decrease repair costs, partially offset by the higher average retail sales price. The average retail sales price for fiscal 2017 was $10,540, a $179 increase over the prior fiscal year. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. The increased purchase costs are the result of a combination of consumer demand for the types of vehicles the Company purchases for resale, which remains high relative to supply, and a strategic management decision to purchase higher quality vehicles for our customers. The high demand and tight supply of the vehicles we purchase for resale are largely related to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles. Finally, a decrease in losses on wholesales during fiscal 2017 compared to fiscal 2016, also helped to reduce our cost of sales and positively affected our gross margin percentages. We will continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, decreased 0.5% to 17.7% in fiscal 2017 from 18.2% in fiscal 2016. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses decreased $302,000 from fiscal 2016.

Provision for credit losses as a percentage of sales increased to 28.7% for fiscal 2017 compared to 28.5% for fiscal 2016. Net charge-offs as a percentage of average finance receivables decreased to 30.5% for fiscal 2017 compared to 31.3% for the prior year. The decrease in net charge-offs for fiscal 2017 resulted from a lower frequency of losses partially offset by an increase in severity due largely to higher principal balances at charge-off and lower wholesale values at time of repossession. The fiscal 2016 provision included a $4.8 million increase in the provision as a result of the increase in the provision percentage applied to the grown in finance receivables during the second quarter of fiscal 2016. Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that the negative impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2017 as a percentage of sales increased slightly to 0.8% compared to 0.7% for fiscal 2016, due to higher average borrowings during the fiscal year 2017 ($118.2 million compared to $109.0 million in the prior year).

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

Cost of sales, as a percentage of sales, increased to 60.2% in fiscal 2016 from 57.7% in fiscal 2015, primarily due to an increase in the average purchase cost of vehicles sold relative to the increase in average retail sales price, along with higher repair costs. The average retail sales price for fiscal 2016 was $10,361, a $681 increase over the prior fiscal year. Additionally, increases in the volume of wholesales sales during fiscal 2016, resulting from higher credit losses, also increase our cost of sales and thus negatively affect our gross margin percentage in fiscal 2016 compared to fiscal 2015.

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

Provision for credit losses as a percentage of sales increased to 28.5% (27.6% excluding the effect of the increase in the allowance for credit losses made in the second quarter) for fiscal 2016 compared to 25.5% for fiscal 2015. Net charge-offs as a percentage of average finance receivables increased to 31.3% for fiscal 2016 compared to 27.8% for the prior year. Macro-economic challenges and competitive conditions continued to put pressure on our customers and the resulting collections of our finance receivables, although the lower gas prices provided some relief to our customers.

Interest expense for fiscal 2016 as a percentage of sales increased slightly to 0.7% compared to 0.6% for fiscal 2015, due to higher average borrowings during the fiscal year 2016 ($109.0 million compared to $102.2 million in the prior year).

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2017, 2016 and 2015 (in thousands):

	April 30,
	2017	2016	2015
Assets:
Finance receivables, net	$357,161	$334,793	$324,144
Inventory	30,129	29,879	34,267
Property and equipment, net	30,139	34,755	33,963

Liabilities:
Accounts payable and accrued liabilities	25,020	23,558	23,730
Deferred revenue	28,083	27,339	25,236
Income taxes payable (receivable), net	885	(894)	(645)
Deferred income tax liabilities, net	18,918	18,280	19,178
Revolving credit facilities and notes payable	117,944	107,902	102,685

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2017, growth in finance receivables of 7.0% exceeded growth in revenue of 3.5%. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2017 was 32.5 months compared to 31.6 months at April 30, 2016.

	Years Ended April 30,
	2017	2016	2015

Growth in finance receivables, net of deferred revenue	7.0%	4.5%	8.4%
Revenue growth	3.5%	7.1%	8.4%

At fiscal year-end 2017, inventory increased slightly, 0.8% ($250,000), compared to fiscal year-end 2016. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by approximately $4.6 million as of April 30, 2017 as compared to fiscal 2016. The decrease is attributable to $4.3 million in depreciation expense and the Company’s disposition of approximately $2 million in assets, partially offset by expenditures to refurbish and expand a number of existing locations.

Accounts payable and accrued liabilities increased approximately $1.5 million at April 30, 2017 as compared to April 30, 2016 due primarily to increased payables related to increased inventory levels as well as the amount and timing of cash overdrafts.

Income taxes payable (receivable), net, increased approximately $1.8 million at April 30, 2017 compared to April 30, 2016 primarily due to the timing of income tax payments and refunds.

Deferred revenue increased $744,000 at April 30, 2017 over April 30, 2016, primarily resulting from the longer term on the payment protection product due to increased contract terms.

Deferred income tax liabilities, net, increased approximately $638,000 at April 30, 2017 as compared to April 30, 2016 due primarily to the change in finance receivables and the book/tax difference on stock based compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2017 the Company had a $10.0 million net increase in total debt used to contribute to the funding of finance receivables growth of $29.6 million, net capital expenditures of $1.6 million and common stock repurchases of $20.5 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2017	2016	2015
Operating activities:
Net income	$20,205	$11,596	$29,490
Provision for credit losses	149,097	144,397	120,289
Losses on claims for payment protection plan	15,627	13,521	10,588
Depreciation and amortization	4,272	4,208	3,830
Amortization of debt issuance costs	252	214	188
Stock based compensation	1,293	1,519	780
Deferred income taxes	638	(898)	3,934
Finance receivable originations	(479,099)	(460,499)	(445,405)
Finance receivable collections	249,264	248,166	238,845
Accrued interest on finance receivables	(382)	286	(172)
Inventory	42,493	48,154	40,686
Accounts payable and accrued liabilities	676	1,115	3,862
Deferred payment protection plan revenue	1,167	1,653	2,419
Deferred service contract revenue	(423)	450	5,350
Income taxes, net	2,963	(11)	200
Other	(709)	415	(2,497)
Total	7,334	14,286	12,387

Investing activities:
Purchase of property and equipment	(1,587)	(4,526)	(4,009)
Proceeds from sale of property and equipment	932	7	112
Total	(655)	(4,519)	(3,897)

Financing activities:
Debt facilities, net	9,790	5,062	5,653
Change in cash overdrafts	669	(1,587)	502
Purchase of common stock	(20,486)	(14,214)	(20,020)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	3,220	824	5,916
Total	(6,847)	(9,955)	(7,989)

Increase (decrease) in cash	$(168)	$(188)	$501

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

Cash flows from operations in fiscal 2017 compared to fiscal 2016 decreased primarily as a result of (i) an increase in finance receivables originations and (ii) an increase in inventory, offset by (iii) a higher non-cash charge for credit losses and (iv) an increase in income tax payable and (v) higher payment protection plan claims. Finance receivables, net, increased by $22.4 million during fiscal 2017.

Cash flows from operations in fiscal 2016 compared to fiscal 2015 increased primarily as a result of (i) a higher non-cash charge for credit losses and (ii) higher finance receivable collections, partially offset by (iii) lower net income and (iv) an increase in finance receivables originations. Finance receivables, net, increased by $10.6 million during fiscal 2016.

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

New vehicle sales decreased dramatically during the economic recession of 2008 and did not return to pre-recession levels until the last two years. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with depressed levels of new vehicle sales in recent years, negatively impacted both the quality and the quantity of the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting increases in vehicle purchase costs to continue, although some relief is expected to continue as a result of increased new car sales levels in recent periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2017, the Company leased approximately 86% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2017, the Company had approximately $434,000 of cash on hand and $79 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $4.2 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2017, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving lines of credit	$118,124	-	118,124	-	-
Notes payable	413	105	308	-	-
Operating leases	44,683	5,902	16,334	13,760	8,687

Total	$163,220	$6,007	$134,766	$13,760	$8,687

The above excludes estimated interest payments on the Company’s revolving lines of credit. The $44.7 million of operating lease commitments includes $13.1 million of non-cancelable lease commitments under the lease terms, and $31.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 86% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. For the years ended April 30, 2017, 2016 and 2015, rent expense for all operating leases amounted to approximately $6.2 million, $6.1 million and $5.5 million, respectively.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2017.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 270 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2017.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. At April 30, 2017, the weighted average total contract term was 32.5 months with 23.7 months remaining. The reserve amount in the allowance for credit losses at April 30, 2017, $109.7 million, was 25.0% of the principal balance in finance receivables of $466.9 million, less unearned payment protection plan revenue of $18.5 million and unearned service contract revenue of $9.6 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $4.4 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently finalizing their evaluation of the potential effects of the adoption of this update on the consolidated financial statements, but does not expect such impact to be material.

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

Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which aims to simplify aspects of accounting for share-based payment transactions, including: presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. In addition, the new guidance eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those years. Certain provisions of ASU 2016-09 are required to be adopted prospectively, notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions require modified retrospective application or in some cases full retrospective application. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which exercise occurs. As a result, subsequent to adoption, the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Impact of Inflation

Inflation has not historically been a significant factor impacting the Company’s results; however, recent purchase price increases for vehicles, most pronounced over the last five fiscal years, have had a negative effect on the Company’s gross margin percentages when compared to past years. This is due to the fact that the Company focuses on keeping payments affordable for its customer base and at the same time ensuring that the term of the contract matches the economic life of the vehicle.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $118.1 million outstanding at April 30, 2017. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.2 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 15% or 16.5% per annum, based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2017 and 2016

Consolidated Statements of Operations for the years ended April 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended April 30, 2017, 2016 and 2015

Consolidated Statement of Equity for the years ended April 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America’s Car-Mart, Inc. and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2017 expressed an unqualified opinion.

 /s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 13, 2017

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2017	April 30, 2016
Assets:
Cash and cash equivalents	$434	$602
Accrued interest on finance receivables	2,098	1,716
Finance receivables, net	357,161	334,793
Inventory	30,129	29,879
Prepaid expenses and other assets	3,942	3,302
Income taxes receivable, net	-	894
Goodwill	355	355
Property and equipment, net	30,139	34,755

Total Assets	$424,258	$406,296

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$11,224	$12,313
Deferred payment protection plan revenue	18,472	17,305
Deferred service contract revenue	9,611	10,034
Accrued liabilities	13,796	11,245
Income tax payable, net	885	-
Deferred income tax liabilities, net	18,918	18,280
Revolving credit facilities and notes payable	117,944	107,902
Total liabilities	190,850	177,079

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,927,413 and 12,726,560 issued at April 30, 2017 and April 30, 2016, respectively, of which 7,608,471 and 8,073,820 were outstanding at April 30, 2017 and April 30, 2016, respectively	129	127
Additional paid-in capital	69,284	64,771
Retained earnings	325,519	305,354
Less: Treasury stock, at cost, 5,318,942 and 4,652,740 shares at April 30, 2017 and April 30, 2016, respectively	(162,024)	(141,535)
Total stockholders' equity	232,908	228,717
Non-controlling interest	100	100
Total equity	233,008	228,817

Total Liabilities, mezzanine equity and equity	$424,258	$406,296

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2017	2016	2015
Revenues:
Sales	$520,149	$506,517	$472,569
Interest and other income	67,602	61,389	57,752

Total revenues	587,751	567,906	530,321

Costs and expenses:
Cost of sales, excluding depreciation	304,927	304,886	272,446
Selling, general and administrative	91,940	92,242	83,802
Provision for credit losses	149,097	144,397	120,289
Interest expense	4,069	3,306	2,903
Depreciation and amortization	4,272	4,208	3,830
Loss on disposal of property and equipment	1,204	369	17
Total costs and expenses	555,509	549,408	483,287

Income before income taxes	32,242	18,498	47,034

Provision for income taxes	12,037	6,902	17,544

Net income	$20,205	$11,596	$29,490

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$20,165	$11,556	$29,450

Earnings per share:
Basic	$2.57	$1.38	$3.42
Diluted	$2.49	$1.33	$3.25

Weighted average number of shares outstanding:
Basic	7,854,238	8,370,478	8,617,864
Diluted	8,110,777	8,666,031	9,048,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2017	2016	2015
Net income	$20,205	$11,596	$29,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	149,097	144,397	120,289
Losses on claims for payment protection plan	15,627	13,521	10,588
Depreciation and amortization	4,272	4,208	3,830
Amortization of debt issuance costs	252	214	188
Loss on disposal of property and equipment	1,204	369	17
Stock-based compensation	1,293	1,519	780
Deferred income taxes	638	(898)	3,934
Excess tax benefit from stock based compensation	(1,183)	(238)	(1,627)
Change in operating assets and liabilities:
Finance receivable originations	(479,099)	(460,499)	(445,405)
Finance receivable collections	249,264	248,166	238,845
Accrued interest on finance receivables	(382)	286	(172)
Inventory	42,493	48,154	40,686
Prepaid expenses and other assets	(730)	284	(887)
Accounts payable and accrued liabilities	676	1,115	3,862
Deferred payment protection plan revenue	1,167	1,653	2,419
Deferred service contract revenue	(423)	450	5,350
Income taxes, net	2,963	(11)	200
Net cash provided by operating activities	7,334	14,286	12,387

Investing Activities:
Purchases of property and equipment	(1,587)	(4,526)	(4,009)
Proceeds from sale of property and equipment	932	7	112
Net cash used in investing activities	(655)	(4,519)	(3,897)

Financing Activities:
Exercise of stock options	1,895	400	4,143
Excess tax benefits from stock based compensation	1,183	238	1,627
Issuance of common stock	142	186	146
Purchase of common stock	(20,486)	(14,214)	(20,020)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(449)	146	(256)
Change in cash overdrafts	669	(1,587)	502
Prinicipal payments on notes payable	(104)	(34)	-
Proceeds from revolving credit facilities	387,050	374,214	377,225
Payments on revolving credit facilities	(376,707)	(369,264)	(371,316)
Net cash used in financing activities	(6,847)	(9,955)	(7,989)

Increase (decrease) in cash and cash equivalents	(168)	(188)	501
Cash and cash equivalents, beginning of period	602	790	289

Cash and cash equivalents, end of period	$434	$602	$790

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2017, 2016 and 2015

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2014	12,452,809	$125	$55,734	$264,348	$(107,301)	$100	$213,006

Issuance of common stock	3,831	-	146	-	-	-	146
Stock options exercised	212,250	2	4,141	-	-	-	4,143
Purchase of 442,700 treasury shares	-	-	-	-	(20,020)	-	(20,020)
Tax benefit of stock based compensation	-	-	1,627	-	-	-	1,627
Stock based compensation	20,000	-	780	-	-	-	780
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	29,490	-	-	29,490

Balance at April 30, 2015	12,688,890	$127	$62,428	$293,798	$(127,321)	$100	$229,132

Issuance of common stock	6,920	-	186	-	-	-	186
Stock options exercised	30,750	-	400	-	-	-	400
Purchase of 493,073 treasury shares	-	-	-	-	(14,214)	-	(14,214)
Tax benefit of stock based compensation	-	-	238	-	-	-	238
Stock based compensation	-	-	1,519	-	-	-	1,519
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	11,596	-	-	11,596

Balance at April 30, 2016	12,726,560	$127	$64,771	$305,354	$(141,535)	$100	$228,817

Issuance of common stock	4,750	-	142	-	-	-	142
Stock options exercised	196,103	2	1,895	-	-	-	1,897
Purchase of 666,202 treasury shares	-	-	-	-	(20,489)	-	(20,489)
Tax benefit of stock based compensation	-	-	1,183	-	-	-	1,183
Stock based compensation	-	-	1,293	-	-	-	1,293
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,205	-	-	20,205

Balance at April 30, 2017	12,927,413	$129	$69,284	$325,519	$(162,024)	$100	$233,008

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2017, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 30% of revenues resulting from sales to Arkansas customers.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 15.9% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.1 million at April 30, 2017 and $1.7 million at April 30, 2016), and as such, has been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 74% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2017, 3.6% of the Company’s finance receivables balances were 30 days or more past due compared to 3.0% at April 30, 2016.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss as it is probable that the entire amount will not be collected and the amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

An increase to the allowance for credit losses to 25% was made in the second quarter of fiscal 2016 which resulted in a $4.8 million charge to the provision for credit losses based on the analysis discussed above and the increased level of charge-offs with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2017 or 2016.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2017 or fiscal 2016.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2014.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2017 and 2016, respectively.

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

Sales consist of the following for the years ended April 30, 2017, 2016 and 2015:

	Years Ended April 30,
(In thousands)	2017	2016	2015

Sales – used autos	$448,183	$436,080	$416,060
Wholesales – third party	23,554	24,917	19,961
Service contract sales	28,668	27,323	19,758
Payment protection plan revenue	19,744	18,197	16,790

Total	$520,149	$506,517	$472,569

At April 30, 2017 and 2016, finance receivables more than 90 days past due were approximately $1.5 million and $1.1 million, respectively. Late fee revenues totaled approximately $2.0 million, $2.0 million and $2.2 million for the fiscal years ended 2017, 2016 and 2015, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $4.0 million, $4.2 million and $3.6 million for the years ended April 30, 2017, 2016 and 2015, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation. The Company contributed approximately $437,000, $403,000, and $363,000 to the plans for the years ended April 30, 2017, 2016 and 2015, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount. Amounts for fiscal years 2017, 2016 and 2015 were not material individually or in the aggregate. A total of 200,000 shares were registered and 147,886 remain available for issuance under this plan at April 30, 2017.

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

Treasury Stock

The Company purchased 666,202, 493,073, and 442,700 shares of its common stock to be held as treasury stock for a total cost of $20.5 million, $14.2 million and $20.0 million during the years ended April 30, 2017, 2016 and 2015, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. During fiscal 2016, the Company established a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state. In fiscal 2017, the Company established another reserve account of 10,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently finalizing their evaluation of the potential effects of the adoption of this update on the consolidated financial statements, but does not expect such impact to be material.

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

Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which aims to simplify aspects of accounting for share-based payment transactions, including: presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. In addition, the new guidance eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those years. Certain provisions of ASU 2016-09 are required to be adopted prospectively, notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions require modified retrospective application or in some cases full retrospective application. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which exercise occurs. As a result, subsequent to adoption, the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate in effect at the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2017 and 2016 are as follows:

(In thousands)	April 30, 2017	April 30, 2016

Gross contract amount	$545,916	$504,149
Less unearned finance charges	(79,062)	(66,871)
Principal balance	466,854	437,278
Less allowance for credit losses	(109,693)	(102,485)

Finance receivables, net	$357,161	$334,793

Changes in the finance receivables, net for the years ended April 30, 2017, 2016 and 2015 are as follows:

	Years Ended April 30,
(In thousands)	2017	2016	2015

Balance at beginning of period	$334,793	$324,144	$293,299
Finance receivable originations	479,099	460,499	445,405
Finance receivable collections	(249,264)	(248,166)	(238,845)
Provision for credit losses	(149,097)	(144,397)	(120,289)
Losses on claims for payment protection plan	(15,627)	(13,521)	(10,588)
Inventory acquired in repossession and payment protection plan claims	(42,743)	(43,766)	(44,838)

Balance at end of period	$357,161	$334,793	$324,144

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2017, 2016 and 2015 are as follows:

	Years Ended April 30,
(In thousands)	2017	2016	2015

Balance at beginning of period	$102,485	$93,224	$86,033
Provision for credit losses	149,097	144,397	120,289
Charge-offs, net of recovered collateral	(141,889)	(135,136)	(113,098)

Balance at end of period	$109,693	$102,485	$93,224

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below:

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables was 30.5% for fiscal 2017 as compared to 31.3% for fiscal 2016. The decrease in net charge-offs for fiscal 2017 resulted from a lower frequency of losses partially offset by an increase in severity due largely to higher principal balances at charge-off and lower wholesale values at time of repossession. The fiscal 2016 provision included a $4.8 million increase in the provision as a result of the increase in our provision percentage applied to the growth in finance receivables during the second quarter of fiscal 2016.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 53.6% for the year ended April 30, 2017 compared to 57.5% for the year ended April 30, 2016. The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term, higher levels of contract modifications related to a large extent to delays in income tax refunds, a lower level of early payoffs and the increase in the contract interest rate, offset by a slightly higher average age of receivables. Delinquencies greater than 30 days increased to 3.6% for April 30, 2017 compared to 3.0% at April 30, 2016.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2017		April 30, 2016

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$397,341	85.12%	$378,631	86.59%
3 - 29 days past due	52,869	11.32%	45,631	10.43%
30 - 60 days past due	11,658	2.50%	8,429	1.93%
61 - 90 days past due	3,516	0.75%	3,498	0.80%
> 90 days past due	1,470	0.31%	1,089	0.25%
Total	$466,854	100.00%	$437,278	100.00%

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

	Twelve Months Ended April 30,
	2017	2016

Principal collected as a percent of average finance receivables	53.6%	57.5%
Average down-payment percentage	6.0%	6.7%

	April 30, 2017	April 30, 2016
Average originating contract term (in months)	29.5	28.9
Portfolio weighted average contract term, including modifications (in months)	32.5	31.6

The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term, higher levels of contract modifications related to a large extent to delays in income tax refunds, a lower level of early payoffs and the increase in the contract interest rate, offset by a slightly higher average age of receivables. The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2017	April 30, 2016

Land	$6,742	$6,711
Buildings and improvements	11,972	11,928
Furniture, fixtures and equipment	13,143	14,941
Leasehold improvements	24,464	23,308
Construction in progress	-	250
Accumulated depreciation and amortization	(26,182)	(22,383)

Property and equipment, net	$30,139	$34,755

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2017	April 30, 2016

Employee compensation	$5,406	$3,684
Cash overdrafts (see Note B)	669	-
Deferred sales tax (see Note B)	2,894	2,736
Other	4,827	4,825

Accrued liabilities	$13,796	$11,245

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	April 30, 2017	April 30, 2016

Revolving credit facilities	$200,000	LIBOR + 2.375%	December 12, 2019	$118,124	$107,386
		( 3.37% at April 30, 2017 and 2.81% at April 30, 2016)

On March 9, 2012, the Company entered into an Amended and Restated Loan and Security Agreement with a group of lenders providing revolving credit facilities totaling $125 million (“Credit Facilities”). The Credit Facilities were amended on September 30, 2012, February 4, 2013, June 24, 2013, February 13, 2014 and October 8, 2014, respectively. The first amendment increased the total revolving commitment to $145 million. The second amendment amended the definition of eligible vehicle contracts to include contracts with 36-42 month terms. The third amendment extended the term to June 24, 2016, provided the option to request revolver commitment increases for up to an additional $55 million and provided for a 0.25% decrease in each of the three pricing tiers for determining the applicable interest rate. The fourth amendment amended the structure of the debt covenants related to the application of the fixed charge coverage ratio calculation. The fourth amendment also increased allowable capital expenditures to $10 million in the aggregate during any fiscal year and allows the sale of certain vehicle contracts to third parties. The Company’s fifth amendment extended the term of the Credit Facilities to October 8, 2017, added a new pricing tier for determining the applicable interest rate, provided for a 0.125% increase in each of the three existing pricing tiers and amended one of two alternative distribution limitations related to repurchases of the Company’s stock.

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

On December 12, 2016, the Company entered into a Second Amended and Restated Loan and Security Agreement which amended and restated the Company’s Credit Facilities. The new agreement extended the terms of the Credit Facilities to December 12, 2019, reduced the pricing tiers for determining the applicable interest rate from four to three, and reset the aggregate limit on the repurchase of Company stock to $40 million beginning December 12, 2016. The agreement also increased the total revolving credit facilities from $172.5 million to $200 million, provided the option to request revolver commitment increases for up to an additional $50 million and increased the advance rate on accounts receivable with 37- 42 month terms from 50% to 55%, and the advance rate on accounts receivable with 43-60 month terms from 45% to 50%.

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

The Company was in compliance with the covenants at April 30, 2017. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at April 30, 2017, the Company had additional availability of approximately $79 million under the revolving credit facilities.

The Company recognized $252,000 and $214,000 of amortization for the twelve months ended April 30, 2017 and 2016, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the year ended April 30, 2017, the Company incurred approximately $449,000 in debt issuance costs related to the Second Amended and Restated Loan and Security Agreement.

During the third quarter of fiscal 2016, the Company implemented the guidance of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. As a result of the retrospective adoption of this guidance, debt issuance costs were reclassified from prepaid expenses and other assets to revolving credit facilities on the Company’s Consolidated Financial Statements. Debt issuance costs of approximately $593,000 and $396,000 as of April 30, 2017 and 2016, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $413,000 as of April 30, 2017.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2017 and 2016:

	April 30, 2017		April 30, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$434	$434	$602	$602
Finance receivables, net	357,161	287,115	334,793	268,926
Accounts payable	11,224	11,224	12,313	12,313
Revolving credit facilities	117,944	117,944	107,902	107,902

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2017, will ultimately be collected. By collecting the accounts internally the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2017	2016	2015
Provision for income taxes
Current	$11,399	$7,800	$13,610
Deferred	638	(898)	3,934
Total	$12,037	$6,902	$17,544

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2017	2016	2015
Tax provision at statutory rate	$11,285	$6,474	$16,463
State taxes, net of federal benefit	868	443	1,172
Other, net	(116)	(15)	(91)
Total	$12,037	$6,902	$17,544

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2017	2016

Deferred income tax liabilities related to:
Finance receivables	$26,524	$24,868
Property and equipment	131	1,160
Total	26,655	26,028
Deferred income tax assets related to:
Accrued liabilities	2,371	2,069
Inventory	149	149
Share based compensation	3,964	4,505
Deferred revenue	1,253	1,025
Total	7,737	7,748
Deferred income tax liabilities, net	$18,918	$18,280

I – Capital Stock

The Company is authorized to issue up to one million shares of $.01 par value preferred stock in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

A subsidiary of the Company has issued 500,000 shares of $1.00 par value preferred stock which carries an 8% cumulative dividend. The Company’s subsidiary can redeem the preferred stock at any time at par value plus any unpaid dividends. After April 30, 2017, a holder of 400,000 shares of the subsidiary preferred stock can require the Company’s subsidiary to redeem such stock for $400,000 plus any unpaid dividends.

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2017	2016	2015

Weighted average shares outstanding-basic	7,854,238	8,370,478	8,617,864
Dilutive options and restricted stock	256,539	295,553	431,093

Weighted average shares outstanding-diluted	8,110,777	8,666,031	9,048,957

Antidilutive securities not included:
Options	359,250	325,125	76,250

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $1.3 million ($811,000 after tax effects), $1.5 million ($952,000 after tax effects) and $780,000 ($489,000 after tax effects) for the years ended April 30, 2017, 2016 and 2015, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2016 through 2027.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	March 13, 2027
Shares available for grant at April 30, 2017	277,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2017	April 30, 2016	April 30, 2015
Expected terms (years)	5.5	5.5	5.4
Risk-free interest rate	1.47%	1.55%	1.64%
Volatility	36%	34%	34%
Dividend yield	-	-	-

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s common stock. The Company has not historically issued dividends and does not expect to do so in the foreseeable future.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2014 to April 30, 2017:

	Number of Shares	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2014	1,117,000	$ 11.90	to	$ 46.44	$24,294	$21.75
Granted	89,000	$ 36.54	to	$ 50.25	3,997	44.91
Exercised	(212,250)	$ 11.90	to	$ 45.46	(4,143)	19.52
Cancelled	(12,000)	$ 41.86	to	$ 45.72	(540)	45.08
Outstanding at April 30, 2015	981,750	$ 11.90	to	$ 53.02	$23,608	$24.05

Granted	338,750	$ 26.37	to	$ 53.02	16,471	48.62
Exercised	(30,750)	$ 11.90	to	$ 23.34	(400)	13.00
Cancelled	(11,500)	$ 41.86	to	$ 53.02	(598)	52.05
Outstanding at April 30, 2016	1,278,250				$39,081	$30.57

Granted	45,000	$ 26.42	to	$ 34.09	1,301	28.90
Exercised	(264,500)	$ 11.90	to	$ 28.13	(4,363)	17.92
Cancelled	(30,250)	$ 41.86	to	$ 53.02	(1,559)	51.55
Outstanding at April 30, 2017	1,028,500				$34,460	$33.51

Stock option compensation expense on a pre-tax basis was $1.2 million ($728,000 after tax effects), $1.4 million ($870,000 after tax effects) and $664,000 ($416,000 after tax effects) for the years ended April 30, 2017, 2016 and 2015, respectively. As of April 30, 2017, the Company had approximately $2.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted-average remaining vesting period of 2.9 years.

There were 45,000 options granted during fiscal 2017. The grant-date fair value of all options granted during fiscal 2017, 2016 and 2015 was $461,000, $5.6 million and $1.4 million, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

As of April 30, 2017, there were 131,125 performance based stock options outstanding that were granted in fiscal year 2016 with a five-year performance period ending April 30, 2020. Tiered vesting of these options is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of April 30, 2017, the Company had $1.1 million in unrecognized compensation expense related to 62,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at April 30, 2017 and 2016 was $8.7 million and $4.8 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2017	2016	2015

Options Exercised	264,500	30,750	212,250
Cash Received from Options Exercised	$2,609	$400	$4,143
Intrinsic Value of Options Exercised	$6,439	$943	$5,983

During the year ended April 30, 2017, there were 88,750 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 68,397 shares to satisfy the exercise price and applicable withholding taxes to acquire 20,353 shares.

As of April 30, 2017 there were 669,500 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.2 million and a weighted average remaining contractual life of 3.11 years and a weighted average exercise price of $26.17.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2016	9,500	$52.10
Shares granted	10,000	39.14
Shares vested	-	-
Shares cancelled	(2,500)	49.51

Unvested shares at April 30, 2017	17,000	$44.86

The fair value at vesting for awards under the stock incentive plan was $763,000, $495,000 and $495,000 in fiscal 2017, 2016 and 2015, respectively.

During the fiscal year 2017, 10,000 restricted shares were granted with a fair value of $39.14 per share. There were no restricted shares granted during fiscal year 2016. During the fiscal year 2015, 9,500 restricted shares were granted with a fair value of $52.10 per share. A total of 170,027 shares remain available for award at April 30, 2017.

The Company recorded compensation cost of $107,000 ($67,000 after tax effects), $99,000 ($62,000 after tax effects) and $90,000 ($56,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2017, 2016 and 2015, respectively. As of April 30, 2017 the Company had $557,000 of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of four years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2017.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2017 the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2018	$5,902
2019	5,675
2020	5,528
2021	5,131
2022	4,827
Thereafter	17,620

Total	$44,683

The $44.7 million of lease commitments includes $13.1 million of non-cancelable lease commitments under the lease terms, and $31.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2017, 2016 and 2015, rent expense for all operating leases amounted to approximately $6.2 million, $6.1 million, and $5.5 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2017, 2016 and 2015 are as follows:

	Years Ended April 30,
(in thousands)	2017	2016	2015
Supplemental disclosures:
Interest paid	$4,069	$3,536	$2,885
Income taxes paid, net	8,435	7,811	13,409

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	42,743	43,766	44,838
Purchase of property and equipment using the issuance of debt	-	550	-
Loss accrued on disposal of property and equipment	797	300	-
Net settlement option exercises	714	-	-

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2017 and 2016 is as follows (in thousands, except per share information):

	Year Ended April 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$145,840	$150,210	$138,784	$152,917	$587,751
Gross profit	54,171	55,173	49,427	56,451	215,222
Net income	7,109	5,018	2,836	5,242	20,205
Net income attributable to common stockholders	7,099	5,008	2,826	5,232	20,165
Earnings per share:
Basic	0.89	0.64	0.36	0.68	2.57
Diluted	0.87	0.62	0.35	0.66	2.49

	Year Ended April 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$142,690	$133,004	$137,463	$154,749	$567,906
Gross profit	52,508	46,074	49,089	53,960	201,631
Net income	4,616	(485)	4,102	3,363	11,596
Net income attributable to common stockholders	4,606	(495)	4,092	3,353	11,556
Earnings per share:
Basic	0.54	(0.06)	0.49	0.41	1.38
Diluted	0.52	(0.06)	0.47	0.40	1.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2017.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2017. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2017, and our report dated June 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 13, 2017

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2017 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2017 and 2016

Consolidated Statements of Operations for the years ended April 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended April 30, 2017, 2016 and 2015

Consolidated Statements of Equity for the years ended April 30, 2017, 2016 and 2015

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

AMERICA’S CAR-MART, INC.

Dated: June 13, 2017	By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William H. Henderson	Chief Executive Officer,	June 13, 2017
William H. Henderson	and Director
(Principal Executive Officer)

/s/ Jeffrey A. Williams	President,	June 13, 2017
Jeffrey A. Williams	Chief Financial Officer,
Secretary and Director
(Principal Financial Officer)

/s/ Vickie D. Judy	Vice President, Accounting	June 13, 2017
Vickie D. Judy	(Principal Accounting Officer)

*	Chairman of the Board	June 13, 2017
Jim von Gremp

*	Director	June 13, 2017
Daniel J. Englander

*	Director	June 13, 2017
Kenny Gunderman

*	Director	June 13, 2017
Robert Cameron Smith

*	Director	June 13, 2017
Eddie L. Hight

*By	/s/ Jeffrey A. Williams
Jeffrey A. Williams
As Attorney-in-Fact Pursuant to Powers of Attorney filed herewith

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company dated February 18, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014)

4.1	Specimen stock certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 (File No. 000-14939))

4.2	Second Amended and Restated Loan and Security Agreement dated December 12, 2016, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.3	Colonial Third Amended and Restated Revolver Note dated September 20, 2012, by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.4	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.5	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.6	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.7	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.8	ACM-TCM Amended and Restated Revolver Note dated March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

Exhibit
Number	Description of Exhibit

4.9	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.10	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.11	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.12	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.13	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of America, N.A. as Agent for the Lenders (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.14	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.15	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.16	Amended and Restated Security Agreement dated as of March 9, 2012, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.17	Amended and Restated Security Agreement dated as of March 9, 2012, by and among America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

Exhibit
Number	Description of Exhibit

4.18	Amended and Restated Security Agreement dated as of March 9, 2012, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.2*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.3*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.4*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.3*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993)

10.4*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.5*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2015).

10.6*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 8, 2004)

21.1	Subsidiaries of America’s Car-Mart, Inc.

Exhibit
Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of Kenny Gunderman

24.2	Power of Attorney of Daniel J. Englander

24.3	Power of Attorney of Robert Cameron Smith

24.4	Power of Attorney of Eddie L. Hight

24.5	Power of Attorney of Jim von Gremp

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

