Form 10-Q
period 2017-07-31
AMERICAS CARMART INC
filed 2017-09-06
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 6, 2017
Common stock, par value $.01 per share	7,365,941

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2017	April 30, 2017
Assets:
Cash and cash equivalents	$501	$434
Accrued interest on finance receivables	2,251	2,098
Finance receivables, net	369,986	357,161
Inventory	30,738	30,129
Prepaid expenses and other assets	4,306	3,942
Goodwill	355	355
Property and equipment, net	29,626	30,139

Total Assets	$437,763	$424,258

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,223	$11,224
Deferred payment protection plan revenue	18,888	18,472
Deferred service contract revenue	9,901	9,611
Accrued liabilities	16,709	13,796
Income taxes payable, net	4,232	885
Deferred income tax liabilities, net	19,322	18,918
Revolving credit facilities and notes payable	117,646	117,944
Total liabilities	199,921	190,850

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 12,963,473 and 12,927,413 issued at July 31, 2017 and April 30, 2017, respectively, of which 7,541,688 and 7,608,471 were outstanding at July 31, 2017 and April 30, 2017, respectively	130	129
Additional paid-in capital	70,480	69,284
Retained earnings	332,501	325,519
Less: Treasury stock, at cost, 5,421,785 and 5,318,942 shares at July 31, 2017 and April 30, 2017, respectively	(165,769)	(162,024)
Total stockholders' equity	237,342	232,908
Non-controlling interest	100	100
Total equity	237,442	233,008

Total Liabilities, Mezzanine Equity and Equity	$437,763	$424,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2017	2016
Revenues:
Sales	$128,274	$129,684
Interest and other income	18,144	16,156

Total revenue	146,418	145,840

Costs and expenses:
Cost of sales	75,206	75,513
Selling, general and administrative	23,865	23,168
Provision for credit losses	34,160	33,381
Interest expense	1,172	944
Depreciation and amortization	1,079	1,096
Loss on disposal of property and equipment	47	400
Total costs and expenses	135,529	134,502

Income before taxes	10,889	11,338

Provision for income taxes	3,897	4,229

Net income	$6,992	$7,109

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$6,982	$7,099

Earnings per share:
Basic	$0.92	$0.89
Diluted	$0.90	$0.87

Weighted average number of shares used in calculation:
Basic	7,548,846	7,948,925
Diluted	7,768,310	8,185,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2017	2016
Net income	$6,992	$7,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	34,160	33,381
Losses on claims for payment protection plan	3,938	3,107
Depreciation and amortization	1,079	1,096
Amortization of debt issuance costs	59	70
Loss on disposal of property and equipment	47	400
Stock based compensation	626	532
Deferred income taxes	404	943
Excess tax benefit from share based compensation	172	-
Change in operating assets and liabilities:
Finance receivable originations	(118,953)	(120,848)
Finance receivable collections	58,934	58,036
Accrued interest on finance receivables	(153)	(441)
Inventory	8,487	4,624
Prepaid expenses and other assets	(364)	38
Accounts payable and accrued liabilities	3,481	3,678
Deferred payment protection plan revenue	416	812
Deferred service contract revenue	290	334
Income taxes, net	3,175	2,834
Net cash provided by (used in) operating activities	2,790	(4,295)
Investing Activities:
Purchase of property and equipment	(613)	(523)
Net cash used in investing activities	(613)	(523)
Financing Activities:
Exercise of stock options	543	77
Issuance of common stock	28	35
Purchase of common stock	(3,745)	(7,165)
Dividend payments	(10)	(10)
Change in cash overdrafts	1,431	2,088
Debt issuance costs	(28)	-
Payments on note payable	(27)	(26)
Proceeds from revolving credit facilities	89,434	94,410
Payments on revolving credit facilities	(89,736)	(84,822)
Net cash (used in) provided by financing activities	(2,110)	4,587
Increase (decrease) in cash and cash equivalents	67	(231)
Cash and cash equivalents, beginning of period	434	602
Cash and cash equivalents, end of period	$501	$371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited) America’s Car-Mart, Inc.	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2017, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.0% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.3 million at July 31, 2017 and $2.1 million April 30, 2017 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 74% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2017, 4.6% of the Company’s finance receivable balances were 30 days or more past due compared to 4.4% at July 31, 2016.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. In May 2017, the Company began implementing text messaging notifications at select locations which allows customers to elect to receive late notices via text message. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time, at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership, or sold for cash on a wholesale basis primarily through physical or online auctions.

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2017, on average, accounts were approximately 61 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2017, the weighted average total contract term was 32.6 months with 23.7 months remaining. The reserve amount in the allowance for credit losses at July 31, 2017, $113.7 million, was 25% of the principal balance in finance receivables of $483.7 million, less unearned payment protection plan revenue of $18.9 million and unearned service contract revenue of $9.9 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2017 was 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2017 or April 30, 2017.

Inventory

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost or net realizable value. The updated guidance was effective for us on May 1, 2017 and did not materially impact our consolidated financial statements. Inventory consists of used vehicles and is valued at the lower of cost or net realizable value on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles and trade-in vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. There was no impairment of goodwill during fiscal 2017, and to date, there has been no impairment during fiscal 2018.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 35.8% and 37.3% for the three months ended July 31, 2017 and July 31, 2016, respectively. Total income tax expense for the three months ended July 31, 2017 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $172,000 for the three months ended July 31, 2017 related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2014.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2017 or April 30, 2017.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2017	2016

Sales – used autos	$111,113	$112,735
Wholesales – third party	5,337	5,417
Service contract sales	6,904	6,761
Payment protection plan revenue	4,920	4,771

Total	$128,274	$129,684

At July 31, 2017 and 2016, finance receivables more than 90 days past due were approximately $2.0 million and $1.7 million, respectively. Late fee revenues totaled approximately $449,000 and $461,000 for the three months ended July 31, 2017 and 2016, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions. The new guidance was effective for us on May 1, 2017 and did not materially impact our consolidated financial statements. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 102,843 shares of its common stock to be held as treasury stock for a total cost of $3.7 million during the first three months of fiscal 2018 and 273,092 shares for a total cost of $7.2 million during the first three months of fiscal 2017. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has established two separate reserve accounts of 10,000 shares of treasury stock each to: i) secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state, and ii) for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the FASB or other standard setting bodies which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently finalizing their evaluation of the potential effects of the adoption of this update on the consolidated financial statements, but does not expect such impact to be material. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company expects to complete its evaluations of the impacts of the accounting and disclosure requirements in the second half of 2017, but does not expect such impact to be material.

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

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the retrospective transition method should be applied. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Stock-Based Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the prospective transition method should be applied to awards modified on or after the adoption date. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 16.0% at July 31, 2017. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2017	April 30, 2017

Gross contract amount	$565,630	$545,916
Less unearned finance charges	(81,911)	(79,062)
Principal balance	483,719	466,854
Less allowance for credit losses	(113,733)	(109,693)

Finance receivables, net	$369,986	$357,161

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2017	2016

Balance at beginning of period	$357,161	$334,793
Finance receivable originations	118,953	120,848
Finance receivable collections	(58,934)	(58,036)
Provision for credit losses	(34,160)	(33,381)
Losses on claims for payment protection plan	(3,938)	(3,107)
Inventory acquired in repossession and payment protection plan claims	(9,096)	(8,569)

Balance at end of period	$369,986	$352,548

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2017	2016

Balance at beginning of period	$109,693	$102,485
Provision for credit losses	34,160	33,381
Charge-offs, net of recovered collateral	(30,120)	(27,844)

Balance at end of period	$113,733	$108,022

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 6.4% for the three months ended July 31, 2017 compared to 6.2% for the same period in the prior year. This increase in net charge-offs is primarily due to an increase in the severity of the losses, with the frequency of losses remaining flat compared to the same period in the prior year.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 12.4% for the three months ended July 31, 2017 compared to 13.0% for the same period in the prior year. The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term, higher levels of contract modifications, a lower level of early pay-offs and the increase in the contract interest rate, partially offset by a slightly higher age of receivables. Delinquencies greater than 30 days were 4.6% for July 31, 2017 and 4.4% at July 31, 2016.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2017		April 30, 2017		July 31, 2016

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$390,879	80.81%	$397,341	85.12%	$381,685	82.88%
3 - 29 days past due	70,406	14.55%	52,869	11.32%	58,740	12.75%
30 - 60 days past due	17,328	3.58%	11,658	2.50%	14,749	3.20%
61 - 90 days past due	3,078	0.64%	3,516	0.75%	3,728	0.81%
> 90 days past due	2,028	0.42%	1,470	0.31%	1,668	0.36%
Total	$483,719	100.00%	$466,854	100.00%	$460,570	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The first quarter of fiscal 2018 ended on a Monday compared to a Sunday period end for first quarter of fiscal 2017, which is believed to contribute to the decrease in current receivables at quarter end compared to the prior year first quarter.

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

	Three Months Ended July 31,
	2017	2016

Principal collected as a percent of average finance receivables	12.4%	13.0%
Average down-payment percentage	6.2%	6.0%
Average originating contract term (in months)	29.8	29.3

	July 31, 2017	July 31, 2016
Portfolio weighted average contract term, including modifications (in months)	32.6	31.7

The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term, higher levels of contract modifications, a lower level of early pay-offs, and the increase in the contract interest rate, partially offset by a slightly higher average age of receivables. The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2017	April 30, 2017

Land	$6,597	$6,742
Buildings and improvements	12,011	11,972
Furniture, fixtures and equipment	13,186	13,143
Leasehold improvements	24,274	24,464
Construction in progress	360	-
Less accumulated depreciation and amortization	(26,802)	(26,182)

Total	$29,626	$30,139

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2017	April 30, 2017

Employee compensation	$6,377	$5,406
Cash overdrafts (see Note B)	2,100	669
Deferred sales tax (see Note B)	3,041	2,894
Other	5,191	4,827

Total	$16,709	$13,796

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)
	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	July 31, 2017	April 30, 2017

Revolving credit facilities	$200,000	LIBOR + 2.375%	December 12, 2019	$117,822	$118,124
		(3.61% at July 31, 2017 and 3.37% at April 30, 2017)

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

The Company was in compliance with the covenants at July 31, 2017. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2017, the Company had additional availability of approximately $79 million under the revolving credit facilities.

The Company recognized approximately $59,000 and $70,000 of amortization for the three months ended July 31, 2017 and 2016, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During fiscal 2017, the Company incurred approximately $449,000 in debt issuance costs related to the Second Amended and Restated Loan and Security Agreement and incurred additional debt issuance costs of approximately $28,000 during the first quarter of fiscal 2018. Debt issuance costs of approximately $561,000 and $593,000 as of July 31, 2017 and April 30, 2017, respectively, are shown as a deduction from the revolving credit facilities in the Condensed Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $386,000 and $413,000 as of July 31, 2017 and April 30, 2017, respectively.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2017 and April 30, 2017:

	July 31, 2017		April 30, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$501	$501	$434	$434
Finance receivables, net	369,986	297,487	357,161	287,115
Accounts payable	13,223	13,223	11,224	11,224
Revolving credit facilities and notes payable	117,646	117,646	117,944	117,944

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2017, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2017	2016

Weighted average shares outstanding-basic	7,548,846	7,948,925
Dilutive options and restricted stock	219,464	236,152

Weighted average shares outstanding-diluted	7,768,310	8,185,077

Antidilutive securities not included:
Options	337,750	410,500
Restricted stock	34,000	9,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2017 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $626,000 ($393,000 after tax effects) and $532,000 ($334,000 after tax effects) for the three months ended July 31, 2017 and 2016, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2017 through 2027.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2027
Shares available for grant at July 31, 2017	284,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2017	2016
Expected term (years)	5.5	5.5
Risk-free interest rate	1.81%	1.32%
Volatility	36%	36%
Dividend yield	-	-

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

There were 25,000 options granted during the three months ended July 31, 2017 and 30,000 options granted during the three months ended July 31, 2016. The grant-date fair value of options granted during the three months ended July 31, 2017 and 2016 was $336,000 and $279,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $551,000 ($345,000 after tax effects) and $507,000 ($318,000 after tax effects) for the three months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, the Company had approximately $2.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.7 years.

In May 2015, key employees of the Company were granted 91,125 performance based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of July 31, 2017, the Company had $1.1 million in unrecognized compensation expense related to 62,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at July 31, 2017 and 2016 was $9.5 million and $12.2 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2017	2016

Options exercised	35,250	3,750
Cash received from option exercises	$543	$77
Intrinsic value of options exercised	$784	$14

As of July 31, 2017, there were 659,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.9 million, a weighted average remaining contractual life of 3.11 years, and a weighted average exercise price of $26.59.

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

There were 34,500 restricted shares granted during the three months ended July 31, 2017 and no restricted shares granted during the three months ended July 31, 2016. A total of 137,027 shares remained available for award at July 31, 2017. There were 50,000 unvested restricted shares outstanding as of July 31, 2017 with a weighted average grant date fair value of $44.40.

The Company recorded compensation cost of approximately $71,000 ($45,000 after tax effects) and $18,000 ($11,000 after tax effects) related to the Stock Incentive Plan during the three months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, the Company had approximately $1.6 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.4 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2017 or during the first three months of fiscal 2018.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2017.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2017	2016
Supplemental disclosures:
Interest paid	$1,172	$944
Income taxes paid, net	147	451

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	9,096	8,569
Loss accrued on disposal of property and equipment	-	400

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2017, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 14% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 0.4% for the first three months of fiscal 2018 compared to the same period of fiscal 2017 due primarily to 12.3% increase in interest income, partially offset by a 1.0% decrease in the number of retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 23.1% in fiscal 2013 to 28.7% in fiscal 2017 (average of 26.6%). The increase in credit losses as a percentage of sales in recent years has been primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. For the first three months of fiscal 2018, credit losses as a percentage of sales were 26.6%, compared to 25.7% for the first quarter of fiscal 2017. This increase is primarily due to an increase in the severity of the losses, with the frequency of losses remaining flat compared to the same period in the prior year. A lower percentage of collections to finance receivables, due to the longer contract terms and lower down payments, and the effect of closed dealerships also contributed to the increase in the credit loss provision as a percentage of sales for the first quarter of fiscal 2018.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. After decreasing to a five-year low of 39.8% of sales during fiscal 2016, gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales. For the first quarter of fiscal 2018 the gross margin was 41.4% of sales compared to 41.8% for the first quarter of fiscal 2017, resulting primarily from higher claims under the payment protection plan product. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

Hiring, training and retaining qualified associates is critical to the Company’s success. The extent to which the Company is able to add new dealerships and implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The Company has added resources to recruit, train, and develop personnel, especially personnel targeted for dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2017	Three Months Ended
	July 31,		vs.	July 31,
	2017	2016	2016	2017	2016
Revenues:
Sales	$128,274	$129,684	(1.1)%	100.0	100.0
Interest income	18,144	16,156	12.3	14.1	12.5
Total	146,418	145,840	0.4

Costs and expenses:
Cost of sales, excluding depreciation shown below	75,206	75,513	(0.4)	58.6	58.2
Selling, general and administrative	23,865	23,168	3.0	18.6	17.9
Provision for credit losses	34,160	33,381	2.3	26.6	25.7
Interest expense	1,172	944	24.2	0.9	0.7
Depreciation and amortization	1,079	1,096	(1.6)	0.8	0.8
Loss on disposal of property and equipment	47	400	(88.3)	-	0.3
Total	135,529	134,502	0.8

Income before taxes	$10,889	$11,338		8.5	8.7

Operating Data:
Retail units sold	11,837	11,957
Average stores in operation	140	143
Average units sold per store per month	28.2	27.9
Average retail sales price	$10,386	$10,393
Same store revenue change	2.1%	0.5%

Period End Data:
Stores open	140	143
Accounts over 30 days past due	4.6%	4.4%

Three Months Ended July 31, 2017 vs. Three Months Ended July 31, 2016

Revenues increased by approximately $578,000, or 0.4%, for the three months ended July 31, 2017 as compared to the same period in the prior fiscal year. This increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year first quarter ($3.0 million) and revenue growth from dealerships opened after the prior year quarter ($381,000), offset by the loss of revenues from dealerships closed after July 31, 2016 ($2.8 million). Interest income increased approximately $2.0 million for the three months ended July 31, 2017, as compared to the same period in the prior fiscal year due to the $27.3 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, increased to 58.6% for the three months ended July 31, 2017 compared to 58.2% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.4% for the current year period compared to 41.8% for the prior year period. The lower gross margin percentage primarily relates to higher claims under the payment protection plan product.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2018 was $10,386, a $7 decrease over the prior year quarter. While the average retail sales price was essentially flat compared to the prior year quarter, the Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.6% for the three months ended July 31, 2017, an increase of 0.7% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $697,000 in the first quarter of fiscal 2018 compared to the same period of the prior fiscal year. The increase was primarily a result of additional investments in general manager recruitment, training and advancement, collections support and marketing. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 26.6% for the three months ended July 31, 2017 compared to 25.7% for the three months ended July 31, 2016. Net charge-offs as a percentage of average finance receivables were 6.4% for the three months ended July 31, 2017 compared to 6.2% for the prior year quarter. This increase is primarily due to an increase in the severity of the losses, with the frequency of losses remaining flat compared to the same period in the prior year. A lower percentage of collections of finance receivables, due to longer contract terms and lower down payments, and the effect of closed dealerships also contributed to the increase in the provision as a percentage of sales for the first quarter of fiscal 2018. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 0.9% for the three months ended July 31, 2017 compared to 0.7% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the three months ended July 31, 2017 at $118.5 million, compared to $113.9 million for the prior year quarter, along with increased interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2017	April 30, 2017
Assets:
Finance receivables, net	$369,986	$357,161
Inventory	30,738	30,129
Property and equipment, net	29,626	30,139

Liabilities:
Accounts payable and accrued liabilities	29,932	25,020
Deferred revenue	28,789	28,083
Income taxes payable, net	4,232	885
Deferred tax liabilities, net	19,322	18,918
Debt facilities and notes payable	117,646	117,944

Historically, finance receivables tended to grow slightly faster than revenue; for fiscal year 2017, finance receivables grew 7.0% compared to revenue growth of 3.5%, consistent with the historical trends. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first three months of fiscal 2018, inventory increased by $609,000 compared to inventory at April 30, 2017. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by $512,000 at July 31, 2017 as compared to property and equipment, net, at April 30, 2017. The Company incurred $613,000 in expenditures to refurbish and expand existing locations, offset by depreciation expense.

Accounts payable and accrued liabilities increased by $4.9 million during the first three months of fiscal 2018 as compared to accounts payable and accrued liabilities at April 30, 2017, related primarily to increases in inventory, cash overdrafts and accrued employee compensation.

Deferred revenue increased $706,000 at July 31, 2017 as compared to April 30, 2017, primarily resulting from increased sales of the payment protection plan product and service contracts.

Income taxes payable, net, increased by $3.3 million at July 31, 2017 as compared to April 30, 2017, primarily due to the timing of quarterly tax payments.

Deferred income tax liabilities, net, increased approximately $404,000 at July 31, 2017 as compared to April 30, 2017, due primarily to the change in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2018, the Company reduced total debt by $298,000, funded finance receivables growth of $16.9 million, inventory growth of $609,000, capital expenditures of $613,000 and common stock repurchases of $3.7 million with income from operations.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2017	2016
Operating activities:
Net income	$6,992	$7,109
Provision for credit losses	34,160	33,381
Losses on claims for payment protection plan	3,938	3,107
Depreciation and amortization	1,079	1,096
Stock based compensation	626	532
Finance receivable originations	(118,953)	(120,848)
Finance receivable collections	58,934	58,036
Inventory	8,487	4,624
Accounts payable and accrued liabilities	3,481	3,678
Deferred payment protection plan revenue	416	812
Deferred service contract revenue	290	334
Income taxes, net	3,175	2,834
Deferred income taxes	404	943
Accrued interest on finance receivables	(153)	(441)
Other	(86)	508
Total	2,790	(4,295)

Investing activities:
Purchase of property and equipment	(613)	(523)
Total	(613)	(523)

Financing activities:
Revolving credit facilities, net	(302)	9,588
Debt issuance costs	(28)	-
Payments on note payable	(27)	(26)
Change in cash overdrafts	1,431	2,088
Purchase of common stock	(3,745)	(7,165)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	571	112
Total	(2,110)	4,587

Increase (decrease) in cash	$67	$(231)

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

Cash flows from operations for the three months ended July 31, 2017 compared to the same period in the prior fiscal year were positively impacted by (i) a smaller increase in inventory, (ii) increased losses on the payment protection plan, and (iii) a higher non-cash charge for credit losses, partially offset by smaller increases in (iv) accounts payable and accrued liabilities and (v) deferred income taxes. Finance receivables, net, increased by $12.8 million from April 30, 2017 to July 31, 2017.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. While these factors have caused purchase costs to increase generally over the last five years, during the first quarter of fiscal 2018, the average sales price decreased slightly with an improvement to the average age of the vehicle by slightly over a year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2017, the Company leased approximately 86% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2017, the Company had approximately $501,000 of cash on hand and approximately an additional $79 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2017 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 86% of its dealerships and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2017.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 250 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2017.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2017, the weighted average total contract term was 32.6 months with 23.7 months remaining. The reserve amount in the allowance for credit losses at July 31, 2017, $113.7 million, was 25% of the principal balance in finance receivables of $483.7 million, less unearned payment protection plan revenue of $18.9 million and unearned service contract revenue of $9.9 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2017 was 11.9 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company is currently finalizing their evaluation of the potential effects of the adoption of this update on the consolidated financial statements, but does not expect such impact to be material. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company expects to complete its evaluations of the impacts of the accounting and disclosure requirements in the second half of 2017, but does not expect such impact to be material.

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

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the retrospective transition method should be applied. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Stock-Based Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the prospective transition method should be applied to awards modified on or after the adoption date. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $117.6 million outstanding under its revolving credit facilities at July 31, 2017. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.2 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2017.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2017 through May 31, 2017	66,856	36.17	66,856	595,902
June 1, 2017 through June 30, 2017	33,737	36.87	33,737	562,165
July 1, 2017 through July 31, 2017	2,250	36.82	2,250	559,915
Total	102,843		102,843

(1)	The above described stock repurchase program has no expiration date.

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

Dated: September 6, 2017

