Form 10-Q
period 2018-01-31
AMERICAS CARMART INC
filed 2018-03-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 7, 2018
Common stock, par value $.01 per share	6,918,565

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2018	April 30, 2017
Assets:
Cash and cash equivalents	$534	$434
Accrued interest on finance receivables	2,349	2,098
Finance receivables, net	380,384	357,161
Inventory	38,094	30,129
Income taxes receivable, net	489	-
Prepaid expenses and other assets	4,931	3,942
Goodwill	355	355
Property and equipment, net	29,201	30,139

Total Assets	$456,337	$424,258

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$14,071	$11,224
Deferred payment protection plan revenue	18,908	18,472
Deferred service contract revenue	9,672	9,611
Accrued liabilities	18,594	13,796
Income taxes payable, net	-	885
Deferred income tax liabilities, net	11,664	18,918
Revolving credit facilities and notes payable	148,172	117,944
Total liabilities	221,081	190,850

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,026,611 and 12,927,413 issued at January 31, 2018 and April 30, 2017, respectively, of which 7,056,179 and 7,608,471 were outstanding at January 31, 2018 and April 30, 2017, respectively	130	129
Additional paid-in capital	71,116	69,284
Retained earnings	351,829	325,519
Less: Treasury stock, at cost, 5,970,432 and 5,318,942 shares at January 31, 2018 and April 30, 2017, respectively	(188,319)	(162,024)
Total stockholders' equity	234,756	232,908
Non-controlling interest	100	100
Total equity	234,856	233,008

Total Liabilities, Mezzanine Equity and Equity	$456,337	$424,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Revenues:
Sales	$128,166	$121,263	$386,867	$384,117
Interest and other income	19,048	17,521	55,883	50,717

Total revenue	147,214	138,784	442,750	434,834

Costs and expenses:
Cost of sales	74,951	71,836	225,780	225,346
Selling, general and administrative	25,945	22,654	73,537	68,476
Provision for credit losses	37,872	37,645	110,778	110,467
Interest expense	1,482	1,060	3,978	3,040
Depreciation and amortization	1,057	1,059	3,244	3,235
Loss on disposal of property and equipment	84	7	188	406
Total costs and expenses	141,391	134,261	417,505	410,970

Income before taxes	5,823	4,523	25,245	23,864

Provision (benefit) for income taxes	(7,556)	1,687	(1,095)	8,901

Net income	$13,379	$2,836	$26,340	$14,963

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$13,369	$2,826	$26,310	$14,933

Earnings per share:
Basic	$1.88	$0.36	$3.59	$1.89
Diluted	$1.82	$0.35	$3.48	$1.83

Weighted average number of shares used in calculation:
Basic	7,106,715	7,893,737	7,336,687	7,891,908
Diluted	7,345,428	8,175,754	7,556,255	8,165,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2018	2017
Net income	$26,340	$14,963
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	110,778	110,467
Losses on claims for payment protection plan	12,039	11,260
Depreciation and amortization	3,244	3,235
Amortization of debt issuance costs	199	197
Loss on disposal of property and equipment	188	406
Stock based compensation	1,258	1,020
Deferred income taxes	(7,254)	1,160
Excess tax benefit from share based compensation	777	(942)
Change in operating assets and liabilities:
Finance receivable originations	(356,489)	(356,776)
Finance receivable collections	180,137	175,696
Accrued interest on finance receivables	(251)	(602)
Inventory	22,347	28,186
Prepaid expenses and other assets	(989)	(1,271)
Accounts payable and accrued liabilities	4,199	603
Deferred payment protection plan revenue	436	854
Deferred service contract revenue	61	(110)
Income taxes, net	(2,151)	3,015
Net cash used in operating activities	(5,131)	(8,639)

Investing Activities:
Purchase of property and equipment	(1,586)	(1,424)
Proceeds from sale of property and equipment	288	924
Net cash used in investing activities	(1,298)	(500)

Financing Activities:
Exercise of stock options	492	1,675
Excess tax benefit from share based compensation	-	942
Issuance of common stock	83	106
Purchase of common stock	(26,295)	(8,175)
Dividend payments	(30)	(30)
Change in cash overdrafts	3,446	3,587
Debt issuance costs	(153)	(378)
Payments on note payable	(81)	(77)
Proceeds from revolving credit facilities	307,351	278,304
Payments on revolving credit facilities	(278,284)	(267,163)
Net cash provided by financing activities	6,529	8,791

Increase (decrease) in cash and cash equivalents	100	(348)
Cash and cash equivalents, beginning of period	434	602

Cash and cash equivalents, end of period	$534	$254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2018, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2017.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.2% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.3 million at January 31, 2018 and $2.1 million at April 30, 2017 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 74% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2018, 4.1% of the Company’s finance receivable balances were 30 days or more past due compared to 4.7% at January 31, 2017.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. In May 2017, the Company began implementing text messaging notifications in a controlled rollout which allows customers to elect to receive a reminder on their due date and late notifications further into the delinquency. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2018, on average, accounts were approximately 64 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2018, the weighted average total contract term was 32.4 months with 23.1 months remaining. The reserve amount in the allowance for credit losses at January 31, 2018, $117.3 million, was 25% of the principal balance in finance receivables of $497.7 million, less unearned payment protection plan revenue of $18.9 million and unearned service contract revenue of $9.7 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.
•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2018 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2018 or April 30, 2017.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were (4.3)% and 37.3% for the nine months ended January 31, 2018 and January 31, 2017, respectively. Total income tax expense for the nine months ended January 31, 2018 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $777,000 for the nine months ended January 31, 2018 related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (the "Tax Act"). The Tax Act includes significant changes to the U.S. tax code that will affect our fiscal year ending April 30, 2018, and future periods. Changes in the tax laws from the Tax Act had a material impact on our financial statements in the third quarter of 2018. Under generally accepted accounting principles ("U.S. GAAP") specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision. Our accounting for the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended federal corporate tax rate of approximately 30.4% in fiscal year 2018 and 21% thereafter. In the three months ended January 31, 2018, we recorded a discrete net deferred income tax benefit of $8.1 million with a corresponding provisional reduction to our net deferred income tax liability. This estimate may change as we receive additional information about the timing of deferred income tax reversal.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2018 or April 30, 2017.

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

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2018	2017	2018	2017
Sales – used autos	$109,480	$103,249	$332,515	$331,376
Wholesales – third party	6,405	5,764	17,857	16,710
Service contract sales	7,095	7,094	21,211	21,072
Payment protection plan revenue	5,186	5,156	15,284	14,959

Total	$128,166	$121,263	$386,867	$384,117

At January 31, 2018 and 2017, finance receivables more than 90 days past due were approximately $1.6 million and $2.0 million, respectively. Late fee revenues totaled approximately $1.4 million for the nine months ended January 31, 2018 and 2017. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting to simplify the accounting for share-based payment transactions. The new guidance was effective for us on May 1, 2017. The Company recognized a $777,000 tax benefit for the first nine months of fiscal 2018. Adoption also resulted in a $777,000 increase in operating cash flows and a corresponding $777,000 reduction in financing cash flows for the first nine months of fiscal 2018. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also, in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 651,490 shares of its common stock to be held as treasury stock for a total cost of $26.3 million during the first nine months of fiscal 2018 and 300,838 shares for a total cost of $8.2 million during the first nine months of fiscal 2017. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has established two separate reserve accounts of 10,000 shares of treasury stock each to: i) secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state, and ii) for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company will adopt this standard for its fiscal year beginning May 1, 2018 and plans to apply the modified retrospective transition method with a cumulative effect adjustment, if any, recognized at the date of adoption. While the Company continues to evaluate all potential impacts of this standard, management generally does not expect adoption of the standard to have a material impact on the Company’s consolidated financial statements. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management does not anticipate significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company does not expect significant changes to those processes or its internal controls or systems. We continue to evaluate the impact of the adoption of this guidance, but currently, we do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 16.2% at January 31, 2018. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2018	April 30, 2017

Gross contract amount	$575,536	$545,916
Less unearned finance charges	(77,884)	(79,062)
Principal balance	497,652	466,854
Less allowance for credit losses	(117,268)	(109,693)

Finance receivables, net	$380,384	$357,161

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2018	2017
Balance at beginning of period	$357,161	$334,793
Finance receivable originations	356,489	356,776
Finance receivable collections	(180,137)	(175,696)
Provision for credit losses	(110,778)	(110,467)
Losses on claims for payment protection plan	(12,039)	(11,260)
Inventory acquired in repossession and payment protection plan claims	(30,312)	(30,610)

Balance at end of period	$380,384	$363,536

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2018	2017
Balance at beginning of period	$109,693	$102,485
Provision for credit losses	110,778	110,467
Charge-offs, net of recovered collateral	(103,203)	(101,134)

Balance at end of period	$117,268	$111,818

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 21.2% for the nine months ended January 31, 2018 compared to 21.8% for the same period in the prior year. This decrease in net charge-offs is due to a decrease in the frequency of the losses, partially offset by an increase in the severity of the losses compared to the same period in the prior year.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 37.2% for the nine months ended January 31, 2018 compared to 37.9% for the same period in the prior year. The decrease in collections as a percentage of average finance receivables resulted primarily from the longer average term, a lower level of early pay-offs and the increase in the contract interest rate, partially offset by a higher age of receivables. Delinquencies greater than 30 days were 4.1% for January 31, 2018 and 4.7% at January 31, 2017.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2018		April 30, 2017		January 31, 2017

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$394,614	79.30%	$397,341	85.12%	$371,078	78.06%
3 - 29 days past due	82,679	16.61%	52,869	11.32%	81,887	17.23%
30 - 60 days past due	14,918	3.00%	11,658	2.50%	15,957	3.36%
61 - 90 days past due	3,792	0.76%	3,516	0.75%	4,395	0.92%
> 90 days past due	1,649	0.33%	1,470	0.31%	2,037	0.43%
Total	$497,652	100.00%	$466,854	100.00%	$475,354	100.00%

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

	Nine Months Ended January 31,
	2018	2017
Principal collected as a percent of average finance receivables	37.2%	37.9%
Average down-payment percentage	5.8%	5.3%
Average originating contract term (in months)	29.6	29.3

	January 31, 2018	January 31, 2017
Portfolio weighted average contract term, including modifications (in months)	32.4	31.9

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2018	April 30, 2017

Land	$6,487	$6,742
Buildings and improvements	11,744	11,972
Furniture, fixtures and equipment	12,745	13,143
Leasehold improvements	24,563	24,464
Construction in progress	1,950	-
Less accumulated depreciation and amortization	(28,288)	(26,182)

Total	$29,201	$30,139

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2018	April 30, 2017

Employee compensation	$5,769	$5,406
Cash overdrafts (see Note B)	4,115	669
Deferred sales tax (see Note B)	3,212	2,894
Other	5,498	4,827

Total	$18,594	$13,796

F – Debt Facilities

A summary of revolving credit facilities is as follows:

(In thousands)

	Aggregate	Interest		Balance at
	Amount	Rate	Maturity	January 31, 2018	April 30, 2017
Revolving credit facilities	$200,000	LIBOR + 2.35%	December 12, 2019	$147,191	$118,124
(3.91% at January 31, 2018 and 3.37% at April 30, 2017)

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

The Company was in compliance with the covenants at January 31, 2018. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2018, the Company had additional availability of approximately $52 million under the revolving credit facilities.

The Company recognized approximately $199,000 and $197,000 of amortization for the nine months ended January 31, 2018 and 2017, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first nine months of fiscal 2018, the Company incurred approximately $153,000 in debt issuance costs related to the Agreement. During fiscal 2017, the Company incurred approximately $449,000 in debt issuance costs related to the Agreement. Debt issuance costs of approximately $547,000 and $593,000 as of January 31, 2018 and April 30, 2017, respectively, are shown as a deduction from the revolving credit facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $332,000 and $413,000 as of January 31, 2018 and April 30, 2017, respectively.

In the third quarter of fiscal 2018, the Company began leasing certain equipment under a lease classified as a capital lease. The present value of the minimum lease payments is approximately $1.2 million. The lease is included in Revolving Credit Facilities and Notes Payable in the Condensed Consolidated Balance Sheets. The leased equipment is amortized on a straight-line basis over three years. There is no accumulated depreciation related to the leased equipment at January 31, 2018.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2018 and April 30, 2017:

	January 31, 2018		April 30, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$534	$534	$434	$434
Finance receivables, net	380,384	306,056	357,161	287,115
Accounts payable	14,071	14,071	11,224	11,224
Revolving credit facilities and notes payable	148,172	148,172	117,944	117,944

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2018, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Weighted average shares outstanding-basic	7,106,715	7,893,737	7,336,687	7,891,908
Dilutive options and restricted stock	238,712	282,017	219,568	274,023
Weighted average shares outstanding-diluted	7,345,427	8,175,754	7,556,255	8,165,931
Antidilutive securities not included:
Options	270,750	327,750	307,750	360,500
Restricted stock	-	-	11,333	6,333

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2018 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1,258,000 ($843,000 after tax effects assuming a blended rate of 33% for the first nine months of fiscal 2018) and $1 million ($627,000 after tax effects) for the nine months ended January 31, 2018 and 2017, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2027
Shares available for grant at January 31, 2018	288,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2018	2017
Expected term (years)	5.5	5.5
Risk-free interest rate	1.81%	1.28%
Volatility	36%	36%
Dividend yield	-	-

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

There were 25,000 options granted during the nine months ended January 31, 2018 and 35,000 options granted during the nine months ended January 31, 2017. The grant-date fair value of options granted during the nine months ended January 31, 2018 and 2017 was $336,000 and $338,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1 million ($670,000 after tax effects assuming a blended rate of 33% for the first nine months of fiscal 2018) and $923,000 ($579,000 after tax effects) for the nine months ended January 31, 2018 and 2017, respectively. As of January 31, 2018, the Company had approximately $1.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.2 years.

In May 2015, key employees of the Company were granted 91,125 performance-based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of January 31, 2018, the Company had $1.1 million in unrecognized compensation expense related to 62,750 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at January 31, 2018 and 2017 was $10.9 million and $13.7 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2018	2017
Options exercised	133,000	169,500
Cash received from option exercises	$1,311	$1,675
Intrinsic value of options exercised	$3,444	$4,374

As of January 31, 2018, there were 552,500 vested and exercisable stock options outstanding with an aggregate intrinsic value of $9.9 million, a weighted average remaining contractual life of 2.42 years, and a weighted average exercise price of $28.38.

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

There were 34,500 restricted shares granted during the nine months ended January 31, 2018 and 10,000 restricted shares granted during the nine months ended January 31, 2017. A total of 139,027 shares remained available for award at January 31, 2018. There were 48,000 unvested restricted shares outstanding as of January 31, 2018 with a weighted average grant date fair value of $38.18.

The Company recorded compensation cost of approximately $241,000 ($161,000 after tax effects assuming a blended rate of 33% for the first nine months of fiscal 2018) and $78,000 ($49,000 after tax effects) related to the Stock Incentive Plan during the nine months ended January 31, 2018 and 2017, respectively. As of January 31, 2018, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.9 years.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2017 or during the first nine months of fiscal 2018.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2018.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2018	2017
Supplemental disclosures:
Interest paid	$3,978	$3,040
Income taxes paid, net	7,534	4,726
Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	30,312	30,610
Property and equipment acquired via capital lease	1,196	-
Loss incurred on disposal of property and equipment	-	(300)

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2018, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 14% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 1.8% for the first nine months of fiscal 2018 compared to the same period of fiscal 2017 due to a 10.2% increase in interest income and a 0.6% increase in the number of retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 23.1% in fiscal 2013 to 28.7% in fiscal 2017 (average of 26.6%). The increase in credit losses as a percentage of sales in recent years has been primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. For the first nine months of fiscal 2018, credit losses as a percentage of sales were 28.6%, compared to 28.8% for the first nine months of fiscal 2017. The decrease in the provision for credit losses as a percentage of sales is primarily due to lower delinquencies and fewer contract modifications. The decrease in the provision for credit losses as a percentage of sales was partially offset by a lower percentage of collection of finance receivables due to longer contract terms, and the increase in our contract interest rate.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years , the Company’s gross margins as a percentage of sales ranged between approximately 40% and 43%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. After decreasing to a five-year low of 39.8% of sales during fiscal 2016, gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales. For the first nine months of fiscal 2018 the gross margin was 41.6% of sales compared to 41.3% for the first nine months of fiscal 2017, resulting primarily from better inventory management and repair practices. The Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2018	Three Months Ended
	January 31,		vs.	January 31,
	2018	2017	2017	2018	2017
Revenues:
Sales	$128,166	$121,263	5.7%	100.0	100.0
Interest income	19,048	17,521	8.7	14.9	14.4
Total	147,214	138,784	6.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	74,951	71,836	4.3	58.5	59.2
Selling, general and administrative	25,945	22,654	14.5	20.2	18.7
Provision for credit losses	37,872	37,645	0.6	29.5	31.0
Interest expense	1,482	1,060	39.8	1.2	0.9
Depreciation and amortization	1,057	1,059	(0.2)	0.8	0.9
Loss on disposal of property and equipment	84	7	1100.0	0.1	-
Total	141,391	134,261	5.3

Pretax income	$5,823	$4,523		4.5	3.7

Operating Data:
Retail units sold	11,420	10,866
Average stores in operation	140	143
Average units sold per store per month	27.2	25.3
Average retail sales price	$10,662	$10,629
Same store revenue change	7.1%	1.1%

Period End Data:
Stores open	140	143
Accounts over 30 days past due	4.1%	4.7%

Three months ended January 31, 2018 vs. Three months ended January 31, 2017

Revenues increased by approximately $8.4 million, or 6.1%, for the three months ended January 31, 2018 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year third quarter ($9.7 million) and revenue growth from dealerships opened after the prior year quarter ($1.1 million), partially offset by the loss of revenues from dealerships closed after January 31, 2017 ($2.4 million). Interest income increased approximately $1.5 million for the three months ended January 31, 2018, as compared to the same period in the prior fiscal year due to the $20.6 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 58.5% for the three months ended January 31, 2018 compared to 59.2% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.5% for the current year period compared to 40.8% for the prior year period. The higher gross margin percentage primarily relates to better inventory management and repair practices.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2018 was $10,662 a $33 increase over the prior year quarter. The Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 20.2% for the three months ended January 31, 2018, an increase of 1.5% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $3.3 million in the third quarter of fiscal 2018 compared to the same period of the prior fiscal year. The increase was primarily a result of a $1.1 million one-time retirement bonus paid to our former Chief Executive Officer and additional investments in general manager recruitment, training and advancement, collections support and marketing. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 29.5% for the three months ended January 31, 2018 compared to 31.0% for the three months ended January 31, 2017. Net charge-offs as a percentage of average finance receivables were 7.4% for the three months ended January 31, 2018 compared to 7.8% for the prior year quarter. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, due to the lower delinquencies, the higher average age of receivables and a lower level of modifications, partially offset by longer average term and the increase in our contract interest rate. The decrease in charge-offs as a percentage of average finance receivables was due to a decrease in the frequency of the losses compared to the same period in the prior year, with the severity of the losses remaining flat compared to the same period of the prior fiscal year. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 1.2% for the three months ended January 31, 2018 compared to 0.9% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the three months ended January 31, 2018 at $143.9 million, compared to $120.1 million for the prior year quarter, along with increased interest rates.

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended		2018	Nine Months Ended
	January 31,		vs.	January 31,
	2018	2017	2017	2018	2017
Revenues:
Sales	$386,867	$384,117	0.7%	100.0	100.0
Interest income	55,883	50,717	10.2	14.4	13.2
Total	442,750	434,834	1.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	225,780	225,346	0.2	58.4	58.7
Selling, general and administrative	73,537	68,476	7.4	19.0	17.8
Provision for credit losses	110,778	110,467	0.3	28.6	28.8
Interest expense	3,978	3,040	30.9	1.0	0.8
Depreciation and amortization	3,244	3,235	0.3	0.8	0.8
Loss on Disposal of Property and Equipment	188	406	(53.7)	-	0.1
Total	417,505	410,970	1.6

Pretax income	$25,245	$23,864		6.5%	6.2%

Operating Data:
Retail units sold	35,189	34,990
Average stores in operation	140	143
Average units sold per store per month	27.9	27.2
Average retail sales price	$10,487	$10,500
Same store revenue change	3.3%	4.2%

Period End Data:
Stores open	140	143
Accounts over 30 days past due	4.1%	4.7%

Nine months ended January 31, 2018 vs. Nine Months Ended January 31, 2017

Revenues increased by approximately $7.9 million, or 1.8%, for the nine months ended January 31, 2018 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year periods ($14.2 million) and revenue growth from dealerships opened after the prior year third quarter ($2.1 million), partially offset by the loss of revenues from dealerships closed after January 31, 2017 ($8.4 million). Interest income increased approximately $5.2 million for the nine months ended January 31, 2018, as compared to the same period in the prior fiscal year due to the $24.4 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 58.4% for the nine months ended January 31, 2018 compared to 58.7% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.6% for the current year period compared to 41.3% for the prior year period. The slightly higher gross margin percentage primarily relates to better inventory management and repair practices.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the nine months ended January 31, 2018 was $10,487, a $13 decrease over the same period in the prior fiscal year. While the average retail sales price was down slightly compared to the same period in the prior fiscal year, the Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 19.0% for the nine months ended January 31, 2018, an increase of 1.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $5.1 in the first nine months of fiscal 2018 compared to the same period of the prior fiscal year. The increase was primarily a result of a $1.1 million one-time retirement bonus paid to our former Chief Executive Officer and additional investments in general manager recruitment, training and advancement, collections support and marketing. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 28.6% for the nine months ended January 31, 2018 compared to 28.8% for the nine months ended January 31, 2017. Net charge-offs as a percentage of average finance receivables were 21.2% for the nine months ended January 31, 2018 compared to 21.8% for the prior year quarter. The decrease in the provision for credit losses as a percentage of sales is primarily due to lower delinquencies and fewer contract modifications. The decrease in the provision for credit losses as a percentage of sales was partially offset by a lower percentage of collection of finance receivables due to longer contract terms, and the increase in our contract interest rate. The decrease in charge-offs as a percentage of average finance receivables was due to a decrease in the frequency of the losses compared to the same period in the prior year, partially offset by a slight increase in the severity of the losses compared to the same period of the prior fiscal year. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 1.0% for the nine months ended January 31, 2018 compared to 0.8% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the nine months ended January 31, 2018 at $132.2 million, compared to $119.2 million for the same period in the prior fiscal year, along with increased interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2018	April 30, 2017
Assets:
Finance receivables, net	$380,384	$357,161
Inventory	38,094	30,129
Income taxes receivable, net	489	-
Property and equipment, net	29,201	30,139

Liabilities:
Accounts payable and accrued liabilities	32,665	25,020
Deferred revenue	28,580	28,083
Income taxes payable, net	-	885
Deferred tax liabilities, net	11,664	18,918
Debt facilities and notes payable	148,172	117,944

Historically, finance receivables have tended to grow slightly faster than revenue. During fiscal year 2017, finance receivables grew 7.0% compared to revenue growth of 3.5%. During the first nine months of fiscal 2018, finance receivables grew 6.9% while revenue increased by 1.8%. The Company currently anticipates going forward that the growth in finance receivables will generally continue to be slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2018, inventory increased by $8.0 million compared to inventory at April 30, 2017. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by $938,000 at January 31, 2018 as compared to property and equipment, net, at April 30, 2017. The Company incurred $3.2 million of depreciation expense, partially offset by $1.6 million in expenditures to refurbish and expand existing locations and equipment of $1.2 million acquired via a capital lease.

Accounts payable and accrued liabilities increased by $7.6 million during the first nine months of fiscal 2018 as compared to accounts payable and accrued liabilities at April 30, 2017, related primarily to increases in inventory and cash overdrafts.

Deferred revenue increased $497,000 at January 31, 2018 as compared to April 30, 2017, primarily resulting from increased sales of the payment protection plan product and service contracts.

Income taxes receivable, net, was $489,000 at January 31, 2018 as compared to income taxes payable, net of $885,000 at April 30, 2017, primarily due to the timing of quarterly tax payments.

Deferred income tax liabilities, net, decreased approximately $7.3 million at January 31, 2018 as compared to April 30, 2017, due primarily to the impact of the Tax Act.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2018, the Company funded finance receivables growth of $30.8 million, inventory growth of $8.0 million, capital expenditures of $1.6 million, and common stock repurchases of $26.3 million with income from operations and a $30.2 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2018	2017
Operating activities:
Net income	$26,340	$14,963
Provision for credit losses	110,778	110,467
Losses on claims for payment protection plan	12,039	11,260
Depreciation and amortization	3,244	3,235
Stock based compensation	1,258	1,020
Finance receivable originations	(356,489)	(356,776)
Finance receivable collections	180,137	175,696
Inventory	22,347	28,186
Accounts payable and accrued liabilities	4,199	603
Deferred payment protection plan revenue	436	854
Deferred service contract revenue	61	(110)
Income taxes, net	(2,151)	3,015
Deferred income taxes	(7,254)	1,160
Accrued interest on finance receivables	(251)	(602)
Other	175	(1,610)
Total	(5,131)	(8,639)

Investing activities:
Purchase of property and equipment	(1,586)	(1,424)
Proceeds from sale of property and equipment	288	924
Total	(1,298)	(500)

Financing activities:
Revolving credit facilities, net	29,067	11,141
Debt issuance costs	(153)	(378)
Payments on note payable	(81)	(77)
Change in cash overdrafts	3,446	3,587
Purchase of common stock	(26,295)	(8,175)
Dividend payments	(30)	(30)
Excess tax benefit from share based compensation	-	942
Exercise of stock options and issuance of common stock	575	1,781
Total	6,529	8,791

Increase (decrease) in cash	$100	$(348)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures, and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the nine months ended January 31, 2018 compared to the same period in the prior fiscal year were positively impacted by (i) higher net income, (ii) higher finance receivable collections, (iii) higher accounts payable and accrued liabilities, and (iv) increased losses on the payment protection plan, partially offset by (i) a decrease in income taxes payable for the nine months ended January 31, 2018 compared to an increase in income taxes payable in the prior fiscal year, (ii) a decrease in deferred income taxes for the nine months ended January 31, 2018 compared to an increase in deferred income taxes in the prior fiscal year, and (iii) a larger increase in inventory. Finance receivables, net, increased by $23.2 million from April 30, 2017 to January 31, 2018.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. While these factors have caused purchase costs to increase generally over the last five years, during the first nine months of fiscal 2018, the average sales price decreased slightly with a slight improvement to the average age of the vehicle. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2018, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2018, the Company had approximately $534,000 of cash on hand and approximately an additional $52 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at January 31, 2018.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2018.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2018, the weighted average total contract term was 32.4 months with 23.1 months remaining. The reserve amount in the allowance for credit losses at January 31, 2018, $117.3 million, was 25% of the principal balance in finance receivables of $497.7 million, less unearned payment protection plan revenue of $18.9 million and unearned service contract revenue of $9.7 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2018 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $4.7 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company will adopt this standard for its fiscal year beginning May 1, 2018 and plans to apply the modified retrospective transition method with a cumulative effect adjustment, if any, recognized at the date of adoption. While the Company continues to evaluate all potential impacts of this standard, management generally does not expect adoption of the standard to have a material impact on the Company’s consolidated financial statements. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management does not anticipate significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company does not expect significant changes to those processes or its internal controls or systems. We continue to evaluate the impact of the adoption of this guidance, but currently, we do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $147.1 million outstanding under its revolving credit facilities at January 31, 2018. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.5 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2017, except as follows:

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The Tax Cuts and Jobs Act was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly reduce our effective tax rate in future periods. As disclosed in the Form 10-Q for the quarter ended January 31, 2018, our third quarter reflects a one-time favorable impact related to the revaluation of our deferred tax liability. Furthermore, our fourth quarter effective income tax rate will reflect the benefit of a pro-rata tax rate reduction for fiscal 2018. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the new law.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2017 through November 30, 2017	47,152	42.00	47,152	1,105,833
December 1, 2017 through December 31, 2017	55,584	44.71	55,584	1,050,249
January 1, 2018 through January 31, 2018	38,981	44.67	38,981	1,011,268
Total	141,717		141,717

(1)	The above described stock repurchase program has no expiration date.

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

America’s Car-Mart, Inc.

By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer
(Principal Financial Officer)

Dated: March 8, 2018

