Form 10-K
period 2018-04-30
AMERICAS CARMART INC
filed 2018-06-14
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

☒ Large accelerated filer            Accelerated filer  ☐

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2017 was $307,543,577 (7,177,213 shares), based on the closing price of the registrant’s common stock on October 30, 2017 of $42.85.

There were 6,957,518 shares of the registrant’s common stock outstanding as of June 6, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2018, the Company operated 139 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 36 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has a director of collection services and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 25.5% in fiscal 2015 to a high of 28.7% in fiscal 2017 (average of 27.6%). The Company’s credit loss as a percentage of sales was 27.7% in fiscal 2018. See Item 1A. Risk Factors for further discussion.

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

Expanding Through Controlled Organic Growth. The Company plans to continue to expand its operations by increasing revenues at existing dealerships and opening new dealerships. The Company will continue to view organic growth as its primary source for growth. The Company continues to make significant infrastructure investments in order to improve performance of existing dealerships and to support growth of its dealership count. The Company added three new dealerships during the year while also closing four under-performing dealerships. The Company ended fiscal 2018 with 139 locations, a decrease of one location over the prior year-end, but the Company does intend to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance and available general manager talent to run these dealerships. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company will continue to focus on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $10,604 per unit in fiscal 2018. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 32.5 months), while requiring relatively low payments.

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

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2018, the Company’s debt to equity ratio (Revolving credit facilities and notes payable divided by Total equity on the Consolidated Balance Sheet) was 0.66 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

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

Dealership Organization. Dealerships are operated on a decentralized basis. Each dealership is responsible for buying and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates. Dealerships also maintain their own records and make daily deposits. Dealership-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a dealership may have as few as one or as many as 23 full-time associates employed at that location. Associate positions at a large dealership may include a dealership manager, assistant dealership manager, manager trainee, office manager, assistant office manager, service manager, purchasing agent, collections personnel, salesmen and dealership attendants. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m. The Company has both regular and satellite dealerships. Satellite dealerships are similar to regular dealerships, except that they tend to be smaller and sell fewer vehicles.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2018, 2017 and 2016:

	Years Ended April 30,
	2018	2017	2016
Dealerships at beginning of year	140	143	141
New dealerships opened	3	-	6
Dealerships closed	(4)	(3)	(4)

Dealerships at end of year	139	140	143

Below is a summary of dealership locations by state as of April 30, 2018, 2017 and 2016:

	As of April 30,
Dealerships by State	2018	2017	2016
Arkansas	35	36	37
Oklahoma	25	25	25
Missouri	18	19	19
Alabama	15	15	15
Texas	12	12	12
Kentucky	12	11	12
Georgia	9	9	10
Tennessee	6	6	6
Mississippi	5	5	5
Indiana	1	1	1
Iowa	1	1	1

Total	139	140	143

Dealerships are typically located in smaller communities. As of April 30, 2018, approximately 75% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business, or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company’s purchasing agents purchase vehicles between 6 and 12 years of age with 90,000 to 140,000 miles, and pay between $3,000 and $11,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company generally does not purchase sports cars or luxury cars. Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Dodge Charger, Chrysler Mini-Van, Ford Focus, Ford Taurus, Ford Fusion, Dodge Ram Pickup and the Ford F-150 Pickup. The Company sells a significant number of trucks and sport utility vehicles. The Company’s purchasing agents inspect and test-drive almost every vehicle they purchase. Purchasing agents attempt to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

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

The Company primarily advertises using local newspapers, radio, television, internet and social media. In addition, the Company periodically conducts promotional sales campaigns in order to increase sales. The Company uses an outside marketing firm and has recently hired a Director of Digital Experience in order to broaden and increase the Company’s usage of digital and social media channels as a part of its marketing strategy.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2018 typically include down payments ranging from 0% to 20% (average of 6.4%), terms ranging from 18 months to 42 months (average of 32.5 months), and a fixed annual interest rate of 15% or 16.5%, based on the Company’s contract interest rate as of the contract origination date (weighted average of 16.3%). The Company increased its interest rate on all originating contracts to 16.5% from 15% beginning in May 2016.

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

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. The Company also utilizes text messaging notifications which allows customers to elect to receive payment reminders and late notices via text message.

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

New Dealership Openings. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities. New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company intends to add new dealerships selectively in what it considers to be good, solid communities, subject to favorable operating performance of existing dealerships and availability of qualified managers. Recently, the Company has opened new dealerships under experienced top performing general managers and may continue to do so in order to grow and leverage the talents of these experienced managers.

The Company’s approach with respect to new dealership openings has been one of gradual development. The manager in charge of a new dealership is normally a recently promoted associate who was an assistant manager at a larger dealership and in most cases participated in the formal manager-in-training program. The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. Historically, new dealerships have operated with a low level of inventory and personnel. As a result of the modest staffing level, the new dealership manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her dealership’s operations. As the dealership develops and the customer base grows, additional staff are hired.

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

New dealerships are generally provided with approximately $1.5 million to $2.5 million in capital from the corporate office during the first few years of operation. These funds are used principally to fund receivables growth. After this start-up period, new dealerships can typically begin generating positive cash flow, allowing for some continuing growth in receivables without additional capital from the corporate office. As these dealerships become cash flow positive, a decision is made by senior management to either increase the investment due to favorable return rates on the invested capital, or to deploy capital elsewhere. This limitation of capital to new, as well as existing, dealerships serves as an important operating discipline. Dealerships must be profitable in order to grow and typically new dealerships can be profitable within the first year of opening.

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

Employees

As of April 30, 2018, the Company, including its consolidated subsidiaries, employed approximately 1,504 full time associates. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are positive.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2018:

Name	Age	Position with the Company

Jeffrey A. Williams	55	President, Chief Executive Officer, Secretary and Director

Vickie D. Judy	52	Chief Financial Officer

Jeffrey A. Williams has served as Chief Executive Officer of the Company since January 2018, President of the Company since March 2016, as a director since 2011 and as Secretary of the Company since October 2005. Before becoming President in March 2016, Mr. Williams served as Chief Financial Officer and Vice President Finance of the Company since October 2005. Mr. Williams is a Certified Public Accountant and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products. Mr. Williams’ qualifications to serve on the Board include his financial and operational experience.

Vickie D. Judy has served as Chief Financial Officer of the Company since January 2018. Before becoming Chief Financial Officer in January 2018, Ms. Judy served a Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. Since joining the Company in May 2010, Ms. Judy has also served as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Center, Inc., a home improvement products and building materials retailer, most recently as Vice President of Financial Reporting.

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

Most of the Company's customers provide personal information when applying for financing. The Company relies on encryption and authentication technology to provide security to effectively store and securely transmit confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised.

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

If the capital and credit markets experience disruptions and / or the availability of funds become restricted, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if negative global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

The Company’s growth strategy is dependent upon the following factors:

•	Favorable operating performance. Our ability to expand our business through additional dealership openings is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully open and operate new locations.

•	Availability of suitable dealership sites. Our ability to open new dealerships is subject to the availability of suitable dealership sites in locations and on terms favorable to the Company. If and when the Company decides to open new dealerships, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s dealership base. In addition, if a new dealership is unsuccessful and we are forced to close the dealership, we could incur additional costs if we are unable to dispose of the property in a timely manner or on terms favorable to the Company. Any of these circumstances could have a material adverse effect on the Company’s expansion strategy and future operating results.

•	Ability to attract and retain management for new dealerships. The success of new dealerships is dependent upon the Company being able to hire and retain additional competent personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive. If we are unable to hire and retain qualified and competent personnel to operate our new dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.

•	Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. This could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

•	Acceptable levels of credit losses at new dealerships. Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates; therefore, the opening of new dealerships tends to increase the Company’s overall credit losses. In addition, new dealerships may experience higher than anticipated credit losses, which may require the Company to incur additional costs to reduce future credit losses or to close the underperforming locations altogether. Any of these circumstances could have a material adverse effect on the Company’s future financial condition and operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2018, the Company leased approximately 89% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 18,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low

First quarter	$40.60	$33.80	$35.89	$19.49
Second quarter	44.00	33.05	43.07	32.01
Third quarter	49.40	40.15	47.75	36.50
Fourth quarter	54.25	42.20	43.85	30.20

As of June 6, 2018, there were approximately 889 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

We currently maintain two compensation plans, the Amended and Restated Stock Incentive Plan and the Amended and Restated Stock Option Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by the stockholders	695,500	$33.51	305,527

Equity compensation plans
not approved by the stockholders	-	-	-

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2013 and ending on April 30, 2018.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2013.

* $100 invested on 4/30/2013 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

The dollar value at April 30, 2018 of $100 invested in the Company’s common stock on April 30, 2013 was $115.19, compared to $160.10 for the automobile index described above and $224.10 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2018 through February 28, 2018	121,884	$47.17	121,884	889,384
March 1, 2018 through March 31, 2018	171,530	$49.88	171,530	717,854
April 1, 2018 through April 30, 2018	34,136	$49.79	34,136	683,718
Total	327,550	$48.86	327,550	683,718

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

	Years Ended April 30,
	(In thousands, except per share amounts)
	2018	2017	2016	2015	2014

Revenues	$612,201	$587,751	$567,906	$530,321	$489,187

Net income attributable to common
stockholders	$36,469	$20,165	$11,556	$29,450	$21,089
Diluted earnings per share from
continuing operations	$4.90	$2.49	$1.33	$3.25	$2.25

	April 30,
	(In thousands)
	2018	2017	2016	2015	2014

Total assets	$455,584	$424,258	$406,296	$400,361	$363,297
Total debt	$152,367	$117,944	$107,902	$102,685	$97,032
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$230,535	$233,008	$228,817	$229,132	$213,006
Shares outstanding	6,849	7,608	8,074	8,529	8,736

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2018, the Company operated 139 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 13% per year over the last ten years (average 8%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 4.2% for the fiscal year ended April 30, 2018 compared to fiscal 2017 primarily due to a 0.6% increase in average retail sales price, a 2.5% increase in units sold and a 10.5% increase in interest income. Although three new dealerships were added in fiscal 2018, the Company also closed four underperforming dealerships.

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

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers. Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which can have a negative effect on collection percentages, liquidity and credit losses. Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives has been attracting excess capital into the sub-prime automobile market and increasing competition. In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and its “local” face to face offering in an effort to help customers succeed. The Company, over recent years, also focuses on providing a good mix of vehicles in various price ranges to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts especially when competition on the lending side is elevated.

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

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25.5% in fiscal 2015 to 28.7% in fiscal 2017 (average of 27.6%). Credit losses as a percentage of sales have increased in recent years, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. Credit losses as a percentage of sales for fiscal 2016 and 2017 were 28.5% and 28.7%, respectively, as competitive pressures remained elevated and the increased number of newer dealerships weighed on credit loss results. Credit losses for fiscal 2018 improved slightly to 27.7% as the frequency of losses declined while competitive pressure continued and recovery rates remained low.

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio. At April 30, 2015, the Company modified the allowance for credit losses to 23.8% of finance receivables, net of deferred payment protection plan revenue and deferred service contract revenue. The calculation of the allowance for credit losses did not previously include a reduction for the deferred service contract revenue. This change did not have a material impact on net income or earnings per share and was not significant to any prior period. As of October 31, 2015, management increased the allowance to 25.0% due to continued increased credit losses and the expectation that such activity would continue. For fiscal 2018, the allowance remained at 25% as credit losses remained elevated.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Negative macro-economic issues do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. The Company does believe, however, that general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and potentially lower or stagnant personal income levels affecting customers can have, and has had in recent years, a negative impact on collections. Additionally, increased competition for used vehicle financing can have a negative effect on collections and charge-offs.

In an effort to offset the elevated credit losses and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Field Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. In fiscal 2014, gross margin was 42.2% as a percentage of sales and remained relatively flat for fiscal 2015 compared to 2014. For fiscal 2016, gross margin decreased to 39.8% of sales primarily due to the high level of repossession activity, as both the volume of wholesale sales and the prices received from wholesale sales had a negative effect on overall gross margin, as did higher repair expenses. Gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales, and remained relatively flat for fiscal 2018 compared to 2017; however, the Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2018	2017
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2018	2017	2016	2017	2016	2018	2017	2016
Operating Statement:
Revenues:
Sales	$537,528	$520,149	$506,517	3.3%	2.7%	100.0%	100.0%	100.0%
Interest and other income	74,673	67,602	61,389	10.5	10.1	13.9	13.0	12.1
Total	612,201	587,751	567,906	4.2	3.5	113.9	113.0	112.1

Costs and expenses:
Cost of sales, excluding depreciation
shown below	315,273	304,927	304,886	3.4%	0.0%	58.7	58.6	60.2
Selling, general and administrative	99,023	91,940	92,242	7.7	(0.3)	18.4	17.7	18.2
Provision for credit losses	149,059	149,097	144,397	(0.0)	3.3	27.7	28.7	28.5
Interest expense	5,599	4,069	3,306	37.6	23.1	1.0	0.8	0.7
Depreciation and amortization	4,250	4,272	4,208	(0.5)	1.5	0.8	0.8	0.8
Loss on disposal of property and
equipment	91	1,204	369	(92.4)	226.3	0.0	0.2	0.10
Total	573,295	555,509	549,408	3.2	1.1	106.6	106.8	108.5

Income before income taxes	$38,906	$32,242	$18,498			7.2%	6.2%	3.7%

Operating Data (Unaudited):
Retail units sold	48,271	47,116	46,483	2.5%	1.4%
Average dealerships in operation	140	142	145	(1.4)	(2.1)
Average units sold per dealership	345	332	321	3.9	3.4
Average retail sales price	$10,604	$10,540	$10,361	0.6	1.7

Same store revenue growth	5.2%	3.5%	2.7%
Receivables average yield	15.2%	14.5%	14.2%

2018 Compared to 2017

Total revenues increased $24.5 million, or 4.2%, in fiscal 2018, as compared to revenue growth of 3.5% in fiscal 2017, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($30.1 million), (ii) revenue from stores opened in fiscal 2018 ($4.5 million), which is offset by (iii) revenue decrease from dealerships closed after the year ended April 30, 2017 ($10.1 million). The increase in revenue for fiscal 2018 is attributable to (i) a 0.6% increase in average retail sales price, (ii) a 2.5% increase in retail units sold and (iii) a 10.5% increase in interest and other income.

Cost of sales, as a percentage of sales, remained relatively consistent at 58.7% in fiscal 2018 compared to 58.6% in fiscal 2017. The average retail sales price for fiscal 2018 was $10,604, a $64 increase over the prior fiscal year, reflecting relatively stable average purchase costs year-over-year. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. The Company experienced a substantial increase in purchase costs during fiscal 2016, reflecting a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers, with more modest increases during fiscal years 2017 and 2018. Demand for the vehicles we purchase for resale has remained high relative to supply largely due to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles.

Selling, general and administrative expenses, as a percentage of sales, increased 0.7% to 18.4% in fiscal 2018, from 17.7% in fiscal 2017. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $7.1 million from fiscal 2017. The increase is primarily focused on general manager recruitment, training and collections support along with improvements in sales and marketing, especially digital marketing.

Provision for credit losses as a percentage of sales decreased to 27.7% for fiscal 2018 compared to 28.7% for fiscal 2017. Net charge-offs as a percentage of average finance receivables decreased to 28.8% for fiscal 2018 compared to 30.5% for the prior year. The decrease in net charge-offs for fiscal 2018 primarily resulted from a lower frequency of losses primarily due to improvements in collections processes. Continuing macro-economic challenges and competitive conditions continue to put pressure on our customers and the resulting collections of our finance receivables. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that the impact on credit losses in both the current and prior year periods resulting from negative macro-economic and competitive pressures has been somewhat mitigated by the improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2018 as a percentage of sales increased slightly to 1% compared to 0.8% for fiscal 2017, due to higher average borrowings during the fiscal year 2018 ($136.7 million compared to $118.2 million in the prior year) and increased interest rates.

2017 Compared to 2016

Total revenues increased $19.8 million, or 3.5%, in fiscal 2017, as compared to revenue growth of 7.1% in fiscal 2016, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($19.2 million), and (ii) revenue growth from dealerships opened or closed during or after the year ended April 30, 2016 ($0.6 million). The increase in revenue for fiscal 2017 was attributable to (i) a 1.7% increase in average retail sales price, and (ii) a 10.1% increase in interest and other income.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2018, 2017 and 2016 (in thousands):

	April 30,
	2018	2017	2016
Assets:
Finance receivables, net	$383,617	$357,161	$334,793
Inventory	33,610	30,129	29,879
Property and equipment, net	28,594	30,139	34,755

Liabilities:
Accounts payable and accrued liabilities	29,569	25,020	23,558
Deferred revenue	30,155	28,083	27,339
Income taxes payable (receivable), net	(1,450)	885	(894)
Deferred income tax liabilities, net	12,558	18,918	18,280
Debt facilities	152,367	117,944	107,902

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2018, growth in finance receivables of 7.4% exceeded growth in revenue of 4.2%. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2018 and 2017 was 32.5.

	Years Ended April 30,
	2018	2017	2016

Growth in finance receivables, net of deferred
revenue	7.4%	7.0%	4.5%
Revenue growth	4.2%	3.5%	7.1%

At fiscal year-end 2018, inventory increased 11.6% ($3.4 million), compared to fiscal year-end 2017. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by approximately $1.5 million as of April 30, 2018 as compared to fiscal 2017. The decrease is attributable to $4.3 million in depreciation expense, partially offset by additions of $3.3 million.

Accounts payable and accrued liabilities increased approximately $4.5 million at April 30, 2018 as compared to April 30, 2017 due primarily to increased payables related to increased inventory levels and the timing and payment of employee compensation.

Income taxes payable (receivable), net, decreased approximately $2.3 million at April 30, 2018 compared to April 30, 2017 primarily due to the timing of income tax payments and refunds and the effect of the enactment of the Tax Cuts and Jobs Act (“Tax Act”).

Deferred revenue increased $2.1 million at April 30, 2018 over April 30, 2017, primarily resulting from the increase in sales of the payment protection plan and service contract products.

Deferred income tax liabilities, net, decreased approximately $6.4 million at April 30, 2018 as compared to April 30, 2017 due primarily to the revaluation of deferred tax assets and liabilities to the new federal statutory rate as required by the Tax Act.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2018 the Company had a $34.4 million net increase in total debt used to contribute to the funding of finance receivables growth of $34.6 million, $3.5 million increase in inventory, net capital expenditures of $2.3 million and common stock repurchases of $42.3 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2018	2017	2016
Operating activities:
Net income	$36,509	$20,205	$11,596
Provision for credit losses	149,059	149,097	144,397
Losses on claims for payment protection plan	16,748	15,627	13,521
Depreciation and amortization	4,250	4,272	4,208
Amortization of debt issuance costs	260	252	214
Stock based compensation	1,603	1,293	1,519
Deferred income taxes	(6,360)	638	(898)
Finance receivable originations	(494,641)	(479,099)	(460,499)
Finance receivable collections	260,104	249,264	248,166
Accrued interest on finance receivables	(91)	(382)	286
Inventory	38,793	42,493	48,154
Accounts payable and accrued liabilities	4,712	676	1,115
Deferred payment protection plan revenue	1,351	1,167	1,653
Deferred service contract revenue	721	(423)	450
Income taxes, net	(2,335)	2,963	(11)
Other	(689)	(709)	415
Total	9,994	7,334	14,286

Investing activities:
Purchase of property and equipment	(2,258)	(1,587)	(4,526)
Proceeds from sale of property and equipment	554	932	7
Total	(1,704)	(655)	(4,519)

Financing activities:
Debt facilities, net	33,046	9,790	5,062
Change in cash overdrafts	(163)	669	(1,587)
Purchase of common stock	(42,301)	(20,486)	(14,214)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	1,756	3,220	824
Total	(7,702)	(6,847)	(9,955)

Increase (decrease) in cash	$588	$(168)	$(188)

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

Cash flows from operations in fiscal 2018 compared to fiscal 2017 increased primarily as a result of net income offset by a decrease in deferred income taxes and income taxes payable, net. Finance receivables, net, increased by $26.5 million during fiscal 2018.

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

New vehicle sales decreased dramatically during the economic recession of 2008 and did not return to pre-recession levels until 2016. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with depressed levels of new vehicle sales in recent years, negatively impacted both the quality and the quantity of the used vehicle supply available to the Company. Management expects the tight supply of vehicles and resulting increases in vehicle purchase costs to continue, although some relief is expected to continue as a result of increased new car sales levels in recent periods.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2018, the Company leased approximately 89% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2018, the Company had approximately $1 million of cash on hand and $46 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2018, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$151,380	-	151,380	-	-
Notes payable	305	105	200	-	-
Capital lease	1,117	278	839	-	-
Operating leases	50,516	6,419	12,255	11,194	20,648
Interest on debt facilities	10,943	6,442	4,501	-	-

Total	$214,261	$13,244	$169,175	$11,194	$20,648

The previous table includes estimated interest payments on the Company’s revolving lines of credit. We have assumed $151,380 remains outstanding under our revolving lines of credit until the maturity date of December 12, 2019, using the interest rate in effect on April 30, 2018, which was approximately 4.25%. The estimated interest payments on notes payable have been calculated based on the amortization of the notes in accordance with the respective agreements. The $50.5 million of operating lease commitments includes $14.3 million of non-cancelable lease commitments under the lease terms, and $36.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 89% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. For the years ended April 30, 2018, 2017 and 2016, rent expense for all operating leases amounted to approximately $6.2 million, $6.2 million and $6.1 million, respectively.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2018.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 234 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2018.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. At April 30, 2018, the weighted average total contract term was 32.5 months with 23.6 months remaining. The reserve amount in the allowance for credit losses at April 30, 2018, $117.8 million, was 25.0% of the principal balance in finance receivables of $501.4 million, less unearned payment protection plan revenue of $19.8 million and unearned service contract revenue of $10.3 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $4.7 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company will adopt this standard for its fiscal year beginning May 1, 2018 and plans to apply the modified retrospective transition method with a cumulative effect adjustment, if any, recognized at the date of adoption. While the Company continues to evaluate all potential impacts of this standard, management generally does not expect adoption of the standard to have a material impact on the Company’s consolidated financial statements. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management does not anticipate significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company does not expect significant changes to those processes or its internal controls or systems. We have evaluated the impact of the adoption of this guidance and we do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements, but does not expect such an impact to be material.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $151.4 million outstanding at April 30, 2018. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.5 million and a corresponding decrease in net income before income tax.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2018 and 2017

Consolidated Statements of Operations for the years ended April 30, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended April 30, 2018, 2017 and 2016

Consolidated Statement of Equity for the years ended April 30, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 13, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Tulsa, Oklahoma

June 13, 2018

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2018	April 30, 2017
Assets:
Cash and cash equivalents	$1,022	$434
Accrued interest on finance receivables	2,189	2,098
Finance receivables, net	383,617	357,161
Inventory	33,610	30,129
Prepaid expenses and other assets	4,747	3,942
Income taxes receivable, net	1,450	-
Goodwill	355	355
Property and equipment, net	28,594	30,139

Total Assets	$455,584	$424,258

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,609	$11,224
Deferred payment protection plan revenue	19,823	18,472
Deferred service contract revenue	10,332	9,611
Accrued liabilities	15,960	13,796
Income tax payable, net	-	885
Deferred income tax liabilities, net	12,558	18,918
Debt facilities	152,367	117,944
Total liabilities	224,649	190,850

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,147,143 and 12,927,413 issued at April 30, 2018 and April 30, 2017, respectively, of which 6,849,161 and 7,608,471 were outstanding at April 30, 2018 and April 30, 2017, respectively	131	129
Additional paid-in capital	72,641	69,284
Retained earnings	361,988	325,519
Less: Treasury stock, at cost, 6,297,982 and 5,318,942 shares at April 30, 2018 and April 30, 2017, respectively	(204,325)	(162,024)
Total stockholders' equity	230,435	232,908
Non-controlling interest	100	100
Total equity	230,535	233,008

Total Liabilities, mezzanine equity and equity	$455,584	$424,258

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2018	2017	2016
Revenues:
Sales	$537,528	$520,149	$506,517
Interest and other income	74,673	67,602	61,389

Total revenues	612,201	587,751	567,906

Costs and expenses:
Cost of sales, excluding depreciation	315,273	304,927	304,886
Selling, general and administrative	99,023	91,940	92,242
Provision for credit losses	149,059	149,097	144,397
Interest expense	5,599	4,069	3,306
Depreciation and amortization	4,250	4,272	4,208
Loss on disposal of property and equipment	91	1,204	369
Total costs and expenses	573,295	555,509	549,408

Income before income taxes	38,906	32,242	18,498

Provision for income taxes	2,397	12,037	6,902

Net income	$36,509	$20,205	$11,596

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$36,469	$20,165	$11,556

Earnings per share:
Basic	$5.04	$2.57	$1.38
Diluted	$4.90	$2.49	$1.33

Weighted average number of shares outstanding:
Basic	7,232,014	7,854,238	8,370,478
Diluted	7,441,358	8,110,777	8,666,031

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2018	2017	2016
Net income	$36,509	$20,205	$11,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	149,059	149,097	144,397
Losses on claims for payment protection plan	16,748	15,627	13,521
Depreciation and amortization	4,250	4,272	4,208
Amortization of debt issuance costs	260	252	214
Loss on disposal of property and equipment	91	1,204	369
Stock-based compensation	1,603	1,293	1,519
Deferred income taxes	(6,360)	638	(898)
Excess tax benefit from stock based compensation	-	(1,183)	(238)
Change in operating assets and liabilities:
Finance receivable originations	(494,641)	(479,099)	(460,499)
Finance receivable collections	260,104	249,264	248,166
Accrued interest on finance receivables	(91)	(382)	286
Inventory	38,793	42,493	48,154
Prepaid expenses and other assets	(780)	(730)	284
Accounts payable and accrued liabilities	4,712	676	1,115
Deferred payment protection plan revenue	1,351	1,167	1,653
Deferred service contract revenue	721	(423)	450
Income taxes, net	(2,335)	2,963	(11)
Net cash provided by operating activities	9,994	7,334	14,286

Investing Activities:
Purchases of property and equipment	(2,258)	(1,587)	(4,526)
Proceeds from sale of property and equipment	554	932	7
Net cash used in investing activities	(1,704)	(655)	(4,519)

Financing Activities:
Exercise of stock options	1,641	1,895	400
Excess tax benefits from stock based compensation	-	1,183	238
Issuance of common stock	115	142	186
Purchase of common stock	(42,301)	(20,486)	(14,214)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(103)	(449)	146
Change in cash overdrafts	(163)	669	(1,587)
Principal payments on notes payable	(107)	(104)	(34)
Proceeds from revolving credit facilities	433,818	387,050	374,214
Payments on revolving credit facilities	(400,562)	(376,707)	(369,264)
Net cash used in financing activities	(7,702)	(6,847)	(9,955)

Increase (decrease) in cash and cash equivalents	588	(168)	(188)
Cash and cash equivalents, beginning of period	434	602	790

Cash and cash equivalents, end of period	$1,022	$434	$602

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2018, 2017 and 2016

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2015	12,688,890	$127	$62,428	$293,798	$(127,321)	$100	$229,132

Issuance of common stock	6,920	-	186	-	-	-	186
Stock options exercised	30,750	-	400	-	-	-	400
Purchase of 493,073 treasury shares	-	-	-	-	(14,214)	-	(14,214)
Tax benefit of stock based compensation	-	-	238	-	-	-	238
Stock based compensation	-	-	1,519	-	-	-	1,519
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	11,596	-	-	11,596

Balance at April 30, 2016	12,726,560	$127	$64,771	$305,354	$(141,535)	$100	$228,817

Issuance of common stock	4,750	-	142	-	-	-	142
Stock options exercised	196,103	2	1,895	-	-	-	1,897
Purchase of 666,202 treasury shares	-	-	-	-	(20,489)	-	(20,489)
Tax benefit of stock based compensation	-	-	1,183	-	-	-	1,183
Stock based compensation	-	-	1,293	-	-	-	1,293
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,205	-	-	20,205

Balance at April 30, 2017	12,927,413	$129	$69,284	$325,519	$(162,024)	$100	$233,008

Issuance of common stock	3,096	-	115	-	-	-	115
Stock options exercised	216,634	2	1,639	-	-	-	1,641
Purchase of 979,040 treasury shares	-	-	-	-	(42,301)	-	(42,301)
Stock based compensation	-	-	1,603	-	-	-	1,603
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	36,509	-	-	36,509

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,988	$(204,325)	$100	$230,535

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2018, the Company operated 139 dealerships located primarily in small cities throughout the South-Central United States.

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

As of April 30, 2018, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facilities mature in December 2019. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.3% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.2 million at April 30, 2018 and $2.1 million at April 30, 2017), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2018, 3.5% of the Company’s finance receivables balances were 30 days or more past due compared to 3.6% at April 30, 2017.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit. At the time of originating a finance agreement, the Company requires customers to meet certain criteria that demonstrate their intent and ability to pay for the financed principle and interest on the vehicle they are purchasing. However, the Company recognizes that their customer base is at a higher risk of default given their impaired or limited credit histories.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss for the amount it believes will not be collected. The amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

An increase to the allowance for credit losses to 25% was made in the second quarter of fiscal 2016 which resulted in a $4.8 million charge to the provision for credit losses based on the analysis discussed above and the increased level of charge-offs with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated. The allowance remained at 25% at April 30, 2018.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2018 or 2017.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2018 or fiscal 2017.

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

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (the "Tax Act"). The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ending April 30, 2018, and future periods. Changes in the tax laws from the Tax Act had a material impact on our financial statements in fiscal 2018. Under generally accepted accounting principles ("U.S. GAAP") specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended federal corporate tax rate of approximately 30.4% in fiscal year 2018 and 21% thereafter. In the third quarter of fiscal 2018, we recorded a discrete net deferred income tax benefit of $8.1 million with a corresponding provisional reduction to our net deferred income tax liability. This estimate may change as we receive additional information about the timing of deferred income tax reversal.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies this methodology to all tax positions for which the statute of limitations remains open.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2015.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2018 and 2017, respectively.

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

Sales consist of the following for the years ended April 30, 2018, 2017 and 2016:

	Years Ended April 30,
(In thousands)	2018	2017	2016

Sales – used autos	$462,956	$448,183	$436,080
Wholesales – third party	25,638	23,554	24,917
Service contract sales	28,482	28,668	27,323
Payment protection plan revenue	20,452	19,744	18,197

Total	$537,528	$520,149	$506,517

At April 30, 2018 and 2017, finance receivables more than 90 days past due were approximately $1.6 million and $1.5 million, respectively. Late fee revenues totaled approximately $1.9 million, $2.0 million and $2.0 million for the fiscal years ended 2018, 2017 and 2016, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $3.8 million, $4.0 million and $4.2 million for the years ended April 30, 2018, 2017 and 2016, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation. The Company contributed approximately $465,000, $437,000, and $403,000 to the plans for the years ended April 30, 2018, 2017 and 2016, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2018, 2017 and 2016 were not material individually or in the aggregate. A total of 200,000 shares were registered and 144,790 remain available for issuance under this plan at April 30, 2018.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions. The Company adopted the guidance prospectively on May 1, 2017. The Company recognized a $1.7 million tax benefit during fiscal 2018. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also, in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 979,040, 666,202, and 493,073 shares of its common stock to be held as treasury stock for a total cost of $42.3 million, $20.5 million and $14.2 million during the years ended April 30, 2018, 2017 and 2016, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 10,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company will adopt this standard for its fiscal year beginning May 1, 2018 and plans to apply the modified retrospective transition method with a cumulative effect adjustment, if any, recognized at the date of adoption. While the Company continues to evaluate all potential impacts of this standard, management generally does not expect adoption of the standard to have a material impact on the Company’s consolidated financial statements. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management does not anticipate significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company does not expect significant changes to those processes or its internal controls or systems. We have evaluated the impact of the adoption of this guidance and we do not expect the new guidance to materially impact our consolidated financial statements other than additional disclosure requirements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements, but does not expect such impact to be material.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate in effect at the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2018 and 2017 are as follows:

(In thousands)	April 30, 2018	April 30, 2017

Gross contract amount	$584,682	$545,916
Less unearned finance charges	(83,244)	(79,062)
Principal balance	501,438	466,854
Less allowance for credit losses	(117,821)	(109,693)

Finance receivables, net	$383,617	$357,161

Changes in the finance receivables, net for the years ended April 30, 2018, 2017 and 2016 are as follows:

	Years Ended April 30,
(In thousands)	2018	2017	2016

Balance at beginning of period	$357,161	$334,793	$324,144
Finance receivable originations	494,641	479,099	460,499
Finance receivable collections	(260,104)	(249,264)	(248,166)
Provision for credit losses	(149,059)	(149,097)	(144,397)
Losses on claims for payment protection plan	(16,748)	(15,627)	(13,521)
Inventory acquired in repossession and payment protection plan claims	(42,274)	(42,743)	(43,766)

Balance at end of period	$383,617	$357,161	$334,793

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2018, 2017 and 2016 are as follows:

	Years Ended April 30,
(In thousands)	2018	2017	2016

Balance at beginning of period	$109,693	$102,485	$93,224
Provision for credit losses	149,059	149,097	144,397
Charge-offs, net of recovered collateral	(140,931)	(141,889)	(135,136)

Balance at end of period	$117,821	$109,693	$102,485

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables was 28.8% for fiscal 2018 as compared to 30.5% for fiscal 2017. The decrease in net charge-offs for fiscal 2018 primarily resulted from a lower frequency of losses primarily due to improvements in the collections process. The fiscal 2016 provision included a $4.8 million increase in the provision as a result of the increase in our provision percentage applied to the growth in finance receivables during the second quarter of fiscal 2016.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 53.1% for the year ended April 30, 2018 compared to 53.6% for the year ended April 30, 2017. Delinquencies greater than 30 days remained relatively consistent at 3.5% for April 30, 2018 compared to 3.6% at April 30, 2017.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. The Company continues to focus on operational improvements within the collections area such as credit reporting for customers, GPS technology on vehicles sold and text messaging payment reminders.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2018		April 30, 2017

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$424,511	84.67%	$397,341	85.12%
3 - 29 days past due	59,544	11.87%	52,869	11.32%
30 - 60 days past due	12,448	2.48%	11,658	2.50%
61 - 90 days past due	3,331	0.66%	3,516	0.75%
> 90 days past due	1,604	0.32%	1,470	0.31%
Total	$501,438	100.00%	$466,854	100.00%

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

	Twelve Months Ended April 30,
	2018	2017

Principal collected as a percent of average finance receivables	53.1%	53.6%
Average down-payment percentage	6.4%	6.0%

	April 30, 2018	April 30, 2017
Average originating contract term (in months)	29.7	29.5
Portfolio weighted average contract term, including modifications (in months)	32.5	32.5

The decrease in collections as a percentage of average finance receivables was primarily due to the longer overall contract term and the increase in the contract interest rate, offset by a slightly higher average age of receivables. The increases in contract term are primarily related to efforts to keep payments affordable, for competitive reasons and to continue to work more with our customers when they experience financial difficulties. In order to remain competitive, term lengths may continue to increase.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2018	April 30, 2017

Land	$6,402	$6,742
Buildings and improvements	11,569	11,972
Furniture, fixtures and equipment	12,874	13,143
Leasehold improvements	24,567	24,464
Construction in progress	1,259	-
Accumulated depreciation and amortization	(28,077)	(26,182)

Property and equipment, net	$28,594	$30,139

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2018	April 30, 2017

Employee compensation	$6,539	$5,406
Cash overdrafts (see Note B)	506	669
Deferred sales tax (see Note B)	3,270	2,894
Reserve for PPP claims	2,101	1,884
Other	3,544	2,943

Accrued liabilities	$15,960	$13,796

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	2018	2017

Revolving lines of credit	$151,380	$118,124
Notes payable	305	413
Capital lease	1,117	-
Debt issuance costs	(435)	(593)

Debt facilities	$152,367	$117,944

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.35%, or 4.25% at April 30, 2018 and 3.37% at April 30, 2017. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at April 30, 2018. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2018, the Company had additional availability of approximately $46 million under the revolving credit facilities.

The Company recognized $260,000 and $252,000 of amortization for the twelve months ended April 30, 2018 and 2017, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the third quarter of fiscal 2016, the Company implemented the guidance of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. As a result of the retrospective adoption of this guidance, debt issuance costs were reclassified from prepaid expenses and other assets to revolving credit facilities on the Company’s Consolidated Financial Statements. Debt issuance costs of approximately $435,000 and $593,000 as of April 30, 2018 and 2017, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

During the years ended April 30, 2018 and April 30, 2017, the Company incurred approximately $103,000 and $449,000, respectively, in debt issuance costs related to the Second Amended and Restated Loan and Security Agreement.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $305,000 as of April 30, 2018.

On March 29, 2018, the Company entered into a lease classified as a capital lease. The present value of the minimum lease payments is approximately $1.1 million, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of April 30, 2018, there is approximately $14,000 in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2018 and 2017:

	April 30, 2018		April 30, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$1,022	$1,022	$434	$434
Finance receivables, net	383,617	308,384	357,161	287,115
Accounts payable	13,609	13,609	11,224	11,224
Debt facilities	152,367	152,367	117,944	117,944

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and has had a third party appraisal in November 2012 that indicates a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2018, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2018	2017	2016
Provision for income taxes
Current	$8,757	$11,399	$7,800
Deferred	(6,360)	638	(898)
Total	$2,397	$12,037	$6,902

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2018	2017	2016
Tax provision at statutory rate	$11,827	$11,285	$6,474
State taxes, net of federal benefit	1,077	868	443
Tax benefit from option exercises	(1,721)	-	-
Deferred tax adjustment related to Tax Act	(8,083)	-	-
Other, net	(703)	(116)	(15)
Total	$2,397	$12,037	$6,902

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2018	2017

Deferred income tax liabilities related to:
Finance receivables	$17,764	$26,524
Goodwill	61	131
Total	17,825	26,655
Deferred income tax assets related to:
Accrued liabilities	1,894	2,371
Inventory	120	149
Share based compensation	2,144	3,964
Property and equipment	82	-
State net operating loss	69	-
Deferred revenue	958	1,253
Total	5,267	7,737
Deferred income tax liabilities, net	$12,558	$18,918

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2018	2017	2016

Weighted average shares outstanding-basic	7,232,014	7,854,238	8,370,478
Dilutive options and restricted stock	209,344	256,539	295,553

Weighted average shares outstanding-diluted	7,441,358	8,110,777	8,666,031

Antidilutive securities not included:
Options	229,000	359,250	325,125

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $1.6 million ($1.1 million after tax effects), $1.3 million ($811,000 after tax effects) and $1.5 million ($952,000 after tax effects) for the years ended April 30, 2018, 2017 and 2016, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

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

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2027
Shares available for grant at April 30, 2018	297,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2018	April 30, 2017	April 30, 2016
Expected terms (years)	5.5	5.5	5.5
Risk-free interest rate	1.81%	1.47%	1.55%
Volatility	36%	36%	34%
Dividend yield	-	-	-

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

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2015 to April 30, 2018:

	Number of Options	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2015	981,750	$11.90	to	$53.02	$23,608	$24.05
Granted	338,750	$26.37	to	$53.02	16,471	48.62
Exercised	(30,750)	$11.90	to	$23.34	(400)	13.00
Cancelled	(11,500)	$41.86	to	$53.02	(598)	52.05
Outstanding at April 30, 2016	1,278,250				$39,081	$30.57
Granted	45,000	$26.42	to	$34.09	1,301	28.90
Exercised	(264,500)	$11.90	to	$28.13	(4,739)	17.92
Cancelled	(30,250)	$41.86	to	$53.02	(1,559)	51.55
Outstanding at April 30, 2017	1,028,500				$34,084	$33.51
Granted	25,000		$37.30		933	37.30
Exercised	(323,000)	$11.90	to	$37.94	(6,692)	20.72
Expired	(15,000)	$44.52	-	$51.81	(710)	47.26
Cancelled	(20,000)	$41.86	to	$53.02	(932)	46.61
Outstanding at April 30, 2018	695,500				$26,683	$30.50

Stock option compensation expense on a pre-tax basis was $1.2 million ($773,000 after tax effects), $1.2 million ($728,000 after tax effects) and $1.4 million ($870,000 after tax effects) for the years ended April 30, 2018, 2017 and 2016, respectively. As of April 30, 2018, the Company had approximately $1.7 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted-average remaining vesting period of 1.9 years.

There were 25,000 options granted during fiscal 2018. The grant-date fair value of all options granted during fiscal 2018, 2017 and 2016 was $336,000, $461,000 and $5.6 million, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

As of April 30, 2018, there were 126,500 performance based stock options outstanding that were granted in fiscal year 2016 with a five-year performance period ending April 30, 2020. Tiered vesting of these options is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of April 30, 2018, the Company had $1 million in unrecognized compensation expense related to 61,000 of these options that are not currently expected to vest.

The aggregate intrinsic value of outstanding options at April 30, 2018 and 2017 was $10.4 million and $8.7 million, respectively.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2018	2017	2016

Options Exercised	323,000	264,500	30,750
Cash Received from Options Exercised	$2,832	$2,609	$400
Intrinsic Value of Options Exercised	$8,381	$6,439	$943

During the year ended April 30, 2018, there were 187,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 106,366 shares to satisfy the exercise price and applicable withholding taxes to acquire 80,634 shares.

As of April 30, 2018, there were 367,500 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.4 million and a weighted average remaining contractual life of 2.66 years and a weighted average exercise price of $30.50.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2015	9,500	$52.10
Shares granted	-	-
Shares vested	-	-
Shares cancelled	-	-
Unvested shares at April 30, 2016	9,500	$52.10
Shares granted	10,000	39.14
Shares vested	-	-
Shares cancelled	(2,500)	49.51
Unvested shares at April 30, 2017	17,000	$44.86
Shares granted	166,500	45.86
Shares vested	-	-
Shares cancelled	(4,500)	38.28
Unvested shares at April 30, 2018	179,000	$45.96

The fair value at vesting for awards under the stock incentive plan was $8.2 million, $763,000 and $495,000 in fiscal 2018, 2017 and 2016, respectively.

During the fiscal year 2018, 132,000 restricted shares were granted with a fair value of $48.70 per share and 34,500 shares were granted with a fair value of $35.00 per share. During the fiscal year 2017, 10,000 restricted shares were granted with a fair value of $39.14 per share. There were no restricted shares granted during fiscal year 2016. A total of 8,027 shares remain available for award at April 30, 2018.

The Company recorded compensation cost of $430,000 ($288,000 after tax effects), $107,000 ($67,000 after tax effects) and $99,000 ($62,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2018, 2017 and 2016, respectively. As of April 30, 2018, the Company had $7.6 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 8.2 years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at April 30, 2018.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2018, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2019	$6,419
2020	6,317
2021	5,938
2022	5,638
2023	5,556
Thereafter	20,648
Total	$50,516

The $50.5 million of lease commitments includes $14.3 million of non-cancelable lease commitments under the lease terms and $36.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The lease commitments also include $14.6 million of lease commitments associated with entities owned or controlled by one of the preferred shareholders. For the years ended April 30, 2018, 2017 and 2016, rent expense for all operating leases amounted to approximately $6.2 million, $6.2 million and $6.1 million, respectively.

Litigation

In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. The Company does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty; however, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2018, 2017 and 2016 are as follows:

	Years Ended April 30,
(in thousands)	2018	2017	2016
Supplemental disclosures:
Interest paid	$5,599	$4,069	$3,536
Income taxes paid, net	11,092	8,435	7,811

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	42,274	42,743	43,766
Purchase of property and equipment using the issuance of debt	1,151	-	550
Loss accrued on disposal of property and equipment	-	797	300
Net settlement option exercises	3,859	2,130	-

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2018 and 2017 is as follows (in thousands, except per share information):

	Year Ended April 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$146,418	$149,118	$147,214	$169,451	$612,201
Gross profit	53,068	54,804	53,215	61,168	222,255
Net income	6,992	5,969	13,379	10,169	36,509
Net income attributable to common stockholders	6,982	5,959	13,369	10,159	36,469
Earnings per share:
Basic	0.92	0.82	1.88	1.47	5.04
Diluted	0.90	0.79	1.82	1.43	4.90

	Year Ended April 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$145,840	$150,210	$138,784	$152,917	$587,751
Gross profit	54,171	55,173	49,427	56,451	215,222
Net income	7,109	5,018	2,836	5,242	20,205
Net income attributable to common stockholders	7,099	5,008	2,826	5,232	20,165
Earnings per share:
Basic	0.89	0.64	0.36	0.68	2.57
Diluted	0.87	0.62	0.35	0.66	2.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2018.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2018. That report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2018, and our report dated June 13, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 13, 2018

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2017 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2018 and 2017

Consolidated Statements of Operations for the years ended April 30, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended April 30, 2018, 2017 and 2016

Consolidated Statements of Equity for the years ended April 30, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)3. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727))

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007)

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company dated February 18, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014)

4.1	Specimen stock certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 (File No. 000-14939)) (filed in paper format)

4.2	Second Amended and Restated Loan and Security Agreement dated December 12, 2016, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

Exhibit Number	Description of Exhibit

4.3	Colonial Third Amended and Restated Revolver Note dated September 20, 2012, by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.4	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.5	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.6	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.7	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.8	ACM-TCM Amended and Restated Revolver Note dated March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.9	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.10	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.11	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.12	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

Exhibit Number	Description of Exhibit

4.13	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of America, N.A. as Agent for the Lenders (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.14	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.15	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.16	Amended and Restated Security Agreement dated as of March 9, 2012, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.17	Amended and Restated Security Agreement dated as of March 9, 2012, by and among America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.18	Amended and Restated Security Agreement dated as of March 9, 2012, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.2*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.3*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

Exhibit Number	Description of Exhibit

10.2.4*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.3*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format)

10.4*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017).

10.5*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

10.6*	Retirement and Transition Agreement, dated as of January 1, 2018, between America’s Car-Mart, Inc. and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2016)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney of William H. Henderson

24.2	Power of Attorney of Daniel J. Englander

24.3	Power of Attorney of Robert Cameron Smith

24.4	Power of Attorney of Ray C. Dillon

24.5	Power of Attorney of Jim von Gremp

24.6	Power of Attorney of Joshua G. Welch

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: June 13, 2018	By: /s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	President, Chief Executive Officer	June 13, 2018
Jeffrey A. Williams	and Director
(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer,	June 13, 2018
Vickie D. Judy	Secretary
(Principal Financial Officer)

*	Chairman of the Board	June 13, 2018
Jim von Gremp

*	Director	June 13, 2018
Daniel J. Englander

*	Director	June 13, 2018
William H. Henderson

*	Director	June 13, 2018
Robert Cameron Smith

*	Director	June 13, 2018
Ray C. Dillon

*	Director	June 13, 2018
Joshua G. Welch

* By /s/ Jeffrey A. Williams

Jeffrey A. Williams

As Attorney-in-Fact

Pursuant to Powers of

Attorney filed herewith

