Form 10-Q
period 2018-07-31
AMERICAS CARMART INC
filed 2018-09-04
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	September 4, 2018
Common stock, par value $.01 per share	6,883,306

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2018	April 30, 2018
Assets:
Cash and cash equivalents	$841	$1,022
Accrued interest on finance receivables	2,332	2,189
Finance receivables, net	398,373	383,617
Inventory	37,512	33,610
Income taxes receivable, net	21	1,450
Prepaid expenses and other assets	4,774	4,747
Goodwill	355	355
Property and equipment, net	28,294	28,594
Total Assets	$472,502	$455,584

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$14,398	$13,609
Deferred payment protection plan revenue	20,429	19,823
Deferred service contract revenue	10,605	10,332
Accrued liabilities	20,239	15,960
Deferred income tax liabilities, net	13,429	12,558
Debt facilities	155,135	152,367
Total liabilities	234,235	224,649

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,279,044 and 13,147,143 issued at July 31, 2018 and April 30, 2018, respectively, of which 6,865,063 and 6,849,161 were outstanding at July 31, 2018 and April 30, 2018, respectively	133	131
Additional paid-in capital	76,475	72,641
Retained earnings	372,861	361,988
Less: Treasury stock, at cost, 6,413,981 and 6,297,982 shares at July 31, 2018 and April 30, 2018, respectively	(211,702)	(204,325)
Total stockholders' equity	237,767	230,435
Non-controlling interest	100	100
Total equity	237,867	230,535

Total Liabilities, Mezzanine Equity and Equity	$472,502	$455,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2018	2017
Revenues:
Sales	$144,101	$128,274
Interest and other income	19,914	18,144

Total revenue	164,015	146,418

Costs and expenses:
Cost of sales	84,168	75,206
Selling, general and administrative	26,382	23,865
Provision for credit losses	37,543	34,160
Interest expense	1,804	1,172
Depreciation and amortization	985	1,079
Loss on disposal of property and equipment	-	47
Total costs and expenses	150,882	135,529

Income before taxes	13,133	10,889

Provision for income taxes	2,249	3,897

Net income	$10,884	$6,992

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$10,874	$6,982

Earnings per share:
Basic	$1.57	$0.92
Diluted	$1.53	$0.90

Weighted average number of shares used in calculation:
Basic	6,924,035	7,548,846
Diluted	7,126,685	7,768,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Three Months Ended July 31,
Operating Activities:	2018	2017
Net income	$10,884	$6,992
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	37,543	34,160
Losses on claims for payment protection plan	4,069	3,938
Depreciation and amortization	985	1,079
Amortization of debt issuance costs	69	59
Loss on disposal of property and equipment	-	47
Stock based compensation	1,094	626
Deferred income taxes	871	404
Excess tax benefit from share based compensation	943	172
Change in operating assets and liabilities:
Finance receivable originations	(134,261)	(118,953)
Finance receivable collections	66,740	58,934
Accrued interest on finance receivables	(143)	(153)
Inventory	7,251	8,487
Prepaid expenses and other assets	(27)	(364)
Accounts payable and accrued liabilities	3,032	3,481
Deferred payment protection plan revenue	606	416
Deferred service contract revenue	272	290
Income taxes, net	486	3,175
Net cash provided by operating activities	414	2,790

Investing Activities:
Purchase of property and equipment	(685)	(613)
Net cash used in investing activities	(685)	(613)

Financing Activities:
Exercise of stock options	2,713	543
Issuance of common stock	29	28
Purchase of common stock	(7,377)	(3,745)
Dividend payments	(10)	(10)
Change in cash overdrafts	2,036	1,431
Debt issuance costs	-	(28)
Payments on note payable	(94)	(27)
Proceeds from revolving credit facilities	109,622	89,434
Payments on revolving credit facilities	(106,829)	(89,736)
Net cash provided by (used in) financing activities	90	(2,110)

Increase (decrease) in cash and cash equivalents	(181)	67
Cash and cash equivalents, beginning of period	1,022	434

Cash and cash equivalents, end of period	$841	$501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2018, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2018.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 29% of current period revenues resulting from sales to Arkansas customers.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.3% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.3 million at July 31, 2018 and $2.2 million at April 30, 2018 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2018, 3.5% of the Company’s finance receivable balances were 30 days or more past due, compared to 4.6% at July 31, 2017.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2018, on average, accounts were approximately 62 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2018, the weighted average total contract term was 32.4 months with 23.5 months remaining. The reserve amount in the allowance for credit losses at July 31, 2018, $122.4 million, was 25% of the principal balance in finance receivables of $520.8 million, less unearned payment protection plan revenue of $20.4 million and unearned service contract revenue of $10.6 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2018 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2018 or April 30, 2018.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. There was no impairment of goodwill during fiscal 2018, and to date, there has been no impairment during fiscal 2019.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 17.1% and 35.8% for the three months ended July 31, 2018 and July 31, 2017, respectively. Total income tax expense for the three months ended July 31, 2018 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $943,000 and $172,000 for the three months ended July 31, 2018 and July 31, 2017, respectively, related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (the "Tax Act"). The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ending April 30, 2018, and future periods. Changes in the tax laws from the Tax Act had a material impact on our financial statements in fiscal 2018. Under generally accepted accounting principles, ("U.S. GAAP") specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes was recorded as an adjustment to our deferred tax provision. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended federal corporate tax rate of approximately 30.4% in fiscal year 2018 and will result in a federal corporate tax rate of 21% thereafter. In the third quarter of fiscal 2018, we recorded a discrete net deferred income tax benefit of $8.1 million with a corresponding provisional reduction to our net deferred income tax liability.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2015.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2018 or April 30, 2018.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2018	2017

Sales – used autos	$125,224	$111,113
Wholesales – third party	6,052	5,337
Service contract sales	7,328	6,904
Payment protection plan revenue	5,497	4,920

Total	$144,101	$128,274

At July 31, 2018 and 2017, finance receivables more than 90 days past due were approximately $1.6 million and $2.0 million, respectively. Late fee revenues totaled approximately $446,000 and $449,000 for the three months ended July 31, 2018 and 2017, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions. The Company adopted the guidance prospectively on May 1, 2017. The Company recorded a discrete income tax benefit of approximately $943,000 and $172,000 for the three months ended July 31, 2018 and July 31, 2017, respectively. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also, in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 115,999 shares of its common stock to be held as treasury stock for a total cost of $7.4 million during the first three months of fiscal 2019 and 102,843 shares for a total cost of $3.7 million during the first three months of fiscal 2018. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has established two separate reserve accounts of 10,000 shares of treasury stock each to: i) secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state, and ii) for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method. Adoption of this standard did not result in an adjustment to our revenue recognition. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 16.3% at July 31, 2018. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2018	April 30, 2018

Gross contract amount	$606,396	$584,682
Less unearned finance charges	(85,576)	(83,244)
Principal balance	520,820	501,438
Less allowance for credit losses	(122,447)	(117,821)

Finance receivables, net	$398,373	$383,617

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2018	2017

Balance at beginning of period	$383,617	$357,161
Finance receivable originations	134,261	118,953
Finance receivable collections	(66,740)	(58,934)
Provision for credit losses	(37,543)	(34,160)
Losses on claims for payment protection plan	(4,069)	(3,938)
Inventory acquired in repossession and payment protection plan claims	(11,153)	(9,096)

Balance at end of period	$398,373	$369,986

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2018	2017

Balance at beginning of period	$117,821	$109,693
Provision for credit losses	37,543	34,160
Charge-offs, net of recovered collateral	(32,917)	(30,120)

Balance at end of period	$122,447	$113,733

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables remained consistent at 6.4% for the three months ended July 31, 2018 and the same period in the prior year.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 13.1% for the three months ended July 31, 2018 compared to 12.4% for the same period in the prior year. The increase in collections as a percentage of average finance receivables resulted primarily from improved efforts in the collections process. Delinquencies greater than 30 days were 3.5% for July 31, 2018 and 4.6% at July 31, 2017.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2018		April 30, 2018		July 31, 2017

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$408,354	78.40%	$424,511	84.67%	$390,879	80.81%
3 - 29 days past due	94,042	18.06%	59,544	11.87%	70,406	14.55%
30 - 60 days past due	14,377	2.76%	12,448	2.48%	17,328	3.58%
61 - 90 days past due	2,493	0.48%	3,331	0.66%	3,078	0.64%
> 90 days past due	1,554	0.30%	1,604	0.32%	2,028	0.42%
Total	$520,820	100.00%	$501,438	100.00%	$483,719	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The higher balance in the 3 – 29 days past due category for July 31, 2018 is primarily due to the month ending on a Tuesday, compared to Monday for April 30, 2018 and July 31, 2017, as payments are typically made on Fridays and Saturdays. The above categories are consistent with internal operational measures used by the Company to monitor credit results.

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

	Three Months Ended July 31,
	2018	2017

Principal collected as a percent of average finance receivables	13.1%	12.4%
Average down-payment percentage	6.1%	6.2%
Average originating contract term (in months)	29.7	29.8

	July 31, 2018	July 31, 2017
Portfolio weighted average contract term, including modifications (in months)	32.4	32.6

The increase in collections as a percentage of average finance receivables resulted primarily from improved efforts in the collections process. The contract term decreased slightly in spite of the increased average selling price, as we work to improve our underwriting and at the same time keep payments affordable, for competitive reasons and to continue to work with our customers when they experience financial difficulties. As the average selling price increases and in order to remain competitive, term lengths may increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2018	April 30, 2018

Land	$6,402	$6,402
Buildings and improvements	11,594	11,569
Furniture, fixtures and equipment	13,134	12,874
Leasehold improvements	24,834	24,567
Construction in progress	1,392	1,259
Less accumulated depreciation and amortization	(29,062)	(28,077)

Total	$28,294	$28,594

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2018	April 30, 2018

Employee compensation	$7,382	$6,539
Cash overdrafts (see Note B)	2,542	506
Deferred sales tax (see Note B)	3,588	3,270
Reserve for PPP claims	2,116	2,101
Interest	602	-
Other	4,009	3,544

Total	$20,239	$15,960

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2018	April 30, 2018

Revolving lines of credit	$154,173	$151,380
Notes payable	278	305
Capital lease	1,050	1,117
Debt issuance costs	(366)	(435)

Debt facilities	$155,135	$152,367

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.35%, or 4.43% at July 31, 2018 and 4.25% at April 30, 2018. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at July 31, 2018. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2018, the Company had additional availability of approximately $44 million under the revolving credit facilities.

The Company recognized approximately $69,000 and $59,000 of amortization for the three months ended July 31, 2018 and 2017, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first three months of fiscal 2019, the Company did not incur any debt issuance costs related to the Agreement. During fiscal 2018, the Company incurred approximately $103,000 in debt issuance costs related to the Agreement. Debt issuance costs of approximately $366,000 and $435,000 as of July 31, 2018 and April 30, 2018, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $278,000 and $305,000 as of July 31, 2018 and April 30, 2018, respectively.

On March 29, 2018, the Company entered into a lease classified as a capital lease. The present value of the minimum lease payments was approximately $1.1 million as of July 31, 2018 and April 30, 2018, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of July 31, 2018 and April 30, 2018, there was approximately $54,000 and $14,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2018 and April 30, 2018:

	July 31, 2018		April 30, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$841	$841	$1,022	$1,022
Finance receivables, net	398,373	320,304	383,617	308,384
Accounts payable	14,398	14,398	13,609	13,609
Debt facilities	155,135	155,135	152,367	152,367

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios, and had a third party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2018, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2018	2017

Weighted average shares outstanding-basic	6,924,035	7,548,846
Dilutive options and restricted stock	202,650	219,464

Weighted average shares outstanding-diluted	7,126,685	7,768,310

Antidilutive securities not included:
Options	120,000	337,750
Restricted stock	-	34,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2018 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1,094,000 ($831,000 after tax effects) and $626,000 ($393,000 after tax effects) for the three months ended July 31, 2018 and 2017, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of share of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2018 through 2028.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 8, 2028
Shares available for grant at July 31, 2018	98,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2018	2017
Expected term (years)	5.5	5.5
Risk-free interest rate	2.78%	1.81%
Volatility	36%	36%
Dividend yield	-	-

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

There were 145,000 options granted during the three months ended July 31, 2018 and 25,000 options granted during the three months ended July 31, 2017. The grant-date fair value of options granted during the three months ended July 31, 2018 and 2017 was $3 million and $336,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $841,000 ($639,000 after tax effects) and $551,000 ($345,000 after tax effects) for the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, the Company had approximately $3.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.7 years.

In May 2015, key employees of the Company were granted 91,125 performance-based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of July 31, 2018, the Company had $1 million in unrecognized compensation expense related to 61,000 of these options that are not currently expected to vest.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2018	2017

Options exercised	162,250	35,250
Cash received from option exercises	$3,259	$543
Intrinsic value of options exercised	$5,508	$784

The aggregate intrinsic value of outstanding options at July 31, 2018 and 2017 was $13.5 million and $9.5 million, respectively. As of July 31, 2018, there were 240,750 vested and exercisable stock options outstanding with an aggregate intrinsic value of $7 million, a weighted average remaining contractual life of 3.89 years, and a weighted average exercise price of $34.98.

Stock Incentive Plan

On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan (the “Restated Incentive Plan”), which extended the term of the Company’s Stock Incentive Plan to June 10, 2025. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Restated Incentive Plan by 100,000 shares to 450,000. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were 3,000 restricted shares granted during the three months ended July 31, 2018 and 34,500 restricted shares were granted during the three months ended July 31, 2017. A total of 6,027 shares remained available for award at July 31, 2018. There were 181,000 unvested restricted shares outstanding as of July 31, 2018 with a weighted average grant date fair value of $46.13.

As of July 31, 2018, the Company had approximately $7.5 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 7.9 years. The Company recorded compensation cost of approximately $247,000 ($188,000 after tax effects) and $71,000 ($45,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2018 and 2017, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2018 or during the first three months of fiscal 2019.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2019.

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2018	2017
Supplemental disclosures:
Interest paid	$1,202	$1,172
Income taxes paid (refunds received), net	(50)	147

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	11,153	9,096
Net settlement option exercises	1,417	-

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2018, the Company operated 140 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 12% for the first three months of fiscal 2019 compared to the same period of fiscal 2018 due to a 9.8% increase in interest income and a 5.9% increase in the number of retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25.5% in fiscal 2015 to 28.7% in fiscal 2017 (average of 27.6%). The increase in credit losses as a percentage of sales in recent years has been primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. For the first three months of fiscal 2019, credit losses as a percentage of sales were 26.1%, compared to 26.6% for the first three months of fiscal 2018. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, due to the lower average originating contract term, lower delinquencies and a lower level of modifications, partially offset by the increase in our contract interest rate.

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

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and the use of GPS units on vehicles. Additionally, the Company places significant focus on the collection area; the Company’s training department continues to spend significant time and effort on collections improvements. The field operations officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a director of collection services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. After decreasing to a five-year low of 39.8% of sales during fiscal 2016, gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales, and remained relatively flat for fiscal 2018 compared to 2017. For the first three months of fiscal 2019 the gross margin was 41.6% of sales compared to 41.4% for the first three months of fiscal 2018, resulting primarily from better wholesale management, decreased repair costs and lower PPP claims partially offset by a decrease as a result of the higher average selling price. The Company expects that its gross margin percentage will continue to remain in the historical range over the near term.

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

Three months ended July 31, 2018 vs. Three months ended July 31, 2017

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2018	Three Months Ended
	July 31,		vs.	July 31,
	2018	2017	2017	2018	2017
Revenues:
Sales	$144,101	$128,274	12.3%	100.0	100.0
Interest income	19,914	18,144	9.8	13.8	14.1
Total	164,015	146,418	12.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	84,168	75,206	11.9	58.4	58.6
Selling, general and administrative	26,382	23,865	10.5	18.3	18.6
Provision for credit losses	37,543	34,160	9.9	26.1	26.6
Interest expense	1,804	1,172	53.9	1.3	0.9
Depreciation and amortization	985	1,079	(8.7)	0.7	0.8
Loss on disposal of property and equipment	-	47	(100.0)	-	-
Total	150,882	135,529	11.3

Pretax income	$13,133	$10,889		9.1	8.5

Operating Data:
Retail units sold	12,533	11,837
Average stores in operation	140	140
Average units sold per store per month	29.8	28.2
Average retail sales price	$11,015	$10,386
Same store revenue change	12.1%	2.1%

Period End Data:
Stores open	140	140
Accounts over 30 days past due	3.5%	4.6%

Revenues increased by approximately $17.6 million, or 12%, for the three months ended July 31, 2018 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year third quarter ($17.5 million) and revenue growth from dealerships opened after the prior year quarter ($2.2 million), partially offset by the loss of revenues from dealerships closed after July 31, 2017 ($2.1 million). Interest income increased approximately $1.8 million for the three months ended July 31, 2018, as compared to the same period in the prior fiscal year due to the $36.7 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016.

Cost of sales, as a percentage of sales, decreased to 58.4% for the three months ended July 31, 2018 compared to 58.6% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.6% for the current year period compared to 41.4% for the prior year period. The higher gross margin percentage primarily relates to better wholesale management, decreased repair costs and lower payment protection plan claims, partially offset by a decrease as a result of the higher average selling price, as gross margin percentages are lower at a higher selling price.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2019 was $11,015 a $629 increase over the prior year quarter. The Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.3% for the three months ended July 31, 2018, a decrease of 0.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $2.5 million in the first quarter of fiscal 2019 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area as we continue to invest in our associates as we train, develop and recruit to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 26.1% for the three months ended July 31, 2018 compared to 26.6% for the three months ended July 31, 2017. Net charge-offs as a percentage of average finance receivables were 6.4% for the three months ended July 31, 2018 and for the prior year quarter. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, due to the lower average originating contract term, lower delinquencies and a lower level of modifications, partially offset by the increase in our contract interest rate. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 1.3% for the three months ended July 31, 2018 compared to 0.9% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the three months ended July 31, 2018 at $152.8 million, compared to $118.5 million for the prior year quarter, along with increased interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2018	April 30, 2018
Assets:
Finance receivables, net	$398,373	$383,617
Inventory	37,512	33,610
Income taxes receivable, net	21	1,450
Property and equipment, net	28,294	28,594

Liabilities:
Accounts payable and accrued liabilities	34,637	29,569
Deferred revenue	31,034	30,155
Deferred tax liabilities, net	13,429	12,558
Debt facilities	155,135	152,367

Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. Finance receivables grew 3.8% since April 30, 2018 and revenues increased 12% compared to the prior year quarter.

During the first three months of fiscal 2019, inventory increased by $3.9 million compared to inventory at April 30, 2018. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes receivable, net, was $21,000 at July 31, 2018 as compared to income taxes receivable, net of $1.5 million at April 30, 2018, primarily due to the timing of quarterly tax payments, refunds due related to tax reform and the tax benefit of stock option exercises.

Property and equipment, net, decreased by $300,000 at July 31, 2018 as compared to property and equipment, net, at April 30, 2018. The Company incurred $985,000 of depreciation expense, partially offset by $685,000 in expenditures to refurbish and expand existing locations.

Accounts payable and accrued liabilities increased by $5.1 million during the first three months of fiscal 2019 as compared to accounts payable and accrued liabilities at April 30, 2018, related primarily to increases in inventory and cash overdrafts.

Deferred revenue increased $879,000 at July 31, 2018 as compared to April 30, 2018, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $871,000 at July 31, 2018 as compared to April 30, 2018, due primarily to the increase in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2019, the Company funded finance receivables growth of $19.4 million, inventory growth of $3.9 million, capital expenditures of $685,000, and common stock repurchases of $7.4 million with income from operations and a $2.8 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2018	2017
Operating activities:
Net income	$10,884	$6,992
Provision for credit losses	37,543	34,160
Losses on claims for payment protection plan	4,069	3,938
Depreciation and amortization	985	1,079
Stock based compensation	1,094	626
Finance receivable originations	(134,261)	(118,953)
Finance receivable collections	66,740	58,934
Inventory	7,251	8,487
Accounts payable and accrued liabilities	3,032	3,481
Deferred payment protection plan revenue	606	416
Deferred service contract revenue	272	290
Income taxes, net	486	3,175
Deferred income taxes	871	404
Accrued interest on finance receivables	(143)	(153)
Other	985	(86)
Total	414	2,790

Investing activities:
Purchase of property and equipment	(685)	(613)
Total	(685)	(613)

Financing activities:
Revolving credit facilities, net	2,793	(302)
Debt issuance costs	-	(28)
Payments on note payable	(94)	(27)
Change in cash overdrafts	2,036	1,431
Purchase of common stock	(7,377)	(3,745)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	2,742	571
Total	90	(2,110)

Increase (decrease) in cash	$(181)	$67

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

Cash flows from operations for the three months ended July 31, 2018 compared to the same period in the prior fiscal year were decreased primarily as a result of (i) larger finance receivables originations, (ii) a smaller increase in inventory for the three months ended July 31, 2018 compared to the increase in inventory in the prior fiscal year, (iii) a smaller increase in accounts payable and accrued liabilities for the three months ended July 31, 2018 compared to the increase in accounts payable and accrued liabilities in the prior fiscal year, and (iv) a smaller decrease in incomes tax receivable, partially offset by (i) higher net income, (ii) higher finance receivable collections, and (iii) a higher non-cash charge for credit losses. Finance receivables, net, increased by $14.8 million from April 30, 2018 to July 31, 2018.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The higher vehicle purchase costs coupled with more sales of SUVs and trucks resulted in an increase in the average sales price of $629, or 6.1%, during the first three months of fiscal 2019 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

The Company believes that the amount of credit available for the sub-prime auto industry has increased in recent years, and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry can result in lower down payments and longer terms, which can have a negative effect on collection percentages, liquidity and credit losses. In the most recent quarter competitive pressures may have eased modestly, contributing to increased traffic at our dealerships.

Macro-economic factors such as inflation within groceries and other staple items, as well as overall unemployment levels, can also affect the Company’s collection results, credit losses and resulting liquidity. The Company anticipates that, despite generally positive overall economic trends, the challenges facing the Company’s customer base, coupled with the extended terms and decreased recovery rates, will contribute to credit losses remaining elevated in the near term compared to historical ranges. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers to address collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2018, the Company leased approximately 89% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2018, the Company had approximately $841,000 of cash on hand and approximately an additional $44 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2019. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2018 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 89% of its dealerships and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

The Company has a standby letter of credit relating to an insurance policy totaling $1 million at July 31, 2018.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2018.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2018, the weighted average total contract term was 32.4 months with 23.5 months remaining. The reserve amount in the allowance for credit losses at July 31, 2018, $122.4 million, was 25% of the principal balance in finance receivables of $520.8 million, less unearned payment protection plan revenue of $20.4 million and unearned service contract revenue of $10.6 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2018 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $4.9 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method. Adoption of this standard did not result in an adjustment. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $154.2 million outstanding under its revolving credit facilities at July 31, 2018. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.5 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2018.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2018 through May 31, 2018	-	-	-	683,718
June 1, 2018 through June 30, 2018	44,708	63.71	44,708	639,010
July 1, 2018 through July 31, 2018	71,291	63.52	71,291	567,719
Total	115,999	63.59	115,999

(1)	The above described stock repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2	Amendment to Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.3	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.4	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America’s Car-Mart, Inc.

By:	/s/ Jeffrey A. Williams
Jeffrey A. Williams
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer
(Principal Financial Officer)

Dated: September 4, 2018

