Form 10-Q
period 2019-01-31
AMERICAS CARMART INC
filed 2019-03-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 6, 2019
Common stock, par value $.01 per share	6,706,514

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2019	April 30, 2018
Assets:
Cash and cash equivalents	$1,624	$1,022
Accrued interest on finance receivables	2,456	2,189
Finance receivables, net	414,913	383,617
Inventory	38,822	33,610
Prepaid expenses and other assets	5,065	4,747
Income taxes receivable, net	1,646	1,450
Goodwill	355	355
Property and equipment, net	28,674	28,594
Total Assets	$493,555	$455,584

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,603	$13,609
Deferred payment protection plan revenue	20,748	19,823
Deferred service contract revenue	10,224	10,332
Accrued liabilities	17,999	15,960
Deferred income tax liabilities, net	14,167	12,558
Debt facilities	170,737	152,367
Total liabilities	247,478	224,649

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,330,150 and 13,147,143 issued at January 31, 2019 and April 30, 2018, respectively, of which 6,685,013 and 6,849,161 were outstanding at January 31, 2019 and April 30, 2018, respectively	133	131
Additional paid-in capital	78,839	72,641
Retained earnings	395,017	361,988
Less: Treasury stock, at cost, 6,645,137 and 6,297,982 shares at January 31, 2019 and April 30, 2018, respectively	(228,412)	(204,325)
Total stockholders' equity	245,577	230,435
Non-controlling interest	100	100
Total equity	245,677	230,535

Total Liabilities, Mezzanine Equity and Equity	$493,555	$455,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
(Unaudited)
(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Revenues:
Sales	$139,803	$128,166	$430,315	$386,867
Interest and other income	21,251	19,048	61,925	55,883

Total revenue	161,054	147,214	492,240	442,750

Costs and expenses:
Cost of sales	81,740	74,951	251,274	225,780
Selling, general and administrative	26,488	25,945	79,068	73,537
Provision for credit losses	35,555	37,872	111,619	110,778
Interest expense	2,110	1,482	5,895	3,978
Depreciation and amortization	985	1,057	2,949	3,244
Loss (gain) on disposal of property and equipment	(100)	84	(88)	188
Total costs and expenses	146,778	141,391	450,717	417,505

Income before taxes	14,276	5,823	41,523	25,245

Provision (benefit) for income taxes	3,381	(7,556)	8,464	(1,095)

Net income	$10,895	$13,379	$33,059	$26,340

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$10,885	$13,369	$33,029	$26,310

Earnings per share:
Basic	$1.61	$1.88	$4.82	$3.59
Diluted	$1.55	$1.82	$4.66	$3.48

Weighted average number of shares used in calculation:
Basic	6,751,026	7,106,715	6,846,707	7,336,687
Diluted	7,003,389	7,345,428	7,087,430	7,556,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2019	2018
Net income	$33,059	$26,340
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	111,619	110,778
Losses on claims for payment protection plan	12,148	12,039
Depreciation and amortization	2,949	3,244
Amortization of debt issuance costs	198	199
(Gain) loss on disposal of property and equipment	(88)	188
Stock based compensation	2,270	1,258
Deferred income taxes	1,609	(7,254)
Excess tax benefit from share based compensation	1,527	777
Change in operating assets and liabilities:
Finance receivable originations	(399,089)	(356,489)
Finance receivable collections	206,620	180,137
Accrued interest on finance receivables	(267)	(251)
Inventory	32,194	22,347
Prepaid expenses and other assets	(318)	(989)
Accounts payable and accrued liabilities	1,320	4,199
Deferred payment protection plan revenue	925	436
Deferred service contract revenue	(108)	61
Income taxes, net	(1,723)	(2,151)
Net cash provided by (used in) operating activities	4,845	(5,131)

Investing Activities:
Purchase of property and equipment	(3,042)	(1,586)
Proceeds from sale of property and equipment	-	288
Net cash used in investing activities	(3,042)	(1,298)

Financing Activities:
Exercise of stock options	3,827	492
Issuance of common stock	103	83
Purchase of common stock	(24,087)	(26,295)
Dividend payments	(30)	(30)
Change in cash overdrafts	814	3,446
Debt issuance costs	(372)	(153)
Payments on note payable and capital lease	(284)	(81)
Proceeds from revolving credit facilities	337,842	307,351
Payments on revolving credit facilities	(319,014)	(278,284)
Net cash provided by (used in) financing activities	(1,201)	6,529

Increase in cash and cash equivalents	602	100
Cash and cash equivalents, beginning of period	1,022	434

Cash and cash equivalents, end of period	$1,624	$534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.
(Unaudited)
(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,988	$(204,325)	$100	$230,535

Issuance of common stock	1,124	-	103	-	-	-	103
Stock options exercised	181,883	2	3,825	-	-	-	3,827
Purchase of 347,155 treasury shares	-	-	-	-	(24,087)	-	(24,087)
Stock based compensation	-	-	2,270	-	-	-	2,270
Dividends on subsidiary preferred stock	-	-	-	(30)	-	-	(30)
Net income	-	-	-	33,059	-	-	33,059

Balance at January 31, 2019	13,330,150	$133	$78,839	$395,017	$(228,412)	$100	$245,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company predominantly sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2019, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance. In the Integrated Auto Sales and Finance industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Each of our individual dealerships is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics. As such, individual dealerships have been aggregated into one reportable segment.

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

Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facilities mature in December 2021.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.5 million at January 31, 2019 and $2.2 million at April 30, 2018 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2019, 3.2% of the Company’s finance receivables balance was 30 days or more past due, compared to 4.1% at January 31, 2018.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2019, on average, accounts were approximately 63 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2019, the weighted average total contract term was 32.0 months with 22.8 months remaining. The reserve amount in the allowance for credit losses at January 31, 2019, $128.0 million, was 25% of the principal balance in finance receivables of $543.0 million, less unearned payment protection plan revenue of $20.7 million and unearned service contract revenue of $10.2 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.
•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2019 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2019 or April 30, 2018.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 20.4% and (4.3)% for the nine months ended January 31, 2019 and January 31, 2018, respectively. The nine months ended January 31, 2018 included the $8.1 million discrete net deferred income tax benefit recorded from the Tax Cuts and Jobs Act (the "Tax Act"). Total income tax expense for the nine months ended January 31, 2019 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $1.5 million and $777,000 for the nine months ended January 31, 2019 and January 31, 2018, respectively, related to excess tax benefits on share-based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

On December 22, 2017, President Trump signed into law the Tax Act, which includes significant changes to the U.S. tax code that affected our fiscal year ending April 30, 2018, and future periods. Changes in the tax laws from the Tax Act had a material impact on our financial statements in fiscal 2018. Under generally accepted accounting principles, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes was recorded as an adjustment to our deferred tax provision. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended federal corporate tax rate of approximately 30.4% in fiscal year 2018 and resulted in a federal corporate tax rate of 21% thereafter. In the third quarter of fiscal 2018, we recorded a discrete net deferred income tax benefit of $8.1 million with a corresponding provisional reduction to our net deferred income tax liability.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2019 or April 30, 2018.

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

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2019	2018	2019	2018

Sales – used autos	$119,955	$109,480	$371,465	$332,515
Wholesales – third party	6,460	6,405	19,205	17,857
Service contract sales	7,600	7,095	22,655	21,211
Payment protection plan revenue	5,788	5,186	16,990	15,284

Total	$139,803	$128,166	$430,315	$386,867

At January 31, 2019 and 2018, finance receivables more than 90 days past due were approximately $1.5 million and $1.6 million, respectively. Late fee revenues totaled approximately $1.5 million and $1.4 million for the nine months ended January 31, 2019 and 2018, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three and nine months ended January 31, 2019 that was included in the April 30, 2018 deferred service contract revenue was $910,000 and $9.1 million, respectively.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions. The Company adopted the guidance prospectively on May 1, 2017. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also, in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards. The Company recorded a discrete income tax benefit of approximately $1.5 million and $777,000 for the nine months ended January 31, 2019 and January 31, 2018, respectively.

Treasury Stock

The Company purchased 347,155 shares of its common stock to be held as treasury stock for a total cost of $24.1 million during the first nine months of fiscal 2019 and 651,490 shares for a total cost of $26.3 million during the first nine months of fiscal 2018. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has established two separate reserve accounts of treasury stock: i) 10,000 shares to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state, and ii) 14,000 shares for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method for all contracts. Adoption of this standard did not result in an adjustment to our revenue recognition. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements but does not expect such impact to be material.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 42 months. The weighted average interest rate for the portfolio was approximately 16.4% at January 31, 2019. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2019	April 30, 2018

Gross contract amount	$627,322	$584,682
Less unearned finance charges	(84,429)	(83,244)
Principal balance	542,893	501,438
Less allowance for credit losses	(127,980)	(117,821)

Finance receivables, net	$414,913	$383,617

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2019	2018

Balance at beginning of period	$383,617	$357,161
Finance receivable originations	399,089	356,489
Finance receivable collections	(206,620)	(180,137)
Provision for credit losses	(111,619)	(110,778)
Losses on claims for payment protection plan	(12,148)	(12,039)
Inventory acquired in repossession and payment protection plan claims	(37,406)	(30,312)

Balance at end of period	$414,913	$380,384

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2019	2018

Balance at beginning of period	$117,821	$109,693
Provision for credit losses	111,619	110,778
Charge-offs, net of recovered collateral	(101,460)	(103,203)

Balance at end of period	$127,980	$117,268

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 19.2% for the nine months ended January 31, 2019, compared to 21.2% for the prior year period. The Company continually reviews collections practices for areas of improvements.

Macro-economic factors, the competitive environment on the funding side, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2019		April 30, 2018		January 31, 2018

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$450,931	83.05%	$424,511	84.67%	$394,614	79.30%
3 - 29 days past due	74,788	13.78%	59,544	11.87%	82,679	16.61%
30 - 60 days past due	12,062	2.22%	12,448	2.48%	14,918	3.00%
61 - 90 days past due	3,619	0.67%	3,331	0.66%	3,792	0.76%
> 90 days past due	1,493	0.28%	1,604	0.32%	1,649	0.33%
Total principal	$542,893	100.00%	$501,438	100.00%	$497,652	100.00%

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

	Nine Months Ended January 31,
	2019	2018

Principal collected as a percent of average finance receivables	39.2%	37.2%
Average down-payment percentage	5.8%	5.8%
Average originating contract term (in months)	29.4	29.5

	January 31, 2019	January 31, 2018
Portfolio weighted average contract term, including modifications (in months)	32.0	32.4

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2019	April 30, 2018

Land	$7,445	$6,402
Buildings and improvements	11,966	11,569
Furniture, fixtures and equipment	13,195	12,874
Leasehold improvements	25,647	24,567
Construction in progress	1,268	1,259
Less accumulated depreciation and amortization	(30,847)	(28,077)

Total	$28,674	$28,594

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2019	April 30, 2018

Employee compensation	$5,553	$6,539
Cash overdrafts (see Note B)	1,320	506
Deferred sales tax (see Note B)	3,771	3,270
Reserve for PPP claims	2,314	2,101
Interest	704	-
Other	4,337	3,544

Total	$17,999	$15,960

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2019	April 30, 2018

Revolving lines of credit	$170,208	$151,380
Notes payable	222	305
Capital lease	916	1,117
Debt issuance costs	(609)	(435)

Debt facilities	$170,737	$152,367

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

On December 3, 2018, the Company entered in to Amendment No. 2 (the “Second Amendment”) to the Agreement. The Second Amendment extended the term of the Company’s revolving credit facilities to December 3, 2021 and increased the total permitted borrowings from $200 million to $215 million, an increase in the Colonial revolving line of credit from $190 million to $205 million. The ACM-TCM revolving line of credit commitment remains the same at $10 million. The Second Amendment also reduced the current applicable interest rate by 0.10% to the lowest applicable pricing tier at LIBOR plus 2.25% until May 31, 2019. After May 31, 2019, the applicable interest rate will again be subject to adjustment in accordance with the four pricing tiers set forth in the Amendment based on the Company’s consolidated leverage ratio for the preceding fiscal quarter.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.25%, or 4.76% at January 31, 2019 and 4.25% at April 30, 2018. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at January 31, 2019. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2019, the Company had additional availability of approximately $44 million under the revolving credit facilities.

The Company recognized approximately $198,000 and $199,000 of amortization for the nine months ended January 31, 2019 and 2018, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first nine months of fiscal 2019, the Company incurred approximately $372,000 in debt issuance costs related to the Agreement. During the first nine months of fiscal 2018, the Company incurred approximately $153,000 in debt issuance costs related to the Agreement. Debt issuance costs of approximately $609,000 and $435,000 as of January 31, 2019 and April 30, 2018, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $222,000 and $305,000 as of January 31, 2019 and April 30, 2018, respectively.

On March 29, 2018, the Company entered into a lease classified as a capital lease. The present value of the minimum lease payments was approximately $916,000 as of January 31, 2019 and $1.1 million as of April 30, 2018, which is included in Debt facilities in the Condensed Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of January 31, 2019, and April 30, 2018, there was approximately $136,000 and $14,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2019 and April 30, 2018:

	January 31, 2019		April 30, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$1,624	$1,624	$1,022	$1,022
Finance receivables, net	414,913	333,879	383,617	308,384
Accounts payable	13,603	13,603	13,609	13,609
Debt facilities	170,737	170,737	152,367	152,367

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in November 2012 that indicated a range of 35% to 40% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2019, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Weighted average shares outstanding-basic	6,751,026	7,106,715	6,846,707	7,336,687
Dilutive options and restricted stock	252,363	238,713	240,723	219,568

Weighted average shares outstanding-diluted	7,003,389	7,345,428	7,087,430	7,556,255

Antidilutive securities not included:
Options	120,000	270,750	80,000	307,750
Restricted stock	-	-	-	11,333

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2019 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.3 million ($1.8 million after tax effects) and $1.3 million ($843,000 after tax effects) for the nine months ended January 31, 2019 and 2018, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2019 through 2028.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at
date of grant	100%
Last expiration date for outstanding options	May 8, 2028
Shares available for grant at January 31, 2019	298,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2019	2018
Expected term (years)	5.5	5.5
Risk-free interest rate	2.79%	1.81%
Volatility	36%	36%
Dividend yield	-	-

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

There were 145,000 options granted during the nine months ended January 31, 2019 and 25,000 options granted during the nine months ended January 31, 2018. The grant-date fair value of options granted during the nine months ended January 31, 2019 and 2018 was $3 million and $336,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.5 million ($1.2 million after tax effects) and $1 million ($670,000 after tax effects) for the nine months ended January 31, 2019 and 2018, respectively. As of January 31, 2019, the Company had approximately $3.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.3 years.

In May 2015, key employees of the Company were granted 91,125 performance-based stock options with a five-year performance period ending April 30, 2020. An additional 40,000 such options were granted to key employees of the Company in August 2015. Tiered vesting of these units is based solely on comparing the Company’s net income over the specified performance period to net income at April 30, 2015. As of January 31, 2019, the Company had $1 million in unrecognized compensation expense related to 61,000 of these options that are not currently expected to vest.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2019	2018

Options exercised	224,500	133,000
Cash received from option exercises	$4,373	$1,311
Intrinsic value of options exercised	$8,506	$3,444

During the nine months ended January 31, 2019, there were 88,750 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 42,617 shares to satisfy the exercise price and applicable withholding taxes to acquire 46,133 shares. During the nine months ended January 31, 2018, there were 57,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 36,171 shares to satisfy the exercise price and applicable withholding taxes to acquire 20,829 shares.

The aggregate intrinsic value of outstanding options at January 31, 2019 and 2018 was $15.2 million and $10.9 million, respectively. As of January 31, 2019, there were 187,500 vested and exercisable stock options outstanding with an aggregate intrinsic value of $6.3 million, a weighted average remaining contractual life of 3.4 years, and a weighted average exercise price of $36.36.

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

There were 3,000 restricted shares granted during the nine months ended January 31, 2019 and 34,500 restricted shares were granted during the nine months ended January 31, 2018. A total of 106,527 shares remained available for award at January 31, 2019.

There were 180,500 unvested restricted shares outstanding as of January 31, 2019 with a weighted average grant date fair value of $46.16. As of January 31, 2019, the Company had approximately $6.9 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 7.4 years. The Company recorded compensation cost of approximately $756,000 ($575,000 after tax effects) and $241,000 ($161,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2019 and 2018, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2018 or during the first nine months of fiscal 2019.

J – Commitments and Contingencies

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2019.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2019	2018
Supplemental disclosures:
Interest paid	$5,191	$3,978
Income taxes paid , net	7,050	7,534

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	37,406	30,312
Net settlement option exercises	2,359	-
Property and equipment acquired via capital lease	-	1,196

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2019, the Company operated 143 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 11.2% for the first nine months of fiscal 2019 compared to the same period of fiscal 2018 due to a 10.8% increase in interest income and a 5.6% increase in the number of retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25.5% in fiscal 2015 to 28.7% in fiscal 2017 (average of 27.6%). The increase in credit losses as a percentage of sales in recent years has been primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. For the first nine months of fiscal 2019, credit losses as a percentage of sales decreased to 25.9%, compared to 28.6% for the first nine months of fiscal 2018. The decrease in the provision for credit losses as a percentage of sales is primarily due to a lower frequency of losses and a higher percentage of collections of finance receivables. Finance receivable collections have improved as a result of a slightly lower average originating contract term, lower delinquencies and a lower level of modifications, partially offset by the increase in our contract interest rate.

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

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company utilizes credit reporting and the use of GPS units on vehicles. Additionally, the Company places significant focus on the collection area; the Company’s training department continues to spend significant time and effort on training in collections improvements. The field operations officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a director of collection services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged from approximately 40% to 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. For the first nine months of fiscal 2019 gross margin remained consistent at 41.6% of sales compared to the first nine months of fiscal 2018. The Company expects that its gross margin percentage will continue to remain in the historical range over the near term.

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

Three months ended January 31, 2019 vs. Three months ended January 31, 2018

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended		2019	Three Months Ended
	January 31,		vs.	January 31,
	2019	2018	2018	2019	2018
Revenues:
Sales	$139,803	$128,166	9.1%	100.0	100.0
Interest income	21,251	19,048	11.6	15.2	14.9
Total	161,054	147,214	9.4

Costs and expenses:
Cost of sales, excluding depreciation shown below	81,740	74,951	9.1	58.5	58.5
Selling, general and administrative	26,488	25,945	2.1	18.9	20.2
Provision for credit losses	35,555	37,872	(6.1)	25.4	29.5
Interest expense	2,110	1,482	42.4	1.5	1.2
Depreciation and amortization	985	1,057	(6.8)	0.7	0.8
Loss (gain) on disposal of property and equipment	(100)	84	(218.9)	(0.1)	0.1
Total	146,778	141,391	3.8

Pretax income	$14,276	$5,823		10.2	4.5

Operating Data:
Retail units sold	11,963	11,420
Average stores in operation	143	140
Average units sold per store per month	27.9	27.2
Average retail sales price	$11,146	$10,662
Same store revenue change	8.5%	7.1%

Period End Data:
Stores open	143	140
Accounts over 30 days past due	3.2%	4.1%

Revenues increased by approximately $13.8 million, or 9.4%, for the three months ended January 31, 2019 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year third quarter ($12.3 million), representing an 8.5% same store revenue increase, and revenue growth from dealerships opened after the prior year quarter ($3.0 million), partially offset by the loss of revenues from dealerships closed after January 31, 2018 ($1.5 million). The increase in revenue is also due to the increased average selling price, as well as a modest reduction in competitive pressures, which have contributed to increased traffic at our dealerships. Interest income increased approximately $2.2 million for the three months ended January 31, 2019, as compared to the same period in the prior fiscal year due to the $45.5 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016, as fewer contracts with the lower rate remain outstanding.

Cost of sales, as a percentage of sales, remained consistent at 58.5% for the three months ended January 31, 2019 and 2018, resulting in a gross margin as a percentage of sales of 41.5%.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2019 was $11,146, a $484 increase over the prior year quarter. The Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale, particularly SUVs and trucks, and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.9% for the three months ended January 31, 2019, a decrease of 1.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $543,000 in the third quarter of fiscal 2019 compared to the same period of the prior fiscal year. The increase is due to payroll and benefits as we continue to invest in our associates as we train, develop and recruit to provide excellent customer service, partially offset by the $1.1 million one-time retirement bonus paid to retiring CEO in the prior year quarter. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 25.4% for the three months ended January 31, 2019 compared to 29.5% for the three months ended January 31, 2018. Net charge-offs as a percentage of average finance receivables were 6.2% and 7.4% for the three months ended January 31, 2019 and January 31, 2018, respectively. The decrease in the provision for credit losses as a percentage of sales is primarily due to a lower frequency of losses along with higher recovery rates and a higher percentage of collections of finance receivables. Finance receivable collections have improved as a result of a slightly lower average originating contract term, lower delinquencies and a lower level of modifications, partially offset by the increase in our contract interest rate. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 1.5% for the three months ended January 31, 2019 compared to 1.2% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the three months ended January 31, 2019 at $168.8 million, compared to $143.9 million for the prior year quarter, along with increased interest rates.

Nine months ended January 31, 2019 vs. Nine months ended January 31, 2018

			% Change	As a % of Sales
	Nine Months Ended		2019	Nine Months Ended
	January 31,		vs.	January 31,
	2019	2018	2018	2019	2018

Revenues:
Sales	$430,315	$386,867	11.2%	100.0	100.0
Interest income	61,925	55,883	10.8	14.4	14.4
Total	492,240	442,750	11.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	251,274	225,780	11.3	58.4	58.4
Selling, general and administrative	79,068	73,537	7.5	18.4	19.0
Provision for credit losses	111,619	110,778	0.8	25.9	28.6
Interest expense	5,895	3,978	48.2	1.4	1.0
Depreciation and amortization	2,949	3,244	(9.1)	0.7	0.8
Loss (gain) on disposal of property and equipment	(88)	188	(146.8)	-	-
Total	450,717	417,505	8.0

Pretax income	$41,523	$25,245		9.6%	6.5%

Operating Data:
Retail units sold	37,163	35,189
Average stores in operation	141	140
Average units sold per store per month	29.3	27.9
Average retail sales price	$11,062	$10,487
Same store revenue change	10.5%	3.3%

Period End Data:
Stores open	143	140
Accounts over 30 days past due	3.2%	4.1%

Revenues increased by approximately $49.5 million, or 11.2%, for the nine months ended January 31, 2019 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year third quarter ($46.0 million), representing a 10.5% same store revenue increase, and revenue growth from dealerships opened after the prior year quarter ($8.8 million), partially offset by the loss of revenues from dealerships closed after January 31, 2018 ($5.3 million). Interest income increased approximately $6.0 million for the nine months ended January 31, 2019, as compared to the same period in the prior fiscal year due to the $41.1 million increase in average finance receivables and the increase in the contract interest rate from 15.0% to 16.5% at the end of May 2016, as fewer contracts with the lower rate remain outstanding.

Cost of sales, as a percentage of sales, remained consistent at 58.4% for the nine months ended January 31, 2019 and the prior year period, resulting in a gross margin as a percentage of sales of 41.6% for the current year period and the prior year period.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the nine months ended January 31, 2019 was $11,062, a $575 increase over the same period in the prior fiscal year. The Company’s purchase costs remain relatively high as a result of increases in prior periods from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers to maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.4% for the nine months ended January 31, 2019, a decrease of 0.6% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $5.5 million in the first nine months of fiscal 2019 compared to the same period of the prior fiscal year. The increase was primarily a result of additional investments in general manager recruitment, training and advancement, collections support, and marketing. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 25.9% for the nine months ended January 31, 2019 compared to 28.6% for the nine months ended January 31, 2018. Net charge-offs as a percentage of average finance receivables were 19.2% for the nine months ended January 31, 2019 compared to 21.2% for the prior year period. The decrease in the provision for credit losses as a percentage of sales is primarily due to a lower frequency of losses and a higher percentage of collections of finance receivables. Finance receivable collections have improved as a result of a slightly lower average originating contract term, lower delinquencies and a lower level of modifications, partially offset by the increase in our contract interest rate. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales increased to 1.4% for the nine months ended January 31, 2019 compared to 1.0% for the same period of the prior fiscal year. The increase is attributable to higher average borrowings during the nine months ended January 31, 2019 at $161.8 million, compared to $132.2 million for the same period in the prior fiscal year, along with increased interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2019	April 30, 2018
Assets:
Finance receivables, net	$414,913	$383,617
Inventory	38,822	33,610
Income taxes receivable, net	1,646	1,450
Property and equipment, net	28,674	28,594

Liabilities:
Accounts payable and accrued liabilities	31,602	29,569
Deferred revenue	30,972	30,155
Deferred tax liabilities, net	14,167	12,558
Debt facilities	170,737	152,367

Since April 30, 2018, finance receivables have increased 8.2%, while revenues have grown 11.2% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. However, during the first nine months of fiscal 2019, revenues have grown faster than finance receivables due to the increasing retail price and increased sales volumes, along with increased finance receivables collections.

During the first nine months of fiscal 2019, inventory increased by $5.2 million compared to inventory at April 30, 2018. This increase in inventory was attributable to an increase in purchasing levels to meet demand and provide an adequate supply of affordable vehicles, as well as the increase related to the opening of four new lots. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes receivable, net, was $1.6 million at January 31, 2019 as compared to income taxes receivable, net of $1.5 million at April 30, 2018, primarily due to refunds due related to tax reform and the tax benefit of stock option exercises.

Property and equipment, net, increased by $80,000 at January 31, 2019 as compared to property and equipment, net, at April 30, 2018. The increase is primarily the result of $3.0 million in expenditures to refurbish and expand existing locations, partially offset by $2.9 million of depreciation expense.

Accounts payable and accrued liabilities increased by $2.0 million during the first nine months of fiscal 2019 as compared to accounts payable and accrued liabilities at April 30, 2018, related primarily to increases in inventory and cash overdrafts.

Deferred revenue increased $800,000 at January 31, 2019 as compared to April 30, 2018, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $1.6 million at January 31, 2019 as compared to April 30, 2018, due primarily to the increase in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2019, the Company funded finance receivables growth of $41.5 million, inventory growth of $5.2 million, capital expenditures of $3.0 million, and common stock repurchases of $24.1 million with income from operations and an $18.4 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2019	2018
Operating activities:
Net income	$33,059	$26,340
Provision for credit losses	111,619	110,778
Losses on claims for payment protection plan	12,148	12,039
Depreciation and amortization	2,949	3,244
Stock based compensation	2,270	1,258
Finance receivable originations	(399,089)	(356,489)
Finance receivable collections	206,620	180,137
Inventory	32,194	22,347
Accounts payable and accrued liabilities	1,320	4,199
Deferred payment protection plan revenue	925	436
Deferred service contract revenue	(108)	61
Income taxes, net	(1,723)	(2,151)
Deferred income taxes	1,609	(7,254)
Accrued interest on finance receivables	(267)	(251)
Other	1,319	175
Total	4,845	(5,131)

Investing activities:
Purchase of property and equipment	(3,042)	(1,586)
Proceeds from sale of property and equipment	-	288
Total	(3,042)	(1,298)

Financing activities:
Revolving credit facilities, net	18,828	29,067
Debt issuance costs	(372)	(153)
Payments on note payable	(284)	(81)
Change in cash overdrafts	814	3,446
Purchase of common stock	(24,087)	(26,295)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	3,930	575
Total	(1,201)	6,529

Increase in cash	$602	$100

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, and (iii) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures, and common stock repurchases.  To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the nine months ended January 31, 2019 compared to the same period in the prior fiscal year were positively impacted by (i) a higher net income, (ii) higher finance receivable collections, (iii) larger increase in inventory, and (iv) a larger increase in deferred income taxes, partially offset by (i) higher finance receivable originations and (ii) a smaller increase in accounts payable and accrued liabilities. Finance receivables, net, increased by $31.3 million from April 30, 2018 to January 31, 2019.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The higher vehicle purchase costs coupled with more sales of SUVs and trucks resulted in an increase in the average sales price of $575, or 5.5%, during the first nine months of fiscal 2019 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

The Company believes that the amount of credit available for the sub-prime auto industry has increased in recent years, and management expects the availability of consumer credit within the automotive industry to remain generally elevated over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry can result in lower down payments and longer terms, which can have a negative effect on collection percentages, liquidity and credit losses. However, in the most recent quarter competitive pressures appear to have eased modestly, which the Company believes contributed to increased traffic at our dealerships.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2019, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2019, the Company had approximately $1.6 million of cash on hand and approximately an additional $44 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2021. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $4.6 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist, and (iv) reduce debt to the extent excess cash is available.

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

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2019.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2019.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2019, the weighted average total contract term was 32.0 months with 22.8 months remaining. The reserve amount in the allowance for credit losses at January 31, 2019, $128.0 million, was 25% of the principal balance in finance receivables of $543.0 million, less unearned payment protection plan revenue of $20.7 million and unearned service contract revenue of $10.2 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2019 was 12 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $5.1 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method for all contracts. Adoption of this standard did not result in an adjustment. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

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

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements but does not expect such impact to be material.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $170.2 million outstanding under its revolving credit facilities at January 31, 2019. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.7 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2018 through November 30, 2018	44,900	74.99	44,900	433,163
December 1, 2018 through December 31, 2018	49,100	70.93	49,100	384,063
January 1, 2019 through January 31, 2019	47,500	70.86	47,500	336,563
Total	141,500	72.20	141,500

(1)	The above described stock repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

4.1	Second Amended and Restated Loan and Security Agreement dated December 12, 2016, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated October 25, 2017, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

4.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement dated December 3, 2018, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.4	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.5	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.6	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 8, 2019