Form 10-K
period 2019-04-30
AMERICAS CARMART INC
filed 2019-06-21
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-14939

______________________

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

802 Southeast Plaza Avenue, Suite 200 Bentonville, Arkansas	72712
(Address of principal executive offices)	(Zip Code)

(479) 464-9944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRMT	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2018 was $511,024,949 (6,822,763 shares), based on the closing price of the registrant’s common stock on October 31, 2018 of $74.90.

There were 6,695,221 shares of the registrant’s common stock outstanding as of June 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop and retain qualified general managers;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels; and
•	security breaches, cyber-attacks, or fraudulent activity.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2019, the Company operated 144 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 37 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has a director of collection services and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 25.0% in fiscal 2019 to a high of 28.7% in fiscal 2017 (average of 27.1%). See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships operate on a decentralized basis. Each dealership is ultimately responsible for buying and selling its own vehicles, making credit decisions and collecting the contracts it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth. The Company grows by increasing revenues at existing dealerships and opening new dealerships. The Company will continue to view organic growth as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its dealership count. The Company added five new dealerships during the year, ending fiscal 2019 with 144 locations. The Company intends to add new dealerships, subject to favorable operating performance and available general manager talent to run these dealerships. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $11,125 per unit in fiscal 2019. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 32.1 months), while requiring relatively low payments.

Operating in Smaller Communities. The majority of the Company’s dealerships are located in cities and towns with a population of 50,000 or less. The Company believes that by operating in smaller communities it develops strong personal relationships, resulting in better collection results. Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas.

Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and promote to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. The Company has recently focused, however, to a larger extent on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas such as Human Resources, Purchasing, Collections, Information Technology, Legal, Compliance and Portfolio Analysis. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success has been a benefit for recruiting outside talent, however, the low unemployment rate in recent months has created a competitive hiring environment, creating challenges for recruiting, and the Company currently expects this trend to continue in the near term.

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

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

Experienced and Motivated Management. The Company’s senior management team has significant experience in the industry and an average tenure of over 15 years. Several of Car-Mart’s dealership managers have been with the Company for more than 10 years. Each dealership manager is compensated, at least in part, based upon the dealership profitability. A significant portion of the compensation of senior management is incentive based and tied to operating profits.

Proven Business Practices. The Company’s operations are highly structured. While dealerships operate on a decentralized basis, the Company has established policies, procedures and business practices for virtually every aspect of a dealership’s operations. Detailed online operating manuals are available to assist the dealership manager and office, sales and collections personnel in performing their daily tasks. As a result, each dealership is operated in a uniform manner. Further, corporate office personnel monitor the dealerships’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

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

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2019, the Company’s debt to equity ratio (Revolving credit facilities and notes payable divided by Total equity on the Consolidated Balance Sheet) was 0.59 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities.

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

Operations

Operating Segment. Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance. The Company operates in the Integrated Auto Sales and Finance segment of the used car market. In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Each dealership is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics. As such, individual dealerships have been aggregated into one reportable segment.

Dealership Organization. Dealerships operate on a decentralized basis. Each dealership is responsible for buying and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates. Dealerships also maintain their own records and make daily deposits. Dealership-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a dealership may have as few as three or as many as twenty-five full-time associates employed at that location. Associate positions at a large dealership may include a general manager, assistant manager(s), office manager, office clerk(s), service manager, purchasing agent, collections personnel, sales personnel, inventory associates (detailers), and on-call drivers. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2019, 2018 and 2017:

	Years Ended April 30,
	2019	2018	2017
Dealerships at beginning of year	139	140	143
New dealerships opened	5	3	-
Dealerships closed	-	(4)	(3)

Dealerships at end of year	144	139	140

Below is a summary of dealership locations by state as of April 30, 2019, 2018 and 2017:

	As of April 30,
Dealerships by State	2019	2018	2017
Arkansas	36	35	36
Oklahoma	27	25	25
Missouri	18	18	19
Alabama	16	15	15
Texas	13	12	12
Kentucky	12	12	11
Georgia	9	9	9
Tennessee	6	6	6
Mississippi	5	5	5
Indiana	1	1	1
Iowa	1	1	1

Total	144	139	140

Dealerships are typically located in smaller communities. As of April 30, 2019, approximately 74% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing. The Company purchases vehicles primarily from wholesalers, new car dealers, individuals and auctions. The majority of vehicle purchasing is performed by the Company’s purchasing agents, although dealership managers are authorized to purchase vehicles as needed. A purchasing agent will purchase vehicles for one to three dealerships depending on the size of the dealerships. Purchasing agents report to the dealership manager, or managers, for whom they make purchases. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results.

Generally, the Company’s purchasing agents purchase vehicles between 5 and 12 years of age with 70,000 to 150,000 miles and pay between $4,000 and $12,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company typically does not purchase sports cars or luxury cars. The Company sells a significant number of trucks and sport utility vehicles. Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Dodge Charger, Chrysler Mini-Van, Ford Focus, Ford Taurus, Ford Fusion, Dodge Ram Pickup and the Ford F-150 Pickup. The Company’s purchasing agents inspect and test-drive almost every vehicle they purchase. Purchasing agents strive to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

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

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2019 typically include down payments ranging from 0% to 20% (average of 6.5%), terms ranging from 18 months to 48 months (average of 32.1 months), and a fixed annual interest rate of 15% or 16.5%, based on the Company’s contract interest rate as of the contract origination date (weighted average of 16.4%). The Company increased its interest rate on all originating contracts to 16.5% from 15% beginning in May 2016.

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

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. A majority of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the field operations officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company also has a director of collection services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training and has a team dedicated to helping ensure collection practices are being carried out efficiently and effectively and is responsible for minimizing collections staff turnover. The Company believes that the timely response to past due accounts is critical to its collections success.

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

New Dealership Openings. Senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities. New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company intends to add new dealerships, subject to favorable operating performance of existing dealerships and availability of qualified managers. Recently, the Company has opened new dealerships under experienced top performing general managers and may continue to do so in order to grow and leverage the talents of these experienced managers.

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

Corporate Office Oversight and Management. The corporate office, based in Bentonville, Arkansas, consists of regional vice presidents, area operations managers, regional inventory purchasing directors, a sales director, a field operations officer, a director of collection services, an SVP inventory operations, a director of audit and compliance and compliance auditors, a director of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office receives operating and financial information and reports on each dealership on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging and sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. Beginning in 2012, funding for the deep subprime automobile market increased significantly. Management attributed the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession. Management expects the availability of consumer credit within the automotive industry to continue to remain high when compared to historical trends.

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

Employees

As of April 30, 2019, the Company, including its consolidated subsidiaries, employed approximately 1,600 full time associates. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are positive.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2019:

Name	Age	Position with the Company

Jeffrey A. Williams	56	President, Chief Executive Officer and Director

Vickie D. Judy	53	Chief Financial Officer, Secretary

Jeffrey A. Williams has served as Chief Executive Officer of the Company since January 2018, President of the Company since March 2016, and as a director since 2011. Before becoming President in March 2016, Mr. Williams served as Chief Financial Officer, Secretary and Vice President Finance of the Company since October 2005. Mr. Williams is a Certified Public Accountant, inactive, and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

Vickie D. Judy has served as Chief Financial Officer of the Company since January 2018 and Secretary since May 2018. Before becoming Chief Financial Officer in January 2018, Ms. Judy served a Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. Since joining the Company in May 2010, Ms. Judy has also served as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Center, Inc., a home improvement products and building materials retailer, most recently as Vice President of Financial Reporting.

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

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb a portion of cost increases. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. The reduction in new car sales had a significant negative effect on the supply of vehicles at appropriate prices available to the Company in recent years. Any future decline in new car sales could further adversely affect the Company’s access to and costs of inventory.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the eleven states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 28% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

If the capital and credit markets experience disruptions and/or the availability of funds become restricted, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if negative global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2019, the Company leased approximately 83% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 18,000 square feet of leased space in Bentonville, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT. As of June 14, 2019, there were approximately 872 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2014 and ending on April 30, 2019.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2014.

* $100 invested on 4/30/2014 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

The dollar value at April 30, 2019 of $100 invested in the Company’s common stock on April 30, 2014 was $274.07, compared to $170.23 for the automobile index described above and $208.37 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2019 through February 28, 2019	16,310	$75.12	16,310	320,253
March 1, 2019 through March 31, 2019	15,162	$83.42	15,162	305,091
April 1, 2019 through April 30, 2019	-	-	-	305,091
Total	31,472	$79.12	31,472	305,091

(1) The above described stock repurchase program has no expiration date.

Item 6. Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended April 30,
	(In thousands, except per share amounts)
	2019	2018	2017	2016	2015

Revenues	$669,122	$612,201	$587,751	$567,906	$530,321

Net income attributable to common stockholders	$47,585	$36,469	$20,165	$11,556	$29,450
Diluted earnings per share from continuing operations	$6.73	$4.90	$2.49	$1.33	$3.25

	April 30,
	(In thousands)
	2019	2018	2017	2016	2015

Total assets	$492,542	$455,584	$424,258	$406,296	$400,361
Total debt	$152,918	$152,367	$117,944	$107,902	$102,685
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$260,510	$230,535	$233,008	$228,817	$229,132
Shares outstanding	6,699	6,849	7,608	8,074	8,529

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2019, the Company operated 144 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 13% per year over the last ten years (average 8%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 9.3% for the fiscal year ended April 30, 2019 compared to fiscal 2018 primarily due to a 4.9% increase in average retail sales price, a 4.1% increase in units sold and a 10.6% increase in interest income. The Company also opened five new dealerships in fiscal 2019.

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

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers. Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which can have a negative effect on collection percentages, liquidity and credit losses. Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives has been attracting excess capital into the sub-prime automobile market and increasing competition. In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and its “local” face to face offering in an effort to help customers succeed. The Company, over recent years, has focused on providing a good mix of vehicles in various price ranges to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts, especially when competition on the lending side is elevated.

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

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25.0% in fiscal 2019 to 28.7% in fiscal 2017 (average of 27.7%). Credit losses as a percentage of sales increased in recent years prior to 2018, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. Credit losses as a percentage of sales for fiscal 2018 and 2019 improved to 27.7% and 25.0%, respectively, as improvements in collection processes and higher recovery rates on repossessions have begun to offset the continuing competitive pressures.

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

In an effort to offset credit losses and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Field Operations Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a Director of Collection Services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. In fiscal 2015, gross margin was 42.3% as a percentage of sales. For fiscal 2016, gross margin decreased to 39.8% of sales primarily due to the high level of repossession activity, as both the volume of wholesale sales and the prices received from wholesale sales had a negative effect on overall gross margin, as did higher repair expenses. Gross margin for fiscal 2017 improved to 41.4% primarily as a result of lower repair expenses and a decrease in losses on wholesales, and remained relatively flat for fiscal 2018 and 2019 compared to 2017; however, the Company expects that its gross margin percentage will continue to remain under pressure over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2019	2018
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2019	2018	2017	2018	2017	2019	2018	2017
Operating Statement:
Revenues:
Sales	$586,508	$537,528	$520,149	9.1%	3.3%	100.0%	100.0%	100.0%
Interest and other income	82,614	74,673	67,602	10.6	10.5	14.1	13.9	13.0
Total	669,122	612,201	587,751	9.3	4.2	114.1	113.9	113.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	343,898	315,273	304,927	9.1%	3.4%	58.6	58.7	58.6
Selling, general and administrative	107,249	99,023	91,940	8.3	7.7	18.3	18.4	17.7
Provision for credit losses	146,363	149,059	149,097	(1.8)	(0.0)	25.0	27.7	28.7
Interest expense	7,883	5,599	4,069	40.8	37.6	1.3	1.0	0.8
Depreciation and amortization	3,969	4,250	4,272	(6.6)	(0.5)	0.7	0.8	0.8
Loss (gain) on disposal of property and equipment	(91)	91	1,204	(200.0)	(92.4)	-	-	0.2
Total	609,271	573,295	555,509	6.3	3.2	103.9	106.6	106.8

Income before income taxes	$59,851	$38,906	$32,242			10.2%	7.2%	6.2%

Operating Data (Unaudited):
Retail units sold	50,257	48,271	47,116	4.1%	2.5%
Average dealerships in operation	142	140	142	1.4	(1.4)
Average units sold per dealership	354	345	332	2.6	3.9
Average retail sales price	$11,125	$10,604	$10,540	4.9	0.6

Same store revenue growth	8.4%	5.2%	3.5%
Receivables average yield	15.6%	15.2%	14.5%

2019 Compared to 2018

Total revenues increased $56.9 million, or 9.3%, in fiscal 2019, as compared to revenue growth of 4.2% in fiscal 2018, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($50.7 million), and (ii) revenue growth from stores opened during or after the year ended April 30, 2018 ($11.9 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2018 ($5.7 million). The increase in revenue for fiscal 2019 is attributable to (i) a 4.9% increase in average retail sales price, (ii) a 4.1% increase in retail units sold and (iii) a 10.6% increase in interest and other income.

Cost of sales, as a percentage of sales, remained relatively consistent at 58.6% in fiscal 2019 compared to 58.7% in fiscal 2018. The average retail sales price for fiscal 2019 was $11,125, a $521 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows as a percentage because the Company must offer affordable prices to our customers. In fiscal 2019, the slight improvement in the margin in spite of increasing purchase costs was due to improvements in inventory management and lower repair costs. Demand for the vehicles we purchase for resale has remained high relative to supply largely due to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the recession, although more robust new car sales in recent years have begun to bolster the supply of used vehicles.

Selling, general and administrative expenses, as a percentage of sales remained relatively consistent at 18.3% in fiscal 2019, compared to 18.4% for fiscal 2018. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $8.2 million from fiscal 2018. The increase is primarily focused on investments in our associates, especially general manager recruitment, training and collections support along with improvements in digital marketing, all in an effort to provide superior customer service.

Provision for credit losses as a percentage of sales decreased to 25.0% for fiscal 2019 compared to 27.7% for fiscal 2018. Net charge-offs as a percentage of average finance receivables decreased to 25.7% for fiscal 2019 compared to 28.8% for the prior year. The decrease in net charge-offs for fiscal 2019 primarily resulted from a lower frequency of losses combined with a lower severity of losses, primarily due to improvements in collections processes and higher recovery rates on repossessions. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area and the somewhat improved macro-economic environment have begun to mitigate the competitive pressures and positively impacted credit loss results for fiscal 2019.

Interest expense for fiscal 2019 as a percentage of sales increased slightly to 1.3% compared to 1.0% for fiscal 2018, due to higher average borrowings during the fiscal year 2019 ($161.0 million compared to $136.7 million in the prior year) and increased interest rates.

2018 Compared to 2017

Total revenues increased $24.5 million, or 4.2%, in fiscal 2018, as compared to revenue growth of 3.5% in fiscal 2017, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($30.1 million) and (ii) revenue from stores opened in fiscal 2018 ($4.5 million), partially offset by (iii) revenue decrease from dealerships closed after the year ended April 30, 2017 ($10.1 million). The increase in revenue for fiscal 2018 is attributable to (i) a 0.6% increase in average retail sales price, (ii) a 2.5% increase in retail units sold and (iii) a 10.5% increase in interest and other income.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2019, 2018 and 2017 (in thousands):

	April 30,
	2019	2018	2017
Assets:
Finance receivables, net	$415,486	$383,617	$357,161
Inventory	37,483	33,610	30,129
Property and equipment, net	28,537	28,594	30,139

Liabilities:
Accounts payable and accrued liabilities	32,496	29,569	25,020
Deferred revenue	31,959	30,155	28,083
Income taxes payable (receivable), net	(1,947)	(1,450)	885
Deferred income tax liabilities, net	14,259	12,558	18,918
Debt facilities	152,918	152,367	117,944

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2019, growth in finance receivables of 8.5% was exceeded by revenue growth of 9.3%, as the Company was able to maintain consistent term lengths and improved collections. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts in recent prior years, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2019 was 32.1 months, compared to 32.5 months for April 30, 2018.

	Years Ended April 30,
	2019	2018	2017

Growth in finance receivables, net of deferred revenue	8.5%	7.4%	7.0%
Revenue growth	9.3%	4.2%	3.5%

At fiscal year-end 2019, inventory increased 11.5% ($3.9 million), compared to fiscal year-end 2018. This increase resulted from a $1.0 million increase due to new dealership openings, as well as increased purchase costs. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, decreased by approximately $57,000 as of April 30, 2019 as compared to fiscal 2018. The decrease is attributable to approximately $4.0 million in depreciation expense, substantially offset by property and equipment additions of approximately $4.0 million.

Accounts payable and accrued liabilities increased approximately $2.9 million at April 30, 2019 as compared to April 30, 2018 due primarily to increased payables related to increased inventory levels and a change in the cash overdraft.

Income taxes receivable, net, increased approximately $497,000 at April 30, 2019 compared to April 30, 2018 primarily due to the timing of income tax payments and refunds.

Deferred revenue increased $1.8 million at April 30, 2019 over April 30, 2018, primarily resulting from the increase in sales of the payment protection plan and service contract products.

Deferred income tax liabilities, net, increased approximately $1.7 million at April 30, 2019 as compared to April 30, 2018 due primarily to the increase in accounts receivable.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2019, the Company had a $551,000 net increase in total debt used to contribute to the funding of finance receivables growth of $31.9 million, $3.9 million increase in inventory, net capital expenditures of $4.0 million and common stock repurchases of $26.6 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2019	2018	2017
Operating activities:
Net income	$47,625	$36,509	$20,205
Provision for credit losses	146,363	149,059	149,097
Losses on claims for payment protection plan	17,020	16,748	15,627
Depreciation and amortization	3,969	4,250	4,272
Amortization of debt issuance costs	251	260	252
Stock based compensation	3,703	1,603	1,293
Deferred income taxes	1,701	(6,360)	638
Finance receivable originations	(540,505)	(494,641)	(479,099)
Finance receivable collections	293,739	260,104	249,264
Accrued interest on finance receivables	(159)	(91)	(382)
Inventory	47,641	38,793	42,493
Accounts payable and accrued liabilities	2,226	4,712	676
Deferred payment protection plan revenue	1,544	1,351	1,167
Deferred service contract revenue	259	721	(423)
Income taxes, net	(497)	(2,335)	2,963
Other	22	(689)	(709)
Total	24,902	9,994	7,334

Investing activities:
Purchase of property and equipment	(4,029)	(2,258)	(1,587)
Proceeds from sale of property and equipment	142	554	932
Total	(3,887)	(1,704)	(655)

Financing activities:
Debt facilities, net	300	33,046	9,790
Change in cash overdrafts	768	(163)	669
Purchase of common stock	(26,577)	(42,301)	(20,486)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	5,264	1,756	3,220
Total	(20,285)	(7,702)	(6,847)

Increase (decrease) in cash	$730	$588	$(168)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest rates on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from income from operations. Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures and common stock repurchases. To the extent finance receivables growth, common stock repurchases and capital expenditures exceed income from operations the Company generally increases its borrowings under its revolving credit facilities. The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2019 compared to fiscal 2018 increased primarily as a result of (i) net income, (ii) an increase in deferred taxes (iii) an increase in finance receivable collections and (iv) an increase in stock based compensation, offset by (v) an increase in finance receivable originations and (vi) accounts payable and accrued liabilities increasing at a lower rate than the prior year. Finance receivables, net, increased by $31.9 million during fiscal 2019.

Cash flows from operations in fiscal 2018 compared to fiscal 2017 increased primarily as a result of net income offset by a decrease in deferred income taxes and income taxes payable, net. Finance receivables, net, increased by $26.5 million during fiscal 2018.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it generally becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.

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

The Company believes that the amount of credit available for the sub-prime auto industry has increased in recent years, and management expects the availability of consumer credit within the automotive industry to be higher over the near term when compared to historical levels. This is expected to contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods.

Macro-economic factors can have an effect on credit losses and resulting liquidity. General inflation, particularly within staple items such as groceries, as well as overall unemployment levels can have a significant effect on collection results and ultimately credit losses. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of continued competitive pressures by improving deal structures, assisted by the somewhat improved macro-economic environment. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2019, the Company leased approximately 83% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2019, the Company had approximately $1.8 million of cash on hand and $53 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2021 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $6.6 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2019, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Revolving lines of credit	$152,440	-	152,440	-	-
Notes payable	194	105	89	-	-
Capital lease	839	394	445	-	-
Operating leases	48,073	6,681	12,382	11,394	17,616
Interest on debt facilities	18,687	7,216	11,477	-	-
Total	$220,239	14,396	176,833	11,394	17,616

The previous table includes estimated interest payments on the Company’s revolving lines of credit. We have assumed $152 million remains outstanding under our revolving lines of credit until the maturity date of December 3, 2021, using the interest rate in effect on April 30, 2019, which was approximately 4.73%. The estimated interest payments on notes payable have been calculated based on the amortization of the notes in accordance with the respective agreements. The $48.1 million of operating lease commitments includes $1.5 million of non-cancelable lease commitments under the lease terms, and $46.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 83% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $6.7 million for the year ended April 30, 2019 and $6.2 million for the years ended April 30, 2018 and 2017.

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2019.

Other than its operating leases and the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 274 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2019.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. At April 30, 2019, the weighted average total contract term was 32.1 months with 23.1 months remaining. The reserve amount in the allowance for credit losses at April 30, 2019, $127.8 million, was 25.0% of the principal balance in finance receivables of $543.3 million, less unearned payment protection plan revenue of $21.4 million and unearned service contract revenue of $10.6 million.

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $5.1 million.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method for all contracts. Adoption of this standard did not result in an adjustment to our revenue recognition. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company will adopt this ASU and related amendments as of the beginning of the first quarter of the year ending April 30, 2020 and will be electing certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of this ASU and related amendments will result in total assets and liabilities increasing approximately $35 million to $40 million. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows will not be materially impacted.

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $152.4 million outstanding at April 30, 2019. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.5 million and a corresponding decrease in net income before income tax.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2019 and 2018

Consolidated Statements of Operations for the years ended April 30, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended April 30, 2019, 2018 and 2017

Consolidated Statement of Equity for the years ended April 30, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 21, 2019 expressed an unqualified opinion.

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

Tulsa, Oklahoma

June 21, 2019

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2019	April 30, 2018
Assets:
Cash and cash equivalents	$1,752	$1,022
Accrued interest on finance receivables	2,348	2,189
Finance receivables, net	415,486	383,617
Inventory	37,483	33,610
Prepaid expenses and other assets	4,634	4,747
Income taxes receivable, net	1,947	1,450
Goodwill	355	355
Property and equipment, net	28,537	28,594

Total Assets	$492,542	$455,584

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,659	$13,609
Deferred payment protection plan revenue	21,367	19,823
Deferred service contract revenue	10,592	10,332
Accrued liabilities	18,837	15,960
Deferred income tax liabilities, net	14,259	12,558
Debt facilities	152,918	152,367
Total liabilities	231,632	224,649

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,376,030 and 13,147,143 issued at April 30, 2019 and April 30, 2018, respectively, of which 6,699,421 and 6,849,161 were outstanding at April 30, 2019 and April 30, 2018, respectively	134	131
Additional paid-in capital	81,605	72,641
Retained earnings	409,573	361,988
Less: Treasury stock, at cost, 6,676,609 and 6,297,982 shares at April 30, 2019 and April 30, 2018, respectively	(230,902)	(204,325)
Total stockholders' equity	260,410	230,435
Non-controlling interest	100	100
Total equity	260,510	230,535

Total Liabilities, mezzanine equity and equity	$492,542	$455,584

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2019	2018	2017
Revenues:
Sales	$586,508	$537,528	$520,149
Interest and other income	82,614	74,673	67,602

Total revenues	669,122	612,201	587,751

Costs and expenses:
Cost of sales, excluding depreciation	343,898	315,273	304,927
Selling, general and administrative	107,249	99,023	91,940
Provision for credit losses	146,363	149,059	149,097
Interest expense	7,883	5,599	4,069
Depreciation and amortization	3,969	4,250	4,272
Loss (gain) on disposal of property and equipment	(91)	91	1,204
Total costs and expenses	609,271	573,295	555,509

Income before income taxes	59,851	38,906	32,242

Provision for income taxes	12,226	2,397	12,037

Net income	$47,625	$36,509	$20,205

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$47,585	$36,469	$20,165

Earnings per share:
Basic	$6.99	$5.04	$2.57
Diluted	$6.73	$4.90	$2.49

Weighted average number of shares outstanding:
Basic	6,810,879	7,232,014	7,854,238
Diluted	7,071,768	7,441,358	8,110,777

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2019	2018	2017
Net income	$47,625	$36,509	$20,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	146,363	149,059	149,097
Losses on claims for payment protection plan	17,020	16,748	15,627
Depreciation and amortization	3,969	4,250	4,272
Amortization of debt issuance costs	251	260	252
Loss (gain) on disposal of property and equipment	(91)	91	1,204
Stock-based compensation	3,703	1,603	1,293
Deferred income taxes	1,701	(6,360)	638
Excess tax benefit from stock based compensation	-	-	(1,183)
Change in operating assets and liabilities:
Finance receivable originations	(540,505)	(494,641)	(479,099)
Finance receivable collections	293,739	260,104	249,264
Accrued interest on finance receivables	(159)	(91)	(382)
Inventory	47,641	38,793	42,493
Prepaid expenses and other assets	113	(780)	(730)
Accounts payable and accrued liabilities	2,226	4,712	676
Deferred payment protection plan revenue	1,544	1,351	1,167
Deferred service contract revenue	259	721	(423)
Income taxes, net	(497)	(2,335)	2,963
Net cash provided by operating activities	24,902	9,994	7,334

Investing Activities:
Purchases of property and equipment	(4,029)	(2,258)	(1,587)
Proceeds from sale of property and equipment	142	554	932
Net cash used in investing activities	(3,887)	(1,704)	(655)

Financing Activities:
Exercise of stock options	5,117	1,641	1,895
Excess tax benefits from stock based compensation	-	-	1,183
Issuance of common stock	147	115	142
Purchase of common stock	(26,577)	(42,301)	(20,486)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(371)	(103)	(449)
Change in cash overdrafts	768	(163)	669
Principal payments on notes payable	(389)	(107)	(104)
Proceeds from revolving credit facilities	450,554	433,818	387,050
Payments on revolving credit facilities	(449,494)	(400,562)	(376,707)
Net cash used in financing activities	(20,285)	(7,702)	(6,847)

Increase (decrease) in cash and cash equivalents	730	588	(168)
Cash and cash equivalents, beginning of period	1,022	434	602

Cash and cash equivalents, end of period	$1,752	$1,022	$434

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2019, 2018 and 2017

	Common Stock		Additional Paid-In	Retained	Treasury	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity
Balance at April 30, 2016	12,726,560	$127	$64,771	$305,354	$(141,535)	$100	$228,817

Issuance of common stock	4,750	-	142	-	-	-	142
Stock options exercised	196,103	2	1,895	-	-	-	1,897
Purchase of 666,202 treasury shares	-	-	-	-	(20,489)	-	(20,489)
Tax benefit of stock based compensation	-	-	1,183	-	-	-	1,183
Stock based compensation	-	-	1,293	-	-	-	1,293
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,205	-	-	20,205

Balance at April 30, 2017	12,927,413	$129	$69,284	$325,519	$(162,024)	$100	$233,008

Issuance of common stock	3,096	-	115	-	-	-	115
Stock options exercised	216,634	2	1,639	-	-	-	1,641
Purchase of 979,040 treasury shares	-	-	-	-	(42,301)	-	(42,301)
Stock based compensation	-	-	1,603	-	-	-	1,603
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	36,509	-	-	36,509

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,988	$(204,325)	$100	$230,535

Issuance of common stock	2,267	-	147	-	-	-	147
Stock options exercised	226,620	3	5,114	-	-	-	5,117
Purchase of 378,627 treasury shares	-	-	-	-	(26,577)	-	(26,577)
Stock based compensation	-	-	3,703	-	-	-	3,703
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	47,625	-	-	47,625

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2019, the Company operated 144 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28% of revenues resulting from sales to Arkansas customers.

As of April 30, 2019, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The Company’s revolving credit facilities mature in December 2021. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.3 million at April 30, 2019 and $2.2 million at April 30, 2018), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2019, 2.9% of the Company’s finance receivables balances were 30 days or more past due compared to 3.5% at April 30, 2018.

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

A point estimate is produced by this analysis which is then supplemented by a review of static pools coupled with any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues.

An increase to the allowance for credit losses to 25% was made in the second quarter of fiscal 2016 which resulted in a $4.8 million charge to the provision for credit losses based on the analysis discussed above and the increased level of charge-offs with the expectation that charge-offs related to a significant extent to increased competition on the lending side will remain elevated. The allowance remained at 25% at April 30, 2019.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2019 or 2018.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2019 or fiscal 2018.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2016.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2019 and 2018, respectively.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and a payment protection plan product, as well as interest income and late fees earned on finance receivables. Revenues are net of taxes collected from customers and remitted to government agencies. Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services and repairs.

The Company’s performance obligations are clearly identifiable, and the transaction price is explicitly stated on the customers’ contracts. The Company collects payment in accordance with the terms of the customers’ accounts, ranging between 18 to 48 months. Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2019, 2018 and 2017:

	Years Ended April 30,
(In thousands)	2019	2018	2017

Sales – used autos	$506,184	$462,956	$448,183
Wholesales – third party	27,376	25,638	23,554
Service contract sales	30,243	28,482	28,668
Payment protection plan revenue	22,705	20,452	19,744

Total	$586,508	$537,528	$520,149

At April 30, 2019 and 2018, finance receivables more than 90 days past due were approximately $1.2 million and $1.6 million, respectively. Late fee revenues totaled approximately $1.9 million, $1.9 million and $2.0 million for the fiscal years ended 2019, 2018 and 2017, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations. The amount of revenue recognized for the year ended April 30, 2019 that was included in the April 30, 2018 deferred service contract revenue was $9.1 million.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television, print media and digital marketing costs. Advertising costs amounted to $3.1 million, $3.8 million and $4.0 million for the years ended April 30, 2019, 2018 and 2017, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 4% of each employee’s compensation. The Company contributed approximately $523,000, $465,000, and $437,000 to the plans for the years ended April 30, 2019, 2018 and 2017, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2019, 2018 and 2017 were not material individually or in the aggregate. A total of 200,000 shares were registered and 142,523 remain available for issuance under this plan at April 30, 2019.

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

Treasury Stock

The Company purchased 378,627, 979,040, and 666,202 shares of its common stock to be held as treasury stock for a total cost of $26.6 million, $42.3 million and $20.5 million during the years ended April 30, 2019, 2018 and 2017, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance. The new guidance in ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to provide entities with an additional year to implement ASU 2014-09. As a result, the guidance in ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those years, using one of two retrospective application methods. The Company adopted this standard for its fiscal year beginning May 1, 2018 and applied the modified retrospective transition method for all contracts. Adoption of this standard did not result in an adjustment to our revenue recognition. The Company’s evaluation process included, but was not limited to, identifying contracts within the scope of the guidance and reviewing and documenting its accounting for these contracts. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are clearly identifiable, and management’s evaluation of the standard did not result in significant changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition upon adoption of the new standard. The Company’s primary business processes are consistent with the principles contained in the ASU, and the Company’s evaluation of the standard did not result in significant changes to those processes or its internal controls or systems.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15 — Statement of Cash Flows (Topic 230). ASU 2016-15 aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance became effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The Company adopted this standard for its fiscal year beginning May 1, 2018, and it did not have a material effect on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company will adopt this ASU and related amendments as of the beginning of the first quarter of the year ending April 30, 2020 and will be electing certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of this ASU and related amendments will result in total assets and liabilities increasing approximately $35 million to $40 million. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows will not be materially impacted.

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

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate in effect at the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2019 and 2018 are as follows:

(In thousands)	April 30, 2019	April 30, 2018

Gross contract amount	$631,681	$584,682
Less unearned finance charges	(88,353)	(83,244)
Principal balance	543,328	501,438
Less allowance for credit losses	(127,842)	(117,821)

Finance receivables, net	$415,486	$383,617

Changes in the finance receivables, net for the years ended April 30, 2019, 2018 and 2017 are as follows:

	Years Ended April 30,
(In thousands)	2019	2018	2017

Balance at beginning of period	$383,617	$357,161	$334,793
Finance receivable originations	540,505	494,641	479,099
Finance receivable collections	(293,739)	(260,104)	(249,264)
Provision for credit losses	(146,363)	(149,059)	(149,097)
Losses on claims for payment protection plan	(17,020)	(16,748)	(15,627)
Inventory acquired in repossession and payment protection plan claims	(51,514)	(42,274)	(42,743)

Balance at end of period	$415,486	$383,617	$357,161

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2019, 2018 and 2017 are as follows:

	Years Ended April 30,
(In thousands)	2019	2018	2017

Balance at beginning of period	$117,821	$109,693	$102,485
Provision for credit losses	146,363	149,059	149,097
Charge-offs, net of recovered collateral	(136,342)	(140,931)	(141,889)

Balance at end of period	$127,842	$117,821	$109,693

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables was 25.7% for fiscal 2019 as compared to 28.8% for fiscal 2018. The decrease in net charge-offs for fiscal 2019 primarily resulted from a lower frequency of losses combined with a lower severity of losses, primarily due to improvements in the collections processes and higher recovery rates on repossessions.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 55.3% for the year ended April 30, 2019 compared to 53.1% for the year ended April 30, 2018. Delinquencies greater than 30 days decreased to 2.9% for April 30, 2019 compared to 3.5% at April 30, 2018.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2019		April 30, 2018

	Principal Balance	Percent of Portfolio	Principal Balance	Percent of Portfolio
Current	$435,603	80.17%	$424,511	84.67%
3 - 29 days past due	91,747	16.89%	59,544	11.87%
30 - 60 days past due	11,362	2.09%	12,448	2.48%
61 - 90 days past due	3,429	0.63%	3,331	0.66%
> 90 days past due	1,187	0.22%	1,604	0.32%
Total	$543,328	100.00%	$501,438	100.00%

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

The decrease in the percentage of accounts receivable current from the year ended April 30, 2018 to April 30, 2019 was primarily due to last day of fiscal 2019 falling on a Tuesday versus a Monday in fiscal 2018. This results in more customers in the 3-29 days past due as a high percentage of customers typically make payments on Friday and Saturday. Although the percentage of current accounts receivable decreased year-over-year due to this timing, the delinquencies greater than 30 days decreased to 2.9% at April 30, 2019 compared to 3.5% at April 30, 2018.

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

	Twelve Months Ended April 30,
	2019	2018
Principal collected as a percent of average finance receivables	55.3%	53.1%
Average down-payment percentage	6.5%	6.4%

	April 30, 2019	April 30, 2018
Average originating contract term (in months)	29.5	29.7
Portfolio weighted average contract term, including modifications (in months)	32.1	32.5

The increase in collections as a percentage of average finance receivables was primarily due to the shorter contract terms, a lower percentage of delinquent account and improvements in contract modifications.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2019	April 30, 2018

Land	$7,413	$6,402
Buildings and improvements	11,815	11,569
Furniture, fixtures and equipment	13,307	12,874
Leasehold improvements	26,064	24,567
Construction in progress	1,523	1,259
Accumulated depreciation and amortization	(31,585)	(28,077)

Property and equipment, net	$28,537	$28,594

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2019	April 30, 2018

Employee compensation	$6,321	$6,539
Cash overdrafts (see Note B)	1,274	506
Deferred sales tax (see Note B)	3,571	3,270
Reserve for PPP claims	2,433	2,101
Other	5,238	3,544

Accrued liabilities	$18,837	$15,960

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	2019	2018

Revolving lines of credit	$152,440	$151,380
Notes payable	194	305
Capital lease	839	1,117
Debt issuance costs	(555)	(435)

Debt facilities	$152,918	$152,367

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

On December 3, 2018, the Company entered into Amendment No. 2 to the agreement. Amendment No. 2 to the Agreement extends the term of the Company’s revolving credit facilities to December 3, 2021 and increases the total permitted borrowings from $200 million to $215 million, including an increase in the Colonial revolving line of credit from $190 million to $205 million. The ACM-TCM revolving line of credit commitment remains the same at $10 million. The Amendment also reduced the current applicable interest rate by 0.10% to the lowest applicable pricing tier at LIBOR plus 2.25% until May 31, 2019. After May 31, 2019, the applicable interest rate is again subject to adjustment in accordance with the four pricing tiers set forth in the Amendment based on the Company’s consolidated leverage ratio for the preceding fiscal quarter.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the Credit Facilities is generally LIBOR plus 2.35%, or 4.73% at April 30, 2019 and 4.25% at April 30, 2018. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at April 30, 2019. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2019, the Company had additional availability of approximately $53 million under the revolving credit facilities.

The Company recognized $251,000, $260,000 and $252,000 of amortization for the twelve months ended April 30, 2019, 2018 and 2017, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the years ended April 30, 2019 and April 30, 2018, the Company incurred approximately $371,000 and $103,000, respectively, in debt issuance costs related to amendments of the Second Amended and Restated Loan and Security Agreement. Debt issuance costs of approximately $556,000 and $435,000 as of April 30, 2019 and 2018, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $194,000 as of April 30, 2019.

On March 29, 2018, the Company entered into a lease classified as a capital lease. The present value of the minimum lease payments is approximately $839,000, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of April 30, 2019, there is approximately $177,000 in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2019 and 2018:

	April 30, 2019		April 30, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$1,752	$1,752	$1,022	$1,022
Finance receivables, net	415,486	334,147	383,617	308,384
Accounts payable	13,659	13,659	13,609	13,609
Debt facilities	152,918	152,918	152,367	152,367

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in January 2019 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2019, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2019	2018	2017
Provision for income taxes
Current	$10,525	$8,757	$11,399
Deferred	1,701	(6,360)	638
Total	$12,226	$2,397	$12,037

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2019	2018	2017
Tax provision at statutory rate	$12,569	$11,827	$11,285
State taxes, net of federal benefit	1,796	1,077	868
Tax benefit from option exercises	(1,961)	(1,721)	-
Deferred tax adjustment related to Tax Act	-	(8,083)	-
Other, net	(178)	(703)	(116)
Total	$12,226	$2,397	$12,037

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2019	2018
Deferred income tax liabilities related to:
Finance receivables	$19,254	$17,764
Goodwill	76	61
Total	19,330	17,825
Deferred income tax assets related to:
Accrued liabilities	1,638	1,894
Inventory	127	120
Share based compensation	2,186	2,144
Property and equipment	76	82
State net operating loss	29	69
Deferred revenue	1,015	958
Total	5,071	5,267
Deferred income tax liabilities, net	$14,259	$12,558

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2019	2018	2017

Weighted average shares outstanding-basic	6,810,879	7,232,014	7,854,238
Dilutive options and restricted stock	260,889	209,344	256,539

Weighted average shares outstanding-diluted	7,071,768	7,441,358	8,110,777

Antidilutive securities not included:
Options	60,000	229,000	359,250

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $3.7 million ($2.8 million after tax effects), $1.6 million ($1.1 million after tax effects) and $1.3 million ($811,000 after tax effects) for the years ended April 30, 2019, 2018 and 2017, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Options

The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Stock Option Plan, which increased the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2019 through 2028.

Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 8, 2028
Shares available for grant at April 30, 2019	298,500

The aggregate intrinsic value of outstanding options at April 30, 2019 and 2018 was $29.9 million and $10.4 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2019	April 30, 2018	April 30, 2017
Expected terms (years)	5.5	5.5	5.5
Risk-free interest rate	2.79%	1.81%	1.47%
Volatility	36%	36%	36%
Dividend yield	-	-	-

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

There were 145,000 options granted during fiscal 2019. The grant-date fair value of all options granted during fiscal 2019, 2018 and 2017 was $3.0 million, $336,000 and $461,000, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2016 to April 30, 2019:

	Number of Options	Exercise Price per Share			Proceeds on Exercise	Weighted Average Exercise Price per Share
					(in thousands)
Outstanding at April 30, 2016	1,278,250				$39,081	$30.57
Granted	45,000	$26.42	to	$34.09	1,301	28.90
Exercised	(264,500)	$11.90	to	$28.13	(4,739)	17.92
Cancelled	(30,250)	$41.86	to	$53.02	(1,559)	51.55
Outstanding at April 30, 2017	1,028,500				$34,084	$33.51
Granted	25,000		$37.30		933	37.30
Exercised	(323,000)	$11.90	to	$37.94	(6,692)	20.72
Expired	(15,000)	$44.52	to	$51.81	(710)	47.26
Cancelled	(20,000)	$41.86	to	$53.02	(932)	46.61
Outstanding at April 30, 2018	695,500				$26,683	$30.50
Granted	145,000	$53.30	to	$54.85	7,915	54.58
Exercised	(275,000)	$18.86	to	$53.30	(8,511)	30.95
Outstanding at April 30, 2019	565,500				$26,087	$46.13

Stock option compensation expense on a pre-tax basis was $2.7 million ($2.0 million after tax effects), $1.2 million ($773,000 after tax effects) and $1.2 million ($728,000 after tax effects) for the years ended April 30, 2019, 2018 and 2017, respectively. As of April 30, 2019, the Company had approximately $3.0 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted-average remaining vesting period of 1.9 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2019	2018	2017

Options Exercised	275,000	323,000	264,500
Cash Received from Options Exercised	$5,663	$2,832	$2,609
Intrinsic Value of Options Exercised	$10,817	$8,381	$6,439

During the year ended April 30, 2019, there were 108,750 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 48,380 shares to satisfy the exercise price and applicable withholding taxes to acquire 60,370 shares.

As of April 30, 2019, there were 137,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.5 million and a weighted average remaining contractual life of 3.5 years and a weighted average exercise price of $36.78.

As of April 30, 2019, there were 61,000 performance-based stock options outstanding that were previously not expected to vest. Based on expectations as of April 30, 2019, the Company now expects these options to vest in April of 2020. The Company has therefore recognized $823,000 in stock compensation in the fourth quarter of fiscal 2019 in order to recognize the compensation expense that was previously not being expensed.

Stock Incentive Plan

On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”), which extended the term of the Stock Incentive Plan to June 10, 2025. On August 29, 2018, the shareholders of the Company approved an amendment to the Company’s Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Stock Incentive Plan from 350,000 to 450,000. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2016	9,500	$52.10
Shares granted	10,000	39.14
Shares vested	-	-
Shares cancelled	(2,500)	49.51
Unvested shares at April 30, 2017	17,000	$44.86
Shares granted	166,500	45.86
Shares vested	-	-
Shares cancelled	(4,500)	38.28
Unvested shares at April 30, 2018	179,000	$45.96
Shares granted	3,000	53.30
Shares vested	-	-
Shares cancelled	(1,500)	36.38

Unvested shares at April 30, 2019	180,500	$46.16

The fair value at vesting for awards under the stock incentive plan was $8.3 million, $8.2 million and $763,000 in fiscal 2019, 2018 and 2017, respectively.

During the fiscal year 2019, 3,000 restricted shares were granted with a fair value of $53.30 per share. During the fiscal year 2018, 132,000 restricted shares were granted with a fair value of $48.70 per share and 34,500 shares were granted with a fair value of $35.00 per share. During the fiscal year 2017, 10,000 restricted shares were granted with a fair value of $39.14 per share. A total of 105,527 shares remain available for award at April 30, 2019.

The Company recorded compensation cost of $1.0 million ($760,000 after tax effects), $430,000 ($288,000 after tax effects) and $107,000 ($67,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2019, 2018 and 2017, respectively. As of April 30, 2019, the Company had $6.7 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 7.2 years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2019.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2019, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending April 30,	Amount (In thousands)

2020	$6,681
2021	6,323
2022	6,059
2023	5,991
2024	5,403
Thereafter	17,616

Total	$48,073

The $48.1 million of operating lease commitments includes $1.5 million of non-cancelable lease commitments under the lease terms, and $46.6 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The lease commitments also include $13.2 million of lease commitments associated with entities owned or controlled by a preferred shareholder of the Company’s subsidiary. For the years ended April 30, 2019, 2018 and 2017, rent expense for all operating leases amounted to approximately $6.7 million, $6.2 million and $6.2 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2019, 2018 and 2017 are as follows:

	Years Ended April 30,
(in thousands)	2019	2018	2017
Supplemental disclosures:
Interest paid	$7,259	$5,599	$4,069
Income taxes paid, net	11,022	11,092	8,435

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	51,514	42,274	42,743
Purchase of property and equipment using the issuance of debt	-	1,151	-
Loss accrued on disposal of property and equipment	29	-	797
Net settlement option exercises	2,848	3,859	2,130

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2019 and 2018 is as follows (in thousands, except per share information):

	Year Ended April 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$164,015	$167,171	$161,054	$176,882	$669,122
Gross profit	59,933	61,045	58,063	63,569	242,610
Net income	10,884	11,281	10,895	14,565	47,625
Net income attributable to common stockholders	10,874	11,271	10,885	14,555	47,585
Earnings per share:
Basic	1.57	1.64	1.61	2.17	6.99
Diluted	1.53	1.58	1.55	2.07	6.73

	Year Ended April 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$146,418	$149,118	$147,214	$169,451	$612,201
Gross profit	53,068	54,804	53,215	61,168	222,255
Net income	6,992	5,969	13,379	10,169	36,509
Net income attributable to common stockholders	6,982	5,959	13,369	10,159	36,469
Earnings per share:
Basic	0.92	0.82	1.88	1.47	5.04
Diluted	0.90	0.79	1.82	1.43	4.90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2019.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2019. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2019, and our report dated June 21, 2019 expressed an unqualified opinion on those financial statements.

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

June 21, 2019

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2019 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The Company’s equity compensation plans consist of the Amended and Restated Stock Incentive Plan, the Amended and Restated Stock Option Plan and the 2006 Employee Stock Purchase Plan. These plans have been approved by the stockholders.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	565,500	$46.13	546,550

Equity compensation plans not approved by the stockholders	-	-	-

(1)	Includes 105,527 share available for issuance under the Amended and Restated Stock Incentive Plan, 298,500 shares under the Amended and Restated Stock Option Plan and 142,523 shares under the 2006 Employee Stock Purchase Plan.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1.       Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2019 and 2018

Consolidated Statements of Operations for the years ended April 30, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended April 30, 2019, 2018 and 2017

Consolidated Statements of Equity for the years ended April 30, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a)2.       Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)3.       Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company dated February 18, 2014. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.1	Specimen stock certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 (File No. 000-14939))(filed in paper format).

4.2	Description of Securities

Exhibit Number	Description of Exhibit

4.3	Second Amended and Restated Loan and Security Agreement dated December 12, 2016, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.4	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated October 25, 2017, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017).

4.5	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement dated December 3, 2018, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with Bank of America N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.6	Colonial Third Amended and Restated Revolver Note dated September 20, 2012, by Colonial Auto Finance, Inc. in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

4.7	Colonial Revolver Note dated December 12, 2016 by Colonial Auto Finance, Inc. in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.8	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.9	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.10	Colonial Revolver Note dated December 3, 2018 by Colonial Auto Finance, Inc. in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.11	ACM-TCM Amended and Restated Revolver Note dated March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Bank of America, N.A., as Lender (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

Exhibit Number	Description of Exhibit

4.12	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of BOKF, NA d/b/a Bank of Arkansas, as Lender (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.13	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Commerce Bank, as Lender (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.14	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of First Tennessee Bank, as Lender (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.15	ACM-TCM Revolver Note dated December 12, 2016 by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., as Borrowers, in favor of Arvest Bank, as Lender (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2016).

4.16	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car-Mart, Inc., a Texas corporation, as Guarantor, in favor of Bank of America, N.A. as Agent for the Lenders (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.17	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Guarantors, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.18	Amended and Restated Continuing Guaranty dated as of March 9, 2012, by Colonial Auto Finance, Inc., as Guarantor, in favor of Bank of America, N.A., as Agent for the Lenders (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.19	Amended and Restated Security Agreement dated as of March 9, 2012, between America’s Car-Mart, Inc., a Texas corporation, as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

4.20	Amended and Restated Security Agreement dated as of March 9, 2012, by and among America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Grantors, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.16 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

Exhibit Number	Description of Exhibit

4.21	Amended and Restated Security Agreement dated as of March 9, 2012, between Colonial Auto Finance, Inc., as Grantor, and Bank of America, N.A., as Agent for Lenders (Incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2012).

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.1.1*	Amendment to Amended and Restated Stock Incentive Plan ((Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Amendment to Amended and Restated Stock Option Plan ((Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2.2*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.3*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.4*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.2.5*	Option Agreement for Amended and Restated Stock Option Plan, dated August 5, 2015, between America’s Car-Mart, Inc., a Texas corporation, and William H. Henderson (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2015).

10.3*	Form of Indemnification Agreement between the Company and certain officers and directors of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format).

10.4*	Employment Agreement, dated as of May 1, 2015, between America’s Car Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017).

10.5*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

Exhibit Number	Description of Exhibit

10.6*	Retirement and Transition Agreement, dated as of January 1, 2018, between America’s Car-Mart, Inc. and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2016)

21.1	Subsidiaries of America’s Car-Mart, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: June 21, 2019	By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	President, Chief Executive Officer and Director	June 21, 2019
Jeffrey A. Williams	(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer, Secretary	June 21, 2019
Vickie D. Judy	(Principal Financial Officer)

/s/ Ray C. Dillon	Chairman of the Board	June 21, 2019
Ray C. Dillon

/s/ Daniel J. Englander	Director	June 21, 2019
Daniel J. Englander

/s/ William H. Henderson	Director	June 21, 2019
William H. Henderson

/s/ Ann G. Bordelon	Director	June 21, 2019
Ann G. Bordelon

/s/ Jim von Gremp	Director	June 21, 2019
Jim von Gremp

/s/ Joshua G. Welch	Director	June 21, 2019
Joshua G. Welch

