Form 10-Q
period 2019-07-31
AMERICAS CARMART INC
filed 2019-09-04
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	August 28, 2019
Common stock, par value $.01 per share	6,658,627

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2019	April 30, 2019
Assets:
Cash and cash equivalents	$1,640	$1,752
Accrued interest on finance receivables	2,588	2,348
Finance receivables, net	431,610	415,486
Inventory	44,651	37,483
Prepaid expenses and other assets	4,844	4,634
Income taxes receivable, net	-	1,947
Right-of-use asset	34,520	-
Goodwill	355	355
Property and equipment, net	28,571	28,537
Total Assets	$548,779	$492,542

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,859	$13,659
Income tax payable, net	1,429	-
Deferred payment protection plan revenue	21,831	21,367
Deferred service contract revenue	10,727	10,592
Accrued liabilities	17,152	18,837
Deferred income tax liabilities, net	15,132	14,259
Lease liability	36,536	-
Debt facilities	158,677	152,918
Total liabilities	275,343	231,632

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,392,397 and 13,376,030 issued at July 31, 2019 and April 30, 2019, respectively, of which 6,660,281 and 6,699,421 were outstanding at July 31, 2019 and April 30, 2019, respectively	134	134
Additional paid-in capital	83,345	81,605
Retained earnings	425,074	409,573
Less: Treasury stock, at cost, 6,732,116 and 6,676,609 shares at July 31, 2019 and April 30, 2019, respectively	(235,617)	(230,902)
Total stockholders' equity	272,936	260,410
Non-controlling interest	100	100
Total equity	273,036	260,510

Total Liabilities, Mezzanine Equity and Equity	$548,779	$492,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2019	2018
Revenues:
Sales	$150,074	$144,101
Interest and other income	21,804	19,914

Total revenue	171,878	164,015

Costs and expenses:
Cost of sales	88,885	84,168
Selling, general and administrative	28,671	26,382
Provision for credit losses	31,475	37,543
Interest expense	2,004	1,804
Depreciation and amortization	967	985
Loss on disposal of property and equipment	37	-
Total costs and expenses	152,039	150,882

Income before taxes	19,839	13,133

Provision for income taxes	4,328	2,249

Net income	$15,511	$10,884

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$15,501	$10,874

Earnings per share:
Basic	$2.32	$1.57
Diluted	$2.21	$1.53

Weighted average number of shares used in calculation:
Basic	6,684,282	6,924,035
Diluted	7,016,752	7,126,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2019	2018
Net income	$15,511	$10,884
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	31,475	37,543
Losses on claims for payment protection plan	4,230	4,069
Depreciation and amortization	967	985
Amortization of debt issuance costs	54	69
Loss on disposal of property and equipment	37	-
Stock based compensation	1,620	1,094
Deferred income taxes	873	871
Excess tax benefit from share based compensation	276	943
Change in operating assets and liabilities:
Finance receivable originations	(137,855)	(134,261)
Finance receivable collections	74,355	66,740
Accrued interest on finance receivables	(240)	(143)
Inventory	4,503	7,251
Prepaid expenses and other assets	(210)	(27)
Accounts payable and accrued liabilities	(1,387)	3,032
Deferred payment protection plan revenue	464	606
Deferred service contract revenue	135	272
Income taxes, net	3,100	486
Net cash provided by (used in) operating activities	(2,092)	414

Investing Activities:
Purchase of property and equipment	(1,010)	(685)
Net cash used in investing activities	(1,010)	(685)

Financing Activities:
Exercise of stock options	80	2,713
Issuance of common stock	40	29
Purchase of common stock	(4,715)	(7,377)
Dividend payments	(10)	(10)
Change in cash overdrafts	1,890	2,036
Payments on note payable	(125)	(94)
Proceeds from revolving credit facilities	118,800	109,622
Payments on revolving credit facilities	(112,970)	(106,829)
Net cash provided by financing activities	2,990	90

Decrease in cash and cash equivalents	(112)	(181)
Cash and cash equivalents, beginning of period	1,752	1,022

Cash and cash equivalents, end of period	$1,640	$841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	552	-	40	-	-	-	40
Stock options exercised	15,815	-	80	-	-	-	80
Purchase of 55,507 treasury shares	-	-	-	-	(4,715)	-	(4,715)
Stock based compensation	-	-	1,620	-	-	-	1,620
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	15,511	-	-	15,511

Balance at July 31, 2019	13,392,397	$134	$83,345	$425,074	$(235,617)	$100	$273,036

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,987	$(204,325)	$100	$230,534

Issuance of common stock	544	-	29	-	-	-	29
Stock options exercised	131,357	2	2,711	-	-	-	2,713
Purchase of 115,999 treasury shares	-	-	-	-	(7,377)	-	(7,377)
Stock based compensation	-	-	1,094	-	-	-	1,094
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	10,884	-	-	10,884

Balance at July 31, 2018	13,279,044	$133	$76,475	$372,861	$(211,702)	$100	$237,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2019, the Company operated 145 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2019.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5% in response to continued high levels of credit losses. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.6 million at July 31, 2019 and $2.3 million at April 30, 2019 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2019, 3.8% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.5% at July 31, 2018.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts three days late are contacted by telephone. Notes from each telephone contact are electronically maintained in the Company’s computer system. The Company also utilizes text messaging notifications which allow customers to elect and receive reminders on their due dates and late notifications, if applicable. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2019, on average, accounts were approximately 62 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2019, the weighted average total contract term was 32.1 months with 23.1 months remaining. The reserve amount in the allowance for credit losses at July 31, 2019, $129.5 million, was 24.5% of the principal balance in finance receivables of $561.1 million, less unearned payment protection plan revenue of $21.8 million and unearned service contract revenue of $10.7 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2019 was 12.5 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2019 or April 30, 2019.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. There was no impairment of goodwill during fiscal 2019, and to date, there has been no impairment during fiscal 2020.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 21.8% and 17.1% for the three months ended July 31, 2019 and July 31, 2018, respectively. Total income tax expense for the three months ended July 31, 2019 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $276,000 and $943,000 for the three months ended July 31, 2019 and July 31, 2018, respectively, related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2016.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2019 or April 30, 2019.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2019	2018

Sales – used autos	$129,454	$125,224
Wholesales – third party	7,181	6,052
Service contract sales	7,470	7,328
Payment protection plan revenue	5,969	5,497

Total	$150,074	$144,101

At July 31, 2019 and 2018, finance receivables more than 90 days past due were approximately $2.0 million and $1.6 million, respectively. Late fee revenues totaled approximately $485,000 and $446,000 for the three months ended July 31, 2019 and 2018, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2019 that was included in the April 30, 2019 deferred service contract revenue was $5.3 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions. The Company adopted the guidance prospectively on May 1, 2017. The Company recorded a discrete income tax benefit of approximately $276,000 and $943,000 for the three months ended July 31, 2019 and July 31, 2018, respectively. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. The differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was not material to our consolidated financial statements. Also, in connection with the adoption, the Company now records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, going forward, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company adopted this ASU and related amendments for its fiscal year beginning May 1, 2019 and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of this ASU and related amendments resulted in total assets and liabilities increasing $34.5 million. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted.

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

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements but does not expect such impact to be material.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The weighted average interest rate for the portfolio was approximately 16.4% at July 31, 2019. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2019	April 30, 2019

Gross contract amount	$651,677	$631,681
Less unearned finance charges	(90,573)	(88,353)
Principal balance	561,104	543,328
Less allowance for credit losses	(129,494)	(127,842)

Finance receivables, net	$431,610	$415,486

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2019	2018

Balance at beginning of period	$415,486	$383,617
Finance receivable originations	137,855	134,261
Finance receivable collections	(74,355)	(66,740)
Provision for credit losses	(31,475)	(37,543)
Losses on claims for payment protection plan	(4,230)	(4,069)
Inventory acquired in repossession and payment protection plan claims	(11,671)	(11,153)

Balance at end of period	$431,610	$398,373

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2019	2018

Balance at beginning of period	$127,842	$117,821
Provision for credit losses	31,475	37,543
Charge-offs, net of recovered collateral	(29,823)	(32,917)

Balance at end of period	$129,494	$122,447

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 5.4% for the three months ended July 31, 2019, compared to 6.4% for the prior year period. Both the frequency and severity of losses improved as a result of a higher quality vehicle, improved deal structures and improved collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 13.5% for the three months ended July 31, 2019 compared to 13.1% for the same period in the prior year. The increase in collections as a percentage of average finance receivables resulted primarily from improved and consistent efforts in the collections process. Delinquencies greater than 30 days were 3.8% for July 31, 2019 and 3.5% at July 31, 2018.

As a result of the improvements in our net charge-offs as a percentage of average receivables, the quality of the portfolio and our allowance analysis, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses, a $2.0 million after tax increase to net income, or $0.29 per diluted share.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2019		April 30, 2019		July 31, 2018
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$445,461	79.39%	$435,603	80.17%	$408,354	78.40%
3 - 29 days past due	94,254	16.80%	91,747	16.89%	94,042	18.06%
30 - 60 days past due	15,891	2.83%	11,362	2.09%	14,377	2.76%
61 - 90 days past due	3,533	0.63%	3,429	0.63%	2,493	0.48%
> 90 days past due	1,965	0.35%	1,187	0.22%	1,554	0.30%
Total	$561,104	100.00%	$543,328	100.00%	$520,820	100.00%

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

	Three Months Ended July 31,
	2019	2018

Principal collected as a percent of average finance receivables	13.5%	13.1%
Average down-payment percentage	6.5%	6.1%
Average originating contract term (in months)	29.9	29.7

	July 31, 2019	July 31, 2018
Portfolio weighted average contract term, including modifications (in months)	32.1	32.4

The increase in collections as a percentage of average finance receivables resulted primarily from improved and consistent efforts in the collections process. The portfolio weighted average contract term decreased slightly in spite of the increased average selling price, as we work to improve our underwriting and at the same time keep payments affordable, for competitive reasons. As the average selling price increases and in order to remain competitive, term lengths may increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2019	April 30, 2019
Land	$7,413	$7,413
Buildings and improvements	11,890	11,815
Furniture, fixtures and equipment	13,744	13,307
Leasehold improvements	26,336	26,064
Construction in progress	1,676	1,523
Less accumulated depreciation and amortization	(32,488)	(31,585)
Total	$28,571	$28,537

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2019	April 30, 2019
Employee compensation	$5,051	$6,321
Cash overdrafts (see Note B)	3,164	1,274
Deferred sales tax (see Note B)	3,107	3,571
Reserve for PPP claims	2,552	2,433
Health insurance	1,169	686
Other	2,109	4,552
Total	$17,152	$18,837

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2019	April 30, 2019
Revolving lines of credit	$158,270	$152,440
Notes payable	166	194
Capital lease	743	839
Debt issuance costs	(502)	(555)
Debt facilities	$158,677	$152,918

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 4.59% at July 31, 2019 and 4.73% at April 30, 2019. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at July 31, 2019. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2019, the Company had additional availability of approximately $56 million under the revolving credit facilities.

The Company recognized approximately $54,000 and $69,000 of amortization for the three months ended July 31, 2019 and 2018, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first three months of fiscal 2020 and fiscal 2019, the Company did not incur any debt issuance costs related to the Agreement. Debt issuance costs of approximately $502,000 and $555,000 as of July 31, 2019 and April 30, 2019, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $166,000 and $194,000 as of July 31, 2019 and April 30, 2019, respectively.

On March 29, 2018, the Company entered into a lease classified as a capital lease. The present value of the minimum lease payments was approximately $743,000 and $839,000 as of July 31, 2019 and April 30, 2019, respectively, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of July 31, 2019, and April 30, 2019, there was approximately $218,000 and $177,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2019 and April 30, 2019:

	July 31, 2019		April 30, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$1,640	$1,640	$1,752	$1,752
Finance receivables, net	431,610	345,079	415,486	334,147
Accounts payable	13,859	13,859	13,659	13,659
Debt facilities	158,677	158,677	152,918	152,918

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2019, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2019	2018
Weighted average shares outstanding-basic	6,684,282	6,924,035
Dilutive options and restricted stock	332,470	202,650

Weighted average shares outstanding-diluted	7,016,752	7,126,685

Antidilutive securities not included:
Options	25,000	120,000
Restricted stock	3,000	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2019 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $1.6 million ($1.2 million after tax effects) and $1.1 million ($831,000 after tax effects) for the three months ended July 31, 2019 and 2018, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2019 through 2029.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2029
Shares available for grant at July 31, 2019	273,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2019	2018
Expected term (years)	5.5	5.5
Risk-free interest rate	2.28%	2.78%
Volatility	39%	36%
Dividend yield	-	-

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

There were 25,000 options granted during the three months ended July 31, 2019 and 145,000 options granted during the three months ended July 31, 2018. The grant-date fair value of options granted during the three months ended July 31, 2019 and 2018 was $974,000 and $3 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.3 million ($998,000 after tax effects) and $841,000 ($639,000 after tax effects) for the three months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, the Company had approximately $2.7 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.7 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2019	2018
Options exercised	21,500	162,250
Cash received from option exercises	$80	$3,259
Intrinsic value of options exercised	$1,284	$5,508

During the three months ended July 31, 2019, there were 20,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 5,685 shares to satisfy the exercise price to acquire 14,315 shares.

The aggregate intrinsic value of outstanding options at July 31, 2019 and 2018 was $23.5 million and $13.5 million, respectively. As of July 31, 2019, there were 151,000 vested and exercisable stock options outstanding with an aggregate intrinsic value of $6.3 million, a weighted average remaining contractual life of 4.9 years, and a weighted average exercise price of $49.69.

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

There were 3,000 restricted shares granted during the three months ended July 31, 2019 and the three months ended July 31, 2018. A total of 102,527 shares remained available for award at July 31, 2019. There were 183,500 unvested restricted shares outstanding as of July 31, 2019 with a weighted average grant date fair value of $47.02.

As of July 31, 2019, the Company had approximately $6.7 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 6.9 years. The Company recorded compensation cost of approximately $271,000 ($201,000 after tax effects) and $247,000 ($188,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2019 and 2018, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2019 or during the first three months of fiscal 2020.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 82% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $1.7 million for the quarter ended July 31, 2019 and $1.6 million for the quarter ended July 31, 2018.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2019, discounted at the interest rate in effect on April 30, 2019 of approximately 4.73%, are as follows:

Maturity of lease liabilities
2020 (remaining)	$4,813
2021	6,157
2022	5,905
2023	5,841
2024	5,253
Thereafter	$18,624
Total undiscounted operating lease payments	46,593
Less: imputed interest	(10,057)
Present value of operating lease liabilities	$36,536

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at July 31, 2019.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2019	2018
Supplemental disclosures:
Interest paid	$1,965	$1,202
Income taxes paid (refunds received), net	78	(50)

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	11,671	11,153
Net settlement option exercises	489	1,417

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop and retain qualified general managers;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels; and
•	security breaches, cyber-attacks, or fraudulent activity.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2019, the Company operated 145 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 4.8% for the first three months of fiscal 2020 compared to the same period of fiscal 2019 due to a 9.5% increase in interest income and a 3.6% increase in the average retail sales price.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25% in fiscal 2019 to 28.7% in fiscal 2017 (average of 27.7%). Credit losses as a percentage of sales increased in recent years prior to 2018, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. For the first three months of fiscal 2020, credit losses as a percentage of sales were 21.0%, compared to 26.1% for the first three months of fiscal 2019. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, due to the improved and consistent efforts in the collections process. A decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million (1.7% of sales) credit to the provision for credit losses.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. After decreasing to a five-year low of 39.8% of sales during fiscal 2016, gross margin for fiscal 2017 improved to 41.4%, primarily as a result of lower repair expenses and a decrease in losses on wholesales, and remained relatively flat for fiscal 2018 and 2019, compared to 2017. For the first three months of fiscal 2020 the gross margin was 40.7% of sales compared to 41.6% for the first three months of fiscal 2019. Gross profit dollars per retail unit sold increased $104, or 2.2%, to $4,886 for the three months ended July 31, 2019, compared to July 31, 2018. The Company expects that its gross margin percentage will continue to remain in the historical range over the near term.

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

Three months ended July 31, 2019 vs. Three months ended July 31, 2018

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2019 vs.	Three Months Ended July 31,
	2019	2018	2018	2019	2018
Revenues:
Sales	$150,074	$144,101	4.1%	100.0	100.0
Interest income	21,804	19,914	9.5	14.5	13.8
Total	171,878	164,015	4.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	88,885	84,168	5.6	59.2	58.4
Selling, general and administrative	28,671	26,382	8.7	19.1	18.3
Provision for credit losses	31,475	37,543	(16.2)	21.0	26.1
Interest expense	2,004	1,804	11.1	1.3	1.3
Depreciation and amortization	967	985	(1.8)	0.6	0.7
Loss on disposal of property and equipment	37	-	-	-	-
Total	152,039	150,882	0.8

Pretax income	$19,839	$13,133		13.2	9.1

Operating Data:
Retail units sold	12,523	12,533
Average stores in operation	144	140
Average units sold per store per month	29.0	29.8
Average retail sales price	$11,410	$11,015
Gross profit per retail unit	$4,886	$4,782
Same store revenue change	3.3%	12.1%

Period End Data:
Stores open	145	140
Accounts over 30 days past due	3.8%	3.5%

Revenues increased by approximately $7.9 million, or 4.8%, for the three months ended July 31, 2019 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($5.5 million) and revenue growth from dealerships opened after the prior year quarter ($3.3 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended July 31, 2018 ($889,000). Interest income increased approximately $1.9 million for the three months ended July 31, 2019, as compared to the same period in the prior fiscal year due to the $41.5 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 59.2% for the three months ended July 31, 2019 compared to 58.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.8% for the current year period compared to 41.6% for the prior year period. The lower gross margin percentage primarily relates to the increase in average retail sales price.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2020 was $11,410 a $395 increase over the prior year quarter. The Company’s purchase costs remain relatively high from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 19.1% for the three months ended July 31, 2019, an increase of 0.8% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $2.3 million in the first quarter of fiscal 2020 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in our associates as we train, develop and recruit qualified associates, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 21.0% for the three months ended July 31, 2019 compared to 26.1% for the three months ended July 31, 2018. Net charge-offs as a percentage of average finance receivables were 5.4% for the three months ended July 31, 2019 and 6.4% for the prior year period. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, a lower level of modifications, increased early payoffs and improved and consistent collections practices. As a result of the improved credit results, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million (1.7% of sales) credit to the provision for credit losses. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales remained flat at 1.3% for the three months ended July 31, 2019 and the same period of the prior fiscal year.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2019	April 30, 2019
Assets:
Finance receivables, net	$431,610	$415,486
Inventory	44,651	37,483
Income taxes receivable, net	-	1,947
Property and equipment, net	28,571	28,537

Liabilities:
Accounts payable and accrued liabilities	31,011	32,496
Deferred revenue	32,558	31,959
Deferred tax liabilities, net	15,132	14,259
Debt facilities	158,677	152,918

Since April 30, 2019, finance receivables have increased 3.9%, while revenues have grown 4.8% compared to the prior year quarter. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. However, during the three months ended July 31, 2019, revenue have grown faster than finance receivables due to the increasing retail price and increased finance receivables collections.

During the first three months of fiscal 2019, inventory increased by $7.2 million compared to inventory at April 30, 2019. The Company strives to improve the quality of the inventory while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes payable, net, was $1.4 million at July 31, 2019 as compared to income taxes receivable, net of $1.9 million at April 30, 2019, primarily due to the timing of quarterly tax payments and the tax benefit of stock option exercises.

Property and equipment, net, increased by $34,000 at July 31, 2019 as compared to property and equipment, net, at April 30, 2019. The Company incurred $967,000 of depreciation expense, partially offset by $1.0 million in expenditures to open new dealerships, refurbish and expand existing locations.

Accounts payable and accrued liabilities decreased by $1.5 million during the first three months of fiscal 2020 as compared to accounts payable and accrued liabilities at April 30, 2019, related primarily to the adoption of ASU 2016-02, Leases, as deferred rent is no longer included in accrued liabilities, but is included in the lease liability.

Deferred revenue increased $599,000 at July 31, 2019 as compared to April 30, 2019, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $873,000 at July 31, 2019 as compared to April 30, 2019, due primarily to the increase in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2020, the Company funded finance receivables growth of $17.8 million, inventory growth of $7.2 million, capital expenditures of $1.0 million, and common stock repurchases of $4.7 million with income from operations and a $5.8 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2019	2018
Operating activities:
Net income	$15,511	$10,884
Provision for credit losses	31,475	37,543
Losses on claims for payment protection plan	4,230	4,069
Depreciation and amortization	967	985
Stock based compensation	1,620	1,094
Finance receivable originations	(137,855)	(134,261)
Finance receivable collections	74,355	66,740
Inventory	4,503	7,251
Accounts payable and accrued liabilities	(1,387)	3,032
Deferred payment protection plan revenue	464	606
Deferred service contract revenue	135	272
Income taxes, net	3,100	486
Deferred income taxes	873	871
Accrued interest on finance receivables	(240)	(143)
Other	157	985
Total	(2,092)	414

Investing activities:
Purchase of property and equipment	(1,010)	(685)
Total	(1,010)	(685)

Financing activities:
Revolving credit facilities, net	5,830	2,793
Payments on note payable	(125)	(94)
Change in cash overdrafts	1,890	2,036
Purchase of common stock	(4,715)	(7,377)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	120	2,742
Total	2,990	90

Decrease in cash	$(112)	$(181)

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

Cash flows from operations for the three months ended July 31, 2019 compared to the same period in the prior fiscal year were increased primarily as a result of (i) larger finance receivables collections, (ii) increase in net income, and (iii) a larger increase in income taxes payable, partially offset by (i) less provision for credit losses, (ii) smaller increase in accounts payable and accrued liabilities, as compared to the prior year period (iii) larger finance receivable originations, and (iv) a smaller increase in inventory, as compared to the prior year period. Finance receivables, net, increased by $16.1 million from April 30, 2019 to July 31, 2019.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The higher vehicle purchase costs resulted in an increase in the average sales price of $395, or 3.6%, during the first three months of fiscal 2020 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2019, the Company leased approximately 82% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2019, the Company had approximately $1.6 million of cash on hand and approximately an additional $56 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in December 2021. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $6.5 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist, and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2019 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has entered into operating leases for approximately 82% of its dealerships and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealerships and office facilities under arrangements substantially consistent with the past.

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at July 31, 2019.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2019.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At July 31, 2019, the weighted average total contract term was 32.1 months with 23.1 months remaining. The reserve amount in the allowance for credit losses at July 31, 2019, $129.5 million, was 24.5% of the principal balance in finance receivables of $561.1 million, less unearned payment protection plan revenue of $21.8 million and unearned service contract revenue of $10.7 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2019 was 12.5 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $5.3 million.

As a result of the improvements in our net charge-offs as a percentage of average receivables, the quality of the portfolio and our allowance analysis, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses, a $2.0 million after tax increase to net income, or $0.29 per diluted share.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires that lessees recognize all leases, including operating leases, with a term greater than 12 months on-balance sheet and also requires disclosure of key information about leasing transactions. The guidance in ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those years. The Company adopted this ASU and related amendments for its fiscal year beginning May 1, 2019 and elected certain practical expedients permitted under the transition guidance, including to retain the historical lease classification as well as relief from reviewing expired or existing contracts to determine if they contain leases. The adoption of this ASU and related amendments resulted in total assets and liabilities increasing $34.5 million. The Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows were not materially impacted.

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

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements but does not expect such impact to be material.

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

Interest rate risk. The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $158.3 million outstanding under its revolving credit facilities at July 31, 2019. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.6 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2019.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2019 through May 31, 2019	-	-	-	305,091
June 1, 2019 through June 30, 2019	26,264	85.01	26,264	278,827
July 1, 2019 through July 31, 2019	29,243	84.89	29,243	249,584
Total	55,507	84.94	55,507

(1)	The above described stock repurchase program has no expiration date.

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

Dated: September 4, 2019

