Form 10-Q
period 2020-01-31
AMERICAS CARMART INC
filed 2020-03-16
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 10, 2020
Common stock, par value $.01 per share	6,614,110

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2020	April 30, 2019
Assets:
Cash and cash equivalents	$2,083	$1,752
Accrued interest on finance receivables	2,603	2,348
Finance receivables, net	467,255	415,486
Inventory	54,026	37,483
Prepaid expenses and other assets	4,720	4,634
Income taxes receivable, net	783	1,947
Right-of-use asset	37,248	-
Goodwill	355	355
Property and equipment, net	28,820	28,537
Total Assets	$597,893	$492,542

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$16,330	$13,659
Deferred payment protection plan revenue	23,566	21,367
Deferred service contract revenue	11,392	10,592
Accrued liabilities	15,061	18,837
Deferred income tax liabilities, net	15,827	14,259
Lease liability	39,247	-
Debt facilities	184,300	152,918
Total liabilities	305,723	231,632

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,466,707 and 13,376,030 issued at January 31, 2020 and April 30, 2019, respectively, of which 6,610,116 and 6,699,421 were outstanding at January 31, 2020 and April 30, 2019, respectively	135	134
Additional paid-in capital	86,633	81,605
Retained earnings	451,627	409,573
Less: Treasury stock, at cost, 6,856,591 and 6,676,609 shares at January 31, 2020 and April 30, 2019, respectively	(246,725)	(230,902)
Total stockholders' equity	291,670	260,410
Non-controlling interest	100	100
Total equity	291,770	260,510

Total Liabilities, Mezzanine Equity and Equity	$597,893	$492,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Revenues:
Sales	$163,253	$139,803	$481,070	$430,315
Interest and other income	23,481	21,251	67,852	61,925

Total revenue	186,734	161,054	548,922	492,240

Costs and expenses:
Cost of sales	97,504	81,740	286,215	251,274
Selling, general and administrative	30,331	26,488	87,298	79,068
Provision for credit losses	40,233	35,555	112,885	111,619
Interest expense	2,024	2,110	6,109	5,895
Depreciation and amortization	975	985	2,913	2,949
Loss (gain) on disposal of property and equipment	-	(100)	39	(88)
Total costs and expenses	171,067	146,778	495,459	450,717

Income before taxes	15,667	14,276	53,463	41,523

Provision for income taxes	2,981	3,381	11,379	8,464

Net income	$12,686	$10,895	$42,084	$33,059

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$12,676	$10,885	$42,054	$33,029

Earnings per share:
Basic	$1.92	$1.61	$6.34	$4.82
Diluted	$1.83	$1.55	$6.03	$4.66

Weighted average number of shares used in calculation:
Basic	6,597,643	6,751,026	6,634,496	6,846,707
Diluted	6,940,124	7,003,389	6,969,848	7,087,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2020	2019
Net income	$42,084	$33,059
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	112,885	111,619
Losses on claims for payment protection plan	13,141	12,148
Depreciation and amortization	2,913	2,949
Amortization of debt issuance costs	191	198
Loss (gain) on disposal of property and equipment	39	(88)
Stock based compensation	3,150	2,270
Deferred income taxes	1,568	1,609
Excess tax benefit from share based compensation	1,338	1,527
Change in operating assets and liabilities:
Finance receivable originations	(446,093)	(399,089)
Finance receivable collections	229,973	206,620
Accrued interest on finance receivables	(255)	(267)
Inventory	21,782	32,194
Prepaid expenses and other assets	(86)	(318)
Accounts payable and accrued liabilities	1,116	1,320
Deferred payment protection plan revenue	2,199	925
Deferred service contract revenue	800	(108)
Income taxes, net	(174)	(1,723)
Net cash provided by (used in) operating activities	(13,429)	4,845

Investing Activities:
Purchase of property and equipment	(3,244)	(3,042)
Proceeds from sale of property and equipment	9	-
Net cash used in investing activities	(3,235)	(3,042)

Financing Activities:
Exercise of stock options	1,738	3,827
Issuance of common stock	141	103
Purchase of common stock	(15,823)	(24,087)
Dividend payments	(30)	(30)
Change in cash overdrafts	(222)	814
Debt issuance costs	(459)	(372)
Payments on note payable	(374)	(284)
Proceeds from revolving credit facilities	384,690	337,842
Payments on revolving credit facilities	(352,666)	(319,014)
Net cash provided by (used in) financing activities	16,995	(1,201)

Increase in cash and cash equivalents	331	602
Cash and cash equivalents, beginning of period	1,752	1,022

Cash and cash equivalents, end of period	$2,083	$1,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands except share amounts)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	552	-	40	-	-	-	40
Stock options exercised	15,815	-	80	-	-	-	80
Purchase of 55,507 treasury shares	-	-	-	-	(4,715)	-	(4,715)
Stock-based compensation	-	-	1,620	-	-	-	1,620
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	15,511	-	-	15,511
Balance at July 31, 2019	13,392,397	$134	$83,345	$425,074	$(235,617)	$100	$273,036

Issuance of common stock	631	-	50	-	-	-	50
Stock options exercised	17,500	-	785	-	-	-	785
Purchase of 112,091 treasury shares	-	-	-	-	(9,981)	-	(9,981)
Stock-based compensation	-	-	592	-	-	-	592
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,887	-	-	13,887
Balance at October 31, 2019	13,410,528	$134	$84,772	$438,951	$(245,598)	$100	$278,359

Issuance of common stock	545	-	51	-	-	-	51
Stock options exercised	55,634	1	872	-	-	-	873
Purchase of 12,384 treasury shares	-	-	-	-	(1,127)	-	(1,127)
Stock-based compensation	-	-	938	-	-	-	938
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	12,686	-	-	12,686
Balance at January 31, 2020	13,466,707	$135	$86,633	$451,627	$(246,725)	$100	$291,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands except share amounts)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,987	$(204,325)	$100	$230,534

Issuance of common stock	544	-	29	-	-	-	29
Stock options exercised	131,357	2	2,711	-	-	-	2,713
Purchase of 115,999 treasury shares	-	-	-	-	(7,377)	-	(7,377)
Stock-based compensation	-	-	1,094	-	-	-	1,094
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	10,884	-	-	10,884
Balance at July 31, 2018	13,279,044	$133	$76,475	$372,861	$(211,702)	$100	$237,867

Issuance of common stock	580	-	38	-	-	-	38
Stock options exercised	46,776	-	1,035	-	-	-	1,035
Purchase of 89,656 treasury shares	-	-	-	-	(6,495)	-	(6,495)
Stock-based compensation	-	-	594	-	-	-	594
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	11,281	-	-	11,281
Balance at October 31, 2018	13,326,400	$133	$78,142	$384,132	$(218,197)	$100	$244,310

Issuance of common stock	-	-	35	-	-	-	35
Stock options exercised	3,750	0	79	-	-	-	79
Purchase of 141,500 treasury shares	-	-	-	-	(10,215)	-	(10,215)
Stock-based compensation	-	-	583	-	-	-	583
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	10,895	-	-	10,895
Balance at January 31, 2019	13,330,150	$133	$78,839	$395,017	$(228,412)	$100	$245,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas” or “ACM”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2020, the Company operated 145 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2019.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. In May 2016, the Company increased its retail installment sales contract interest rate from 15.0% to 16.5%. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.6 million at January 31, 2020 and $2.3 million at April 30, 2019 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2020, 3.6% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.2% at January 31, 2019.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2020, on average, accounts were approximately 69 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2020, the weighted average total contract term was 32.5 months with 23.6 months remaining. The reserve amount in the allowance for credit losses at January 31, 2020, $140.3 million, was 24.5% of the principal balance in finance receivables of $607.5 million, less unearned payment protection plan revenue of $23.6 million and unearned service contract revenue of $11.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.
•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2020 was 12.7 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2020 or April 30, 2019.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 21.3% and 20.4% for the nine months ended January 31, 2020 and January 31, 2019, respectively. Total income tax expense for the nine months ended January 31, 2020 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $1.3 million and $1.5 million for the nine months ended January 31, 2020 and January 31, 2019, respectively, related to excess tax benefits on share based compensation, which is recorded in the income tax provision.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2020 or April 30, 2019.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. The amount of revenue recognized for the nine months ended January 31, 2020 that was included in the April 30, 2019 deferred service contract revenue was $9.4 million. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2020	2019	2020	2019

Sales – used autos	$142,136	$119,955	$417,079	$371,465
Wholesales – third party	6,810	6,460	22,236	19,205
Service contract sales	7,983	7,600	23,283	22,655
Payment protection plan revenue	6,324	5,788	18,472	16,990

Total	$163,253	$139,803	$481,070	$430,315

At January 31, 2020 and 2019, finance receivables more than 90 days past due were approximately $2.6 million and $1.5 million, respectively. Late fee revenues totaled approximately $1.5 million for the nine months ended January 31, 2020 and 2019. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company recorded a discrete income tax benefit of approximately $1.3 million and $1.5 million for the nine months ended January 31, 2020 and January 31, 2019, respectively. The Company elects to account for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (based on the Company’s contract interest rate as of the contract origination date), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The weighted average interest rate for the portfolio was approximately 16.4% at January 31, 2020. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2020	April 30, 2019

Gross contract amount	$706,014	$631,681
Less unearned finance charges	(98,477)	(88,353)
Principal balance	607,537	543,328
Less allowance for credit losses	(140,282)	(127,842)

Finance receivables, net	$467,255	$415,486

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2020	2019

Balance at beginning of period	$415,486	$383,617
Finance receivable originations	446,093	399,089
Finance receivable collections	(229,973)	(206,620)
Provision for credit losses	(112,885)	(111,619)
Losses on claims for payment protection plan	(13,141)	(12,148)
Inventory acquired in repossession and payment protection plan claims	(38,325)	(37,406)

Balance at end of period	$467,255	$414,913

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2020	2019

Balance at beginning of period	$127,842	$117,821
Provision for credit losses	112,885	111,619
Charge-offs, net of recovered collateral	(100,445)	(101,460)

Balance at end of period	$140,282	$127,980

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 17.5% for the nine months ended January 31, 2020, compared to 19.2% for the prior year period. Both the frequency and severity of losses improved as a result of a higher quality vehicle, improved deal structures and consistent collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 40.0% for the nine months ended January 31, 2020 compared to 39.2% for the same period in the prior year. The increase in collections as a percentage of average finance receivables resulted primarily from improved and consistent efforts in the collections process. Delinquencies greater than 30 days were 3.6% for January 31, 2020 and 3.2% at January 31, 2019.

As a result of the improvements in our net charge-offs as a percentage of average receivables, the quality of the portfolio and our allowance analysis, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses, a $2.0 million after tax increase to net income.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2020		April 30, 2019		January 31, 2019
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$513,053	84.44%	$435,603	80.17%	$450,931	83.05%
3 - 29 days past due	72,971	12.01%	91,747	16.89%	74,788	13.78%
30 - 60 days past due	14,504	2.39%	11,362	2.09%	12,062	2.22%
61 - 90 days past due	4,413	0.73%	3,429	0.63%	3,619	0.67%
> 90 days past due	2,596	0.43%	1,187	0.22%	1,493	0.28%
Total	$607,537	100.00%	$543,328	100.00%	$542,893	100.00%

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

	Nine Months Ended January 31,
	2020	2019

Principal collected as a percent of average finance receivables	40.0%	39.2%
Average down-payment percentage	5.9%	5.8%
Average originating contract term (in months)	30.8	29.4

	January 31, 2020	January 31, 2019
Portfolio weighted average contract term, including modifications (in months)	32.5	32.0

The increase in collections as a percentage of average finance receivables resulted primarily from improved and consistent efforts in the collections process. The portfolio weighted average contract term increased slightly primarily due to the increased average selling price. As the average selling price increases and in order to remain competitive, term lengths may increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2020	April 30, 2019

Land	$7,799	$7,413
Buildings and improvements	12,535	11,815
Furniture, fixtures and equipment	13,977	13,307
Leasehold improvements	27,352	26,064
Construction in progress	1,498	1,523
Less accumulated depreciation and amortization	(34,341)	(31,585)

Total	$28,820	$28,537

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2020	April 30, 2019

Employee compensation	$6,059	$6,321
Cash overdrafts (see Note B)	1,052	1,274
Deferred sales tax (see Note B)	2,611	3,571
Reserve for PPP claims	2,882	2,433
Health insurance	1,052	1,256
Other	1,405	3,982

Total	$15,061	$18,837

The decrease in deferred sales tax is due to timing differences in deferred sales tax payments. The decrease in other is primarily related to ASU 2016-02, Leases, as deferred rent is no longer reported in this category.

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2020	April 30, 2019

Revolving lines of credit	$184,464	$152,440
Notes payable	109	194
Finance lease	550	839
Debt issuance costs	(823)	(555)

Debt facilities	$184,300	$152,918

On September 30, 2019, the Company and its subsidiaries, Colonial, ACM and Texas Car-Mart, Inc., a Texas Corporation (“TCM”) entered into the Third Amended and Restated Loan and Security Agreement (the “Agreement”). Under the Agreement, BMO Harris Bank, N.A. replaced Bank of America, N.A. as agent, lead arranger and book manager. Wells Fargo Bank, N.A. also joined the group of lenders. The Agreement also extended the term of the Company’s revolving credit facilities to September 30, 2022 and increased the total permitted borrowings from $215 million to $241 million, including an increase in the Colonial revolving line of credit from $205 million to $231 million. The ACM-TCM revolving line of credit commitment remained the same at $10 million. The Agreement also increased the accordion feature from $50 million to $100 million.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. The Company also granted a security interest in the equity ownership interests of its subsidiaries. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 4.00% at January 31, 2020 and 4.73% at April 30, 2019. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions.

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

The Company was in compliance with the covenants at January 31, 2020. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2020, the Company had additional availability of approximately $56 million under the revolving credit facilities.

The Company recognized approximately $191,000 and $198,000 of amortization for the nine months ended January 31, 2020 and 2019, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first nine months of fiscal 2020 and fiscal 2019, the Company incurred $458,000 and $372,000 in debt issuance costs related to the Agreement. Debt issuance costs of approximately $823,000 and $555,000 as of January 31, 2020 and April 30, 2019, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $109,000 and $194,000 as of January 31, 2020 and April 30, 2019, respectively.

On March 29, 2018, the Company entered into a lease classified as a finance lease. The present value of the minimum lease payments was approximately $550,000 and $839,000 as of January 31, 2020 and April 30, 2019, respectively, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of January 31, 2020, and April 30, 2019, there was approximately $298,000 and $177,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2020 and April 30, 2019:

	January 31, 2020		April 30, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$2,083	$2,083	$1,752	$1,752
Finance receivables, net	467,255	373,635	415,486	334,147
Accounts payable	16,330	16,330	13,659	13,659
Debt facilities	184,300	184,300	152,918	152,918

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2020, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Weighted average shares outstanding-basic	6,597,643	6,751,026	6,634,496	6,846,707
Dilutive options and restricted stock	342,481	252,363	335,352	240,723

Weighted average shares outstanding-diluted	6,940,124	7,003,389	6,969,848	7,087,430

Antidilutive securities not included:
Options	200,000	120,000	83,333	80,000
Restricted stock	4,224	-	3,408	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2020 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.2 million ($2.4 million after tax effects) and $2.3 million ($1.8 million after tax effects) for the nine months ended January 31, 2020 and 2019, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2020 through 2029.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	December 30, 2029
Shares available for grant at January 31, 2020	75,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2020	2019
Expected term (years)	5.5	5.5
Risk-free interest rate	1.75%	2.79%
Volatility	39%	36%
Dividend yield	-	-

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

There were 225,000 options granted during the nine months ended January 31, 2020 and 145,000 options granted during the nine months ended January 31, 2019. The grant-date fair value of options granted during the nine months ended January 31, 2020 and 2019 was $9.3 million and $3.0 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $2.3 million ($1.8 million after tax effects) and $1.5 million ($1.2 million after tax effects) for the nine months ended January 31, 2020 and 2019, respectively. As of January 31, 2020, the Company had approximately $10.0 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.9 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2020	2019

Options exercised	112,250	224,500
Cash received from option exercises	$2,849	$4,373
Intrinsic value of options exercised	$6,861	$8,506

During the nine months ended January 31, 2020, there were 50,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,301 shares to satisfy the exercise price and income taxes to acquire 26,699 shares.

The aggregate intrinsic value of outstanding options at January 31, 2020 and 2019 was $28.1 million and $15.2 million, respectively. As of January 31, 2020, there were 104,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $5.4 million, a weighted average remaining contractual life of 6.1 years, and a weighted average exercise price of $58.44.

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

There were 7,224 restricted shares granted during the nine months ended January 31, 2020 and 3,000 shares granted during the nine months ended January 31, 2019. A total of 99,303 shares remained available for award at January 31, 2020. There were 186,724 unvested restricted shares outstanding as of January 31, 2020 with a weighted average grant date fair value of $48.48.

As of January 31, 2020, the Company had approximately $6.6 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 6.4 years. The Company recorded compensation cost of approximately $798,000 ($611,000 after tax effects) and $756,000 ($575,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2020 and 2019, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2019 or during the first nine months of fiscal 2020.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 81% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $5.1 million for the nine months ended January 31, 2020 and $5.0 million for the prior year period.

Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2020, discounted at the interest rate in effect on April 30, 2019 of approximately 4.73%, are as follows:

Maturity of lease liabilities
2020 (remaining)	$1,644
2021	6,053
2022	5,889
2023	5,875
2024	5,351
Thereafter	$24,457
Total undiscounted operating lease payments	49,269
Less: imputed interest	(10,022)
Present value of operating lease liabilities	$39,247

The Company has one standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2020.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2020	2019
Supplemental disclosures:
Interest paid	$6,566	$5,191
Income taxes paid, net	8,652	7,050

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	38,325	37,406
Net settlement option exercises	1,224	2,359

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as well as:

•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop and retain qualified general managers;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
•	business and economic uncertainty associated with the developing situation with the novel coronavirus; and
•	security breaches, cyber-attacks, or fraudulent activity.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2020, the Company operated 145 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 11.5% for the first nine months of fiscal 2020 compared to the same period of fiscal 2019 due to a 9.6% increase in interest income, a 4.7% increase in the average retail sales price and a 6.6% increase in the number of retail units sold.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 25% in fiscal 2019 to 28.7% in fiscal 2017 (average of 27.7%). For the first nine months of fiscal 2020, credit losses as a percentage of sales were 23.5%, compared to 25.9% for the first nine months of fiscal 2019. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, resulting from the improved and consistent efforts in the collections process. A decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. A substantial factor affecting the Company’s credit loss experience in recent years has been competition for used vehicle financing. To a lesser extent, negative macro-economic issues can but do not always adversely impact credit loss results because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers. In recent years, the Company believes that competition for used vehicle financing and general inflation, particularly within staple items such as groceries and gasoline, as well as overall unemployment levels and stagnant personal income levels for the Company’s customer base, have negatively affected the Company’s collections results and charge-offs. These factors, however, have stabilized within the past two fiscal years and remained stable during the first nine months of fiscal 2020.

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company has implemented credit reporting and the use of GPS units on vehicles. Additionally, the Company places significant focus on the collection area; the Company’s training department continues to spend significant time and effort on collections improvements. The Chief Operating Officer oversees the collections department and provides timely oversight and additional accountability on a consistent basis. In addition, the Company has a vice president of collection services who assists with managing the Company’s servicing and collections practices and provides additional monitoring and training. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year. Over the previous five fiscal years, the Company’s gross margins as a percentage of sales ranged between approximately 40% and 42%. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. Gross margin in recent years has been negatively affected by the increase in the average retail sales price (a function of a higher purchase price and efforts to purchase higher quality vehicles) and higher operating costs, mostly related to increased vehicle repair costs and higher fuel costs. For the first nine months of fiscal 2020 the gross margin was 40.5% of sales compared to 41.6% for the first nine months of fiscal 2019. The decrease in gross profit as a percentage of sales was primarily a result of the higher average selling price due to a focus to increase the quality of vehicles and overall strengths of used car values in our markets. Gross profit dollars per retail unit sold increased $103, or 2.1%, to $4,921 for the nine months ended January 31, 2020, compared to January 31, 2019. The Company expects that its gross margin percentage will continue to remain in the historical range over the near term.

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

Three months ended January 31, 2020 vs. Three months ended January 31, 2019

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2020 vs.	Three Months Ended January 31,
	2020	2019	2019	2020	2019
Revenues:
Sales	$163,253	$139,803	16.8%	100.0	100.0
Interest income	23,481	21,251	10.5	14.4	15.2
Total	186,734	161,054	15.9

Costs and expenses:
Cost of sales, excluding depreciation shown below	97,504	81,740	19.3	59.7	58.5
Selling, general and administrative	30,331	26,488	14.5	18.6	18.9
Provision for credit losses	40,233	35,555	13.2	24.6	25.4
Interest expense	2,024	2,110	(4.1)	1.2	1.5
Depreciation and amortization	975	985	(1.0)	0.6	0.7
Gain on disposal of property and equipment	-	(100)	(100.0)	-	(0.1)
Total	171,067	146,778	16.5

Pretax income	$15,667	$14,276		9.6	10.2

Operating Data:
Retail units sold	13,314	11,963
Average stores in operation	145	143
Average units sold per store per month	30.6	27.9
Average retail sales price	$11,750	$11,146
Gross profit per retail unit	$4,938	$4,854
Same store revenue change	15.1%	8.5%

Period End Data:
Stores open	145	143
Accounts over 30 days past due	3.6%	3.2%

Revenues increased by approximately $25.7 million, or 15.9%, for the three months ended January 31, 2020 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($24.2 million) and revenue growth from dealerships opened during or after the prior year quarter ($2.3 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended January 31, 2019 ($758,000). Interest income increased approximately $2.2 million for the three months ended January 31, 2020, as compared to the same period in the prior fiscal year due to the $55.9 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 59.7% for the three months ended January 31, 2020 compared to 58.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.3% for the current year period compared to 41.5% for the prior year period. The lower gross margin percentage primarily relates to the increase in average retail sales price due to the increased quality of vehicles purchased for resale and overall strength of used car values in our markets.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2020 was $11,750, a $604 increase over the prior year quarter. The Company’s purchase costs remain relatively high from a combination of consumer demand for the types of vehicles the Company purchases for resale and a strategic management decision to purchase higher quality vehicles for our customers. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 18.6% for the three months ended January 31, 2020, a decrease of 0.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $3.8 million in the third quarter of fiscal 2020 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area for additional associate count and continued investment in pay, benefits and training, as well as a $357,000 increase in stock compensation. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 24.6% for the three months ended January 31, 2020 compared to 25.4% for the three months ended January 31, 2019. Net charge-offs as a percentage of average finance receivables were 5.9% for the three months ended January 31, 2020 and 6.2% for the prior year period. The decrease in the provision for credit losses is primarily due to increased early payoffs and a lower frequency of losses due to improved and consistent collections practices. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales decreased slightly to 1.2% for the three months ended January 31, 2020, compared to 1.5% for the prior year period. Interest expense overall decreased $86,000, primarily due to the decrease in interest rates.

Nine months ended January 31, 2020 vs. Nine months ended January 31, 2019

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2020 vs.	Nine Months Ended January 31,
	2020	2019	2019	2020	2019

Revenues:
Sales	$481,070	$430,315	11.8%	100.0	100.0
Interest income	67,852	61,925	9.6	14.1	14.4
Total	548,922	492,240	11.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	286,215	251,274	13.9	59.5	58.4
Selling, general and administrative	87,298	79,068	10.4	18.1	18.4
Provision for credit losses	112,885	111,619	1.1	23.5	25.9
Interest expense	6,109	5,895	3.6	1.3	1.4
Depreciation and amortization	2,913	2,949	(1.2)	0.6	0.7
Loss (gain) on disposal of property and equipment	39	(88)	(144.3)	-	-
Total	495,459	450,717	9.9

Pretax income	$53,463	$41,523		11.1%	9.6%

Operating Data:
Retail units sold	39,600	37,163
Average stores in operation	145	141
Average units sold per store per month	30.3	29.3
Average retail sales price	$11,587	$11,062
Gross profit per retail unit	$4,921	$4,818
Same store revenue change	9.8%	10.5%

Period End Data:
Stores open	145	143
Accounts over 30 days past due	3.6%	3.2%

Revenues increased by approximately $56.7 million, or 11.5%, for the nine months ended January 31, 2020 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year period ($47.4 million) and revenue growth from dealerships opened during or after the prior year quarter ($11.7 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended January 31, 2019 ($2.4 million). Interest income increased approximately $5.9 million for the nine months ended January 31, 2020, as compared to the same period in the prior fiscal year due to the $47.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 59.5% for the nine months ended January 31, 2020 compared to 58.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.5% for the current year period compared to 41.6% for the prior year period. The lower gross margin percentage primarily relates to the increase in average retail sales price due to the increased quality of vehicles purchased for resale and overall strength of used car values in our markets. The average retail sales price for the nine months ended January 31, 2020 was $11,587, a $525 increase over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 18.1% for the nine months ended January 31, 2020, a decrease of 0.3% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $8.2 million in the nine months ended January 31, 2020, compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in our associates as we train, develop and recruit qualified associates, all in an effort to provide excellent customer service, as well as additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated on net income.

Provision for credit losses as a percentage of sales was 23.5% for the nine months ended January 31, 2020 compared to 25.9% for the nine months ended January 31, 2019. Net charge-offs as a percentage of average finance receivables were 17.5% for the nine months ended January 31, 2020 and 19.2% for the prior year period. The decrease in the provision for credit losses as a percentage of sales is primarily due to a higher percentage of collections of finance receivables, a lower level of modifications, increased early payoffs and improved and consistent collections practices. As a result of the improved credit results, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses.

Interest expense as a percentage of sales decreased slightly to 1.3% for the nine months ended January 31, 2020, compared to 1.4% for the same period of the prior fiscal year. Although interest expense as a percentage of sales remained relatively flat, interest expense increased $214,000, primarily due to a 5.8% increase in average borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2020	April 30, 2019
Assets:
Finance receivables, net	$467,255	$415,486
Inventory	54,026	37,483
Income taxes receivable, net	783	1,947
Property and equipment, net	28,820	28,537

Liabilities:
Accounts payable and accrued liabilities	31,391	32,496
Deferred revenue	34,958	31,959
Deferred tax liabilities, net	15,827	14,259
Debt facilities	184,300	152,918

Since April 30, 2019, finance receivables, net, have increased 12.5%, while revenues have grown 11.5% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2020, inventory increased by $16.5 million compared to inventory at April 30, 2019. The Company strives to improve the quality of the inventory while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet and attract sales demand.

Income taxes receivable, net, was $783,000 at January 31, 2020 as compared to $1.9 million at April 30, 2019, due to credits from the prior year being used or refunded.

Property and equipment, net, increased by $283,000 at January 31, 2020 as compared to property and equipment, net, at April 30, 2019. The Company added $3.2 million in capital expenditures to open new dealerships, refurbish and expand existing locations, partially offset by $2.9 million of depreciation expense.

Accounts payable and accrued liabilities decreased by $1.1 million during the first nine months of fiscal 2020 as compared to accounts payable and accrued liabilities at April 30, 2019, related primarily to the adoption of ASU 2016-02, Leases, as deferred rent is no longer included in accrued liabilities but is included in the lease liability.

Deferred revenue increased $3.0 million at January 31, 2020 as compared to April 30, 2019, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $1.6 million at January 31, 2020 as compared to April 30, 2019, due primarily to stock compensation.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2020, the Company funded finance receivables growth of $64.2 million, inventory growth of $16.5 million, capital expenditures of $3.2 million, and common stock repurchases of $15.8 million with income from operations and a $31.3 million increase in total debt.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2020	2019
Operating activities:
Net income	$42,084	$33,059
Provision for credit losses	112,885	111,619
Losses on claims for payment protection plan	13,141	12,148
Depreciation and amortization	2,913	2,949
Stock based compensation	3,150	2,270
Finance receivable originations	(446,093)	(399,089)
Finance receivable collections	229,973	206,620
Inventory	21,782	32,194
Accounts payable and accrued liabilities	1,116	1,320
Deferred payment protection plan revenue	2,199	925
Deferred service contract revenue	800	(108)
Income taxes, net	(174)	(1,723)
Deferred income taxes	1,568	1,609
Accrued interest on finance receivables	(255)	(267)
Other	1,482	1,319
Total	(13,429)	4,845

Investing activities:
Purchase of property and equipment	(3,244)	(3,042)
Proceeds from sale of property and equipment	9	-
Total	(3,235)	(3,042)

Financing activities:
Revolving credit facilities, net	32,024	18,828
Payments on note payable	(374)	(284)
Change in cash overdrafts	(222)	814
Debt issuance costs	(459)	(372)
Purchase of common stock	(15,823)	(24,087)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	1,879	3,930
Total	16,995	(1,201)

Increase in cash	$331	$602

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

Cash flows from operations for the nine months ended January 31, 2020 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivables originations, (ii) a larger increase in inventory, and (iii) a decrease in stock option exercises and issuance of common stock, partially offset by (i) improved finance receivables collections, (ii) an increase in revolving credit facilities, (iii) an increase in net income, and (iv) decrease in common stock repurchases. Finance receivables, net, increased by $51.8 million from April 30, 2019 to January 31, 2020.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. In addition, management has made efforts to purchase higher quality vehicles in recent periods, which has also increased purchase costs. The higher vehicle purchase costs resulted in an increase in the average sales price of $525, or 4.7%, during the first nine months of fiscal 2020 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and, along with efforts to purchase higher quality vehicles, to result in further modest increases in vehicle purchase costs, with strong new car sales levels in recent years helping to provide additional supply and mitigate expected cost increases.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2020, the Company leased approximately 81% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2020, the Company had approximately $2.1 million of cash on hand and approximately an additional $56 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

The Company has one standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2020.

Other than the letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2020.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding.  At January 31, 2020, the weighted average total contract term was 32.5 months with 23.6 months remaining. The reserve amount in the allowance for credit losses at January 31, 2020, $140.3 million, was 24.5% of the principal balance in finance receivables of $607.5 million, less unearned payment protection plan revenue of $23.6 million and unearned service contract revenue of $11.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2020 was 12.7 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $5.7 million.

As a result of the improvements in our net charge-offs as a percentage of average receivables, the quality of the portfolio and our allowance analysis, a decrease to the allowance for credit losses from 25% to 24.5% was made in the first quarter of fiscal 2020, which resulted in a $2.6 million credit to the provision for credit losses, a $2.0 million after tax increase to net income.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $184.5 million outstanding under its revolving credit facilities at January 31, 2020. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.8 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2019.

Recent and future disruptions in domestic and global economic and market conditions could have adverse consequences for the used automotive retail industry in the future and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Recent and future disruptions in domestic and global economic and market conditions, including as a result of the recent outbreak of the novel coronavirus, could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general. The Company is unable to predict with certainty the future impact of the currently developing situation with the coronavirus and other the most recent global economic conditions on consumer demand in our markets or on the Company’s costs.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2019 through November 30, 2019	12,384	90.95	12,384	125,109
December 1, 2019 through December 31, 2019	-	-	-	125,109
January 1, 2020 through January 31, 2020	-	-	-	125,109
Total	12,384	90.95	12,384

(1)	The above described stock repurchase program has no expiration date.

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

Dated: March 16, 2020

