Form 10-K
period 2020-04-30
AMERICAS CARMART INC
filed 2020-06-24
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

1805 North 2nd Street, Suite 401 Rogers, Arkansas	72756
(Address of principal executive offices)	(Zip Code)

(479) 464-9944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRMT	NASDAQ Global Select Market

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2019 was $546,262,034 (6,003,539 shares), based on the closing price of the registrant’s common stock on October 31, 2019 of $90.99.

There were 6,632,819 shares of the registrant’s common stock outstanding as of June 15, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•	business and economic disruptions and uncertainty resulting from the COVID-19 pandemic and efforts to mitigate the financial impact and health risks associated with the pandemic;
•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels;
•	the availability of credit facilities to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop and retain qualified general managers;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	security breaches, cyber-attacks, or fraudulent activity; and
•	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2020, the Company operated 148 dealerships located primarily in small cities throughout the South-Central United States.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated with many businesses being closed or operating in limited capacities. While our dealerships have remained open and are operating under all CDC recommendations, the fluidity of the current environment leads to uncertainty in regard to consumer demand and ongoing changes in government mandates, as well as unpredictable risks and challenges stemming from COVID-19. We have taken measures to enhance our liquidity position and provide additional financial flexibility, including drawing down funds on our revolving credit facility and aligning operating expenses to the current state of the business. We continue to monitor the situation closely. Our top priority is ensuring the health and safety of our associates and customers. We have made process updates such as enhanced cleaning and social distancing measures and instituted new efforts like disinfectant spraying. We have distributed personal protective equipment, such as masks and gloves for our associates, and implemented disinfectant spraying and temperature checks across our operations. We have also supported associates impacted by COVID-19 by providing extra paid time off in addition to their other paid and unpaid time off options.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 38 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has a vice president of collection services and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates.  Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a low of 24.8% in fiscal 2020 to a high of 28.7% in fiscal 2017 (average of 26.9%), with the fiscal year 2020 credit loss percentage reflecting a $9.1 million adjustment to the allowance for credit losses primarily as a result of COVID-19. See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships operate on a decentralized basis. Each dealership is ultimately responsible for buying and selling its own vehicles, making credit decisions, and collecting the contracts it originates in accordance with established policies and procedures. Most customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth and Strategic Acquisitions. The Company grows by increasing revenues at existing dealerships and opening or acquiring new dealerships. The Company will continue to view organic growth as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its customer count. The Company added five new dealerships during the year and closed one, ending fiscal 2020 with 148 locations. The Company intends to continue to add new dealerships, subject to favorable operating performance and available general manager talent to run these dealerships, and to consider and pursue strategic acquisition opportunities that we believe will enhance our franchise and maximize the return to our shareholders. These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $11,793 per unit in fiscal 2020. By selling vehicles at this price point, the Company is able to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 33.3 months), while requiring relatively low payments.

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

Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. The Company has recently focused, however, to a larger extent on looking outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success has been a benefit for recruiting outside talent; however, the Company expects the hiring environment going forward to be challenging as a result of wage rates, competition for qualified workers and the impact of COVID-19 on our business and operations.

Cultivating Customer Relationships. The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. A large percentage of sales at mature dealerships are made to repeat customers, and the Company estimates an additional 10% to 15% of sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment contract. The Company is able to cultivate these relationships through a variety of communication channels and the fact that a high percentage of customers make their payments in person at one of the Company’s dealerships on a weekly or bi-weekly basis.

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

Experienced and Motivated Management. The Company’s senior management team has significant experience in the industry and an average tenure of nearly 20 years. Several of Car-Mart’s dealership managers have been with the Company for more than 10 years. Each dealership manager is compensated, at least in part, based upon the dealership’s profitability. A significant portion of the compensation of senior management is incentive based and tied to operating profits or stock performance.

Proven Business Practices. The Company’s operations are highly structured. While dealerships operate on a decentralized basis, the Company has established policies, procedures, and business practices for virtually every aspect of a dealership’s operations. Detailed online operating manuals are available to assist the dealership manager and office, sales and collections personnel in performing their daily tasks. As a result, each dealership is operated in a uniform manner. Further, corporate office personnel monitor the dealerships’ operations through weekly visits and a number of daily, weekly and monthly communications and reports.

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

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2020, the Company’s debt to equity ratio (Revolving credit facilities and notes payable divided by Total equity on the Consolidated Balance Sheet) was 0.71 to 1.0, which reflects the Company’s decision in March 2020 to borrow an additional $30 million under its existing credit facilities in order to increase its cash position and preserve financial flexibility in light of the uncertainty due to the COVID-19 pandemic. Excluding the amount of debt equal to cash, the Company’s adjusted debt to equity ratio (a non-GAAP measure) as of April 30, 2020 was 0.52 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities. For a reconciliation of adjusted debt to equity ratio to the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Debt to Equity Ratio” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Expansion Opportunities. The Company historically targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also operating in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri and Little Rock, Arkansas. The Company believes there are numerous suitable communities of various sizes within the twelve states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years.

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

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2020, 2019 and 2018:

	Years Ended April 30,
	2020	2019	2018
Dealerships at beginning of year	144	139	140
Dealerships opened or acquired	5	5	3
Dealerships closed	(1)	-	(4)

Dealerships at end of year	148	144	139

Below is a summary of dealership locations by state as of April 30, 2020, 2019 and 2018:

	As of April 30,
Dealerships by State	2020	2019	2018
Arkansas	37	36	35
Oklahoma	27	27	25
Missouri	18	18	18
Alabama	16	16	15
Texas	13	13	12
Kentucky	12	12	12
Georgia	9	9	9
Tennessee	6	6	6
Mississippi	5	5	5
Illinois	3	-	-
Indiana	1	1	1
Iowa	1	1	1

Total	148	144	139

Dealerships are typically located in smaller communities. As of April 30, 2020, approximately 73% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing. The Company purchases vehicles primarily from wholesalers, new car dealers, individuals and auctions. The majority of vehicle purchasing is performed by the Company’s purchasing agents, although dealership managers are authorized to purchase vehicles as needed. A purchasing agent will purchase vehicles for one to three dealerships depending on the size of the dealerships. Purchasing agents report to the dealership manager, or managers, for whom they make purchases. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results. The Company has recently started to make some corporate level purchases and form relationships with national vendors that can supply a large quantity of high-quality vehicles.

Generally, the Company’s purchasing agents purchase vehicles between 5 and 12 years of age with 70,000 to 150,000 miles and pay between $4,000 and $12,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company typically does not purchase sports cars or luxury cars. The Company sells a significant number of trucks and sport utility vehicles. Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Dodge Charger, Chrysler Mini-Van, Ford Focus, Ford Taurus, Ford Fusion, Dodge Ram Pickup and the Ford F-150 Pickup. The Company’s purchasing agents or general managers inspect and test-drive almost every vehicle prior to a sale. Purchasing agents strive to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles.

Selling, Marketing and Advertising. Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and the time of the year. Inventory turns over approximately 9 to 10 times each year. Selling is done predominantly by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third-party service centers with which the Company typically has previously negotiated labor rates. The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended a payment protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises using local newspapers, radio, internet and social media. In addition, the Company periodically conducts promotional sales campaigns in an effort to increase sales. The Company uses an outside marketing firm and has recently hired a director of digital experience in order to broaden and increase the Company’s usage of digital and social media channels as a part of its marketing strategy.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2020 typically include down payments ranging from 0% to 20% (average of 6.4%), terms ranging from 18 months to 48 months (average of 33.3 months), and a fixed annual interest rate of 16.5% (19.5% to 21.5% in Illinois) for contracts originating after fiscal 2016 (weighted average of 16.4%).

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

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. A high percentage of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the vice president of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the timely response to past due accounts is critical to its collections success.

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

In addition to opening new dealerships, the Company believes that strategic acquisitions of existing dealerships can complement the Company’s business and increase its profitability. The Company recently completed the acquisition of the ongoing dealership assets of Taylor Motor Company and Auto Credit of Southern Illinois (collectively, “Taylor Motors”) based in Benton, Illinois, through which the Company acquired three dealerships located in Illinois and will continue to evaluate other acquisition opportunities. These dealerships are established businesses with an expectation of sales levels similar to mature dealerships. As part of its growth strategy, the Company intends to consider and pursue future strategic acquisition opportunities that the Company believes will enhance our franchise and maximize the return to our shareholders.

Corporate Office Oversight and Management. The corporate office, based in Rogers, Arkansas, consists of regional vice presidents, area operations managers, regional inventory purchasing directors, a sales director, a vice president of collection services, a vice president inventory operations, a director of audit and compliance and compliance auditors, a vice president of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office has access to operating and financial information and reports on each dealership on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging and sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. Beginning in 2012, funding for the deep subprime automobile market increased significantly. Management attributed the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession. At this time, it is unclear what impact COVID-19 will have on the availability of consumer credit; however management expects the availability of consumer credit within the automotive industry to continue to remain high when compared to historical trends.

Competition

The used automotive retail industry is fragmented and highly competitive. The Company competes principally with other independent Integrated Auto Sales and Finance dealers, as well as with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The increased funding to the used automobile industry has led to increased competitive pressures which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts.

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

Regulation and Licensing

The Company is committed to a culture of compliance by promoting and supporting efforts to design, implement, manage, and maintain compliance initiatives. The Company’s operations are subject to various federal, state and local laws, ordinances and regulations pertaining to the sale and financing of vehicles. Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company’s financing activities are subject to federal laws such as truth-in-lending and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status.

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

We are subject to a variety of federal, state and local laws and regulations that pertain to the environment, including compliance with regulations concerning the use, handing and disposal of hazardous substances and wastes.

Additionally, the Company is subject to various laws, regulations and other government mandates by state and local authorities adopted in response to the COVID-19 pandemic.

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

Employees

As of April 30, 2020, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 1,750 full time associates. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relations with its employees are positive.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2020:

Name	Age	Position with the Company

Jeffrey A. Williams	57	President, Chief Executive Officer and Director

Vickie D. Judy	54	Chief Financial Officer

Leonard L. Walthall	54	Chief Operating Officer

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

Vickie D. Judy has served as Chief Financial Officer of the Company since January 2018 and served as Secretary of the Company from May 2018 to August 2019. Before becoming Chief Financial Officer, Ms. Judy served a Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. She joined the Company in May 2010, serving as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Center, Inc., a home improvement products and building materials retailer, most recently as Vice President of Financial Reporting.

Leonard L. Walthall has served as Chief Operating Officer of the Company since August 2019. Before becoming Chief Operating Officer, Mr. Walthall served as the Company’s Field Operations Officer since March 2016, and previously served as the Company’s Vice President of Operations since March 2009 and as a store manager for approximately 20 years.

Item 1A. Risk Factors

The Company is subject to various risks. The following is a discussion of risks that could materially and adversely affect the Company’s business, operating results, and financial condition.

The recent outbreak of COVID-19 could have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments implement mandates to mitigate this public health crisis. The pandemic has affected consumer demand and the overall health of the US economy. These conditions could negatively impact all aspects of our business, including used vehicle sales and financing, finance receivable collections, repossession activity and inventory acquisition. Our business is also dependent on the continued health and productivity of our associates, including management teams, throughout this crisis. The consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, support the origination of vehicle financing, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any new or additional financing is not guaranteed and largely dependent upon evolving market conditions and other factors.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the development of testing and a vaccine, and how quickly and to what extent normal economic and operating conditions can resume.

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its contract portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. During the fourth quarter of fiscal 2020, the Company increased its allowance for credit losses from 24.5% to 26.5% of the principal balance in our finance receivables due to the impact of COVID-19. However, the deterioration in economic conditions as a result of COVID-19 may result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

A reduction in the availability or access to sources of inventory could adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb a portion of cost increases. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. The reduction in new car sales had a significant negative effect on the supply of vehicles at appropriate prices available to the Company in recent years. Any future decline in new car sales could further adversely affect the Company’s access to and costs of inventory. Our ability to source vehicles could also be impacted by the closure of auctions and wholesalers as a result of COVID-19 or other factors.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 29% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

If the capital and credit markets experience disruptions and/or the availability of funds becomes restricted, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if negative global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

The Company’s growth strategy is dependent upon the following factors:

•	Favorable operating performance. Our ability to expand our business through additional dealership openings or strategic acquisitions is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully open and operate or acquire new locations.

•	Availability of suitable dealership sites. Our ability to open new dealerships is subject to the availability of suitable dealership sites in locations and on terms favorable to the Company. If and when the Company decides to open new dealerships, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s dealership base. In addition, if a new dealership is unsuccessful and we are forced to close the dealership, we could incur additional costs if we are unable to dispose of the property in a timely manner or on terms favorable to the Company. Any of these circumstances could have a material adverse effect on the Company’s expansion strategy and future operating results.

•	Ability to attract and retain management for new dealerships. The success of new dealerships is dependent upon the Company being able to hire and retain additional competent personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive. If we are unable to hire and retain qualified and competent personnel to operate our new dealerships, these dealerships may not be profitable, which could have a material adverse effect on our future financial condition and operating results.

•	Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships. The overall new car sales volumes in the United States decreased dramatically from peak sales years during the economic recession of 2008 and did not return back to pre-recession levels until fiscal 2016. The long-term impacts of the current downturn due to COVID-19 on new car sales volumes and the ability of auctions and wholesalers to continue to operate is uncertain. Any of these factors could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

•	Acceptable levels of credit losses at new dealerships. Credit losses tend to be higher at new dealerships due to fewer repeat customers and less experienced associates; therefore, the opening of new dealerships tends to increase the Company’s overall credit losses. In addition, new dealerships may experience higher than anticipated credit losses, which may require the Company to incur additional costs to reduce future credit losses or to close the underperforming locations altogether. Any of these circumstances could have a material adverse effect on the Company’s future financial condition and operating results.

•	Ability to successfully identify, complete and integrate new acquisitions. Part of our current growth strategy includes strategic acquisitions of dealerships. We could have difficulty identifying attractive target dealerships, completing the acquisition or integrating the acquired business’ assets, personnel and operations with our own. Acquisitions are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing business and distraction of our management or the management of the target company; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with associates and partners as a result of any integration of new personnel; potential inability to manage an increased number of locations and associates; failure to realize expected efficiencies, synergies and cost savings; or the effect of any government regulations which relate to the businesses acquired.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2020, the Company leased approximately 87% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 34,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT. As of June 15, 2020, there were approximately 885 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2015 and ending on April 30, 2020.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among America's Car-Mart, Inc., the NASDAQ Composite Index,
and Auto Dealerships

$250
$200
$150
$100
$50
$0
4/15
4/16
4/17
4/18
4/19
4/20
America's Car-Mart, Inc.
NASDAQ Composite
Auto Dealerships

* $100 invested on 4/30/2015 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

The dollar value at April 30, 2020 of $100 invested in the Company’s common stock on April 30, 2015 was $128.46, compared to $136.56 for the automobile index described above and $190.32 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2020 through February 28, 2020	-	-	-	125,109
March 1, 2020 through March 31, 2020	-	-	-	125,109
April 1, 2020 through April 30, 2020	2,823	$65.95	-	125,109
Total	2,823	$65.95	-	125,109

(1)     The above described stock repurchase program has no expiration date.

(2)     2,823 of the shares purchased during April 2020 were originally granted to employees as restricted stock pursuant to the Company’s Amended and Restated Stock Incentive Plan. Pursuant to the Amended and Restated Stock Incentive Plan, these shares were surrendered by the employees in exchange for the Company’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. These repurchases were not made pursuant to a publicly announced plan or program and do not reduce the number of shares that may yet be purchased under the Company’s publicly announced repurchase program.

Item 6. Selected Financial Data

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 8, and the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended April 30,
	(In thousands, except per share amounts)
	2020	2019	2018	2017	2016

Revenues	$744,611	$669,122	$612,201	$587,751	$567,906
Net income attributable to common stockholders	$51,303	$47,585	$36,469	$20,165	$11,556
Diluted earnings per share from continuing operations	$7.39	$6.73	$4.90	$2.49	$1.33

	April 30,
	(In thousands)
	2020	2019	2018	2017	2016

Total assets	$667,324	$492,542	$455,584	$424,258	$406,296
Total debt	$215,568	$152,918	$152,367	$117,944	$107,902
Mandatorily redeemable preferred stock	$400	$400	$400	$400	$400
Total equity	$302,759	$260,510	$230,535	$233,008	$228,817
Shares outstanding	6,619	6,699	6,849	7,608	8,074

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2020, the Company operated 148 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 3% and 13% per year over the last ten years (average 8%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 11.3% for the fiscal year ended April 30, 2020 compared to fiscal 2019 primarily due to a 6.0% increase in average retail sales price, a 5.3% increase in units sold and a 10.9% increase in interest income. The Company added a net of four new dealerships in fiscal 2020.

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

COVID-19 has had an impact on the availability and prices of the vehicles the Company purchases. Auctions and other wholesale outlets have been closed, forced to operate at limited capacity, or converted to online. The timing and duration of these closures could continue to impact the availability of product. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles. Declining purchase costs may present the opportunity to purchase a slightly newer, lower mileage vehicle for our customers.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 24.8% in fiscal 2020 to 28.7% in fiscal 2017 (average of 26.9%). Credit losses as a percentage of sales increased in recent years prior to 2018, primarily due to increased contract term lengths and lower down payments resulting from increased competitive pressures as well as higher charge-offs caused, to an extent, by negative macro-economic factors affecting the Company’s customer base. Credit losses as a percentage of sales have improved in each of the past three fiscal years as improvements in collection processes and higher recovery rates on repossessions progressively offset the continuing competitive pressures. However, the Company’s credit loss results were negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities, including repossession efforts, for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic.

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

In an effort to offset credit losses and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Company’s vice president of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% or 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2020 to 40.5% from 41.4% in the prior fiscal year, while gross margin dollars per retail until sold increased by $172, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2020. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term.

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

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2020	2019
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2020	2019	2018	2019	2018	2020	2019	2018
Operating Statement:
Revenues:
Sales	$652,992	$586,508	$537,528	11.3%	9.1%	100.0%	100.0%	100.0%
Interest and other income	91,619	82,614	74,673	10.9	10.6	14.0	14.1	13.9
Total	744,611	669,122	612,201	11.3	9.3	114.0	114.1	113.9

Costs and expenses:
Cost of sales, excluding depreciation
shown below	388,475	343,898	315,273	13.0%	9.1%	59.5	58.6	58.7
Selling, general and administrative	117,762	107,249	99,023	9.8	8.3	18.0	18.3	18.4
Provision for credit losses	162,246	146,363	149,059	10.9	(1.8)	24.8	25.0	27.7
Interest expense	8,052	7,883	5,599	2.1	40.8	1.2	1.3	1.0
Depreciation and amortization	3,839	3,969	4,250	(3.3)	(6.6)	0.6	0.7	0.8
Loss (gain) on disposal of property and equipment	(114)	(91)	91	25.3	(200.0)	-	-	-
Total	680,260	609,271	573,295	11.7	6.3	104.1	103.9	106.8

Income before income taxes	$64,351	$59,851	$38,906			9.9%	10.2%	7.2%

Operating Data (Unaudited):
Retail units sold	52,914	50,257	48,271	5.3%	4.1%
Average dealerships in operation	146	142	140	2.8	1.4
Average units sold per dealership	362	354	345	2.4	2.6
Average retail sales price	$11,793	$11,125	$10,604	6.0	4.9

Same store revenue growth	9.3%	8.4%	5.2%
Receivables average yield	15.7%	15.6%	15.2%

2020 Compared to 2019

Total revenues increased $75.5 million, or 11.3%, in fiscal 2020, as compared to revenue growth of 9.3% in fiscal 2019, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($61.5 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2019 ($17.0 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2019 ($3.0 million). The increase in revenue for fiscal 2020 is attributable to (i) a 6.0% increase in average retail sales price, (ii) a 5.3% increase in retail units sold and (iii) a 10.9% increase in interest and other income.

Cost of sales, as a percentage of sales, increased slightly to 59.5% compared to 58.6% in fiscal 2019. The average retail sales price for fiscal 2020 was $11,793, a $668 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. However, on a dollar basis, our gross margin per retail unit sold increased by $172 in fiscal 2020 compared to fiscal 2019. Demand for the vehicles we purchase for resale has remained high relative to supply largely due to excess funding to the used vehicle financing market and the depressed levels of new car sales during and after the last recession, although more robust new car sales in recent years have bolstered the supply of used vehicles. While the long-term impact of COVID-19 on the availability of vehicles in our market and new car sales is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand.

Selling, general and administrative expenses, as a percentage of sales remained relatively consistent at 18.0% in fiscal 2020, compared to 18.3% for fiscal 2019. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $10.5 million from fiscal 2019. The increase is primarily focused on investments in our associates, especially general manager recruitment, training and collections support along with improvements in digital marketing, all in an effort to provide superior customer service.

Provision for credit losses as a percentage of sales decreased slightly to 24.8% for fiscal 2020 compared to 25.0% for fiscal 2019. Net charge-offs as a percentage of average finance receivables decreased to 23.1% for fiscal 2020 compared to 25.7% for the prior year. The decrease in net charge-offs for fiscal 2020 primarily resulted from a lower frequency of losses combined with a lower severity of losses, primarily due to improvements in collections processes and higher recovery rates on repossessions. However, the fiscal 2020 credit loss results were negatively impacted by net provision changes of $9.1 million primarily as a result of the Company’s decision to increase the allowance for credit losses in light of the uncertainty regarding the COVID-19 impact and the fact that the Company suspended certain collection activities including repossession efforts for a period of time due to the pandemic. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and that improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area and the somewhat improved macro-economic environment prior to the pandemic mitigated the competitive pressures and positively impacted credit loss results for fiscal 2020.

Interest expense for fiscal 2020 as a percentage of sales remained relatively consistent at 1.2% compared to 1.3% for fiscal 2019. Although the Company had a higher average borrowings in fiscal 2020 ($179.9 million in fiscal 2020 compared to $161.0 million for fiscal 2019), the lower interest rates offset the interest on the higher debt balances.

2019 Compared to 2018

Total revenues increased $56.9 million, or 9.3%, in fiscal 2019, as compared to revenue growth of 4.2% in fiscal 2018, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($50.7 million), and (ii) revenue from stores opened during or after the year ended April 30, 2018 ($11.9 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2018 ($5.7 million). The increase in revenue for fiscal 2019 is attributable to (i) a 4.9% increase in average retail sales price, (ii) a 4.1% increase in retail units sold and (iii) a 10.6% increase in interest and other income.

Cost of sales, as a percentage of sales, remained relatively consistent at 58.6% in fiscal 2019 compared to 58.7% in fiscal 2018. The average retail sales price for fiscal 2019 was $11,125, a $521 increase over the prior fiscal year. In fiscal 2019, the slight improvement in the margin in spite of increasing purchase costs was due to improvements in inventory management and lower repair costs.

Selling, general and administrative expenses, as a percentage of sales remained relatively consistent at 18.3% in fiscal 2019, compared to 18.4% for fiscal 2018. In dollar terms, overall selling, general and administrative expenses increased $8.2 million from fiscal 2018. The increase was primarily focused on investments in our associates, especially general manager recruitment, training and collections support along with improvements in digital marketing, all in an effort to provide superior customer service.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2020, 2019 and 2018 (in thousands):

	April 30,
	2020	2019	2018
Assets:
Finance receivables, net	$466,141	$415,486	$383,617
Inventory	36,414	37,483	33,610
Property and equipment, net	30,140	28,537	28,594

Liabilities:
Accounts payable and accrued liabilities	32,846	32,496	29,569
Deferred revenue	36,121	31,959	30,155
Income taxes payable (receivable), net	3,841	(1,947)	(1,450)
Deferred income tax liabilities, net	12,979	14,259	12,558
Debt facilities	215,568	152,918	152,367

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2020, growth in finance receivables of 14.4% exceeded revenue growth of 11.3%. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts in recent prior years, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2020 was 33.3 months, compared to 32.1 months for April 30, 2019.

	Years Ended April 30,
	2020	2019	2018

Growth in finance receivables, net of deferred
revenue	14.4%	8.5%	7.4%
Revenue growth	11.3%	9.3%	4.2%

At fiscal year-end 2020, inventory decreased 2.9% ($1.1 million), compared to fiscal year-end 2019. This decrease was primarily related to COVID-19, as the Company held off on inventory purchases for a period of time to conserve cash flow and for additional clarity on restrictions and sales volumes during the pandemic. The Company strives to improve the quality of the inventory and improve turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased by approximately $1.6 million as of April 30, 2020 as compared to fiscal 2019. The increase is attributable to approximately $5.5 million in additions, partially offset by depreciation expense of $3.8 million and disposals of almost $100,000.

Accounts payable and accrued liabilities increased slightly by approximately $350,000 at April 30, 2020 as compared to April 30, 2019 partially due to the deferral of the employer’s share of social security and payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.

Income taxes payable, net, increased approximately $5.8 million at April 30, 2020 compared to April 30, 2019 primarily due to the relief provided by the CARES Act, as the Company elected to defer certain estimated tax payments in the fourth quarter.

Deferred revenue increased $4.2 million at April 30, 2020 over April 30, 2019, primarily resulting from the increase in sales of the payment protection plan and service contract products.

Deferred income tax liabilities, net, decreased approximately $1.3 million at April 30, 2020 as compared to April 30, 2019 due primarily to the deferred tax asset created by the disallowed interest deduction as a result of the Tax Cuts and Jobs Act of 2017.

Debt facilities increased primarily as a result of the $60 million in cash held at the end of the year due to the uncertainty related to COVID-19 and to ensure financial flexibility. Typically, the cash would have been used to pay down the debt facilities.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2020, the Company had a $4.8 million net increase in total debt, net of cash, used to contribute to the funding of finance receivables growth of $77.9 million, net capital expenditures of $5.5 million and common stock repurchases of $16.0 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2020	2019	2018
Operating activities:
Net income	$51,343	$47,625	$36,509
Provision for credit losses	162,246	146,363	149,059
Losses on claims for payment protection plan	17,966	17,020	16,748
Depreciation and amortization	3,839	3,969	4,250
Amortization of debt issuance costs	273	251	260
Stock based compensation	4,732	3,703	1,603
Deferred income taxes	(1,280)	1,701	(6,360)
Finance receivable originations	(604,497)	(540,505)	(494,641)
Finance receivable collections	322,180	293,739	260,104
Accrued interest on finance receivables	(750)	(159)	(91)
Inventory	53,827	47,641	38,793
Accounts payable and accrued liabilities	1,009	2,226	4,712
Deferred payment protection plan revenue	3,113	1,544	1,351
Deferred service contract revenue	1,049	259	721
Income taxes, net	5,788	(497)	(2,335)
Other	79	22	(689)
Total	20,917	24,902	9,994

Investing activities:
Purchase of investments	(4,648)	-	-
Purchase of property and equipment	(5,422)	(4,029)	(2,258)
Proceeds from sale of property and equipment	184	142	554
Total	(9,886)	(3,887)	(1,704)

Financing activities:
Debt facilities, net	62,377	300	33,046
Change in cash overdrafts	(1,274)	768	(163)
Purchase of common stock	(16,009)	(26,577)	(42,301)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including
tax benefits and issuance of common stock	1,723	5,264	1,756
Total	46,777	(20,285)	(7,702)

Increase in cash	$57,808	$730	$588

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

Cash flows from operations in fiscal 2020 compared to fiscal 2019 decreased primarily as a result of (i) an increase in finance receivable originations, (ii) an increase in deferred tax assets and (iii) accounts payable and accrued liabilities increasing at a lower rate than the prior year, offset by (iv) an increase in finance receivable collections and (v) an increase in the provision for credit losses. Finance receivables, net, increased by $50.7 million during fiscal 2020.

Cash flows from operations in fiscal 2019 compared to fiscal 2018 increased primarily as a result of (i) net income, (ii) an increase in deferred taxes, (iii) an increase in finance receivable collections and (iv) an increase in stock based compensation, offset by (v) an increase in finance receivable originations and (vi) accounts payable and accrued liabilities increasing at a lower rate than the prior year. Finance receivables, net, increased by $31.9 million during fiscal 2019.

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

New vehicle sales decreased dramatically during the economic recession of 2008 and did not return to pre-recession levels until 2016. In addition, the challenging macro-economic environment, together with the constriction in consumer credit starting in 2008, contributed to increased demand for the types of vehicles the Company purchases and a resulting increase in used car prices. These negative macro-economic conditions have continued to affect our customers in the years since the recession and, in turn, have helped keep demand high for the types of vehicles we purchase. This increased demand, coupled with depressed levels of new vehicle sales in recent years, negatively impacted both the quality and the quantity of the used vehicle supply available to the Company. Our ability to source vehicles could also be impacted by the closure of auctions and wholesalers as a result of COVID-19 or other factors.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. The Company has also increased the level of accountability for its purchasing agents including the establishment of sourcing and pricing guidelines. The Company has also recently begun to make some corporate level purchases and form relationships with national vendors that can supply a large quantity of high-quality vehicles. Even with these efforts, the Company expects gross margin percentages to remain under pressure over the near term.

The Company believes that the amount of credit available for the sub-prime auto industry will remain relatively consistent with levels in recent years, which management expects will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. However, COVID-19 and the resulting economic changes substantially affected consumer behavior during the Company’s fourth quarter and could have a long-term impact on the availability of credit and consumer demand depending on the duration and severity of the pandemic and resulting economic disruption.

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation, particularly within staple items such as groceries, can significantly affect our collection results and ultimately credit losses. The long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain. However, past-due amounts as a percentage of receivables have increased as a result of COVID-19 and given the uncertainty regarding how customers will pay and react in this new environment, the Company expects credit losses to increase over the near-term. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2020, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase shares of its common stock so long as either: (a) the aggregate amount of repurchases after September 30, 2019 does not exceed $50 million, net of proceeds received from the exercise of stock options , and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the Company’s stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remains available. Thus, although the Company currently does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At April 30, 2020, the Company had approximately $60 million of cash on hand and $23 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). The Company significantly increased its cash position during the fourth quarter of fiscal 2020 by reducing inventory purchases and other expenses, drawing $30 million in additional funds under its revolving credit facilities and delaying repayments under its credit facilities to preserve financial flexibility in light of the uncertainty due to the COVID-19 pandemic. On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2020, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$215,831	-	215,831	-	-
Notes payable	79	79	-	-	-
Finance lease	445	445	-	-	-
Operating leases	86,373	6,831	13,216	11,919	54,407
Interest on debt facilities	21,975	6,433	15,542	-	-
Total	$324,703	13,788	244,589	11,919	54,407

The table above includes estimated interest payments on the Company’s revolving lines of credit. We have assumed $216 million remains outstanding under our revolving lines of credit until the maturity date of September 30, 2022, using the interest rate in effect on April 30, 2020, which was approximately 2.98%. The estimated interest payments on notes payable have been calculated based on the amortization of the notes in accordance with the respective agreements. The $86.4 million of operating lease commitments includes $26.2 million of non-cancelable lease commitments under the lease terms, and $60.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2020.

Other than its letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 287 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2020.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. At April 30, 2020, the weighted average total contract term was 33.3 months with 24.5 months remaining. The reserve amount in the allowance for credit losses at April 30, 2020, $155.0 million, was 26.5% of the principal balance in finance receivables of $621.2 million, less unearned payment protection plan revenue of $24.5 million and unearned service contract revenue of $11.6 million. In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. Based on the analysis discussed below and factoring in the uncertainty regarding how the COVID-19 pandemic will impact collections and charge-offs going forward, management decided to increase the allowance for credit losses at April 30, 2020 to 26.5% from 24.5%. The net increase to the allowance for credit losses resulted in a $9.1 million ($7.0 million after tax effects, $1.02 per diluted share) charge to the provision for credit losses for fiscal year 2020.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred through the balance sheet date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 13 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio at the balance sheet date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and high unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of Finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $5.9 million.

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

Adopted in Current Period

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

Effective in Future Periods

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. Our allowance for loan loss calculation will be modified to comply with these new requirements and adopted for our fiscal year beginning May 1, 2020. We do not expect a material impact to our financial statements as a result of this adoption.

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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance but does not expect the impact to be material.

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

Non-GAAP Financial Measure

The reconciliation between the Company’s debt to equity ratio and adjusted debt, net of cash, to equity ratio for fiscal year ending April 30, 2020 is summarized in the table below.

April 30, 2020
Debt to Equity	0.71
Cash to Equity	0.20
Debt net of Cash to Equity	0.52

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $215.8 million outstanding at April 30, 2020. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2020 and 2019

Consolidated Statements of Operations for the years ended April 30, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended April 30, 2020, 2019 and 2018

Consolidated Statement of Equity for the years ended April 30, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 24, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note B to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended April 30, 2020 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Tulsa, Oklahoma

June 24, 2020

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2020	April 30, 2019
Assets:
Cash and cash equivalents	$59,560	$1,752
Accrued interest on finance receivables	3,098	2,348
Finance receivables, net	466,141	415,486
Inventory	36,414	37,483
Prepaid expenses and other assets	4,441	4,634
Income taxes receivable, net	-	1,947
Right-of-use asset	60,713	-
Goodwill	6,817	355
Property and equipment, net	30,140	28,537

Total Assets	$667,324	$492,542

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$13,117	$13,659
Income taxes payable, net	3,841	-
Deferred payment protection plan revenue	24,480	21,367
Deferred service contract revenue	11,641	10,592
Accrued liabilities	19,729	18,837
Deferred income tax liabilities, net	12,979	14,259
Lease liability	62,810	-
Debt facilities	215,568	152,918
Total liabilities	364,165	231,632

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,478,733 and 13,376,030 issued at April 30, 2020 and April 30, 2019, respectively, of which 6,619,319 and 6,699,421 were outstanding at April 30, 2020 and April 30, 2019, respectively	135	134
Additional paid-in capital	88,559	81,605
Retained earnings	460,876	409,573
Less: Treasury stock, at cost, 6,859,414 and 6,676,609 shares at April 30, 2020 and April 30, 2019, respectively	(246,911)	(230,902)
Total stockholders' equity	302,659	260,410
Non-controlling interest	100	100
Total equity	302,759	260,510

Total Liabilities, mezzanine equity and equity	$667,324	$492,542

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2020	2019	2018
Revenues:
Sales	$652,992	$586,508	$537,528
Interest and other income	91,619	82,614	74,673

Total revenues	744,611	669,122	612,201

Costs and expenses:
Cost of sales, excluding depreciation	388,475	343,898	315,273
Selling, general and administrative	117,762	107,249	99,023
Provision for credit losses	162,246	146,363	149,059
Interest expense	8,052	7,883	5,599
Depreciation and amortization	3,839	3,969	4,250
Loss (gain) on disposal of property and equipment	(114)	(91)	91
Total costs and expenses	680,260	609,271	573,295

Income before income taxes	64,351	59,851	38,906

Provision for income taxes	13,008	12,226	2,397

Net income	$51,343	$47,625	$36,509

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$51,303	$47,585	$36,469

Earnings per share:
Basic	$7.74	$6.99	$5.04
Diluted	$7.39	$6.73	$4.90

Weighted average number of shares outstanding:
Basic	6,630,023	6,810,879	7,232,014
Diluted	6,945,652	7,071,768	7,441,358

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2020	2019	2018
Net income	$51,343	$47,625	$36,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	162,246	146,363	149,059
Losses on claims for payment protection plan	17,966	17,020	16,748
Depreciation and amortization	3,839	3,969	4,250
Amortization of debt issuance costs	273	251	260
Loss (gain) on disposal of property and equipment	(114)	(91)	91
Stock-based compensation	4,732	3,703	1,603
Deferred income taxes	(1,280)	1,701	(6,360)
Change in operating assets and liabilities:
Finance receivable originations	(604,497)	(540,505)	(494,641)
Finance receivable collections	322,180	293,739	260,104
Accrued interest on finance receivables	(750)	(159)	(91)
Inventory	53,827	47,641	38,793
Prepaid expenses and other assets	193	113	(780)
Accounts payable and accrued liabilities	1,009	2,226	4,712
Deferred payment protection plan revenue	3,113	1,544	1,351
Deferred service contract revenue	1,049	259	721
Income taxes, net	5,788	(497)	(2,335)
Net cash provided by operating activities	20,917	24,902	9,994

Investing Activities:
Purchase of investments	(4,648)	-	-
Purchases of property and equipment	(5,422)	(4,029)	(2,258)
Proceeds from sale of property and equipment	184	142	554
Net cash used in investing activities	(9,886)	(3,887)	(1,704)

Financing Activities:
Exercise of stock options	1,533	5,117	1,641
Issuance of common stock	190	147	115
Purchase of common stock	(16,009)	(26,577)	(42,301)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(505)	(371)	(103)
Change in cash overdrafts	(1,274)	768	(163)
Principal payments on notes payable	(509)	(389)	(107)
Proceeds from revolving credit facilities	442,490	450,554	433,818
Payments on revolving credit facilities	(379,099)	(449,494)	(400,562)
Net cash provided by (used in) financing activities	46,777	(20,285)	(7,702)

Increase in cash and cash equivalents	57,808	730	588
Cash and cash equivalents, beginning of period	1,752	1,022	434

Cash and cash equivalents, end of period	$59,560	$1,752	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2020, 2019 and 2018

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2017	12,927,413	$129	$69,284	$325,519	$(162,024)	$100	$233,008

Issuance of common stock	3,096	-	115	-	-	-	115
Stock options exercised	216,634	2	1,639	-	-	-	1,641
Purchase of 979,040 treasury shares	-	-	-	-	(42,301)	-	(42,301)
Stock based compensation	-	-	1,603	-	-	-	1,603
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	36,509	-	-	36,509

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,988	$(204,325)	$100	$230,535

Issuance of common stock	2,267	-	147	-	-	-	147
Stock options exercised	226,620	3	5,114	-	-	-	5,117
Purchase of 378,627 treasury shares	-	-	-	-	(26,577)	-	(26,577)
Stock based compensation	-	-	3,703	-	-	-	3,703
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	47,625	-	-	47,625

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	9,760	-	190	-	-	-	190
Stock options exercised	92,943	1	1,532	-	-	-	1,533
Purchase of 182,805 treasury shares	-	-	-	-	(16,009)	-	(16,009)
Stock based compensation	-	-	4,732	-	-	-	4,732
Issuance of restricted stock			500				500
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	51,343	-	-	51,343

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2020, the Company operated 148 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 29% of revenues resulting from sales to Arkansas customers.

As of April 30, 2020, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($3.1 million at April 30, 2020 and $2.3 million at April 30, 2019), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2020, 6.2% of the Company’s finance receivables balances were 30 days or more past due compared to 2.9% at April 30, 2019.

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

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover estimated losses inherent in the portfolio at the balance sheet date in the collection of its finance receivables currently outstanding. The Company accrues an estimated loss for the amount it believes will not be collected. The amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that the deterioration in economic conditions and high unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

•	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

•	The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date is 13 months.

•	The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

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

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted our customers, resulting in an increased past-due amount as a percentage of receivables (to 6.2% from 2.9%). As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. The net increase resulted in a $9.1 million pre-tax charge to the provision for credit losses ($7.0 million after tax effects, $1.02 per diluted share). The full impact of COVID-19 is uncertain at this point.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2020 or 2019.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2020 or fiscal 2019.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes significant changes to the U.S. tax code that affected our fiscal year ending April 30, 2018, and future periods. Changes in the tax laws from the Tax Act had a material impact on our financial statements in fiscal 2018. Under generally accepted accounting principles (U.S. GAAP) specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017, for the Tax Act. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rates. The change in deferred taxes is recorded as an adjustment to our deferred tax provision. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. This results in a blended federal corporate tax rate of approximately 30.4% in fiscal year 2018 and 21% thereafter. In the third quarter of fiscal 2018, we recorded a discrete net deferred income tax benefit of $8.1 million with a corresponding provisional reduction to our net deferred income tax liability.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2017.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2020 and 2019, respectively.

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

The Company’s performance obligations are clearly identifiable, and the transaction price is explicitly stated on the customers’ contracts. The Company collects payments in accordance with the terms of the customers’ accounts, ranging between 18 to 48 months. Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. Payment protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Payment protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2020, 2019 and 2018:

	Years Ended April 30,
(In thousands)	2020	2019	2018

Sales – used autos	$567,816	$506,184	$462,956
Wholesales – third party	28,966	27,376	25,638
Service contract sales	31,480	30,243	28,482
Payment protection plan revenue	24,730	22,705	20,452

Total	$652,992	$586,508	$537,528

At April 30, 2020 and 2019, finance receivables more than 90 days past due were approximately $3.1 million and $1.2 million, respectively. Late fee revenues totaled approximately $2.3 million, $1.9 million and $1.9 million for the fiscal years ended 2020, 2019 and 2018, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

During the years ended April 30, 2020 and 2019, the Company recognized $9.4 million and $9.1 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, print media and digital marketing costs. Advertising costs amounted to $3.1 million, $3.1 million and $3.8 million for the years ended April 30, 2020, 2019 and 2018, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $769,000, $523,000, and $465,000 to the plans for the years ended April 30, 2020, 2019 and 2018, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2020, 2019 and 2018 were not material individually or in the aggregate. A total of 200,000 shares were registered and 139,763 remain available for issuance under this plan at April 30, 2020.

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

Treasury Stock

The Company purchased 182,805, 378,627, and 979,040 shares of its common stock to be held as treasury stock for a total cost of $16.0 million, $26.6 million and $42.3 million during the years ended April 30, 2020, 2019 and 2018, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Facility Leases

The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.

The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2020 was 15.0 years.

The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from the group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2020 was 4.35%.

The Company includes variable lease payments in the initial measurement of ROU assets and lease liabilities only to the extent they depend on an index or rate. Changes in such indices or rates are accounted for in the period the change occurs, and do not result in the remeasurement of the ROU asset or liability. The Company is also responsible for payment of certain real estate taxes, insurance, and other expenses on leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. Non-lease components are generally accounted for separately from lease components. The Company’s leases do not contain any material residual value guarantees or material restricted covenants.

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

Adopted in Current Period

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

Effective in Future Periods

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years using a modified retrospective approach. Our allowance for loan loss calculation will be modified to comply with these new requirements and adopted for our fiscal year beginning May 1, 2020. We do not expect a material impact to our financial statements as a result of this adoption.

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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance but does not expect the impact to be material.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2020 and 2019 are as follows:

(In thousands)	April 30, 2020	April 30, 2019

Gross contract amount	$728,841	$631,681
Less unearned finance charges	(107,659)	(88,353)
Principal balance	621,182	543,328
Less allowance for credit losses	(155,041)	(127,842)

Finance receivables, net	$466,141	$415,486

Changes in the finance receivables, net for the years ended April 30, 2020, 2019 and 2018 are as follows:

	Years Ended April 30,
(In thousands)	2020	2019	2018

Balance at beginning of period	$415,486	$383,617	$357,161
Finance receivable originations	604,497	540,505	494,641
Finance receivable collections	(322,180)	(293,739)	(260,104)
Provision for credit losses	(162,246)	(146,363)	(149,059)
Losses on claims for payment protection plan	(17,966)	(17,020)	(16,748)
Inventory acquired in repossession and payment protection plan claims	(51,450)	(51,514)	(42,274)

Balance at end of period	$466,141	$415,486	$383,617

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2020, 2019 and 2018 are as follows:

	Years Ended April 30,
(In thousands)	2020	2019	2018

Balance at beginning of period	$127,842	$117,821	$109,693
Provision for credit losses	162,246	146,363	149,059
Charge-offs, net of recovered collateral	(135,047)	(136,342)	(140,931)

Balance at end of period	$155,041	$127,842	$117,821

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables was 23.1% for fiscal 2020 as compared to 25.7% for fiscal 2019. The decrease in net charge-offs for fiscal 2020 primarily resulted from a lower frequency of losses combined with a lower severity of losses, primarily due to improvements in the collections processes and higher recovery rates on repossessions. However, as a result of COVID-19 restrictions and for the health and safety of our associates and customers, we suspended repossession efforts for a period of time beginning in the fourth quarter, which also decreased the percentage of net charge-offs in fiscal 2020.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 55.1% for the year ended April 30, 2020 compared to 55.3% for the year ended April 30, 2019. Delinquencies greater than 30 days increased to 6.2% at April 30, 2020 compared to 2.9% at April 30, 2019. Many of our customers were impacted by the pandemic resulting in increased past due amounts. Although delinquency levels have improved since year end, there is still uncertainty regarding the impact of COVID-19 on the economy and unemployment, which could affect our collections and past due receivables going forward.

Macro-economic factors, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision. Higher unemployment levels, higher gasoline prices and higher prices for staple items can potentially have a significant effect. As a result, the Company increased the allowance for credit losses from 25.0% to 26.5% in fiscal 2020.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2020		April 30, 2019

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$515,390	82.97%	$435,603	80.17%
3 - 29 days past due	67,259	10.83%	91,747	16.89%
30 - 60 days past due	25,311	4.07%	11,362	2.09%
61 - 90 days past due	10,140	1.63%	3,429	0.63%
> 90 days past due	3,082	0.50%	1,187	0.22%
Total	$621,182	100.00%	$543,328	100.00%

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

	Twelve Months Ended April 30,
	2020	2019

Principal collected as a percent of average finance receivables	55.1%	55.3%
Average down-payment percentage	6.4%	6.5%

	April 30, 2020	April 30, 2019
Average originating contract term (in months)	30.7	29.5
Portfolio weighted average contract term, including modifications (in months)	33.3	32.1

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2020	April 30, 2019

Land	$7,799	$7,413
Buildings and improvements	12,678	11,815
Furniture, fixtures and equipment	14,118	13,307
Leasehold improvements	27,519	26,064
Construction in progress	3,186	1,523
Accumulated depreciation and amortization	(35,160)	(31,585)

Property and equipment, net	$30,140	$28,537

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2020	April 30, 2019

Employee compensation	$8,199	$6,321
Cash overdrafts (see Note B)	-	1,274
Deferred sales tax (see Note B)	2,974	3,571
Reserve for PPP claims	2,926	2,433
Health insurance	1,187	-
Fair value of contingent consideration	2,713	-
Other	1,730	5,238

Accrued liabilities	$19,729	$18,837

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	2020	2019

Revolving lines of credit	$215,831	$152,440
Notes payable	79	194
Finance lease	445	839
Debt issuance costs	(787)	(555)

Debt facilities	$215,568	$152,918

On September 30, 2019, the Company and its subsidiaries, Colonial, Car-Mart of Arkansas (“ACM”) and Texas Car-Mart, Inc. (“TCM”) entered into a Third Amended and Restated Loan and Security Agreement (the “Agreement”), which amended and restated the Company’s revolving credit facilities. Under the Agreement, BMO Harris Bank, N.A. replaced Bank of America, N.A. as agent, lead arranger and book manager, and Wells Fargo Bank, N.A. joined the group of lenders. The Agreement also extended the term of the Company’s revolving credit facilities to September 30, 2022 and increased the total permitted borrowings from $215 million to $241 million, including an increase in the Colonial revolving line of credit from $205 million to $231 million. The ACM-TCM revolving line of credit commitment remained the same at $10 million. The Agreement also increased the accordion feature from $50 million to $100 million.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. The Company also granted a security interest in the equity ownership interests of its subsidiaries. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.98% at April 30, 2020 and 4.73% at April 30, 2019. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at April 30, 2020. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2020, the Company had additional availability of approximately $23 million under the revolving credit facilities. The Company took a $30 million draw on our credit facilities during March 2020 to ensure financial flexibility during the uncertainty as a result of COVID-19. We have grown our cash balance to approximately $60 million at April 30, 2020, which would have typically been used to pay down the line of credit.

The Company recognized $273,000, $251,000 and 260,000 of amortization for the twelve months ended April 30, 2020, 2019 and 2018, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the years ended April 30, 2020 and April 30, 2019, the Company incurred approximately $505,000 and $371,000, respectively, in debt issuance costs related to amendments of the credit facilities. Debt issuance costs of approximately $787,000 and $555,000 as of April 30, 2020 and 2019, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $79,000 as of April 30, 2020.

On March 29, 2018, the Company entered into a lease classified as a finance lease. The present value of the minimum lease payments is approximately $445,000, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of April 30, 2020, there is approximately $340,000 in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2020 and 2019:

	April 30, 2020		April 30, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$59,560	$59,560	$1,752	$1,752
Finance receivables, net	466,141	382,027	415,486	308,384
Accounts payable	13,117	13,117	13,659	13,659
Debt facilities	215,568	215,568	152,918	152,918

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

Financial Instrument	Valuation Methodology

Cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Finance receivables, net	The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in January 2019 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2020, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2020	2019	2018
Provision for income taxes
Current	$14,288	$10,525	$8,757
Deferred	(1,280)	1,701	(6,360)
Total	$13,008	$12,226	$2,397

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2020	2019	2018
Tax provision at statutory rate	$13,514	$12,569	$11,827
State taxes, net of federal benefit	1,931	1,796	1,077
Tax benefit from option exercises	(1,498)	(1,961)	(1,721)
Deferred tax adjustment related to Tax Act	-	-	(8,083)
Other, net	(939)	(178)	(703)
Total	$13,008	$12,226	$2,397

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2020	2019
Deferred income tax liabilities related to:
Finance receivables	$19,342	$19,254
Property and equipment	69	-
Goodwill	90	76
Total	19,501	19,330
Deferred income tax assets related to:
Accrued liabilities	1,565	1,638
Inventory	107	127
Disallowed interest deduction	1,365	-
Share based compensation	2,490	2,186
Property and equipment	-	76
State net operating loss	42	29
Deferred revenue	953	1,015
Total	6,522	5,071
Deferred income tax liabilities, net	$12,979	$14,259

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2020	2019	2018

Weighted average shares outstanding-basic	6,630,023	6,810,879	7,232,014
Dilutive options and restricted stock	315,629	260,889	209,344

Weighted average shares outstanding-diluted	6,945,652	7,071,768	7,441,358

Antidilutive securities not included:
Options	118,750	60,000	229,000
Restricted Stock	7,224	-	-

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $4.7 million ($3.6 million after tax effects), $3.7 million ($2.8 million after tax effects) and $1.6 million ($1.1 million after tax effects) for the years ended April 30, 2020, 2019 and 2018, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Option Plan

The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Stock Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Stock Option Plan, which increased the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. The Stock Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2022 through 2029.

Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	December 30, 2029
Shares available for grant at April 30, 2020	75,000

The aggregate intrinsic value of outstanding options at April 30, 2020 and 2019 was $7.7 million and $29.9 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2020	April 30, 2019	April 30, 2018
Expected terms (years)	5.5	5.5	5.5
Risk-free interest rate	1.75%	2.79%	1.81%
Volatility	39%	36%	36%
Dividend yield	-	-	-

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

There were 225,000 options granted during fiscal 2020. The grant-date fair value of all options granted during fiscal 2020, 2019 and 2018 was $9.3 million, $3.0 million and $336,000, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2017 to April 30, 2020:

	Number	Exercise			Proceeds	Weighted Average
	of	Price			on	Exercise Price per
	Options	per Share			Exercise	Share
					(in thousands)
Outstanding at April 30, 2017	1,028,500				$34,084	$33.51
Granted	25,000		$ 37.30		933	37.30
Exercised	(323,000)	$ 11.90	to	$ 37.94	(6,692)	20.72
Expired	(15,000)	$ 44.52	to	$ 51.81	(710)	47.26
Cancelled	(20,000)	$ 41.86	to	$ 53.02	(932)	46.61
Outstanding at April 30, 2018	695,500				$26,683	$30.50
Granted	145,000	$ 53.30	to	$ 54.85	7,915	54.58
Exercised	(275,000)	$ 18.86	to	$ 53.30	(8,511)	30.95
Outstanding at April 30, 2019	565,500				$26,087	$46.13
Granted	225,000	$ 99.05	to	$ 109.06	24,287	107.95
Exercised	(121,250)	$ 22.87	to	$ 53.02	(4,517)	37.25
Cancelled	(1,500)		$ 53.02		(80)	53.02
Outstanding at April 30, 2020	667,750				$45,777	$68.55

Stock option compensation expense on a pre-tax basis was $3.6 million ($2.9 million after tax effects), $2.7 million ($2.0 million after tax effects) and $1.2 million ($773,000 after tax effects) for the years ended April 30, 2020, 2019 and 2018, respectively. As of April 30, 2020, the Company had approximately $8.7 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted-average remaining vesting period of 1.9 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2020	2019	2018

Options Exercised	121,250	275,000	323,000
Cash Received from Options Exercised	$2,928	$5,663	$2,832
Intrinsic Value of Options Exercised	$7,580	$10,817	$8,381

During the year ended April 30, 2020, there were 57,500 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 28,307 shares to satisfy the exercise price and applicable withholding taxes to acquire 29,193 shares.

As of April 30, 2020, there were 155,250 vested and exercisable stock options outstanding with an aggregate intrinsic value of $2.6 million and a weighted average remaining contractual life of 3.7 years and a weighted average exercise price of $36.38.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2017	17,000	$44.86
Shares granted	166,500	45.86
Shares vested	-	-
Shares cancelled	(4,500)	38.28
Unvested shares at April 30, 2018	179,000	$45.96
Shares granted	3,000	53.30
Shares vested	-	-
Shares cancelled	(1,500)	36.38
Unvested shares at April 30, 2019	180,500	$46.16
Shares granted	12,328	102.03
Shares vested	(7,000)	52.10
Shares cancelled	(1,000)	37.07
Unvested shares at April 30, 2020	184,828	$49.71

The fair value at vesting for awards under the stock incentive plan was $9.2 million, $8.3 million and $8.2 million in fiscal 2020, 2019 and 2018, respectively.

During the fiscal year 2020, 3,000 shares were granted with a fair value of $99.05, 4,224 shares were granted with a fair value of $109.06 and 5,104 shares were granted with a fair value of $97.97. During the fiscal year 2019, 3,000 restricted shares were granted with a fair value of $53.30 per share. During the fiscal year 2018, 132,000 restricted shares were granted with a fair value of $48.70 per share and 34,500 shares were granted with a fair value of $35.00 per share. A total of 94,199 shares remain available for award at April 30, 2020.

The Company recorded compensation cost of $1.1 million ($839,000 after tax effects), $1.0 million ($760,000 after tax effects) and $430,000 ($288,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2020, 2019 and 2018, respectively. As of April 30, 2020, the Company had $6.3 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 6.3 years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2020.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2020, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2021	$6,831
2022	6,646
2023	6,570
2024	6,043
2025	5,876
Thereafter	54,407

Total undiscounted operating lease payments	86,373
Less: imputed interest	23,563

Present value of operating lease liabilities	$62,810

The $86.4 million of operating lease commitments includes $26.2 million of non-cancelable lease commitments under the lease terms, and $60.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. The lease commitments also include $13.2 million of lease commitments associated with entities owned or controlled by a preferred shareholder of the Company’s subsidiary. For the years ended April 30, 2020, 2019 and 2018, rent expense for all operating leases amounted to approximately $6.9 million, $6.7 million and $6.2 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2020, 2019 and 2018 are as follows:

	Years Ended April 30,
(in thousands)	2020	2019	2018
Supplemental disclosures:
Interest paid	$8,152	$7,259	$5,599
Income taxes paid, net	8,505	11,022	11,092

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	51,450	51,514	42,274
Purchase of property and equipment using the issuance of debt	-	-	1,151
Loss accrued on disposal of property and equipment	3	29	-
Net settlement option exercises	1,589	2,848	3,859

N - Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended April 30, 2020 and 2019 is as follows (in thousands, except per share information):

	Year Ended April 30, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$171,878	$190,310	$186,734	$195,689	$744,611
Gross profit	61,189	67,917	65,749	69,662	264,517
Net income	15,511	13,887	12,686	9,259	51,343
Net income attributable to common stockholders	15,501	13,877	12,676	9,249	51,303
Earnings per share:
Basic	2.32	2.10	1.92	1.40	7.74
Diluted	2.21	2.00	1.83	1.35	7.39

	Year Ended April 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$164,015	$167,171	$161,054	$176,882	$669,122
Gross profit	59,933	61,045	58,063	63,569	242,610
Net income	10,884	11,281	10,895	14,565	47,625
Net income attributable to common stockholders	10,874	11,271	10,885	14,555	47,585
Earnings per share:
Basic	1.57	1.64	1.61	2.17	6.99
Diluted	1.53	1.58	1.55	2.07	6.73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2020.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2020. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2020, and our report dated June 24, 2020 expressed an unqualified opinion on those financial statements.

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

June 24, 2020

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2020 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	667,750	$68.55	308,962

Equity compensation plans not approved by the stockholders	-	-	-

(1)     Includes 94,199 shares available for issuance under the Amended and Restated Stock Incentive Plan, 75,000 shares under the Amended and Restated Stock Option Plan and 139,763 shares under the 2006 Employee Stock Purchase Plan.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2020 and 2019

Consolidated Statements of Operations for the years ended April 30, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended April 30, 2020, 2019 and 2018

Consolidated Statements of Equity for the years ended April 30, 2020, 2019 and 2018

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

10.5*

Employment Agreement, dated as of February 27, 2020, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020).

10.6*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

Exhibit Number	Description of Exhibit

10.7*	Retirement and Transition Agreement, dated as of January 1, 2018, between America’s Car-Mart, Inc. and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).

10.8

Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

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

AMERICA’S CAR-MART, INC.

Dated: June 24, 2020	By: /s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	President, Chief Executive Officer and Director	June 24, 2020
Jeffrey A. Williams	(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer	June 24, 2020
Vickie D. Judy	(Principal Financial Officer)

/s/ Ray C. Dillon	Chairman of the Board	June 24, 2020
Ray C. Dillon

/s/ Daniel J. Englander	Director	June 24, 2020
Daniel J. Englander

/s/ William H. Henderson	Director	June 24, 2020
William H. Henderson

/s/ Ann G. Bordelon	Director	June 24, 2020
Ann G. Bordelon

/s/ Jim von Gremp	Director	June 24, 2020
Jim von Gremp

/s/ Joshua G. Welch	Director	June 24, 2020
Joshua G. Welch