Form 10-Q
period 2020-07-31
AMERICAS CARMART INC
filed 2020-09-04
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-14939

AMERICA’S CAR-MART, INC.

(Exact name of registrant as specified in its charter)

Texas	63-0851141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805 North 2nd Street, Suite 401, Rogers, Arkansas 72756

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	August 28, 2020
Common stock, par value $.01 per share	6,842,072

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2020	April 30, 2020
Assets:
Cash and cash equivalents	$50,618	$59,560
Accrued interest on finance receivables	2,671	3,098
Finance receivables, net	482,528	466,141
Inventory	56,220	36,414
Prepaid expenses and other assets	4,956	4,441
Right-of-use asset	63,125	60,713
Goodwill	6,817	6,817
Property and equipment, net	32,053	30,140
Total Assets	$698,988	$667,324

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$16,794	$13,117
Income tax payable, net	4,761	3,841
Deferred payment protection plan revenue	24,878	24,480
Deferred service contract revenue	11,637	11,641
Accrued liabilities	20,995	19,729
Deferred income tax liabilities, net	14,071	12,979
Lease liability	65,320	62,810
Debt facilities	214,283	215,568
Total liabilities	372,739	364,165

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,501,408 and 13,478,733 issued at July 31, 2020 and April 30, 2020, respectively, of which 6,641,994 and 6,619,319 were outstanding at July 31, 2020 and April 30, 2020, respectively	135	135
Additional paid-in capital	92,095	88,559
Retained earnings	480,430	460,876
Less: Treasury stock, at cost, 6,859,414 and 6,859,414 shares at July 31, 2020 and April 30, 2020, respectively	(246,911)	(246,911)
Total stockholders' equity	325,749	302,659
Non-controlling interest	100	100
Total equity	325,849	302,759

Total Liabilities, Mezzanine Equity and Equity	$698,988	$667,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2020	2019
Revenues:
Sales	$162,799	$150,074
Interest and other income	25,112	21,804

Total revenue	187,911	171,878

Costs and expenses:
Cost of sales	94,874	88,885
Selling, general and administrative	28,757	28,671
Provision for credit losses	36,084	31,475
Interest expense	1,719	2,004
Depreciation and amortization	938	967
Loss on disposal of property and equipment	-	37
Total costs and expenses	162,372	152,039

Income before taxes	25,539	19,839

Provision for income taxes	5,975	4,328

Net income	$19,564	$15,511

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$19,554	$15,501

Earnings per share:
Basic	$2.95	$2.32
Diluted	$2.83	$2.21

Weighted average number of shares used in calculation:
Basic	6,632,445	6,684,282
Diluted	6,915,596	7,016,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2020	2019
Net income	$19,564	$15,511
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	36,084	31,475
Losses on claims for payment protection plan	3,939	4,230
Depreciation and amortization	938	967
Amortization of debt issuance costs	80	54
Loss on disposal of property and equipment	-	37
Stock based compensation	2,320	1,620
Deferred income taxes	1,092	873
Excess tax benefit from share based compensation	91	276
Change in operating assets and liabilities:
Finance receivable originations	(148,879)	(137,855)
Finance receivable collections	82,134	74,355
Accrued interest on finance receivables	427	(240)
Inventory	(9,471)	4,503
Prepaid expenses and other assets	(515)	(210)
Accounts payable and accrued liabilities	3,575	(1,387)
Deferred payment protection plan revenue	398	464
Deferred service contract revenue	(4)	135
Income taxes, net	829	3,100
Net cash used in operating activities	(7,398)	(2,092)

Investing Activities:
Purchase of property and equipment	(2,851)	(1,010)
Net cash used in investing activities	(2,851)	(1,010)

Financing Activities:
Exercise of stock options	1,166	80
Issuance of common stock	50	40
Purchase of common stock	-	(4,715)
Dividend payments	(10)	(10)
Change in cash overdrafts	1,466	1,890
Payments on note payable	(151)	(125)
Proceeds from revolving credit facilities	1,941	118,800
Payments on revolving credit facilities	(3,155)	(112,970)
Net cash provided by financing activities	1,307	2,990

Decrease in cash and cash equivalents	(8,942)	(112)
Cash and cash equivalents, beginning of period	59,560	1,752

Cash and cash equivalents, end of period	$50,618	$1,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564

Balance at July 31, 2020	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	552	-	40	-	-	-	40
Stock options exercised	15,815	-	80	-	-	-	80
Purchase of 55,507 treasury shares	-	-	-	-	(4,715)	-	(4,715)
Stock based compensation	-	-	1,620	-	-	-	1,620
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	15,511	-	-	15,511

Balance at July 31, 2019	13,392,397	$134	$83,345	$425,074	$(235,617)	$100	$273,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2020, the Company operated 150 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2020.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 29% of current period revenues resulting from sales to Arkansas customers.

As of July 31, 2020, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase the Company’s stock so long as either: (a) the aggregate amount of such repurchases after September 30, 2019 does not exceed $50 million, net of proceeds received from the exercise of stock options, and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, although the Company does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.4% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.7 million at July 31, 2020 and $3.1 million at April 30, 2020 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 76% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2020, 2.6% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.8% at July 31, 2019.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2020, on average, accounts were approximately 95 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At July 31, 2020, the weighted average total contract term was 33.9 months with 24.9 months remaining. The reserve amount in the allowance for credit losses at July 31, 2020, $160.8 million, was 26.5% of the principal balance in finance receivables of $643.3 million, less unearned payment protection plan revenue of $24.9 million and unearned service contract revenue of $11.6 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred over the remaining contractual lives of its finance receivables. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended July 31, 2020 was 12.8 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors, including macroeconomic factors such as higher unemployment levels, higher gasoline prices or higher prices for staple items, to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, effective execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a payment protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2020 or April 30, 2020.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. There was no impairment of goodwill during fiscal 2020, and to date, there has been no impairment during fiscal 2021.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 23.4% and 21.8% for the three months ended July 31, 2020 and July 31, 2019, respectively. Total income tax expense for the three months ended July 31, 2020 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $91,000 and $276,000 for the three months ended July 31, 2020 and July 31, 2019, respectively, related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2017.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2020 or April 30, 2020.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2020	2019

Sales – used autos	$141,634	$129,454
Wholesales – third party	6,949	7,181
Service contract sales	7,874	7,470
Payment protection plan revenue	6,342	5,969

Total	$162,799	$150,074

At July 31, 2020 and 2019, finance receivables more than 90 days past due were approximately $2.3 million and $2.0 million, respectively. Late fee revenues totaled approximately $511,000 and $485,000 for the three months ended July 31, 2020 and 2019, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2020 that was included in the April 30, 2020 deferred service contract revenue was $5.9 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $91,000 and $276,000 for the three months ended July 31, 2020 and July 31, 2019, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Adopted in Current Period

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. Our allowance for loan loss calculation was modified to comply with these new requirements and adopted for our fiscal year beginning May 1, 2020. The Company did not incur a material impact to our financial statements as a result of this adoption.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years. The Company did not incur a material impact to our financial statements as a result of this adoption.

Effective in Future Periods

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The weighted average interest rate for the portfolio was approximately 16.4% at July 31, 2020. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2020	April 30, 2020

Gross contract amount	$757,313	$728,841
Less unearned finance charges	(113,978)	(107,659)
Principal balance	643,335	621,182
Less allowance for credit losses	(160,807)	(155,041)

Finance receivables, net	$482,528	$466,141

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2020	2019

Balance at beginning of period	$466,141	$415,486
Finance receivable originations	148,879	137,855
Finance receivable collections	(82,134)	(74,355)
Provision for credit losses	(36,084)	(31,475)
Losses on claims for payment protection plan	(3,939)	(4,230)
Inventory acquired in repossession and payment protection plan claims	(10,335)	(11,671)

Balance at end of period	$482,528	$431,610

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2020	2019

Balance at beginning of period	$155,041	$127,842
Provision for credit losses	36,084	31,475
Charge-offs, net of recovered collateral	(30,318)	(29,823)

Balance at end of period	$160,807	$129,494

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 4.8% for the three months ended July 31, 2020, compared to 5.4% for the prior year period. The frequency of losses improved as a result of the sale of higher quality vehicles, improved deal structures and improved collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 13.0% for the three months ended July 31, 2020 compared to 13.5% for the same period in the prior year. The increase in the average contract term and slightly higher modifications were the primary drivers of the lower collection percentage, partially offset by improved collections on delinquent accounts. Delinquencies greater than 30 days were 2.6% for July 31, 2020 and 3.8% at July 31, 2019.

In addition to the objective factors discussed above, the Company also considers macro-economic factors such as higher unemployment levels, higher gasoline prices and higher prices for staple items to develop reasonable and supportable forecasts about the future. These economic forecasts are utilized alongside historical loss information in order to estimate losses inherent in the portfolio over the following twelve-month period, at which point the Company will revert to historical loss information to estimate losses inherent in the portfolio for the remaining contractual lives of its finance receivables.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net charge-offs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted our customers, resulting in an increased past-due amounts as a percentage of receivables. As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. Although delinquencies have improved since yearend, the uncertainty of the COVID-19 impact on the economy and unemployment could affect our collections and past due receivables going forward.

Macro-economic factors, the competitive environment on the funding side, and more importantly, proper execution of operational policies and procedures have a significant effect on additions to the allowance charged to the provision.  The Company continues to focus on operational improvements within the collections area.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2020		April 30, 2020		July 31, 2019
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$559,168	86.92%	$515,390	82.97%	$445,461	79.39%
3 - 29 days past due	67,361	10.47%	67,259	10.83%	94,254	16.80%
30 - 60 days past due	11,526	1.79%	25,311	4.07%	15,891	2.83%
61 - 90 days past due	3,028	0.47%	10,140	1.63%	3,533	0.63%
> 90 days past due	2,252	0.35%	3,082	0.50%	1,965	0.35%
Total	$643,335	100.00%	$621,182	100.00%	$561,104	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The Company does believe that the enhanced unemployment benefits under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, contributed to the improvement in delinquencies.

Finance receivables outstanding at July 31, 2020 summarized by fiscal year of origination is as follows:

(In thousands)
Fiscal Year of Origination					Prior to
2021	2020	2019	2018	2017	2017	Total
$144,383	370,955	107,823	17,163	2,073	938	$643,335

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders; such contracts generally entail a higher risk of delinquency, default, repossession, and losses than contracts made with buyers with better credit.  Therefore, the Company manages the level of risks inherent in the Company’s financing receivables as one homogenous pool. The Company monitors contract term length, down payment percentages, and collections as credit quality indicators.

	Three Months Ended July 31,
	2020	2019
Principal collected as a percent of average finance receivables	13.0%	13.5%
Average down-payment percentage	7.6%	6.5%
Average originating contract term (in months)	32.4	29.9

	July 31, 2020	July 31, 2019
Portfolio weighted average contract term, including modifications (in months)	33.9	32.1

The decrease in collections as a percentage of average finance receivables resulted primarily from an extension in the average contract term and slightly higher modifications, partially offset by improved collections on delinquent accounts. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,390 or 12.2% from the prior year quarter. As the average selling price increases and in order to remain competitive, term lengths may increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2020	April 30, 2020

Land	$7,799	$7,799
Buildings and improvements	12,678	12,678
Furniture, fixtures and equipment	14,025	14,118
Leasehold improvements	27,357	27,519
Construction in progress	6,006	3,186
Less accumulated depreciation and amortization	(35,812)	(35,160)

Total	$32,053	$30,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2020	April 30, 2020

Employee compensation	$8,054	$8,199
Cash overdrafts (see Note B)	1,466	-
Deferred sales tax (see Note B)	3,066	2,974
Reserve for PPP claims	3,054	2,926
Health insurance	1,141	1,187
Fair value of contingent consideration	2,713	2,713
Other	1,501	1,730

Total	$20,995	$19,729

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2020	April 30, 2020

Revolving lines of credit	$214,617	$215,831
Notes payable	50	79
Finance lease	323	445
Debt issuance costs	(707)	(787)

Debt facilities	$214,283	$215,568

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at July 31, 2020 and 2.98% at April 30, 2020. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at July 31, 2020. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2020, the Company had additional availability of approximately $26 million under the revolving credit facilities.

The Company recognized approximately $80,000 and $54,000 of amortization for the three months ended July 31, 2020 and 2019, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first three months of fiscal 2021 and fiscal 2020, the Company did not incur any debt issuance costs related to the Agreement. Debt issuance costs of approximately $707,000 and $787,000 as of July 31, 2020 and April 30, 2020, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $50,000 and $79,000 as of July 31, 2020 and April 30, 2020, respectively.

On March 29, 2018, the Company entered into a lease classified as a finance lease. The present value of the minimum lease payments was approximately $323,000 and $445,000 as of July 31, 2020 and April 30, 2020, respectively, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of July 31, 2020, and April 30, 2020, there was approximately $381,000 and $340,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2020 and April 30, 2020:

	July 31, 2020		April 30, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$50,618	$50,618	$59,560	$59,560
Finance receivables, net	482,528	395,651	466,141	382,027
Accounts payable	16,794	16,794	13,117	13,117
Debt facilities	214,283	214,283	215,568	215,568

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2020, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2020	2019

Weighted average shares outstanding-basic	6,632,445	6,684,282
Dilutive options and restricted stock	283,151	332,470

Weighted average shares outstanding-diluted	6,915,596	7,016,752

Antidilutive securities not included:
Options	225,000	25,000
Restricted stock	4,224	3,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2020 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.3 million ($1.8 million after tax effects) and $1.6 million ($1.2 million after tax effects) for the three months ended July 31, 2020 and 2019, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2021 through 2030.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2030
Shares available for grant at July 31, 2020	45,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2020	2019
Expected term (years)	5.5	5.5
Risk-free interest rate	0.36%	2.28%
Volatility	50%	39%
Dividend yield	-	-

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

There were 30,000 options granted during the three months ended July 31, 2020 and 25,000 options granted during the three months ended July 31, 2019. The grant-date fair value of options granted during the three months ended July 31, 2020 and 2019 was $886,000 and $974,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.1 million ($877,000 after tax effects) and $1.3 million ($998,000 after tax effects) for the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, the Company had approximately $7.6 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.3 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2020	2019

Options exercised	22,000	21,500
Cash received from option exercises	$1,166	$80
Intrinsic value of options exercised	$793	$1,284

The aggregate intrinsic value of outstanding options at July 31, 2020 and 2019 was $20.6 million and $23.5 million, respectively. As of July 31, 2020, there were 305,750 vested and exercisable stock options outstanding with an aggregate intrinsic value of $12.4 million, a weighted average remaining contractual life of 5.65 years, and a weighted average exercise price of $54.96.

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

There were 2,000 restricted shares granted during the three months ended July 31, 2020 and 3,000 restricted shares granted during the three months ended July 31, 2019. A total of 92,199 shares remained available for award at July 31, 2020. There were 186,828 unvested restricted shares outstanding as of July 31, 2020 with a weighted average grant date fair value of $49.88.

As of July 31, 2020, the Company had approximately $6.2 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 6.1 years. The Company recorded compensation cost of approximately $281,000 ($215,000 after tax effects) and $271,000 ($201,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2020 and 2019, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2020 or during the first three months of fiscal 2021.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 85% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $2.0 million for the quarter ended July 31, 2020 and $1.7 million for the quarter ended July 31, 2019.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2020, discounted at the weighted average interest rate in effect as of July 30, 2020 of approximately 4.34%, are as follows:

Maturity of lease liabilities
2021 (remaining)	$5,150
2022	6,917
2023	6,843
2024	6,322
2025	6,139
Thereafter	$56,888
Total undiscounted operating lease payments	88,259
Less: imputed interest	(22,939)
Present value of operating lease liabilities	$65,320

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at July 31, 2020.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2020	2019
Supplemental disclosures:
Interest paid	$2,030	$1,965
Income taxes paid (refunds received), net	3,962	78

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	10,335	11,671
Net settlement option exercises	-	489

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	new dealership openings;
●	performance of new dealerships;
●	same dealership revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	gross margin percentages;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	compliance with tax regulations;
●	the Company’s business and growth strategies;
●	financing the majority of growth from profits; and
●	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as well as:

●	business and economic disruptions and uncertainty resulting from the COVID-19 pandemic and efforts to mitigate the financial impact and health risks associated with the pandemic;
●	the availability of credit facilities to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;

●	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2020, the Company operated 150 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 9.3% for the first three months of fiscal 2021 compared to the same period of fiscal 2020 due to a 15.2% increase in interest income and a 12.2% increase in the average retail sales price, partially offset by a 2.8% decrease in retail units sold.  The first quarter sales volumes were impacted due to reduced inventory levels and lower customer traffic both because of the economic effect of the pandemic.

COVID-19 has had an impact on the availability and prices of the vehicles the Company purchases. Auctions and other wholesale outlets have been closed, forced to operate at limited capacity, or converted to online. The timing and duration of these closures could continue to impact the pricing and availability of product. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles.  As a result of the decreased available supply of lower cost units and high demand, inventory purchase costs remained elevated during the first quarter.  The Company was also able to take advantage of recent efforts by rental car companies to reduce their fleets, allowing us to acquire some newer model, lower mileage vehicles.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 24.8% in fiscal 2020 to 28.7% in fiscal 2017 (average of 26.9%). While credit losses as a percentage of sales have improved in each of the past three fiscal years as improvements in collection processes and higher recovery rates on repossessions progressively offset continuing competitive pressures, the Company’s credit loss results were negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities, such as repossession efforts, for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic. Although the Company’s collection efforts returned to normal operating procedures during the first quarter of 2021, resulting in improved delinquencies, there continues to be much uncertainty caused by COVID-19 and its potential impact on customers, collections, repossessions and the overall economic environment as we move forward.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses can also be impacted by competition for used vehicle financing and macro-economic factors, such as overall unemployment levels, personal income levels and general inflation, particularly within staple items such as groceries and gasoline. However, negative macro-economic conditions do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which for many customers is not a discretionary expenditure.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% or 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2020 to 40.5% from 41.4% in the prior fiscal year, while gross margin dollars per retail until sold increased by $172, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2020. The gross margin increased in the first quarter 2021 to 41.7% from 40.8% in the prior year quarter, while gross margin dollars per retail unit sold increased by $693, or 14.2%, primarily resulting from improved wholesale margins and reduced expenses of the payment protection plan product. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage to keep prices affordable for our customers, therefore, the Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term.

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

Three months ended July 31, 2020 vs. Three months ended July 31, 2019

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2020 vs.	Three Months Ended July 31,
	2020	2019	2019	2020	2019
Revenues:
Sales	$162,799	$150,074	8.5%	100.0	100.0
Interest income	25,112	21,804	15.2	15.4	14.5
Total	187,911	171,878	9.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	94,874	88,885	6.7	58.3	59.2
Selling, general and administrative	28,757	28,671	0.3	17.7	19.1
Provision for credit losses	36,084	31,475	14.6	22.2	21.0
Interest expense	1,719	2,004	(14.2)	1.1	1.3
Depreciation and amortization	938	967	(3.0)	0.6	0.6
Loss on disposal of property and equipment	-	37	-	-	-
Total	162,372	152,039	6.8

Pretax income	$25,539	$19,839		15.7	13.2

Operating Data:
Retail units sold	12,176	12,523
Average stores in operation	148	144
Average units sold per store per month	27.4	29.0
Average retail sales price	$12,800	$11,410
Gross profit per retail unit	$5,579	$4,886
Same store revenue change	5.5%	3.3%

Period End Data:
Stores open	150	145
Accounts over 30 days past due	2.6%	3.8%

Revenues increased by approximately $16.0 million, or 9.3%, for the three months ended July 31, 2020 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($9.5 million) and revenue from dealerships opened after the prior year quarter ($6.6 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended July 31, 2019 ($97,000). Interest income increased approximately $3.3 million for the three months ended July 31, 2020, as compared to the same period in the prior fiscal year, due to the $78.6 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 58.3% for the three months ended July 31, 2020 compared to 59.2% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.7% for the current year period compared to 40.8% for the prior year period. The higher gross margin percentage primarily relates to improved wholesale margins, due to the strong demand and low supply of lower priced units, and reduced expenses of the payment protection plan product.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost.  The average retail sales price for the first quarter of fiscal 2021 was $12,800, a $1,390 increase over the prior year quarter.  The Company’s purchase costs remain relatively high from a combination of a strategic management decision to purchase higher quality vehicles for our customers and consumer demand for the types of vehicles the Company purchases for resale coupled with the tightened supply of vehicles due to the impact of COVID-19.  The Company was also able to take advantage of recent efforts by rental car companies to reduce their fleets allowing us to acquire some newer model, lower mileage vehicles at affordable prices for our customers.  When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers.  Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 17.7% for the three months ended July 31, 2020, a decrease of 1.4% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $86,000 in the first quarter of fiscal 2021 compared to the same period of the prior fiscal year. As a reaction to COVID-19, the Company significantly reduced expenses, including part-time and hourly payroll, as well as other non-associate related expenses, which continued through most of the first quarter of fiscal 2021. All associates are now back to normal working hours and the Company is moving forward with the investments and initiatives that were implemented pre-pandemic. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 22.2% for the three months ended July 31, 2020 compared to 21.0% for the three months ended July 31, 2019.  Net charge-offs as a percentage of average finance receivables were 4.8% for the three months ended July 31, 2020 and 5.4% for the prior year period.  During the first quarter of fiscal 2020, the Company recorded a decrease to the allowance for credit losses from 25% to 24.5%, which resulted in a $2.6 million (1.7% of sales) credit to the provision for credit losses, contributing to the lower provision for credit losses as a percentage of sales.  Provision for credit losses as a percentage of sales for the first quarter of fiscal 2021 were improved primarily due to a lower frequency of chargeoffs positively impacted by the hard work of our associates helping customer through the pandemic and the additional CARES Act enhanced unemployment payments.  Based on the uncertainty regarding how the COVID-19 pandemic will impact collections and charge-offs going forward, management increased the allowance for credit losses at April 30, 2020 to 26.5% from 24.5%, and maintained an allowance for credit losses at 26.5% for the first quarter fiscal 2021. Although delinquencies have improved since yearend, the uncertainty of the COVID-19 impact on the economy and unemployment could affect our collections and past due receivables going forward. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales decreased slightly to 1.1% for the three months ended July 31, 2020, compared to 1.3% for the prior year period. Interest expense overall decreased $285,000, primarily due to the decrease in interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2020	April 30, 2020
Assets:
Finance receivables, net	$482,528	$466,141
Inventory	56,220	36,414
Property and equipment, net	32,053	30,140

Liabilities:
Accounts payable and accrued liabilities	37,789	32,846
Income tax payable, net	4,761	3,841
Deferred revenue	36,515	36,121
Deferred tax liabilities, net	14,071	12,979
Debt facilities	214,283	215,568

Since April 30, 2020, finance receivables have increased 3.5%, while revenues have grown 9.3% compared to the prior year quarter. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. However, during the three months ended July 31, 2020, revenues have grown faster than finance receivables due to the increasing retail price and increased finance receivables collections.

During the first three months of fiscal 2021, inventory increased by $19.8 million compared to inventory at April 30, 2020. Inventory levels as of April 30, 2020 were low due to COVID-19 uncertainty, as the Company held off on inventory purchases for a period of time during the fourth quarter of fiscal 2020 to conserve cash flow for additional clarity on restrictions and sales volumes during the pandemic, and have since returned to more normal levels.  The Company also invested in some newer model, lower mileage vehicles obtained from rental car companies as they worked to reduce their fleets.  The Company strives to improve the quality of the inventory while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes payable, net, was $4.8 million at July 31, 2020 as compared to income taxes payable, net of $3.8 million at April 30, 2020, primarily due to the timing of quarterly tax payments and the increased net income levels.

Property and equipment, net, increased by $1.9 million at July 31, 2020 as compared to property and equipment, net, at April 30, 2020. The Company incurred $2.9 million in expenditures to open new dealerships, refurbish and expand existing locations, offset by $938,000 in depreciation expense.

Accounts payable and accrued liabilities increased by $4.9 million during the first three months of fiscal 2021 as compared to accounts payable and accrued liabilities at April 30, 2020, related primarily to the increase in inventory and the deferral of the employer’s share of social security and payroll taxes as permitted under the CARES Act.

Deferred revenue increased $394,000 at July 31, 2020 as compared to April 30, 2020, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $1.1 million at July 31, 2020 as compared to April 30, 2020, due to the increase in finance receivables and utilization of the business interest deduction.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2021, the Company funded finance receivables growth of $22.2 million, inventory growth of $19.8 million, and capital expenditures of $2.9 million with income from operations and a $7.7 million increase in total debt, net of cash. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2021 due to the continued uncertainty surrounding the impact of the COVID-19 pandemic.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2020	2019
Operating activities:
Net income	$19,564	$15,511
Provision for credit losses	36,084	31,475
Losses on claims for payment protection plan	3,939	4,230
Depreciation and amortization	938	967
Stock based compensation	2,320	1,620
Finance receivable originations	(148,879)	(137,855)
Finance receivable collections	82,134	74,355
Inventory	(9,471)	4,503
Accounts payable and accrued liabilities	3,575	(1,387)
Deferred payment protection plan revenue	398	464
Deferred service contract revenue	(4)	135
Income taxes, net	829	3,100
Deferred income taxes	1,092	873
Accrued interest on finance receivables	427	(240)
Other	(344)	157
Total	(7,398)	(2,092)

Investing activities:
Purchase of property and equipment	(2,851)	(1,010)
Total	(2,851)	(1,010)

Financing activities:
Revolving credit facilities, net	(1,214)	5,830
Payments on note payable	(151)	(125)
Change in cash overdrafts	1,466	1,890
Purchase of common stock	-	(4,715)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	1,216	120
Total	1,307	2,990

Decrease in cash	$(8,942)	$(112)

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

Cash flows from operations for the three months ended July 31, 2020 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger inventory purchases, (ii) larger finance receivable originations, and (iii) a smaller increase in income taxes payable, as compared to the prior year period, partially offset by (i) larger finance receivable collections, (ii) a larger increase in accounts payable and accrued liabilities, as compared to the prior year period (iii) a larger increase in the provision for credit losses, and (iv) a larger net income. Finance receivables, net, increased by $16.4 million from April 30, 2020 to July 31, 2020.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets.  Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability.  A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.  These factors have caused purchase costs to increase generally over the last five years.  The tightened supply of vehicles due to the impact of COVID-19, including lower repossessions and auction closings, have contributed to recent price increases. The Company also made some purchases from rental car companies as they reduced their fleets, allowing us to purchase a newer model, lower mileage vehicle which contributed to the increased purchase cost.  The higher vehicle purchase costs resulted in an increase in the average sales price of $1,390, or 12.2%, during the first three months of fiscal 2021 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs.

The Company anticipates that the amount of credit available for the sub-prime auto industry will continue to remain relatively consistent with levels in recent years and will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale. Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. However, COVID-19 and the resulting economic changes substantially affected consumer behavior during the last two quarters and could have a long-term impact on the availability of credit and consumer demand depending on the duration and severity of the pandemic and resulting economic disruption.

The Company’s liquidity is also impacted by our credit losses.  Macro-economic factors such as inflation within groceries and other staple items, as well as overall unemployment levels, can also affect the Company’s collection results, credit losses and resulting liquidity.  The long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain.  The Company anticipates that the challenges facing the Company’s customer base and the economic uncertainty related to COVID-19 coupled with the extended terms could result in increased credit losses.  The Company continues to strive to reduce credit losses in spite of the current economic challenges by improving deal structures  and  focusing on improved execution at the dealership level, specifically as related to working individually with customers to address collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2020, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase shares of its common stock so long as either: (a) the aggregate amount of repurchases after September 30, 2019 does not exceed $50 million, net of proceeds received from the exercise of stock options and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the Company’s stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remains available. Thus, although the Company currently does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At July 31, 2020, the Company had approximately $50.6 million of cash on hand and approximately an additional $26 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $6.5 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist, and (iv) reduce debt to the extent excess cash is available.  Although the Company routinely repurchases its common stock, there were no repurchases made in the first quarter of fiscal 2021 due to the uncertainty of the pandemic.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2020 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at July 31, 2020.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2020.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At July 31, 2020, the weighted average total contract term was 33.9 months with 24.9 months remaining. The reserve amount in the allowance for credit losses at July 31, 2020, $160.8 million, was 26.5% of the principal balance in finance receivables of $643.3 million, less unearned payment protection plan revenue of $24.9 million and unearned service contract revenue of $11.6 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses incurred over the remaining contractual lives. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended July 31, 2020 was 12.8 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by reasonable and supportable forecasts about the future to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. The Company considers macro-economic factors such as higher unemployment levels, higher gasoline prices and higher prices for staple items to develop reasonable and supportable forecasts for the following twelve-month period. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.  A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $6.1 million.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, due to how the COVID-19 pandemic impacted collections and charge-offs, management decided to increase the allowance for credit losses at April 30, 2020 to 26.5% from 24.5%. The deterioration in economic conditions as a result of COVID-19 could result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

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

Adopted in Current Period

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. Our allowance for loan loss calculation was modified to comply with these new requirements and adopted for our fiscal year beginning May 1, 2020. The Company did not incur a material impact to our financial statements as a result of this adoption.

Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within those years. The Company did not incur a material impact to our financial statements as a result of this adoption.

Effective in Future Periods

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $214.6 million outstanding under its revolving credit facilities at July 31, 2020. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Form 10-K for the fiscal year ended April 30, 2020.

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

No shares were repurchased under the Company’s stock repurchase program during the first quarter of fiscal 2021.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.3	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

Dated: September 4, 2020