Form 10-Q
period 2020-10-31
AMERICAS CARMART INC
filed 2020-12-04
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at
Common stock, par value $.01 per share	November 27, 2020
6,624,648

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	October 31, 2020	April 30, 2020
Assets:
Cash and cash equivalents	$19,533	$59,560
Accrued interest on finance receivables	2,643	3,098
Finance receivables, net	519,810	466,141
Inventory	67,428	36,414
Prepaid expenses and other assets	4,873	4,441
Income taxes receivable, net	647	-
Right-of-use asset	61,855	60,713
Goodwill	6,817	6,817
Property and equipment, net	32,738	30,140
Total Assets	$716,344	$667,324

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$16,047	$13,117
Income tax payable, net	-	3,841
Deferred payment protection plan revenue	26,840	24,480
Deferred service contract revenue	13,236	11,641
Accrued liabilities	24,151	19,729
Deferred income tax liabilities, net	14,350	12,979
Lease liability	64,166	62,810
Debt facilities	213,523	215,568
Total liabilities	372,313	364,165

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,530,432 and 13,478,733 issued at October 31, 2020 and April 30, 2020, respectively, of which 6,602,148 and 6,619,319 were outstanding at October 31, 2020 and April 30, 2020, respectively	135	135
Additional paid-in capital	94,771	88,559
Retained earnings	501,616	460,876
Less: Treasury stock, at cost, 6,928,284 and 6,859,414 shares at October 31, 2020 and April 30, 2020, respectively	(252,991)	(246,911)
Total stockholders' equity	343,531	302,659
Non-controlling interest	100	100
Total equity	343,631	302,759

Total Liabilities, Mezzanine Equity and Equity	$716,344	$667,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Sales	$196,684	$167,743	$359,483	$317,817
Interest and other income	26,676	22,567	51,788	44,371

Total revenue	223,360	190,310	411,271	362,188

Costs and expenses:
Cost of sales	116,690	99,826	211,564	188,711
Selling, general and administrative	32,536	28,296	61,293	56,967
Provision for credit losses	43,862	41,177	79,946	72,652
Interest expense	1,658	2,081	3,377	4,085
Depreciation and amortization	928	971	1,866	1,938
Loss (gain) on disposal of property and equipment	(64)	2	(64)	39
Total costs and expenses	195,610	172,353	357,982	324,392

Income before taxes	27,750	17,957	53,289	37,796

Provision for income taxes	6,554	4,070	12,529	8,398

Net income	$21,196	$13,887	$40,760	$29,398

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$21,186	$13,877	$40,740	$29,378

Earnings per share:
Basic	$3.20	$2.10	$6.14	$4.42
Diluted	$3.05	$2.00	$5.88	$4.21

Weighted average number of shares used in calculation:
Basic	6,627,780	6,621,562	6,630,112	6,652,922
Diluted	6,935,707	6,952,667	6,925,651	6,984,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Six Months Ended October 31,
Operating Activities:	2020	2019
Net income	$40,760	$29,398
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	79,946	72,652
Losses on claims for payment protection plan	8,918	8,359
Depreciation and amortization	1,866	1,938
Amortization of debt issuance costs	168	115
Loss (gain) on disposal of property and equipment	(64)	39
Stock based compensation	3,715	2,212
Deferred income taxes	1,371	2,023
Excess tax benefit from share based compensation	331	415
Change in operating assets and liabilities:
Finance receivable originations	(333,255)	(293,174)
Finance receivable collections	168,348	151,075
Accrued interest on finance receivables	455	(380)
Inventory	(8,640)	14,348
Prepaid expenses and other assets	(432)	(178)
Accounts payable and accrued liabilities	7,644	647
Deferred payment protection plan revenue	2,360	1,469
Deferred service contract revenue	1,595	673
Income taxes, net	(4,819)	(10)
Net cash used in operating activities	(29,733)	(8,379)

Investing Activities:
Purchase of property and equipment	(5,043)	(1,661)
Proceeds from sale of property and equipment	643	9
Net cash used in investing activities	(4,400)	(1,652)

Financing Activities:
Exercise of stock options	2,378	865
Issuance of common stock	119	90
Purchase of common stock	(6,080)	(14,696)
Dividend payments	(20)	(20)
Change in cash overdrafts	(78)	577
Debt issuance costs	(51)	(435)
Payments on note payable	(302)	(250)
Proceeds from revolving credit facilities	3,585	258,040
Payments on revolving credit facilities	(5,445)	(233,418)
Net cash (used in) provided by financing activities	(5,894)	10,753

(Decrease) increase in cash and cash equivalents	(40,027)	722
Cash and cash equivalents, beginning of period	59,560	1,752

Cash and cash equivalents, end of period	$19,533	$2,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564

Balance at July 31, 2020	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

Issuance of common stock	958	-	69	-	-	-	69
Stock options exercised	28,066	-	1,212	-	-	-	1,212
Purchase of 68,870 treasury shares	-	-	-	-	(6,080)	-	(6,080)
Stock based compensation	-	-	1,395	-	-	-	1,395
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	21,196	-	-	21,196

Balance at October 31, 2020	13,530,432	$135	$94,771	$501,616	$(252,991)	$100	$343,631

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	552	-	40	-	-	-	40
Stock options exercised	15,815	-	80	-	-	-	80
Purchase of 55,507 treasury shares	-	-	-	-	(4,715)	-	(4,715)
Stock based compensation	-	-	1,620	-	-	-	1,620
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	15,511	-	-	15,511

Balance at July 31, 2019	13,392,397	$134	$83,345	$425,074	$(235,617)	$100	$273,036

Issuance of common stock	631	-	50	-	-	-	50
Stock options exercised	17,500	-	785	-	-	-	785
Purchase of 112,091 treasury shares	-	-	-	-	(9,981)	-	(9,981)
Stock based compensation	-	-	592	-	-	-	592
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,887	-	-	13,887

Balance at October 31, 2019	13,410,528	$134	$84,772	$438,951	$(245,598)	$100	$278,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2020, the Company operated 150 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2020.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28% of current period revenues resulting from sales to Arkansas customers.

As of October 31, 2020, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($2.6 million at October 31, 2020 and $3.1 million at April 30, 2020 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 77% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At October 31, 2020, 2.5% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.5% at October 31, 2019.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended October 31, 2020, on average, accounts were approximately 76 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At October 31, 2020, the weighted average total contract term was 34.7 months with 26.0 months remaining. The reserve amount in the allowance for credit losses at October 31, 2020, $173.0 million, was 26.5% of the principal balance in finance receivables of $692.8 million, less unearned payment protection plan revenue of $26.8 million and unearned service contract revenue of $13.2 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended October 31, 2020 was 13.0 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors, including fluctuations in the fair market value of repossessed vehicles, and macroeconomic factors such as higher unemployment levels, higher gasoline prices or higher prices for staple items, to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.  While challenging economic conditions can negatively impact credit losses, effective execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a debt cancellation agreement (internally referred to as the payment protection plan, or PPP) as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred payment protection plan revenues, an additional liability is recorded for such difference. No such liability was required at October 31, 2020 or April 30, 2020.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 23.5% and 22.2% for the six months ended October 31, 2020 and October 31, 2019, respectively. Total income tax expense for the six months ended October 31, 2020 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $331,000 and $415,000 for the six months ended October 31, 2020 and October 31, 2019, respectively, related to excess tax benefits on share based compensation, which is recorded in the income tax provision pursuant to ASU 2016-09, which was adopted on May 1, 2017.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2020 or April 30, 2020.

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

Sales consist of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2020	2019	2020	2019

Sales – used autos	$172,813	$145,489	$314,447	$274,943
Wholesales – third party	9,283	8,245	16,232	15,426
Service contract sales	7,969	7,830	15,843	15,300
Payment protection plan revenue	6,619	6,179	12,961	12,148

Total	$196,684	$167,743	$359,483	$317,817

At October 31, 2020 and 2019, finance receivables more than 90 days past due were approximately $1.6 million and $2.2 million, respectively. Late fee revenues totaled approximately $1.1 million and $980,000 for the six months ended October 31, 2020 and 2019, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2020 that was included in the April 30, 2020 deferred service contract revenue was $9.3 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $331,000 and $415,000 for the six months ended October 31, 2020 and October 31, 2019, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months. The weighted average interest rate for the portfolio was approximately 16.5% at October 31, 2020. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s financing receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	October 31, 2020	April 30, 2020

Gross contract amount	$820,079	$728,841
Less unearned finance charges	(127,304)	(107,659)
Principal balance	692,775	621,182
Less allowance for credit losses	(172,965)	(155,041)

Finance receivables, net	$519,810	$466,141

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2020	2019

Balance at beginning of period	$466,141	$415,486
Finance receivable originations	333,255	293,174
Finance receivable collections	(168,348)	(151,075)
Provision for credit losses	(79,946)	(72,652)
Losses on claims for payment protection plan	(8,918)	(8,359)
Inventory acquired in repossession and payment protection plan claims	(22,374)	(24,968)

Balance at end of period	$519,810	$451,606

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2020	2019

Balance at beginning of period	$155,041	$127,842
Provision for credit losses	79,946	72,652
Charge-offs, net of recovered collateral	(62,022)	(65,013)

Balance at end of period	$172,965	$135,481

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 9.6% for the six months ended October 31, 2020, compared to 11.5% for the prior year period. The frequency of losses improved as a result of the sale of higher quality vehicles, improved deal structures and improved collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 25.9% for the six months ended October 31, 2020 compared to 26.8% for the same period in the prior year. The increase in the average contract term and slightly higher modifications were the primary drivers of the lower collection percentage, partially offset by improved collections on delinquent accounts. Delinquencies greater than 30 days were 2.5% for October 31, 2020 and 3.5% at October 31, 2019.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2020		April 30, 2020		October 31, 2019
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$604,306	87.23%	$515,390	82.97%	$478,136	81.44%
3 - 29 days past due	71,412	10.31%	67,259	10.83%	88,606	15.09%
30 - 60 days past due	12,434	1.79%	25,311	4.07%	14,267	2.43%
61 - 90 days past due	3,047	0.44%	10,140	1.63%	3,852	0.66%
> 90 days past due	1,576	0.23%	3,082	0.50%	2,226	0.38%
Total	$692,775	100.00%	$621,182	100.00%	$587,087	100.00%

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

Finance receivables outstanding at October 31, 2020 summarized by fiscal year of origination is as follows:

In thousands)
Fiscal Year of Origination					Prior to
2021	2020	2019	2018	2017	2017	Total
$300,859	304,214	75,570	10,020	1,427	685	$692,775

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

	Six Months Ended October 31,
	2020	2019

Principal collected as a percent of average finance receivables	25.9%	26.8%
Average down-payment percentage	6.9%	6.2%
Average originating contract term (in months)	33.1	30.2

	October 31, 2020	October 31, 2019
Portfolio weighted average contract term, including modifications (in months)	34.7	32.3

The decrease in collections as a percentage of average finance receivables resulted primarily from an extension in the average contract term, partially offset by improved collections on delinquent accounts. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,598 or 13.9% from the prior year period. If the average selling price increases and in order to remain competitive, term lengths may continue to increase.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2020	April 30, 2020

Land	$7,594	$7,799
Buildings and improvements	12,062	12,678
Furniture, fixtures and equipment	14,502	14,118
Leasehold improvements	28,975	27,519
Construction in progress	6,007	3,186
Less accumulated depreciation and amortization	(36,402)	(35,160)

Total	$32,738	$30,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2020	April 30, 2020

Employee compensation	$10,839	$8,199
Deferred sales tax (see Note B)	4,947	2,974
Reserve for PPP claims	3,028	2,926
Health insurance	813	1,187
Fair value of contingent consideration	2,713	2,713
Other	1,811	1,730

Total	$24,151	$19,729

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	October 31, 2020	April 30, 2020

Revolving lines of credit	$213,971	$215,831
Notes payable	20	79
Finance lease	202	445
Debt issuance costs	(670)	(787)

Debt facilities	$213,523	$215,568

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at October 31, 2020 and 2.98% at April 30, 2020. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at October 31, 2020.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. On October 29, 2020, the Company and its lenders amended the Agreement to expand the eligibility of the Company’s medium- and long-term finance receivables in determining the amount of borrowing availability and to make other accommodations allowing the Company to acquire and dispose of certain assets without the lenders’ consent. Based upon eligible finance receivables and inventory at October 31, 2020, the Company had additional availability of approximately $27 million under the revolving credit facilities.

The Company recognized approximately $168,000 and $115,000 of amortization for the six months ended October 31, 2020 and 2019, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first six months of fiscal 2021 and fiscal 2020, the Company incurred $51,000 and $435,000, respectively, in debt issuance costs related to the Agreement. Debt issuance costs of approximately $670,000 and $787,000 as of October 31, 2020 and April 30, 2020, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matures in December 2020, bears interest at a rate of 3.50% and is secured by the property. The balance on this note payable was approximately $20,000 and $79,000 as of October 31, 2020 and April 30, 2020, respectively.

On March 29, 2018, the Company entered into a lease classified as a finance lease. The present value of the minimum lease payments was approximately $202,000 and $445,000 as of October 31, 2020 and April 30, 2020, respectively, which is included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. As of October 31, 2020, and April 30, 2020, there was approximately $422,000 and $340,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2020 and April 30, 2020:

	October 31, 2020		April 30, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$19,533	$19,533	$59,560	$59,560
Finance receivables, net	519,810	426,057	466,141	382,027
Accounts payable	16,047	16,047	13,117	13,117
Debt facilities	213,523	213,523	215,568	215,568

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at October 31, 2020, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,
	2020	2019

Weighted average shares outstanding-basic	6,627,780	6,621,562
Dilutive options and restricted stock	307,927	331,105

Weighted average shares outstanding-diluted	6,935,707	6,952,667

Antidilutive securities not included:
Options	225,000	25,000
Restricted stock	-	3,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at October 31, 2020 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.7 million ($2.8 million after tax effects) and $2.2 million ($1.7 million after tax effects) for the six months ended October 31, 2020 and 2019, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2020 through 2030.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2030
Shares available for grant at October 31, 2020	245,000

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

There were 30,000 options granted during the six months ended October 31, 2020 and 25,000 options granted during the six months ended October 31, 2019. The grant-date fair value of options granted during the six months ended October 31, 2020 and 2019 was $886,000 and $974,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $2.2 million ($1.7 million after tax effects) and $1.7 million ($1.3 million after tax effects) for the six months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, the Company had approximately $6.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 2.1 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2020	2019

Options exercised	55,566	39,000
Cash received from option exercises	$2,548	$864
Intrinsic value of options exercised	$2,439	$2,083

The aggregate intrinsic value of outstanding options at October 31, 2020 and 2019 was $15.6 million and $23.1 million, respectively. As of October 31, 2020, there were 272,184 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.8 million, a weighted average remaining contractual life of 5.5 years, and a weighted average exercise price of $55.23.

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

There were 2,000 restricted shares granted during the six months ended October 31, 2020 and 3,000 restricted shares granted during the six months ended October 31, 2019. A total of 92,199 shares remained available for award at October 31, 2020. There were 186,828 unvested restricted shares outstanding as of October 31, 2020 with a weighted average grant date fair value of $49.88.

As of October 31, 2020, the Company had approximately $5.9 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.8 years. The Company recorded compensation cost of approximately $561,000 ($426,000 after tax effects) and $521,000 ($399,000 after tax effects) related to the Restated Incentive Plan during the six months ended October 31, 2020 and 2019, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2020 or during the first six months of fiscal 2021.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 85% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $4.0 million for the six months ended October 31, 2020 and $3.5 million for the prior year period.

Scheduled amounts and timing of cash flows arising from operating lease payments as of October 31, 2020, discounted at the weighted average interest rate in effect as of October 31, 2020 of approximately 4.34%, are as follows:

Maturity of lease liabilities
2021 (remaining)	$3,488
2022	6,989
2023	6,915
2024	6,398
2025	6,218
Thereafter	$57,801
Total undiscounted operating lease payments	87,809
Less: imputed interest	(23,643)
Present value of operating lease liabilities	$64,166

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at October 31, 2020.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(in thousands)	2020	2019
Supplemental disclosures:
Interest paid	$3,722	$3,990
Income taxes paid (refunds received), net	15,645	5,975

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	22,374	24,968
Net settlement option exercises	389	489

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as well as:

●	business and economic disruptions and uncertainty resulting from the COVID-19 pandemic and efforts to mitigate the financial impact and health risks associated with the pandemic;
●	the availability of credit facilities to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;

●	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
●	ability to keep pace with technological advances and changes in customer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2020, the Company operated 150 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 13.6% for the first six months of fiscal 2021 compared to the same period of fiscal 2020 due to a 16.7% increase in interest income and a 13.9% increase in the average retail sales price, partially offset by a 0.3% decrease in retail units sold. The Company experienced lower sales volumes during the first three months of the fiscal year due to reduced inventory levels and lower customer traffic, both of which resulted from the economic effect of the pandemic. Sales and consumer traffic in the last three months returned to a more normalized pace.

COVID-19 has had an impact on the availability and prices of the vehicles the Company purchases. Auctions and other wholesale outlets have been closed, forced to operate at limited capacity, or converted to strictly online operations. Repossessions nationwide have been at historical lows, contributing to a tight supply of vehicles, particularly at the lower price points. The timing and duration of these events could continue to impact the pricing and availability of product. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles. As a result of the decreased available supply of lower cost units and high demand, inventory purchase costs remained elevated throughout the first six months of fiscal 2021. The Company has also been able to take advantage of recent efforts by rental car companies to reduce their fleets and establishing vendor relationships with these companies, allowing us to acquire some newer model, lower mileage vehicles.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 24.8% in fiscal 2020 to 28.7% in fiscal 2017 (average of 26.9%). While credit losses as a percentage of sales have improved in each of the past three fiscal years as improvements in collection processes and higher recovery rates on repossessions progressively offset continuing competitive pressures, the Company’s credit loss results were negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities, such as repossession efforts, for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic. The Company’s return to normal operating procedures and collection efforts during the first quarter of 2021 has improved delinquencies and brought credit loss results for the first six months of fiscal 2021 back to levels comparable to the prior fiscal year period. However, there continues to be much uncertainty caused by COVID-19 and its potential impact on customers, collections, repossessions and the overall economic environment as we move forward.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% to 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2020 to 40.5% from 41.4% in the prior fiscal year, while gross margin dollars per retail until sold increased by $172, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2020. The gross margin increased in the first six months of 2021 to 41.1% from 40.6% in the prior year period, while gross margin dollars per retail unit sold increased by $734, or 14.9%, primarily resulting from improved wholesale margins and reduced expenses of the payment protection plan product. Despite these improvements, the Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the Company strives to keep sales prices affordable for our customers.

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

Three months ended October 31, 2020 vs. Three months ended October 31, 2019

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2020 vs.	Three Months Ended October 31,
	2020	2019	2019	2020	2019
Revenues:
Sales	$196,684	$167,743	17.3%	100.0	100.0
Interest income	26,676	22,567	18.2	13.6	13.5
Total	223,360	190,310	17.4

Costs and expenses:
Cost of sales, excluding depreciation shown below	116,690	99,826	16.9	59.3	59.5
Selling, general and administrative	32,536	28,296	15.0	16.5	16.9
Provision for credit losses	43,862	41,177	6.5	22.3	24.5
Interest expense	1,658	2,081	(20.3)	0.8	1.2
Depreciation and amortization	928	971	(4.4)	0.5	0.6
Loss (gain) on disposal of property and equipment	(64)	2	(3300.0)	-	-
Total	195,610	172,353	13.5

Pretax income	$27,750	$17,957		14.1	10.7

Operating Data:
Retail units sold	14,022	13,763
Average stores in operation	150	145
Average units sold per store per month	31.2	31.6
Average retail sales price	$13,365	$11,589
Gross profit per retail unit	$5,705	$4,935
Same store revenue change	12.8%	12.2%

Period End Data:
Stores open	150	145
Accounts over 30 days past due	2.5%	3.5%

Revenues increased by approximately $33.1 million, or 17.4%, for the three months ended October 31, 2020 as compared to the same period in the prior fiscal year.  The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($24.4 million) and revenue from dealerships opened after the prior year quarter ($8.8 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended October 31, 2019 ($113,000).  Revenue growth was primarily related to a 15.3% increase in the average retail sales price, as well as a 1.9% increase in retail units sold. Interest income increased approximately $4.1 million for the three months ended October 31, 2020, as compared to the same period in the prior fiscal year, due to the $92.8 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 59.3% for the three months ended October 31, 2020 compared to 59.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.7% for the current year period compared to 40.5% for the prior year period. The higher gross margin percentage primarily relates to improved wholesale margins, due to the strong demand and low supply of lower priced units, which were partially offset by the effects of an increase in the average price of the Company’s retail sales.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost.  The average retail sales price for the second quarter of fiscal 2021 was $13,365, a $1,776 increase over the prior year quarter.  The Company’s purchase costs remain relatively high from a combination of a strategic management decision to purchase higher quality vehicles for our customers and consumer demand for the types of vehicles the Company purchases for resale, coupled with the tightened supply of vehicles due to the impact of COVID-19.  The Company was also able to take advantage of recent efforts by rental car companies to reduce their fleets allowing us to acquire some newer model, lower mileage vehicles at affordable prices for our customers, which contributed to the increase in purchase costs.  When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers.  Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 16.5% for the three months ended October 31, 2020, a decrease of 0.4% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $4.2 million in the second quarter of fiscal 2021 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated based on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 22.3% for the three months ended October 31, 2020 compared to 24.5% for the three months ended October 31, 2019. Net charge-offs as a percentage of average finance receivables were 4.7% for the three months ended October 31, 2020 and 6.1% for the prior year period. Provision for credit losses as a percentage of sales for the second quarter of fiscal 2021 improved primarily due to a lower frequency of chargeoffs. Based on uncertainties regarding macro-economic conditions, the political environment the continuing impacts of the COVID-19 pandemic, management maintained the allowance for credit losses at 26.5% for the first six months of fiscal 2021 after increasing it from 24.5% to 26.5% at April 30, 2020. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales decreased slightly to 0.8% for the three months ended October 31, 2020, compared to 1.2% for the prior year period. Interest expense overall decreased $423,000, primarily due to the decrease in interest rates.

Six months ended October 31, 2020 vs. Six months ended October 31, 2019

			% Change	As a % of Sales
	Six Months Ended October 31,		2020 vs.	Six Months Ended October 31,
	2020	2019	2019	2020	2019

Revenues:
Sales	$359,483	$317,817	13.1%	100.0	100.0
Interest income	51,788	44,371	16.7	14.4	14.0
Total	411,271	362,188	13.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	211,564	188,711	12.1	58.9	59.4
Selling, general and administrative	61,293	56,967	7.6	17.1	17.9
Provision for credit losses	79,946	72,652	10.0	22.2	22.9
Interest expense	3,377	4,085	(17.3)	0.9	1.3
Depreciation and amortization	1,866	1,938	(3.7)	0.5	0.6
Loss on Disposal of Property and Equipment	(64)	39	(264.1)	-	-
Total	357,982	324,392	10.4

Pretax income	$53,289	$37,796		14.8%	11.9%

Operating Data:
Retail units sold	26,198	26,286
Average stores in operation	150	145
Average units sold per store per month	29.1	30.2
Average retail sales price	$13,102	$11,504
Gross profit per retail unit	5,646	4,912
Same store revenue change	9.5%	7.6%

Period End Data:
Stores open	150	145
Accounts over 30 days past due	2.5%	3.5%

Revenues increased by approximately $49.1 million, or 13.6%, for the six months ended October 31, 2020 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full six months in both current and prior year period ($34.2 million) and revenue growth from dealerships opened during or after the prior year quarter ($15.1 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended October 31, 2019 ($210,000). Revenue growth was primarily related to a 13.9% increase in the average retail sales price, partially offset by a 0.3% decrease in retail units sold. Interest income increased approximately $7.4 million for the six months ended October 31, 2020, as compared to the same period in the prior fiscal year due to the $85.7 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 58.9% for the six months ended October 31, 2020 compared to 59.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 41.1% for the current year period compared to 40.6% for the prior year period. The higher gross margin percentage primarily relates to improved wholesale margins, due to the strong demand and low supply of lower priced units, and reduced expenses of the payment protection plan product, which were partially offset by the effects of an increase in the average price of the Company’s retail sales.

The average retail sales price for the six months ended October 31, 2020 was $13,102, a $1,598 increase over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 17.1% for the six months ended October 31, 2020, a decrease of 0.8% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $4.3 million in the six months ended October 31, 2020, compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service.

Provision for credit losses as a percentage of sales was 22.2% for the six months ended October 31, 2020 compared to 22.9% for the six months ended October 31, 2019. Net charge-offs as a percentage of average finance receivables were 9.6% for the six months ended October 31, 2020 and 11.5% for the prior year period. The decrease in the provision for credit losses as a percentage of sales is primarily due to a lower frequency of losses and improved and consistent collections practices.

Interest expense as a percentage of sales decreased slightly to 0.9% from 1.3% for the prior year period. Interest expense decreased $708,000 due to a decrease in interest rates.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2020	April 30, 2020
Assets:
Finance receivables, net	$519,810	$466,141
Inventory	67,428	36,414
Income taxes receivable, net	647	-
Property and equipment, net	32,738	30,140

Liabilities:
Accounts payable and accrued liabilities	40,198	32,846
Income tax payable, net	-	3,841
Deferred revenue	40,076	36,121
Deferred tax liabilities, net	14,350	12,979
Debt facilities	213,523	215,568

Since April 30, 2020, finance receivables have increased 11.5%, while revenues have grown 13.6% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. However, during the six months ended October 31, 2020, revenues have grown faster than finance receivables due to the increasing retail price.

During the first six months of fiscal 2021, inventory increased by $31.0 million compared to inventory at April 30, 2020. Inventory levels as of April 30, 2020 were low due to COVID-19 uncertainty, as the Company held off on inventory purchases for a period of time during the fourth quarter of fiscal 2020 to conserve cash flow until there was additional clarity on restrictions and sales volumes during the pandemic. The Company has since increased inventory levels to a more normal level to support consumer demand. The Company also invested in some newer model, lower mileage vehicles obtained from rental car companies as they worked to reduce their fleets. The Company strives to improve the quality of the inventory while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes receivable, net, was $647,000 at October 31, 2020 as compared to income taxes payable, net of $3.8 million at April 30, 2020, primarily due to the timing of quarterly tax payments.

Property and equipment, net, increased by $2.6 million at October 31, 2020 as compared to property and equipment, net, at April 30, 2020. The Company incurred $5.0 million in expenditures to open new dealerships, refurbish and expand existing locations, offset by $1.9 million in depreciation expense and $500,000 in net disposals.

Accounts payable and accrued liabilities increased by $7.4 million during the first six months of fiscal 2021 as compared to accounts payable and accrued liabilities at April 30, 2020, related primarily to the increase in inventory and the deferral of the employer’s share of social security and payroll taxes as permitted under the CARES Act.

Deferred revenue increased $4.0 million at October 31, 2020 as compared to April 30, 2020, primarily resulting from increased sales of the payment protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $1.4 million at October 31, 2020 as compared to April 30, 2020, due to the increase in finance receivables and utilization of the business interest deduction.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first six months of fiscal 2021, the Company funded finance receivables growth of $71.6 million, inventory growth of $31.0 million, $6.1 million in common stock repurchases, and capital expenditures of $5.0 million with income from operations and a $38.0 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2020	2019
Operating activities:
Net income	$40,760	$29,398
Provision for credit losses	79,946	72,652
Losses on claims for payment protection plan	8,918	8,359
Depreciation and amortization	1,866	1,938
Stock based compensation	3,715	2,212
Finance receivable originations	(333,255)	(293,174)
Finance receivable collections	168,348	151,075
Inventory	(8,640)	14,348
Accounts payable and accrued liabilities	7,644	647
Deferred payment protection plan revenue	2,360	1,469
Deferred service contract revenue	1,595	673
Income taxes, net	(4,819)	(10)
Deferred income taxes	1,371	2,023
Accrued interest on finance receivables	455	(380)
Other	3	391
Total	(29,733)	(8,379)

Investing activities:
Purchase of property and equipment	(5,043)	(1,661)
Proceeds from sale of property and equipment	643	9
Total	(4,400)	(1,652)

Financing activities:
Revolving credit facilities, net	(1,860)	24,622
Payments on note payable	(302)	(250)
Change in cash overdrafts	(78)	577
Debt issuance costs	(51)	(435)
Purchase of common stock	(6,080)	(14,696)
Dividend payments	(20)	(20)
Exercise of stock options and issuance of common stock	2,497	955
Total	(5,894)	10,753

(Decrease) increase in cash	$(40,027)	$722

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

Cash flows from operations for the six months ended October 31, 2020 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivable originations, (ii) larger payments on revolving credit facilities, and (iii) larger inventory purchases, partially offset by (i) larger finance receivable collections, (ii) larger net income, (iii) less treasury stock repurchases, (iv) a larger increase in the provision for credit losses, and (v) a larger increase in accounts payable and accrued liabilities, as compared to the prior year period. Finance receivables, net, increased by $53.7 million from April 30, 2020 to October 31, 2020.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The tightened supply of vehicles due to the impact of COVID-19, including lower repossessions and auction closings, have contributed to recent price increases. The Company also made some purchases from rental car companies as they reduced their fleets, allowing us to purchase newer model, lower mileage vehicles which contributed to the increased purchase costs. The higher vehicle purchase costs resulted in an increase in the average sales price of $1,598, or 13.9%, during the first six months of fiscal 2021 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs.

The Company anticipates that the amount of credit available for the sub-prime auto industry will continue to remain relatively consistent with levels in recent years and will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale. Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. However, COVID-19 and the resulting economic changes substantially affected consumer behavior during the last three quarters and could have a long-term impact on the availability of credit and consumer demand depending on the duration and severity of the pandemic and resulting economic disruption.

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as inflation within groceries and other staple items, as well as overall unemployment levels, can also affect the Company’s collection results, credit losses and resulting liquidity. The long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain. The Company anticipates that the challenges facing the Company’s customer base and the economic uncertainty related to COVID-19 coupled with the extended contract terms could result in increased credit losses. The Company continues to strive to reduce credit losses in spite of the current economic challenges by improving deal structures and focusing on improved execution at the dealership level, specifically as related to working individually with customers to address collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of October 31, 2020, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At October 31, 2020, the Company had approximately $19.5 million of cash on hand and approximately an additional $27 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

   The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at October 31, 2020.

   Other than this letter of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2020.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At October 31, 2020, the weighted average total contract term was 34.7 months with 26.0 months remaining. The reserve amount in the allowance for credit losses at October 31, 2020, $173.0 million, was 26.5% of the principal balance in finance receivables of $692.8 million, less unearned payment protection plan revenue of $26.8 million and unearned service contract revenue of $13.2 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended October 31, 2020 was 13.0 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by reasonable and supportable forecasts about the future to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. The Company considers macro-economic factors such as higher unemployment levels, higher gasoline prices and higher prices for staple items to develop reasonable and supportable forecasts for the following twelve-month period. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $6.5 million.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $214.0 million outstanding under its revolving credit facilities at October 31, 2020. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

The ability to keep pace with technological advances and changes in consumer behavior affecting our business.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2020 through August 31, 2020	-	-	-	125,109
September 1, 2020 through September 30, 2020	68,870	88.29	68,870	56,239
October 1, 2020 through October 31, 2020	-	-	-	56,239
Total	68,870	88.29	68,870

(1)	The above described stock repurchase program has no expiration date.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.3	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

10.4	Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.5	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement dated October 27, 2020, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

Dated: December 4, 2020