Form 10-Q
period 2021-01-31
AMERICAS CARMART INC
filed 2021-03-05
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	February 26, 2021
Common stock, par value $.01 per share	6,612,917

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	January 31, 2021	April 30, 2020
Assets:
Cash and cash equivalents	$4,161	$59,560
Accrued interest on finance receivables	3,008	3,098
Finance receivables, net	558,941	466,141
Inventory	68,554	36,414
Prepaid expenses and other assets	5,411	4,441
Right-of-use asset	61,234	60,713
Goodwill	6,817	6,817
Property and equipment, net	33,811	30,140
Total Assets	$741,937	$667,324

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$18,751	$13,117
Income tax payable, net	328	3,841
Deferred payment protection plan revenue	28,786	24,480
Deferred service contract revenue	15,431	11,641
Accrued liabilities	25,404	19,729
Deferred income tax liabilities, net	15,465	12,979
Lease liability	63,620	62,810
Debt facilities	210,478	215,568
Total liabilities	378,263	364,165

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,575,171 and 13,478,733 issued at January 31, 2021 and April 30, 2020, respectively, of which 6,615,688 and 6,619,319 were outstanding at

January 31, 2021 and April 30, 2020, respectively	136	135
Additional paid-in capital	98,281	88,559
Retained earnings	521,488	460,876
Less: Treasury stock, at cost, 6,959,483 and 6,859,414 shares at January 31, 2021 and April 30, 2020, respectively	(256,731)	(246,911)
Total stockholders' equity	363,174	302,659
Non-controlling interest	100	100
Total equity	363,274	302,759

Total Liabilities, Mezzanine Equity and Equity	$741,937	$667,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenues:
Sales	$199,957	$163,253	$559,440	$481,070
Interest and other income	28,303	23,481	80,091	67,852

Total revenue	228,260	186,734	639,531	548,922

Costs and expenses:
Cost of sales	118,816	97,504	330,380	286,215
Selling, general and administrative	33,423	30,331	94,716	87,298
Provision for credit losses	47,639	40,233	127,585	112,885
Interest expense	1,705	2,024	5,082	6,109
Depreciation and amortization	906	975	2,772	2,913
Loss (gain) on disposal of property and equipment	22	-	(42)	39
Total costs and expenses	202,511	171,067	560,493	495,459

Income before taxes	25,749	15,667	79,038	53,463

Provision for income taxes	5,867	2,981	18,396	11,379

Net income	$19,882	$12,686	$60,642	$42,084

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$19,872	$12,676	$60,612	$42,054

Earnings per share:
Basic	$3.00	$1.92	$9.14	$6.34
Diluted	$2.85	$1.83	$8.73	$6.03

Weighted average number of shares used in calculation:
Basic	6,634,125	6,597,643	6,631,450	6,634,496
Diluted	6,966,188	6,940,124	6,939,164	6,969,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Nine Months Ended January 31,
Operating Activities:	2021	2020
Net income	$60,642	$42,084
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	127,585	112,885
Losses on claims for payment protection plan	13,898	13,141
Depreciation and amortization	2,772	2,913
Amortization of debt issuance costs	266	191
Loss (gain) on disposal of property and equipment	(42)	39
Stock based compensation	4,969	3,150
Deferred income taxes	2,486	1,568
Excess tax benefit from share based compensation	672	1,338
Change in operating assets and liabilities:
Finance receivable originations	(524,820)	(446,093)
Finance receivable collections	254,845	229,973
Accrued interest on finance receivables	90	(255)
Inventory	3,552	21,782
Prepaid expenses and other assets	(970)	(86)
Accounts payable and accrued liabilities	10,685	1,116
Deferred payment protection plan revenue	4,306	2,199
Deferred service contract revenue	3,790	800
Income taxes, net	(4,185)	(174)
Net cash used in operating activities	(39,459)	(13,429)

Investing Activities:
Purchase of property and equipment	(7,011)	(3,244)
Proceeds from sale of property and equipment	610	9
Net cash used in investing activities	(6,401)	(3,235)

Financing Activities:
Exercise of stock options	4,561	1,738
Issuance of common stock	193	141
Purchase of common stock	(9,820)	(15,823)
Dividend payments	(30)	(30)
Change in cash overdrafts	913	(222)
Debt issuance costs	(282)	(459)
Payments on note payable	(443)	(374)
Proceeds from revolving credit facilities	11,316	384,690
Payments on revolving credit facilities	(15,947)	(352,666)
Net cash provided by (used in) provided by financing activities	(9,539)	16,995

Increase (decrease) in cash and cash equivalents	(55,399)	331
Cash and cash equivalents, beginning of period	59,560	1,752

Cash and cash equivalents, end of period	$4,161	$2,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564

Balance at July 31, 2020	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

Issuance of common stock	958	-	69	-	-	-	69
Stock options exercised	28,066	-	1,212	-	-	-	1,212
Purchase of 68,870 treasury shares	-	-	-	-	(6,080)	-	(6,080)
Stock based compensation	-	-	1,395	-	-	-	1,395
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	21,196	-	-	21,196

Balance at October 31, 2020	13,530,432	$135	$94,771	$501,616	$(252,991)	$100	$343,631

Issuance of common stock	787	1	73	-	-	-	74
Stock options exercised	43,952	-	2,183	-	-	-	2,183
Purchase of 31,199 treasury shares	-	-	-	-	(3,740)	-	(3,740)
Stock based compensation	-	-	1,254	-	-	-	1,254
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,882	-	-	19,882

Balance at January 31, 2021	13,575,171	$136	$98,281	$521,488	$(256,731)	$100	$363,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	552	-	40	-	-	-	40
Stock options exercised	15,815	-	80	-	-	-	80
Purchase of 55,507 treasury shares	-	-	-	-	(4,715)	-	(4,715)
Stock based compensation	-	-	1,620	-	-	-	1,620
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	15,511	-	-	15,511

Balance at July 31, 2019	13,392,397	$134	$83,345	$425,074	$(235,617)	$100	$273,036

Issuance of common stock	631	-	50	-	-	-	50
Stock options exercised	17,500	-	785	-	-	-	785
Purchase of 112,091 treasury shares	-	-	-	-	(9,981)	-	(9,981)
Stock based compensation	-	-	592	-	-	-	592
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,887	-	-	13,887

Balance at October 31, 2019	13,410,528	$134	$84,772	$438,951	$(245,598)	$100	$278,359

Issuance of common stock	545	-	51	-	-	-	51
Stock options exercised	55,634	1	872	-	-	-	873
Purchase of 12,384 treasury shares	-	-	-	-	(1,127)	-	(1,127)
Stock-based compensation	-	-	938	-	-	-	938
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	12,686	-	-	12,686

Balance at January 31, 2020	13,466,707	$135	$86,633	$451,627	$(246,725)	$100	$291,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2020.

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

As of January 31, 2021, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($3.0 million at January 31, 2021 and $3.1 million at April 30, 2020 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 77% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2021, 2.8% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.6% at January 31, 2020.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2021, on average, accounts were approximately 59 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At January 31, 2021, the weighted average total contract term was 35.7 months with 27.0 months remaining. The reserve amount in the allowance for credit losses at January 31, 2021, $185.6 million, was 26.5% of the principal balance in finance receivables of $744.5 million, less unearned payment protection plan revenue of $28.8 million and unearned service contract revenue of $15.4 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended January 31, 2021 was 13.0 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors, including macroeconomic factors such as fluctuations in the fair market value of repossessed vehicles, higher unemployment levels, higher gasoline prices or higher prices for staple items, to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, effective execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a debt cancellation agreement (internally referred to as the accident protection plan, or APP) as an add-on to the installment sale contract.  This product contractually obligates the Company to cancel the outstanding principal balance for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen.  The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference.  No such liability was required at January 31, 2021 or April 30, 2020.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 23.3% and 21.3% for the nine months ended January 31, 2021 and January 31, 2020, respectively. Total income tax expense for the nine months ended January 31, 2021 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $672,000 and $1.3 million for the nine months ended January 31, 2021 and January 31, 2020, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2021 or April 30, 2020.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and an accident protection plan product, interest income and late fees earned on finance receivables.  Revenues are net of taxes collected from customers and remitted to government agencies.  Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services, and repairs.

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received.  Revenues from the sale of service contracts are recognized ratably over the expected duration of the product.  Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivables accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2021	2020	2021	2020

Sales – used autos	$177,279	$142,136	$491,726	$417,079
Wholesales – third party	7,603	6,810	23,835	22,236
Service contract sales	8,240	7,983	24,083	23,283
Payment protection plan revenue	6,835	6,324	19,796	18,472

Total	$199,957	$163,253	$559,440	$481,070

At January 31, 2021 and 2020, finance receivables more than 90 days past due were approximately $2.4 million and $2.6 million, respectively. Late fee revenues totaled approximately $1.7 million and $1.5 million for the nine months ended January 31, 2021 and 2020, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2021 that was included in the April 30, 2020 deferred service contract revenue was $10.3 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $672,000 and $1.3 million for the nine months ended January 31, 2021 and January 31, 2020, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships.  These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 48 months.  The weighted average interest rate for the portfolio was approximately 16.5% at January 31, 2021.  The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts.  The level of risks inherent in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2021	April 30, 2020

Gross contract amount	$886,019	$728,841
Less unearned finance charges	(141,498)	(107,659)
Principal balance	744,521	621,182
Less allowance for credit losses	(185,580)	(155,041)

Finance receivables, net	$558,941	$466,141

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2021	2020

Balance at beginning of period	$466,141	$415,486
Finance receivable originations	524,820	446,093
Finance receivable collections	(254,845)	(229,973)
Provision for credit losses	(127,585)	(112,885)
Losses on claims for payment protection plan	(13,898)	(13,141)
Inventory acquired in repossession and payment protection plan claims	(35,692)	(38,325)

Balance at end of period	$558,941	$467,255

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2021	2020

Balance at beginning of period	$155,041	$127,842
Provision for credit losses	127,585	112,885
Charge-offs, net of recovered collateral	(97,046)	(100,445)

Balance at end of period	$185,580	$140,282

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 14.5% for the nine months ended January 31, 2021, compared to 17.5% for the prior year period. The frequency of losses improved as a result of the sale of higher quality vehicles, improved deal structures and improved collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 38.0% for the nine months ended January 31, 2021 compared to 40.0% for the same period in the prior year. The increase in the average contract term was the primary driver of the lower collection percentage, partially offset by improved collections on delinquent accounts. Delinquencies greater than 30 days were 2.8% for January 31, 2021 and 3.6% at January 31, 2020.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2021		April 30, 2020		January 31, 2020

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$655,445	88.04%	$515,390	82.97%	$513,053	84.44%
3 - 29 days past due	68,414	9.19%	67,259	10.83%	72,971	12.01%
30 - 60 days past due	14,147	1.90%	25,311	4.07%	14,504	2.39%
61 - 90 days past due	4,163	0.56%	10,140	1.63%	4,413	0.73%
> 90 days past due	2,352	0.32%	3,082	0.50%	2,596	0.43%
Total	$744,521	100.00%	$621,182	100.00%	$607,537	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end.  Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The Company believes that the enhanced unemployment benefits and stimulus payments made under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, contributed to the improvement in delinquencies.

Finance receivables outstanding at January 31, 2021 summarized by fiscal year of origination is as follows:

(In thousands)
Fiscal Year of Origination					Prior to
2021	2020	2019	2018	2017	2017	Total
$440,211	246,202	50,425	6,036	1,064	583	$744,521

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

	Nine Months Ended January 31,
	2021	2020

Principal collected as a percent of average finance receivables	38.0%	40.0%
Average down-payment percentage	6.4%	5.9%
Average originating contract term (in months)	33.7	30.8

	January 31, 2021	January 31, 2020
Portfolio weighted average contract term, including modifications (in months)	35.7	32.5

The decrease in collections as a percentage of average finance receivables resulted primarily from an extension in the average contract term, partially offset by improved collections on delinquent accounts. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,720 or 14.8% from the prior year period. If the average selling price increases and in order to remain competitive, term lengths may continue to increase in order to maintain manageable payments for our customers.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2021	April 30, 2020

Land	$7,594	$7,799
Buildings and improvements	13,145	12,678
Furniture, fixtures and equipment	15,182	14,118
Leasehold improvements	29,825	27,519
Construction in progress	5,207	3,186
Less accumulated depreciation and amortization	(37,142)	(35,160)

Total	$33,811	$30,140

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2021	April 30, 2020

Employee compensation	$10,621	$8,199
Cash overdrafts (see Note B)	913	-
Deferred sales tax (see Note B)	5,295	2,974
Reserve for PPP claims	3,387	2,926
Health insurance	773	1,187
Fair value of contingent consideration	2,713	2,713
Other	1,702	1,730

Total	$25,404	$19,729

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2021	April 30, 2020

Revolving lines of credit	$211,200	$215,831
Notes payable	-	79
Finance lease	81	445
Debt issuance costs	(803)	(787)

Debt facilities	$210,478	$215,568

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

On October 29, 2020, the Company and its subsidiaries entered into Amendment No. 1 to the Agreement to expand the Company’s borrowing base by removing the limitations on the inclusion in the borrowing base of finance receivable balances on medium- and long-term vehicle contracts (those having an original contract term between 36 and 42 months or between 42 and 60 months, respectively), which were previously limited to 15% and 5%, respectively, and an aggregate of 15% of the eligible finance receivable balances for purposes of determining the Company’s borrowing base. Under Amendment No. 1, finance receivables from vehicle contracts not exceeding 60 months in duration that meet certain other conditions are eligible for inclusion in the borrowing base calculation.

Amendment No. 1 also allows the Company to make certain strategic business acquisitions and expanded the Company’s ability to dispose of real estate, equipment and other property, subject to certain limitations. Amendment No. 1 permits the Company to acquire strategic targets engaged in the same or a reasonably related business to the Company’s business, provided that, among other requirements, the aggregate consideration paid for all acquired businesses in any one fiscal year does not exceed $20.0 million. Amendment No. 1 also permits the Company to dispose of up to $5.0 million and $1.0 million of real estate and other property, respectively, subject to certain conditions, and also permits the Company to select one or more additional lenders, subject to the written consent of BMO Harris Bank, N.A., as agent, to participate in any increase of the Colonial revolving line of credit under the Agreement’s accordion feature.

On December 31, 2020, the Company through its operating subsidiaries exercised an option under the Agreement to increase its total revolving credit facilities by $85 million from $241 million to $326 million pursuant to the Agreement’s accordion feature. In connection with this increase, MUFG Union Bank, N.A. joined the lending group as a new lender. In addition to the increased permitted borrowings, the Company designated BOKF, NA d/b/a BOK Financial and Wells Fargo Bank, N.A. as co-syndication agents and First Horizon Bank and MUFG Union Bank, N.A. as co-documentation agents under the Agreement.

On February 10, 2021, the Company and its subsidiaries entered into Amendment No. 2 to the Agreement to increase the Company’s permissible capital expenditure amount from $10,000,000 to $25,000,000 in the aggregate during any fiscal year.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at January 31, 2021 and 2.98% at April 30, 2020. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at January 31, 2021.  The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. On October 29, 2020, the Company and its lenders amended the Agreement to expand the eligibility of the Company’s medium and long-term finance receivables in determining the amount of borrowing availability and to make other accommodations allowing the Company to acquire and dispose of certain assets without the lenders’ consent. Based upon eligible finance receivables and inventory at January 31, 2021, the Company had additional availability of approximately $115 million under the revolving credit facilities.

The Company recognized approximately $266,000 and $191,000 of amortization for the nine months ended January 31, 2021 and 2020, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first nine months of fiscal 2021 and fiscal 2020, the Company incurred $282,000 and $459,000, respectively, in debt issuance costs related to the Agreement. Debt issuance costs of approximately $803,000 and $787,000 as of January 31, 2021 and April 30, 2020, respectively, are shown as a deduction from the debt facilities in the Condensed Consolidated Balance Sheets.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matured in December 2020, bore interest at a rate of 3.50% and is secured by the property. The balance on this note payable was paid in full in December 2020 and was $79,000 as of April 30, 2020.

On March 29, 2018, the Company entered into a lease classified as a finance lease.  The present value of the minimum lease payments was approximately $81,000 and $445,000 as of January 31, 2021 and April 30, 2020, respectively, which is included in Debt facilities in the Consolidated Balance Sheet.  The leased equipment is amortized on a straight-line basis over three years.  As of January 31, 2021, and April 30, 2020, there was approximately $463,000 and $340,000, respectively, in accumulated depreciation related to the leased equipment.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2021 and April 30, 2020:

	January 31, 2021		April 30, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$4,161	$4,161	$59,560	$59,560
Finance receivables, net	558,941	457,880	466,141	382,027
Accounts payable	18,751	18,751	13,117	13,117
Debt facilities	210,478	210,478	215,568	215,568

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2021, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Weighted average shares outstanding-basic	6,634,125	6,597,643	6,631,450	6,634,496
Dilutive options and restricted stock	332,063	342,481	307,714	335,352

Weighted average shares outstanding-diluted	6,966,188	6,940,124	6,939,164	6,969,848

Antidilutive securities not included:
Options	160,000	200,000	203,333	83,333
Restricted stock	5,690	4,224	3,305	3,408

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2021 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $5.0 million ($3.8 million after tax effects) and $3.2 million ($2.4 million after tax effects) for the nine months ended January 31, 2021 and 2020, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2030
Shares available for grant at January 31, 2021	245,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2021	2020
Expected term (years)	5.5	5.5
Risk-free interest rate	0.36%	1.75%
Volatility	50%	39%
Dividend yield	-	-

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

There were 30,000 options granted during the nine months ended January 31, 2021 and 225,000 options granted during the nine months ended January 31, 2020. The grant-date fair value of options granted during the nine months ended January 31, 2021 and 2020 was $886,000 and $9.3 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $4.1 million ($3.1 million after tax effects) and $2.3 million ($1.8 million after tax effects) for the nine months ended January 31, 2021 and 2020, respectively.  As of January 31, 2021, the Company had approximately $5.5 million of total unrecognized compensation cost related to unvested options that are expected to vest.  These unvested outstanding options have a weighted-average remaining vesting period of 1.8 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2021	2020

Options exercised	107,000	112,250
Cash received from option exercises	$4,731	$2,849
Intrinsic value of options exercised	$4,868	$6,861

The aggregate intrinsic value of outstanding options at January 31, 2021 and 2020 was $28.4 million and $28.1 million, respectively. As of January 31, 2021, there were 260,750 vested and exercisable stock options outstanding with an aggregate intrinsic value of $14.6 million, a weighted average remaining contractual life of 5.8 years, and a weighted average exercise price of $62.84.

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

There were 7,690 restricted shares granted during the nine months ended January 31, 2021 and 7,224 restricted shares granted during the nine months ended January 31, 2020. A total of 87,009 shares remained available for award at January 31, 2021. There were 192,018 unvested restricted shares outstanding as of January 31, 2021 with a weighted average grant date fair value of $51.70.

As of January 31, 2021, the Company had approximately $6.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.6 years.  The Company recorded compensation cost of approximately $839,000 ($638,000 after tax effects) and $798,000 ($611,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2021 and 2020, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2020 or during the first nine months of fiscal 2021.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 85% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $6.0 million for the nine months ended January 31, 2021 and $5.1 million for the prior year period.

Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2021, discounted at the weighted average interest rate in effect as of January 31, 2021 of approximately 4.3%, are as follows:

Maturity of lease liabilities
2021 (remaining)	$1,742
2022	7,038
2023	6,965
2024	6,449
2025	6,269
Thereafter	$58,301
Total undiscounted operating lease payments	86,764
Less: imputed interest	(23,144)
Present value of operating lease liabilities	$63,620

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2021.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(in thousands)	2021	2020
Supplemental disclosures:
Interest paid	$5,463	$6,566
Income taxes paid (refunds received), net	19,423	8,652

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	35,692	38,325
Net settlement option exercises	1,214	1,224

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	new dealership openings;
●	performance of new dealerships;
●	same dealership revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	gross margin percentages;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	technological investments and initiatives;
●	compliance with tax regulations;
●	the Company’s business and growth strategies;
●	financing the majority of growth from profits; and
●	having adequate liquidity to satisfy its capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as well as:

●	business and economic disruptions and uncertainty resulting from the ongoing COVID-19 pandemic and efforts to mitigate the financial impact and health risks associated with the pandemic;
●	the availability of credit facilities to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
●	the adoption and implementation of any future economic stimulus legislation or other government assistance programs for consumers or businesses as a result of the COVID-19 pandemic;
●	ability to keep pace with technological advances and changes in customer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of January 31, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between 3% and 13% per year over the last ten fiscal years (8% on average).  Growth results from same dealership revenue growth and the addition of new dealerships.  Revenue increased 16.5% for the first nine months of fiscal 2021 compared to the same period of fiscal 2020 due to an 18.0% increase in interest income, a 14.8% increase in the average retail sales price and a 1.6% increase in retail units sold.  The Company experienced lower sales volumes during the first three months of the fiscal year due to reduced inventory levels and lower customer traffic, both of which resulted from the economic effect of the pandemic. Sales and consumer traffic in the last six months returned to a more normalized pace and began to increase towards the end of the third quarter, compared to the prior year period.

COVID-19 had an impact on the availability and prices of the vehicles the Company purchases. Auctions and other wholesale outlets were closed, forced to operate at limited capacity, or converted to strictly online operations, especially during the first three months of fiscal 2021. Repossessions nationwide have been at historical lows, contributing to a tight supply of vehicles, particularly at the lower price points. The timing and duration of these events could continue to impact the pricing and availability of product. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles.  As a result of the decreased available supply of lower cost units and high demand, inventory purchase costs remained elevated throughout the first nine months of fiscal 2021. The Company has also established vendor relationships with rental car companies, allowing us to acquire some newer model, lower mileage vehicles. The increased purchase costs combined with some newer model, lower mileage vehicles have led to an increased average retail sales price.

The Company’s primary focus is on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 24.8% in fiscal 2020 to 28.7% in fiscal 2017 (average of 26.9%). While credit losses as a percentage of sales have improved in each of the past three fiscal years as improvements in collection processes and higher recovery rates on repossessions progressively offset continuing competitive pressures, the Company’s credit loss results were negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities, such as repossession efforts, for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic. The Company’s return to normal operating procedures and collection efforts during the first quarter of 2021 has improved delinquencies and brought credit loss results for the first nine months of fiscal 2021 back to levels comparable to the prior fiscal year period. However, there continues to be much uncertainty caused by COVID-19 and its potential impact on customers, collections, repossessions and the overall economic environment as we move forward.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships.  Generally, this is the case because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned.  Normally, more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers.  Credit losses can also be impacted by competition for used vehicle financing and macro-economic factors, such as overall unemployment levels, personal income levels and general inflation, particularly within staple items such as groceries and gasoline. However, negative macro-economic conditions do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which for many customers is not a discretionary expenditure.

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds.  The Company utilizes credit reporting and the use of GPS units on vehicles.  Additionally, the Company places significant focus on the collection area; the Company’s training department continues to spend significant time and effort on collections improvements.  The director of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% to 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2020 to 40.5% from 41.4% in the prior fiscal year, while gross margin dollars per retail until sold increased by $172, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2020. The gross margin increased in the first nine months of 2021 to 40.9% from 40.5% in the prior year period, while gross margin dollars per retail unit sold increased by $770, or 15.7%, primarily resulting from improved wholesale margins and reduced repair expenses. Despite these improvements, the Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the Company strives to keep sales prices affordable for our customers.

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

Three months ended January 31, 2021 vs. Three months ended January 31, 2020

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2021 vs.	Three Months Ended January 31,
	2021	2020	2020	2021	2020
Revenues:
Sales	$199,957	$163,253	22.5%	100.0	100.0
Interest income	28,303	23,481	20.5	14.2	14.4
Total	228,260	186,734	22.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	118,816	97,504	21.9	59.4	59.7
Selling, general and administrative	33,423	30,331	10.2	16.7	18.6
Provision for credit losses	47,639	40,233	18.4	23.8	24.6
Interest expense	1,705	2,024	(15.8)	0.9	1.2
Depreciation and amortization	906	975	(7.1)	0.5	0.6
Loss on disposal of property and equipment	22	-	100.0	-	-
Total	202,511	171,067	18.4

Pretax income	$25,749	$15,667		12.9	9.6

Operating Data:
Retail units sold	14,053	13,314
Average stores in operation	150	145
Average units sold per store per month	31.2	30.6
Average retail sales price	$13,688	$11,750
Gross profit per retail unit	$5,774	$4,938
Same store revenue change	16.9%	15.1%

Period End Data:
Stores open	151	145
Accounts over 30 days past due	2.8%	3.6%

Revenues increased by approximately $41.5 million, or 22.2%, for the three months ended January 31, 2021 as compared to the same period in the prior fiscal year.  The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($31.2 million) and revenue from dealerships opened after the prior year quarter ($10.4 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended January 31, 2020 ($100,000).  Revenue growth was primarily related to a 16.5% increase in the average retail sales price, as well as a 5.6% increase in retail units sold. Interest income increased approximately $4.8 million for the three months ended January 31, 2021, as compared to the same period in the prior fiscal year, due to the $116.3 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 59.4% for the three months ended January 31, 2021 compared to 59.7% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.6% for the current year period compared to 40.3% for the prior year period. The higher gross margin percentage primarily relates to improved wholesale margins, due to the strong demand and low supply of lower priced units, which were partially offset by the effects of an increase in the average price of the Company’s retail sales.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2021 was $13,688, a $1,938 increase over the prior year quarter. The Company’s purchase costs remain relatively high from a combination of a strategic management decision to purchase higher quality vehicles for our customers and consumer demand for the types of vehicles the Company purchases for resale, coupled with the tightened supply of vehicles due to the impact of COVID-19. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Therefore, we continue to focus efforts on minimizing the average retail sales price of our vehicles in order to help keep contract terms shorter, which helps customers maintain appropriate equity in their vehicles and reduces credit losses and resulting wholesale volumes.

Selling, general and administrative expenses, as a percentage of sales, were 16.7% for the three months ended January 31, 2021, a decrease of 1.9% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased approximately $3.1 million in the third quarter of fiscal 2021 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated based on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 23.8% for the three months ended January 31, 2021 compared to 24.6% for the prior year period. Net charge-offs as a percentage of average finance receivables were 4.9% for the three months ended January 31, 2021 and 5.9% for the prior year period. Provision for credit losses as a percentage of sales for the third quarter of fiscal 2021 improved primarily due to a lower frequency of chargeoffs. Based on uncertainties regarding macro-economic conditions, the political environment the continuing impacts of the COVID-19 pandemic, management maintained the allowance for credit losses at 26.5% for the first nine months of fiscal 2021 after increasing it from 24.5% to 26.5% at April 30, 2020. The Company believes that the proper execution of its business practices remains the single most important determinant of its long-term credit loss experience.

Interest expense as a percentage of sales decreased slightly to 0.9% for the three months ended January 31, 2021, compared to 1.2% for the prior year period. Interest expense overall decreased $319,000 due to the decrease in interest rates, partially offset by the increase in average borrowings.

Nine months ended January 31, 2021 vs. Nine months ended January 31, 2020

			% Change	As a % of Sales
	Nine Months Ended January 31,		2021 vs.	Nine Months Ended January 31,
	2021	2020	2020	2021	2020

Revenues:
Sales	$559,440	$481,070	16.3%	100.0	100.0
Interest income	80,091	67,852	18.0	14.3	14.1
Total	639,531	548,922	16.5

Costs and expenses:
Cost of sales, excluding depreciation shown below	330,380	286,215	15.4	59.1	59.5
Selling, general and administrative	94,716	87,298	8.5	16.9	18.1
Provision for credit losses	127,585	112,885	13.0	22.8	23.5
Interest expense	5,082	6,109	(16.8)	0.9	1.3
Depreciation and amortization	2,772	2,913	(4.8)	0.5	0.6
Loss (gain) on disposal of property and equipment	(42)	39	(207.7)	-	-
Total	560,493	495,459	13.1

Pretax income	$79,038	$53,463		14.1%	11.1%

Operating Data:
Retail units sold	40,251	39,600
Average stores in operation	150	145
Average units sold per store per month	29.8	30.3
Average retail sales price	$13,307	$11,587
Gross profit per retail unit	5,691	4,921
Same store revenue change	12.1%	9.8%

Period End Data:
Stores open	151	145
Accounts over 30 days past due	2.8%	3.6%

Revenues increased by approximately $90.6 million, or 16.5%, for the nine months ended January 31, 2021 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year period ($65.4 million) and revenue growth from dealerships opened during or after the prior year quarter ($25.5 million), partially offset by the loss of revenues from dealerships closed during or after the quarter ended January 31, 2020 (300,000). Revenue growth was primarily related to a 14.8% increase in the average retail sales price and a 1.6% increase in retail units sold. Interest income increased approximately $12.2 million for the nine months ended January 31, 2021, as compared to the same period in the prior fiscal year due to the $95.9 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 59.1% for the nine months ended January 31, 2021 compared to 59.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 40.9% for the current year period compared to 40.5% for the prior year period. The higher gross margin percentage primarily relates to improved wholesale margins, due to the strong demand and low supply of lower priced units, and reduced repair expenses, partially offset by the effects of an increase in the average price of the Company’s retail sales which narrowed the gross margin.

The average retail sales price for the nine months ended January 31, 2021 was $13,307, a $1,720 increase over the prior year period, reflecting the Company’s increased purchase costs due to management’s strategic management decision to purchase higher quality vehicles for our customers, consumer demand for the types of vehicles the Company purchases for resale, and the tightened supply of vehicles due to the impact of COVID-19.

Selling, general and administrative expenses, as a percentage of sales, were 16.9% for the nine months ended January 31, 2021, a decrease of 1.2% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $7.4 million in the nine months ended January 31, 2021, compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area, including stock-based compensation, as we continue to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated based on net income.

Provision for credit losses as a percentage of sales was 22.8% for the nine months ended January 31, 2021 compared to 23.5% for the nine months ended January 31, 2020. Net charge-offs as a percentage of average finance receivables were 14.5% for the nine months ended January 31, 2021 and 17.5% for the prior year period. The decrease in the provision for credit losses as a percentage of sales is primarily due to a lower frequency of losses and improved and consistent collections practices.

Interest expense as a percentage of sales decreased slightly to 0.9% from 1.3% for the prior year period. Interest expense decreased $1.0 million due to a decrease in interest rates, partially offset by the increase in average borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2021	April 30, 2020
Assets:
Finance receivables, net	$558,941	$466,141
Inventory	68,554	36,414
Property and equipment, net	33,811	30,140

Liabilities:
Accounts payable and accrued liabilities	44,155	32,846
Income tax payable, net	328	3,841
Deferred revenue	44,217	36,121
Deferred tax liabilities, net	15,465	12,979
Debt facilities	210,478	215,568

Since April 30, 2020, finance receivables have increased 19.9%, while revenues have grown 16.5% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2021, inventory increased by $32.1 million compared to inventory at April 30, 2020. Inventory levels as of April 30, 2020 were low due to COVID-19 uncertainty, as the Company held off on inventory purchases for a period of time during the fourth quarter of fiscal 2020 to conserve cash flow until there was additional clarity on restrictions and sales volumes during the pandemic. The Company has since increased inventory levels to a more normal level to support consumer demand. The Company also invested in some newer model, lower mileage vehicles obtained from rental car companies as they worked to reduce their fleets. The Company strives to improve the quality of the inventory while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Income taxes payable, net, was $328,000 at January 31, 2021 as compared to $3.8 million at April 30, 2020, primarily due to the timing of quarterly tax payments, as fourth quarter 2020 estimated tax payments were deferred due to relief provided by the CARES Act.

Property and equipment, net, increased by $3.7 million at January 31, 2021 as compared to property and equipment, net, at April 30, 2020. The Company incurred $7.0 million in expenditures to open new dealerships, refurbish and expand existing locations, offset by $2.8 million in depreciation expense and $500,000 in net disposals.

Accounts payable and accrued liabilities increased by $11.3 million during the first nine months of fiscal 2021 as compared to accounts payable and accrued liabilities at April 30, 2020, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Deferred revenue increased $8.1 million at January 31, 2021 as compared to April 30, 2020, primarily resulting from increased sales of the accident protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $2.5 million at January 31, 2021 as compared to April 30, 2020, due primarily to the increase in finance receivables.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2021, the Company funded finance receivables growth of $123.3 million, inventory growth of $32.1 million, $9.8 million in common stock repurchases, and capital expenditures of $7.0 million with income from operations and a $50.3 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2021	2020
Operating activities:
Net income	$60,642	$42,084
Provision for credit losses	127,585	112,885
Losses on claims for payment protection plan	13,898	13,141
Depreciation and amortization	2,772	2,913
Stock based compensation	4,969	3,150
Finance receivable originations	(524,820)	(446,093)
Finance receivable collections	254,845	229,973
Inventory	3,552	21,782
Accounts payable and accrued liabilities	10,685	1,116
Deferred payment protection plan revenue	4,306	2,199
Deferred service contract revenue	3,790	800
Income taxes, net	(4,185)	(174)
Deferred income taxes	2,486	1,568
Accrued interest on finance receivables	90	(255)
Other	(74)	1,482
Total	(39,459)	(13,429)

Investing activities:
Purchase of property and equipment	(7,011)	(3,244)
Proceeds from sale of property and equipment	610	9
Total	(6,401)	(3,235)

Financing activities:
Revolving credit facilities, net	(4,631)	32,024
Payments on note payable	(443)	(374)
Change in cash overdrafts	913	(222)
Debt issuance costs	(282)	(459)
Purchase of common stock	(9,820)	(15,823)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	4,754	1,879
Total	(9,539)	16,995

Increase (decrease) in cash	$(55,399)	$331

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. The Company generates cash flow from operations.  Historically, most or all of this cash is used to fund finance receivables growth, capital expenditures, and common stock repurchases.  To the extent finance receivables grow, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities.  The majority of the Company’s growth has been self-funded.

Cash flows from operations for the nine months ended January 31, 2021 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivable originations, and (ii) less inventory acquired in repossession, partially offset by (i) larger finance receivable collections, (ii) larger net income, (iii) a larger increase in the provision for credit losses, and (iv) a larger increase in accounts payable and accrued liabilities, as compared to the prior year period. Finance receivables, net, increased by $92.8 million from April 30, 2020 to January 31, 2021.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The tightened supply of vehicles due to the impact of COVID-19, including lower repossessions and auction closings, have contributed to recent price increases. The Company also made some purchases from rental car companies as they reduced their fleets, allowing us to purchase newer model, lower mileage vehicles which contributed to the increased purchase costs. The higher vehicle purchase costs resulted in an increase in the average sales price of $1,720, or 14.8%, during the first nine months of fiscal 2021 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs.

The Company anticipates that the amount of credit available for the sub-prime auto industry will continue to remain relatively consistent with levels in recent years and will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale. Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. However, COVID-19 and the resulting economic changes substantially affected consumer behavior during the last four quarters and could have a long-term impact on the availability of credit and consumer demand depending on the duration and severity of the pandemic and resulting economic disruption.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2021, the Company leased approximately 85% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2021, the Company had approximately $4.1 million of cash on hand and approximately an additional $115 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $12 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist, and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2020 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

   The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at January 31, 2021.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2021.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At January 31, 2021, the weighted average total contract term was 35.7 months with 27.0 months remaining. The reserve amount in the allowance for credit losses at January 31, 2021, $185.6 million, was 26.5% of the principal balance in finance receivables of $744.5 million, less unearned payment protection plan revenue of $28.8 million and unearned service contract revenue of $15.4 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended January 31, 2021 was 13.0 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A point estimate is produced by this analysis which is then supplemented by reasonable and supportable forecasts about the future to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses inherent in the portfolio over the remaining contractual lives that will be realized via actual charge-offs in the future. The Company considers macro-economic factors such as higher unemployment levels, higher gasoline prices and higher prices for staple items to develop reasonable and supportable forecasts for the following twelve-month period. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $7.0 million.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $211.2 million outstanding under its revolving credit facilities at January 31, 2021. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

           We may be unable to keep pace with technological advances and changes in consumer behavior affecting our business, which could adversely affect our business, financial condition and results of operations.

We rely on our information technology systems to facilitate digital sales. Our ability to optimize our digital sales platform is affected by online search engines and classified sites that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers. These third-party sites could make it more difficult for us to market our vehicles online and attract customers to our online offerings. Further, to address changes in consumer buying preferences and to improve customer experience, inventory procurement and recruiting and training, we make corresponding technology and systems upgrades. We may not be able to establish sufficient technological upgrades to support evolving consumer buying preferences and to keep pace with our competitors. If these systems fail to perform as designed or if we fail to respond effectively to consumer buying preferences or keep pace with technological advances by our competitors, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program.  On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2020 through November 30, 2020	-	-	-	56,239
December 1, 2020 through December 31, 2020	1,500	112.04	1,500	1,054,739
January 1, 2021 through January 31, 2021	29,699	120.26	29,699	1,025,040
Total	31,199	119.86	31,199

(1)	The above described stock repurchase program has no expiration date.

The Company has not historically issued any dividends and does not expect to do so in the foreseeable future. Payment of cash dividends in the future will be determined by the Company’s Board of Directors and will depend upon, among other things, the Company’s future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions that may exist, and such other factors as the Board of Directors may deem relevant. The Company is also limited in its ability to pay dividends or make other distributions to its shareholders without the consent of its lender. Please see “Liquidity and Capital Resources” under Item 2 of Part I for more information regarding this limitation.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.2	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement dated October 27, 2020, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2020).

10.3	Amendment No. 2 to Third Amended and Restated Loan and Security Agreement dated February 10, 2021, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

Dated: March 5, 2021