Form 10-K
period 2021-04-30
AMERICAS CARMART INC
filed 2021-07-02
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2020 was $524,410,611 (6,061,149 shares), based on the closing price of the registrant’s common stock on October 31, 2020 of $86.52.

There were 6,609,359 shares of the registrant’s common stock outstanding as of June 21, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

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

•         customer growth;

•         gross margin percentages;

•         interest rates;

•         future credit losses;

•         the Company’s collection results, including but not limited to collections during income tax refund periods;

•         seasonality;

•         compliance with tax regulations;

•         technological advances and initiatives;

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

•         business and economic disruptions and uncertainty that may result from any future adverse developments with the COVID-19 pandemic and any efforts to mitigate the financial impact and health risks associated with such developments;

•         the expiration of existing economic stimulus measures or other government assistance programs implemented in response to the COVID-19 pandemic or the adoption of further such stimulus measures or assistance programs;

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

•         ability to keep pace with technological advances and changes in consumer behavior affecting our business;

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

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders which impacted the operations of our stores and consumer demand. While our dealerships remained open and operated under all CDC recommendations, the fluidity of the resulting environment led to uncertainty in regard to consumer demand and ongoing changes in government mandates, as well as unpredictable risks and challenges stemming from COVID-19. Our top priority was ensuring the health and safety of our associates and customers. We made process updates such as enhanced cleaning and social distancing measures and instituted new efforts like disinfectant spraying. We distributed personal protective equipment, such as masks and gloves for our associates, and implemented disinfectant spraying and temperature checks across our operations. We also supported associates impacted by COVID-19 by providing extra paid time off in addition to their other paid and unpaid time off options.

The COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, availability and effectiveness of vaccines, related restrictions on travel, additional federal stimulus measures and enhanced unemployment benefits, if any. An extended period of economic disruption as a result of the COVID-19 pandemic has had and could continue to have a material impact on our business in regard to product supply and pricing, credit losses and consumer behavior. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this Form 10-K. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could continue to, and may materially, adversely affect our business, financial condition, liquidity and results of operations.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for nearly 40 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has a director of collection services and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates. The Company has also recently implemented some collection efforts centrally at the corporate office through texting to supplement the field efforts. Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a high of 28.7% in fiscal 2017 to a low of 20.3% in fiscal 2021 (average of 25.3%), with the fiscal year 2021 credit loss percentage reflecting a $15.1 million decrease to the Company’s allowance for credit losses primarily related to improved credit losses during fiscal 2021, following a $9.1 million increase to the allowance in fiscal 2020 primarily as a result of COVID-19. See Item 1A. Risk Factors for further discussion.

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

Expanding Through Controlled Organic Growth and Strategic Acquisitions.  The Company grows by increasing revenues at existing dealerships and opening or acquiring new dealerships.  The Company will continue to view organic growth as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its customer count.  The Company added three new dealerships during the year, ending fiscal 2021 with 151 locations.  The Company intends to continue to add new dealerships, subject to favorable operating performance and available general manager talent to run these dealerships, and to consider and pursue strategic acquisition opportunities that we believe will enhance our brand and maximize the return to our shareholders.  These plans, of course, are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $13,621 per unit in fiscal 2021, compared to $11,794 in fiscal 2020. Used vehicle pricing saw significant increases in fiscal 2021 due to the high demand and tight supply of used vehicles as repossessions throughout the market were historically low and new car production was low. The Company aims to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 37.3 months), while balancing that with affordable payments.

Operating in Smaller Communities.  The majority of the Company’s dealerships are located in cities and towns with a population of 50,000 or less.  The Company believes that by operating in smaller communities it develops strong personal relationships, resulting in better collection results.  Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas. As the Company builds its infrastructure and certain aspects of the business become more centralized, we may expand and operate in larger cities.

Enhanced Management Talent and Experience.  The Company seeks to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and promote them to managerial positions from within the Company.  By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. Due to growth, the Company has, to a larger extent, also had tolook outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent.  The Company’s operating success has been a benefit for recruiting outside talent; however, the Company expects the hiring environment going forward to be challenging as a result of increasing wages, competition for qualified workers and the impact of COVID-19 on our business and operations.

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

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

Experienced and Motivated Management. The Company’s senior management team has significant experience in the industry and an average tenure of nearly 20 years. Several of Car-Mart’s dealership managers have been with the Company for more than 10 years. Each dealership manager is compensated, at least in part, based upon the dealership’s profitability. A significant portion of the compensation of senior management is tied to stock performance.

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

Low Cost Operator. The Company has structured its dealership and corporate office operations to minimize operating costs. The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services. Associate compensation is standardized for each dealership position and adjusted for various markets. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company believes its operating costs as a percentage of revenues, and per unit sold, are among the lowest in the industry.

Well-Capitalized / Limited External Capital Required for Growth. As of April 30, 2021, the Company’s debt to equity ratio (Revolving credit facilities and notes payable divided by Total equity on the Consolidated Balance Sheet) was 0.56 to 1.0. Excluding the amount of debt equal to cash, the Company’s adjusted debt to equity ratio (a non-GAAP measure) as of April 30, 2021 was 0.55 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities. For a reconciliation of adjusted debt to equity ratio to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measure” included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Expansion Opportunities. The Company historically targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also operating in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri; Chattanooga, Tennessee and Little Rock, Arkansas. The Company believes there are numerous suitable communities of various sizes within the twelve states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years.

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

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2021, 2020 and 2019:

	Years Ended April 30,
	2021	2020	2019
Dealerships at beginning of year	148	144	139
Dealerships opened or acquired	3	5	5
Dealerships closed	-	(1)	-

Dealerships at end of year	151	148	144

Below is a summary of dealership locations by state as of April 30, 2021, 2020 and 2019:

	As of April 30,
Dealerships by State	2021	2020	2019
Arkansas	38	37	36
Oklahoma	28	27	27
Missouri	18	18	18
Alabama	16	16	16
Texas	13	13	13
Kentucky	12	12	12
Georgia	9	9	9
Tennessee	7	6	6
Mississippi	5	5	5
Illinois	3	3	-
Indiana	1	1	1
Iowa	1	1	1

Total	151	148	144

Dealerships are typically located in smaller communities. As of April 30, 2021, approximately 72% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

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

Generally, the Company purchases vehicles between 5 and 12 years of age with 70,000 to 150,000 miles and pays between $4,000 and $12,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company typically does not purchase sports cars or luxury cars. The Company sells a significant number of trucks and sport utility vehicles. Some of the more popular vehicles the Company sells include the Chevrolet Impala, Chevrolet Malibu, Dodge Charger, Chrysler Mini-Van, Ford Focus, Ford Taurus, Ford Fusion, Dodge Ram Pickup and the Ford F-150 Pickup. The Company’s purchasing agents or general managers inspect and test-drive almost every vehicle prior to a sale. The Company strives to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles. The Company has recently formed relationships with recondition facilities to recondition vehicles, in particular repossessions and trades, in order to have access to lower cost vehicles.

Selling, Marketing and Advertising.  Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and the time of the year.  Inventory turns over approximately 8 to 9 times each year.  Selling is done predominantly by the dealership manager, assistant manager, manager trainee or sales associate.  Sales associates are paid a commission for sales that they make in addition to an hourly wage.  Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies.  For covered components and assemblies, the Company coordinates service with third-party service centers with which the Company typically has previously negotiated labor rates.  The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended an accident protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises using local publications, internet and social media. In addition, the Company periodically conducts promotional sales campaigns in an effort to increase sales. The Company uses an outside marketing firm and has a director of marketing overseeing the Company’s digital marketing efforts in order to broaden and increase the Company’s usage of digital and social media channels as a part of its marketing strategy.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2021, typically include down payments ranging from 0% to 20% (average of 7.1%), terms ranging from 18 months to 54 months (average of 37.3 months), and a fixed annual interest rate of 16.5% (19.5% to 21.5% in Illinois) for contracts originating after fiscal 2016 (weighted average of 16.5%).

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

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. A high percentage of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the director of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the timely response to past due accounts is critical to its collections success.

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

The Company’s approach with respect to new dealership openings has been one of gradual development. The manager in charge of a new dealership is normally a recently promoted associate who was an assistant manager at a larger dealership and in most cases participated in the formal manager-in-training program. The corporate office provides significant resources and support with pre-opening and initial operations of new dealerships. Historically, new dealerships have operated with a low level of inventory and personnel. As a result of the modest staffing level, the new dealership manager performs a variety of duties (i.e., selling, collecting and administrative tasks) during the early stages of his or her dealership’s operations. As the dealership develops and the customer base grows, additional staff are hired. Some of the recent dealership openings have been in markets that support a higher volume of sales and these dealerships have opened with a higher level of inventory and staffing to accommodate the higher volumes.

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

In addition to opening new dealerships, the Company believes that strategic acquisitions of existing dealerships can complement the Company’s business and increase its profitability. In March 2020, the Company acquired the ongoing dealership assets of Taylor Motor Company and Auto Credit of Southern Illinois (collectively, “Taylor Motors”) based in Benton, Illinois, through which the Company acquired three dealerships located in Illinois. These dealerships are established businesses with an expectation of sales levels similar to mature dealerships. As part of its growth strategy, the Company will continue to evaluate other acquisitions and intends to consider and pursue future strategic acquisition opportunities that the Company believes will enhance our franchise and maximize the return to our shareholders.

Corporate Office Oversight and Management. The corporate office, based in Rogers, Arkansas, consists of regional vice presidents, area operations managers, regional inventory purchasing directors, a sales director, a director of collection services, a vice president inventory operations, a director of audit and compliance and compliance auditors, a vice president of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office has access to operating and financial information and reports on each dealership on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging and sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company does not rely on securitizations as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. Beginning in 2012, funding for the deep subprime automobile market increased significantly. Management attributed the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession. At this time, it is unclear what long term impact COVID-19 will have on the availability of consumer credit; however management expects the availability of consumer credit within the automotive industry to continue to remain high when compared to historical trends.

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

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and a accident protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages, specifically related to the provision of strong customer service. The Company’s local face-to-face presence combined with some centralized support through digital and phone allows it to serve customers at a higher level by forming strong personal relationships.

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

Human Capital Resources

At America’s Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2021, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 1,850 full time associates. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are positive.

Diversity and Inclusion

The Company’s culture is one that fosters diversity, equity and inclusion. We view diversity as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our diversity must represent the communities in which we serve. The Company is an equal opportunity employer that strives to provide an inclusive environment, including associates that represent a wide range of backgrounds, cultures, and experiences. The Company’s hiring practices are designed to find and promote candidates reflecting the various communities in which we operate. As of April 30, 2021, 49% of the Company’s associates were women and 32% of our associates were racially or ethnically diverse.

Employee Safety and Health

Ensuring the safety of all associates is a critical priority for the Company. Associates are expected to stay informed about safety initiatives and to report unsafe conditions to their supervisor. Suppliers are expected to ensure that employees working on behalf of Car-Mart adhere to all of the Company’s health and safety policies, requirements and regulations. The Company’s specific annual safety goals are to eliminate all preventable work-related injuries, illnesses and property damage and achieve 100% compliance with all established safety procedures. Internally, we track workplace injuries among associates, customers and other third parties at our facilities. With our comprehensive safety and education program and attention to proper procedures at our dealerships, the number of incidents is below industry standards for all retail locations. Our Risk Manager is responsible for safety education and training, and regularly reviews indicators and areas where risks and injuries can occur, helping to eliminate hazards. General Managers at each dealership are responsible for safety at their location on a daily basis, and members of the safety committee at our corporate office are trained on CPR and other emergency procedures and regularly conduct drills for events such as a fire or tornado. Lastly, since the beginning of the COVID-19 pandemic, we have enhanced our cleaning procedures and implemented additional sanitizing measures, and we continue to follow recommendations from the CDC to keep our facilities clean, safe and sanitized.

From a health perspective, the Company believes it is important to support the physical, mental, social, environmental and financial well-being of our Car-Mart associates at work and at home. The Company is committed to doing so with key initiatives that inspire associates to strive for long-term sustainable health and wellness for themselves and their families. We seek to educate and empower associates to improve and maintain their overall health. Further, we offer resources for preventive care, such as flu shots, vaccinations and other preventative health screenings. Associates have access to retirement investment plans and legal consultants to help them save for their future needs. The Company also offers professional resources that promote associates’ health and general well-being.

Talent and Development

The Company is committed to building a working environment and a culture that attracts, develops and retains motivated and high-performing associates. The Company strives to provide associates with broader challenging opportunities, an environment that encourages entrepreneurial thinking and the ability to develop their career. The success of our growth strategy and the operation of an organization that supports dealerships throughout 12 states requires that we continue to seek, attract, hire and retain top talent at all levels of the Company. We offer a competitive compensation and benefits program, and an opportunity for our associates to grow personally and professionally, with an eye toward retirement and financial planning.

The Company provides each associate with a comprehensive compensation package that is based on the role he or she fills. Our compensation philosophy is based on performance, both individually and as a company. Many of our associates have the opportunity to earn additional compensation through commissions, performance-based salary increases and bonuses. All associates earn above minimum wage requirements under both state and federal law requirements. In addition, associates have a menu of benefit options to choose from to meet their needs.

The Company offers a number of programs for associate training, mentoring and advancement. All associates are required complete orientation courses in culture, safety, discrimination, sexual harassment and other topics. Associates also have access to online training programs for the development of job-specific skills and leadership qualities. For example, the Company’s Future Managers training program allows associates to learn all facets of operating a Car-Mart store from vehicle inventory and facility management to profit and loss statements, while acquiring management techniques and soft leadership skills. In addition, in 2019, the Company created its “Car-Mart U” training program to build on the foundation established in the Future Managers program by providing a series of classes that prepare Assistant Managers for a General Manager or other management role by introducing new curriculum focused on leadership training, business concepts and customer experience. We believe such programs demonstrate the Company’s commitment to the long-term growth, motivation and success of our associates.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2021:

Name	Age	Position with the Company

Jeffrey A. Williams	58	President, Chief Executive Officer and Director

Vickie D. Judy	55	Chief Financial Officer

Leonard L. Walthall	55	Chief Operating Officer

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

Vickie D. Judy has served as Chief Financial Officer of the Company since January 2018 and served as Secretary of the Company from May 2018 to August 2019. Before becoming Chief Financial Officer, Ms. Judy served as Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. She joined the Company in May 2010, serving as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Center, Inc., a home improvement products and building materials retailer, most recently as Vice President of Financial Reporting.

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

The continuing effects of, and any future adverse developments relating to, the COVID-19 pandemic or similar health crises could have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments implemented mandates to mitigate this public health crisis. The pandemic has affected consumer demand and the overall health of the U.S. economy. The continuing effects of these conditions or any future outbreaks of the pandemic or similar health crises could negatively impact all aspects of our business, including used vehicle sales and financing, finance receivable collections, repossession activity and inventory acquisition. Our business is also dependent on the continued health and productivity of our associates, including management teams, throughout this crisis. The consequences of any ongoing or future adverse public health developments relating to the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if economic conditions resulting from the pandemic were to once again deteriorate, which could require us to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, support the origination of vehicle financing, and meet our financial obligations. Capital and credit markets were significantly affected by onset of the crisis and could be disrupted once again by any future wave of the virus or outbreak of a new coronavirus variant, and our ability to obtain any new or additional financing is not guaranteed and largely dependent upon evolving market conditions and other factors.

The extent to which the COVID-19 pandemic or any similar public health crisis ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and future spread of the outbreak, the distribution of vaccines, and the extent to which economic and operating conditions are affected by any future adverse developments relating to the pandemic.

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover credit losses expected to be incurred on the portfolio at the measurement date. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to delinquency levels, collateral values, economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. In the fourth quarter of fiscal 2021, the Company decreased its allowance for credit losses from 26.5% to 24.5% of the principal balance of our finance receivables, primarily due to improved credit losses and delinquencies, as well as changes in our outlook for projected losses. Any future deterioration in economic conditions may result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

A reduction in the availability or access to sources of inventory could adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb a portion of cost increases. The supply of vehicles at appropriate prices available to the Company is significantly affected by overall new car sales volumes, which were negatively impacted by the business and economic disruptions following the outbreak of the COVID-19 pandemic and have historically been materially and adversely affected by prior economic downturns. Any future decline in new car sales could further adversely affect the Company’s access to and costs of inventory. Our ability to source vehicles could also be impacted by the closure of auctions and wholesalers as a result of any future public health crisis, adverse economic conditions, or other factors.

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

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 27% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s success depends upon the continued contributions of its management teams and the ability to attract and retain qualified employees.

The Company is dependent upon the continued contributions of its management teams. Because the Company maintains a decentralized operation in which each dealership is responsible for buying and selling its own vehicles, making credit decisions and collecting contracts it originates, the key employees at each dealership are important factors in the Company’s ability to implement its business strategy. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, when the Company decides to open new dealerships, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the Company to increased labor costs during periods of low unemployment or times of increased competition for labor.

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

●

Favorable operating performance.  Our ability to expand our business through additional dealership openings or strategic acquisitions is dependent on a sufficiently favorable level of operating performance to support the management, personnel and capital resources necessary to successfully open and operate or acquire new locations.

●

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

●

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

●

Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships. The long-term impacts of the recent economic downturn due to COVID-19 on new car sales volumes and the ability of auctions and wholesalers to continue to operate is uncertain. Any of these factors could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

●

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

●

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2021, the Company leased approximately 82% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 34,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT. As of June 21, 2021, there were approximately 873 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2016 and ending on April 30, 2021.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among America's Car-Mart, Inc., the NASDAQ Composite Index,
and Auto Dealerships

$600
$500
$400
$300
$200
$100
$0
4/16
4/17
4/18
4/19
4/20
4/21
America's Car-Mart, Inc.
NASDAQ Composite
Auto Dealerships

* $100 invested on 4/30/2016 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

The dollar value at April 30, 2021 of $100 invested in the Company’s common stock on April 30, 2016 was $567.67, compared to $322.69 for the automobile index described above and $308.02 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2021 through February 28, 2021	6,521	$122.13	6,521	1,018,519
March 1, 2021 through March 31, 2021	-	-	-	1,018,519
April 1, 2021 through April 30, 2021	-	-	-	1,018,519
Total	6,521	$122.13	6,521	1,018,519

(1)    The above described stock repurchase program has no expiration date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 4% and 23% per year over the last ten years (average 9%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 23.4% for the fiscal year ended April 30, 2021 compared to fiscal 2020 primarily due to a 15.5% increase in average retail sales price, a 7.4% increase in units sold and a 20.7% increase in interest income. The Company added three new dealerships in fiscal 2021.

The Company earns revenue from the sale of used vehicles, and in most cases a related service contract and an accident protection plan product, as well as interest income and late fees from the related financing. The Company’s cost structure is more fixed in nature and is sensitive to volume changes. Revenues can be affected by our level of competition, which is influenced to a large extent by the availability of funding to the sub-prime automobile industry, together with the availability and resulting purchase cost of the types of vehicles the Company purchases for resale. Revenues can also be affected by the macro-economic environment. Down payments, contract term lengths and proprietary credit scoring are critical to helping customers succeed and are monitored closely by corporate management at the point of sale. After the sale, collections, delinquencies and charge-offs are crucial elements of the Company’s evaluation of its financial condition and results of operations and are monitored and reviewed on a continuous basis. Management believes that developing and maintaining a relationship with its customers and earning their repeat business is critical to the success and growth of the Company and can serve to offset the effects of increased competition and negative macro-economic factors.

A challenging competitive environment puts pressure on sales volumes especially at older dealerships which tend to have higher overall sales volumes and more repeat customers. Additionally, as the Company attempts to attract and retain target customers, increased competition can contribute to lower down payments and longer contract terms which can have a negative effect on collection percentages, liquidity and credit losses. Management believes that the ultra-low interest rate environment combined with a lack of other investment alternatives has been attracting excess capital into the sub-prime automobile market and increasing competition. In an effort to combat the increased competition the Company will continue to focus on the benefits of excellent customer service and its “local” face-to-face offering in an effort to help customers succeed, while continuing to enhance the Company’s digital services and offerings to meet growing demands for an online sales experience. The Company, over recent years, has focused on providing a good mix of vehicles in various price ranges to increase affordability for customers, to address sales volume challenges and to improve credit performance in the future by improving the equity position of customers who may be tempted to default on their contracts, especially when competition on the lending side is elevated.

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

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2017 (average of 25.3%). Credit losses as a percentage of sales have steadily improved on an annual basis in each of the past five fiscal years from a historical high in fiscal 2017, as improvements in collection processes and higher recovery rates on repossessions have progressively offset continuing competitive pressures. The Company’s credit loss results were temporarily negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic from 24.5% to 26.5%, resulting in a $9.1 million pretax charge to the provision for credit losses. However, credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance as the CARES Act enhanced unemployment and stimulus funds, combined with the Company’s commitment to working with customers, aided customers’ ability to make their vehicle payments. The improvement in credit losses for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 24.5% of finance receivables, net of deferred revenue, which resulted in a $15.1 million pretax decrease in the provision for credit losses.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs can also be impacted by market and economic factors, including a competitive used vehicle financing environment and macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items and overall unemployment levels, as well as the personal income levels of the Company’s customers. Negative macro-economic issues, however, do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

In an effort to offset credit losses and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Company’s director of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% or 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage increased slightly in fiscal 2021 to 40.7% from 40.5% in the prior fiscal year, while gross margin dollars per retail unit sold increased by $791, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2021. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term.

Hiring, training and retaining qualified associates is critical to the Company’s success.  The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal.  Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives.  During the past fiscal year, COVID-19 has impacted unemployment levels, business activity and workforce participation, making the landscape for hiring very competitive. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions.  The Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2021	2020
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2021	2020	2019	2020	2019	2021	2020	2019
Operating Statement:
Revenues:
Sales	$808,065	$652,992	$586,508	23.7%	11.3%	100.0%	100.0%	100.0%
Interest and other income	110,545	91,619	82,614	20.7	10.9	13.7	14.0	14.1
Total	918,610	744,611	669,122	23.4	11.3	113.7	114.0	114.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	479,153	388,475	343,898	23.3%	13.0%	59.3	59.5	58.6
Selling, general and administrative	130,855	117,762	107,249	11.1	9.8	16.2	18.0	18.3
Provision for credit losses	163,662	162,246	146,363	0.9	10.9	20.3	24.8	25.0
Interest expense	6,820	8,052	7,883	(15.3)	2.1	0.8	1.2	1.3
Depreciation and amortization	3,719	3,839	3,969	(3.1)	(3.3)	0.5	0.6	0.7
Gain on disposal of property and equipment	(40)	(114)	(91)	(64.9)	25.3	-	-	-
Total	784,169	680,260	609,271	15.3	11.7	97.1	104.1	103.9

Income before income taxes	$134,441	$64,351	$59,851			16.6%	9.9%	10.2%

Operating Data (Unaudited):
Retail units sold	56,806	52,914	50,257	7.4%	5.3%
Average dealerships in operation	150	146	142	2.7	2.8
Average units sold per dealership	379	362	354	4.7	2.3
Average retail sales price	$13,621	$11,793	$11,125	15.5	6.0

Same store revenue growth	18.7%	9.3%	8.4%
Receivables average yield	15.9%	15.7%	15.6%

2021 Compared to 2020

Total revenues increased $174.0 million, or 23.4%, in fiscal 2021, as compared to revenue growth of 11.3% in fiscal 2020, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($137.6 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2020 ($36.7 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2020 ($333,000). The increase in revenue for fiscal 2021 is attributable to (i) a 15.5% increase in average retail sales price, (ii) a 7.4% increase in retail units sold and (iii) a 20.7% increase in interest and other income.

Cost of sales, as a percentage of sales, decreased slightly to 59.3% compared to 59.5% in fiscal 2020, resulting in a slight improvement in the gross margin percentage to 40.7% of sales in fiscal 2021 from 40.5% of sales in fiscal 2020. On a dollar basis, our gross margin per retail unit sold increased by $791 in fiscal 2021 compared to fiscal 2020.. The average retail sales price for fiscal 2021 was $13,621, a $1,828 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. However, during fiscal 2021, the pressure on the cost of sales and gross margin percentages from the increase in average purchase costs was more than offset by improved wholesale margins, strong demand and low supply of lower priced units, and reduced repair expenses to prepare purchased vehicles for resale. Demand for the vehicles we purchase for resale has remained high and the supply has continued to be restricted due to lower repossessions, lower levels of new car production and sales and additional demand due to stimulus money. While the long-term impact of COVID-19 on the availability of vehicles in our market and new car sales is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand, resulting in the continuation of elevated purchase costs and related pressure on the gross margin percentage.

Selling, general and administrative expenses, as a percentage of sales decreased to 16.2% in fiscal 2021 from 18.0% for fiscal 2020. Selling, general and administrative expenses are, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $13.1 million from fiscal 2020. The increase is primarily focused on investments in our associates, especially building our customer experience team and investing in procurement, combined with increased commissions due to higher net income.

Provision for credit losses as a percentage of sales decreased to 20.3% for fiscal 2021 compared to 24.8% for fiscal 2020. Net charge-offs as a percentage of average finance receivables decreased to 19.3% for fiscal 2021 compared to 23.1% for the prior year. The decrease in net charge-offs for fiscal 2021 primarily resulted from a lower frequency of losses combined with a lower severity of losses relative to the principal balance, primarily due to improvements in collections as a result of the stimulus money and enhanced unemployment, as well as higher recovery rates on repossessions. As a result of the improved credit losses, improved delinquencies at yearend, as well as our outlook for projected losses, the Company decreased the allowance for credit losses from 26.5% to 24.5%, a $15.1 million pretax decrease to the provision for credit losses. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area. The Company also believes the somewhat improved macro-economic environment prior to the pandemic mitigated the competitive pressures and positively impacted credit loss results for fiscal 2021.

Interest expense for fiscal 2021 as a percentage of sales decreased slightly to 0.8% in fiscal 2021 from 1.2% in fiscal 2020. Although the Company had higher average borrowings in fiscal 2021 ($215.0 million in fiscal 2021 compared to $179.9 million for fiscal 2020), the lower interest rates offset the interest on the higher debt balances.

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

Cost of sales, as a percentage of sales, increased slightly to 59.5% compared to 58.6% in fiscal 2019, representing a decrease in the gross margin percentage to 40.5% of sales in fiscal 2020 from 41.4% of sales in fiscal 2019, which resulted from the increase in purchase costs outpacing the increase in average retail sales price on a percentage basis. The average retail sales price for fiscal 2020 was $11,793, a $668 increase over the prior fiscal year, reflecting the high demand for used cars. However, on a dollar basis, our gross margin per retail unit sold increased by $172 in fiscal 2020 compared to fiscal 2019.

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

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2021, 2020 and 2019 (in thousands):

	April 30,
	2021	2020	2019
Assets:
Finance receivables, net	$625,119	$466,141	$415,486
Inventory	82,263	36,414	37,483
Property and equipment, net	34,719	30,140	28,537

Liabilities:
Accounts payable and accrued liabilities	49,486	32,846	32,496
Deferred revenue	56,810	36,121	31,959
Income taxes payable (receivable), net	150	3,841	(1,947)
Deferred income tax liabilities, net	20,007	12,979	14,259
Debt facilities	225,924	215,568	152,918

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2021, growth in finance receivables of 28.7% exceeded revenue growth of 23.4%. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts in recent years, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2021 was 37.3 months, compared to 33.3 months for April 30, 2020.

	Years Ended April 30,
	2021	2020	2019

Growth in finance receivables, net of deferred revenue	28.7%	14.4%	8.5%
Revenue growth	23.4%	11.3%	9.3%

At fiscal year-end 2021, inventory increased 125.9% ($45.8 million), compared to fiscal year-end 2020. This increase was primarily related to COVID-19, as the Company held off on inventory purchases for a period of time towards the end of fiscal 2020 to conserve cash flow and for additional clarity on restrictions and sales volumes during the pandemic. During fiscal 2021, the Company has returned to an inventory level to support increased sales and high used car demand. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased by approximately $4.6 million as of April 30, 2021 as compared to fiscal 2020. The increase is attributable to approximately $9.0 million in building and leasehold improvements and purchases of furniture and equipment primarily related to new dealership openings and remodels, partially offset by depreciation expense of $3.7 million and disposals of approximately $700,000 in furniture and equipment.

Accounts payable and accrued liabilities increased by approximately $16.6 million at April 30, 2021 as compared to April 30, 2020 primarily due to higher accounts payable related to increased inventory and sales activity, higher deferred sales tax related to the increase in sales, and the deferral of the employer’s share of social security and payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.

Income taxes payable, net, decreased approximately $3.7 million at April 30, 2021 compared to April 30, 2020 primarily due to the relief provided by the CARES Act, as the Company elected to defer certain estimated tax payments in the fourth quarter of fiscal 2020.

Deferred revenue increased $20.7 million at April 30, 2021 over April 30, 2020, primarily resulting from the increase in sales of the accident protection plan and service contract products.

Deferred income tax liabilities, net, increased approximately $7.0 million at April 30, 2021 as compared to April 30, 2020 due primarily to the increase in finance receivables.

Debt facilities increased $10.4 million primarily as a result of additional borrowing to fund the increase in inventory.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures and (v) common stock repurchases. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In fiscal 2021, the Company had a $67.0 million net increase in total debt, net of cash, used to contribute to the funding of finance receivables growth of $188.4 million, an inventory increase of $45.8 million, net capital expenditures of $9.0 million and common stock repurchases of $10.6 million.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2021	2020	2019
Operating activities:
Net income	$104,139	$51,343	$47,625
Provision for credit losses	163,662	162,246	146,363
Losses on claims for payment protection plan	18,954	17,966	17,020
Depreciation and amortization	3,719	3,839	3,969
Amortization of debt issuance costs	391	273	251
Stock based compensation	5,962	4,732	3,703
Deferred income taxes	7,028	(1,280)	1,701
Finance receivable originations	(762,716)	(604,497)	(540,505)
Finance receivable collections	370,254	322,180	293,739
Accrued interest on finance receivables	(269)	(750)	(159)
Inventory	5,019	53,827	47,641
Accounts payable and accrued liabilities	14,766	1,009	2,226
Deferred payment protection plan revenue	8,224	3,113	1,544
Deferred service contract revenue	12,465	1,049	259
Income taxes, net	(3,691)	5,788	(497)
Other	(1,719)	79	22
Total	(53,812)	20,917	24,902

Investing activities:
Purchase of investments	-	(4,648)	-
Purchase of property and equipment	(8,952)	(5,422)	(4,029)
Proceeds from sale of property and equipment	694	184	142
Total	(8,258)	(9,886)	(3,887)

Financing activities:
Debt facilities, net	9,965	62,377	300
Change in cash overdrafts	1,802	(1,274)	768
Purchase of common stock	(10,616)	(16,009)	(26,577)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	4,292	1,723	5,264
Total	5,403	46,777	(20,285)

Increase (decrease) in cash	$(56,667)	$57,808	$730

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

Cash flows from operations in fiscal 2021 compared to fiscal 2020 decreased primarily as a result of (i) an increase in finance receivable originations, (ii) an increase in inventory and (iii) a decrease in income taxes payable, partially offset by (iv) an increase in finance receivable collections and (v) an increase in accounts payable and accrued liabilities and (vi) an increase in deferred revenue. Finance receivables, net, increased by $159.0 million during fiscal 2021.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. The impacts of the COVID-19 pandemic on the business operations of auctions and wholesalers as well as new car production and sales during the past fiscal year further increased the price and reduced the quantity of used cars available for purchase by the Company. The Company expects these effects on used vehicle supply to continue for the short term.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. The Company has also increased the level of accountability for its purchasing agents including updates to sourcing and pricing guidelines. The Company has also recently begun to make some corporate level purchases and form relationships with national vendors that can supply a large quantity of high-quality vehicles. Even with these efforts, the Company expects gross margin percentages to remain under pressure over the near term.

The Company believes that the amount of credit available for the sub-prime auto industry will remain relatively consistent with levels in recent years, which management expects will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry generally contributes to lower down payments and longer terms, which can have a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. The availability of credit was somewhat dampened for consumers during fiscal year 2021, although with the high demand of used vehicles and related financing, the availability of credit has loosened more recently.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2021, the Company leased approximately 82% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2021, the Company had approximately $2.9 million of cash on hand and $99.1 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $25 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

The following is a summary of the Company’s contractual payment obligations as of April 30, 2021, including renewal periods under operating leases that are reasonably assured (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Revolving lines of credit	$226,602	-	226,602	-	-
Operating leases	85,448	7,060	13,459	12,191	52,738
Interest on debt facilities	15,606	6,458	9,148	-	-
Total	$327,656	13,518	249,209	12,191	52,738

The table above includes estimated interest payments on the Company’s revolving lines of credit. We have assumed $226 million remains outstanding under our revolving lines of credit until the maturity date of September 30, 2022, using the interest rate in effect on April 30, 2021, which was approximately 2.85%. The $85.4 million of operating lease commitments includes $25.2 million of non-cancelable lease commitments under the lease terms, and $60.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.

Off-Balance Sheet Arrangements

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2021.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2021.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2021, the weighted average total contract term was 37.3 months with 29.1 months remaining. The reserve amount in the allowance for credit losses at April 30, 2021, $184.4 million, was 24.5% of the principal balance in finance receivables of $809.5 million, less unearned accident protection plan revenue of $32.7 million and unearned service contract revenue of $24.1 million. In the fourth quarter of fiscal 2021, the Company decreased the allowance for credit losses as a percentage of finance receivables from 26.5% to 24.5% as a result of improved credit losses and delinquencies, as well as changes in our outlook for projected losses. The decrease resulted in a $15.1 million pretax decrease to the provision for credit losses.

The estimated reserve amount is the Company’s anticipated future net charge-offs for losses expected to be incurred on the portfolio at the measurement date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

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

A point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses expected to be incurred on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and high unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax change of $7.5 million.

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

Adopted in Current Period

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). ASU 2016-13 requires financial assets such as loans to be presented net of an allowance for credit losses that reduces the cost basis to the amount expected to be collected over the estimated life. Expected credit losses will be measured based on historical experience and current conditions, as well as forecasts of future conditions that affect the collectability of the reported amount. Our allowance for credit losses calculation was modified to comply with these new requirements and adopted for our fiscal year beginning May 1, 2020. The Company did not incur a material impact to our financial statements as a result of this adoption.

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

Non-GAAP Financial Measure

The reconciliation between the Company’s debt to equity ratio and adjusted debt, net of cash, to equity ratio for fiscal year ending April 30, 2021, is summarized in the table below.

April 30, 2021
Debt to Equity	0.56
Cash to Equity	0.01
Debt net of Cash to Equity	0.55

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total revolving debt of $226.6 million outstanding at April 30, 2021. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.3 million and a corresponding decrease in net income before income tax.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2021 and 2020

Consolidated Statements of Operations for the years ended April 30, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended April 30, 2021, 2020 and 2019

Consolidated Statements of Equity for the years ended April 30, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 2, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As described in Note C to the consolidated financial statements, the Company had finance receivables of $810 million, for which an allowance of $184 million was recorded as of April 30, 2021. Management estimates the allowance for credit losses on finance receivables by applying a loss-rate method using historical credit loss experience (both timing and severity of losses) and collateral values. The estimate is adjusted for current conditions and reasonable and supportable forecasts to reflect management’s expectations for credit losses on the finance receivables, which include factors such as current and expected changes in the fair market value of repossessed vehicles, the effects of the COVID-19 pandemic on macroeconomic factors such as higher unemployment levels and inflation. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter were the significant judgments made by management, including the adjustment for the effects of the economic recovery from the COVID-19 pandemic, such as the impact of the discontinuation of government provided benefits on unemployment levels and inflation. These judgements led to a high degree of auditor judgment and subjectivity in performing procedures over these assumptions.

Our audit procedures related to the allowance for credit losses included the following, among others:

●

We tested the design and operating effectiveness of controls relating to management’s allowance for credit losses estimation process, which included controls over the judgements related to adjustment for the effects of the economic recovery from the COVID-19 pandemic, such as the impact of the discontinuation of government provided benefits on unemployment levels and inflation.

●

We tested management’s process for determining the allowance for credit losses, including the adjustment for the effects of the economic recovery from the COVID-19 pandemic, such as the impact of the discontinuation of government provided benefits on unemployment levels and inflation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Tulsa, Oklahoma

July 2, 2021

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2021	April 30, 2020
Assets:
Cash and cash equivalents	$2,893	$59,560
Accrued interest on finance receivables	3,367	3,098
Finance receivables, net	625,119	466,141
Inventory	82,263	36,414
Prepaid expenses and other assets	6,120	4,441
Right-of-use asset	60,398	60,713
Goodwill	7,280	6,817
Property and equipment, net	34,719	30,140

Total Assets	$822,159	$667,324

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$18,208	$13,117
Income taxes payable, net	150	3,841
Deferred payment protection plan revenue	32,704	24,480
Deferred service contract revenue	24,106	11,641
Accrued liabilities	31,278	19,729
Deferred income tax liabilities, net	20,007	12,979
Lease liability	62,886	62,810
Debt facilities	225,924	215,568
Total liabilities	415,263	364,165

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,591,889 and 13,478,733 issued at April 30, 2021 and April 30, 2020, respectively, of which 6,625,885 and 6,619,319 were outstanding at April 30, 2021 and April 30, 2020, respectively	136	135
Additional paid-in capital	98,812	88,559
Retained earnings	564,975	460,876

Less: Treasury stock, at cost, 6,966,004 and 6,859,414 shares at April 30, 2021 and April 30, 2020, respectively	(257,527)	(246,911)
Total stockholders' equity	406,396	302,659
Non-controlling interest	100	100
Total equity	406,496	302,759

Total Liabilities, mezzanine equity and equity	$822,159	$667,324

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2021	2020	2019
Revenues:
Sales	$808,065	$652,992	$586,508
Interest and other income	110,545	91,619	82,614

Total revenues	918,610	744,611	669,122

Costs and expenses:
Cost of sales, excluding depreciation	479,153	388,475	343,898
Selling, general and administrative	130,855	117,762	107,249
Provision for credit losses	163,662	162,246	146,363
Interest expense	6,820	8,052	7,883
Depreciation and amortization	3,719	3,839	3,969
Gain on disposal of property and equipment	(40)	(114)	(91)
Total costs and expenses	784,169	680,260	609,271

Income before income taxes	134,441	64,351	59,851

Provision for income taxes	30,302	13,008	12,226

Net income	$104,139	$51,343	$47,625

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$104,099	$51,303	$47,585

Earnings per share:
Basic	$15.70	$7.74	$6.99
Diluted	$14.95	$7.39	$6.73

Weighted average number of shares outstanding:
Basic	6,628,749	6,630,023	6,810,879
Diluted	6,961,575	6,945,652	7,071,768

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2021	2020	2019
Net income	$104,139	$51,343	$47,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	163,662	162,246	146,363
Losses on claims for payment protection plan	18,954	17,966	17,020
Depreciation and amortization	3,719	3,839	3,969
Amortization of debt issuance costs	391	273	251
Gain on disposal of property and equipment	(40)	(114)	(91)
Stock-based compensation	5,962	4,732	3,703
Deferred income taxes	7,028	(1,280)	1,701
Change in operating assets and liabilities:
Finance receivable originations	(762,716)	(604,497)	(540,505)
Finance receivable collections	370,254	322,180	293,739
Accrued interest on finance receivables	(269)	(750)	(159)
Inventory	5,019	53,827	47,641
Prepaid expenses and other assets	(1,679)	193	113
Accounts payable and accrued liabilities	14,766	1,009	2,226
Deferred payment protection plan revenue	8,224	3,113	1,544
Deferred service contract revenue	12,465	1,049	259
Income taxes, net	(3,691)	5,788	(497)
Net cash provided by (used in) operating activities	(53,812)	20,917	24,902

Investing Activities:
Purchase of investments	-	(4,648)	-
Purchases of property and equipment	(8,952)	(5,422)	(4,029)
Proceeds from sale of property and equipment	694	184	142
Net cash used in investing activities	(8,258)	(9,886)	(3,887)

Financing Activities:
Exercise of stock options	4,034	1,533	5,117
Issuance of common stock	258	190	147
Purchase of common stock	(10,616)	(16,009)	(26,577)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(282)	(505)	(371)
Change in cash overdrafts	1,802	(1,274)	768
Principal payments on notes payable	(524)	(509)	(389)
Proceeds from revolving credit facilities	73,337	442,490	450,554
Payments on revolving credit facilities	(62,566)	(379,099)	(449,494)
Net cash provided by (used in) financing activities	5,403	46,777	(20,285)

Increase (decrease) in cash and cash equivalents	(56,667)	57,808	730
Cash and cash equivalents, beginning of period	59,560	1,752	1,022

Cash and cash equivalents, end of period	$2,893	$59,560	$1,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2021, 2020 and 2019

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2018	13,147,143	$131	$72,641	$361,988	$(204,325)	$100	$230,535

Issuance of common stock	2,267	-	147	-	-	-	147
Stock options exercised	226,620	3	5,114	-	-	-	5,117
Purchase of 378,627 treasury shares	-	-	-	-	(26,577)	-	(26,577)
Stock based compensation	-	-	3,703	-	-	-	3,703
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	47,625	-	-	47,625

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	9,760	-	190	-	-	-	190
Stock options exercised	92,943	1	1,532	-	-	-	1,533
Purchase of 182,805 treasury shares	-	-	-	-	(16,009)	-	(16,009)
Stock based compensation	-	-	4,732	-	-	-	4,732
Issuance of restricted stock			500				500
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	51,343	-	-	51,343

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	2,921	-	258	-	-	-	258
Stock options exercised	110,235	1	4,033	-	-	-	4,034
Purchase of 106,590 treasury shares	-	-	-	-	(10,616)	-	(10,616)
Stock based compensation	-	-	5,962	-	-	-	5,962
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	104,139	-	-	104,139

Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 27% of revenues resulting from sales to Arkansas customers.

As of April 30, 2021, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($3.4 million at April 30, 2021 and $3.1 million at April 30, 2020), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables. An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 77% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At April 30, 2021, 2.6% of the Company’s finance receivables balances were 30 days or more past due compared to 6.2% at April 30, 2020.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit. At the time of originating a finance agreement, the Company requires customers to meet certain criteria that demonstrate their intent and ability to pay for the financed principal and interest on the vehicle they are purchasing. However, the Company recognizes that their customer base is at a higher risk of default given their impaired or limited credit histories.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 73 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis, as opposed to a contract-by-contract basis, at an amount it considers sufficient to cover losses expected to be incurred on the portfolio at the measurement date. The Company accrues an estimated loss for the amount it believes will not be collected. The amount of the loss can be reasonably estimated in the aggregate. The allowance for credit losses is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that the deterioration in economic conditions and high unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

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

A historical point loss rate is produced by this analysis which is then adjusted to reflect current conditions and the Company’s reasonable and supportable forecast of expected losses for a period of one year, including the review of static pools coupled with any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses to be incurred on the portfolio at the measurement date. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the lending side have historically had a more significant effect on collection results than macro-economic issues.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted our customers, resulting in an increased past-due amount as a percentage of receivables (to 6.2% from 2.9%). As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. The net increase resulted in a $9.1 million pre-tax charge to the provision for credit losses ($7.0 million after tax effects, $1.02 per diluted share). As a result of improved credit losses during fiscal 2021, as well as our outlook for projected losses, the Company decreased the allowance for credit losses in the fourth quarter of fiscal 2021 from 26.5% to 24.5%, resulting in a $15.1 million pre-tax decrease in the provision for credit losses ($11.5 million after tax effects, $1.65 per diluted share).

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2021 or 2020.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2021 or fiscal 2020.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2018.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2021 and 2020, respectively.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and a accident protection plan product, as well as interest income and late fees earned on finance receivables. Revenues are net of taxes collected from customers and remitted to government agencies. Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services and repairs.

The Company’s performance obligations are clearly identifiable, and the transaction price is explicitly stated on the customers’ contracts.  The Company collects payments in accordance with the terms of the customers’ accounts, ranging between 18 to 54 months.  Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.  Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received.  Revenues from the sale of service contracts are recognized ratably over the expected duration of the product.  Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident Protection Plan (previously called payment protection plan) revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided.  Accident Protection Plan revenues are included in sales and related losses are included in cost of sales as incurred.  Interest income is recognized on all active finance receivables accounts using the simple effective interest method.  Active accounts include all accounts except those that have been paid-off or charged-off.

Sales consist of the following for the years ended April 30, 2021, 2020 and 2019:

	Years Ended April 30,
(In thousands)	2021	2020	2019

Sales – used autos	$713,925	$567,816	$506,184
Wholesales – third party	34,286	28,966	27,376
Service contract sales	33,028	31,480	30,243
Payment protection plan revenue	26,826	24,730	22,705

Total	$808,065	$652,992	$586,508

At April 30, 2021 and 2020, finance receivables more than 90 days past due were approximately $2.1 million and $3.1 million, respectively. Late fee revenues totaled approximately $2.5 million, $2.3 million and $1.9 million for the fiscal years ended 2021, 2020 and 2019, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

During the years ended April 30, 2021 and 2020, the Company recognized $10.3 million and $9.4 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2020 and 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, print media and digital marketing costs. Advertising costs amounted to $2.9 million, $3.1 million and $3.1 million for the years ended April 30, 2021, 2020 and 2019, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $908,000, $769,000, and $523,000 to the plans for the years ended April 30, 2021, 2020 and 2019, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2021, 2020 and 2019 were not material individually or in the aggregate. A total of 200,000 shares were registered and 136,842 remain available for issuance under this plan at April 30, 2021.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statements of Operations in the reporting period in which the exercises occur. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 106,590, 182,805, and 378,627 shares of its common stock to be held as treasury stock for a total cost of $10.6 million, $16.0 million and $26.6 million during the years ended April 30, 2021, 2020 and 2019, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Facility Leases

The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.

The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2021 was 14.4 years.

The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2021 was 4.29%.

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

Effective in Future Periods

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020, through December 31, 2022. The Company expects to utilize this optional guidance but does not expect the impact to be material.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks inherent in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2021 and 2020 are as follows:

(In thousands)	April 30, 2021	April 30, 2020

Gross contract amount	$980,757	$728,841
Less unearned finance charges	(171,220)	(107,659)
Principal balance	809,537	621,182
Less allowance for credit losses	(184,418)	(155,041)

Finance receivables, net	$625,119	$466,141

Changes in the finance receivables, net for the years ended April 30, 2021, 2020 and 2019 are as follows:

	Years Ended April 30,
(In thousands)	2021	2020	2019

Balance at beginning of period	$466,141	$415,486	$383,617
Finance receivable originations	762,716	604,497	540,505
Finance receivable collections	(370,254)	(322,180)	(293,739)
Provision for credit losses	(163,662)	(162,246)	(146,363)
Losses on claims for payment protection plan	(18,954)	(17,966)	(17,020)
Inventory acquired in repossession and payment protection plan claims	(50,868)	(51,450)	(51,514)

Balance at end of period	$625,119	$466,141	$415,486

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2021, 2020 and 2019 are as follows:

	Years Ended April 30,
(In thousands)	2021	2020	2019

Balance at beginning of period	$155,041	$127,842	$117,821
Provision for credit losses	163,662	162,246	146,363
Charge-offs, net of recovered collateral	(134,285)	(135,047)	(136,342)

Balance at end of period	$184,418	$155,041	$127,842

The factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to provision for credit losses are described below.

The historical level of actual charge-offs, net of recovered collateral, is the most important factor in determining the charges to the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables were 19.3% for fiscal 2021 as compared to 23.1% for fiscal 2020. The decrease in net charge-offs for fiscal 2021 primarily resulted from a lower frequency of losses combined with a lower severity of losses relative to the principal balance. Although the loss severity per unit has increased with the increasing sales prices, the percentage of principal being charged off has decreased. This is primarily due to improvements in the collections processes including the positive impact of stimulus money and higher recovery rates on repossessions.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 53.2% for the year ended April 30, 2021, compared to 55.1% for the year ended April 30, 2020. Collection percentages declined because of the longer terms, partially offset by improved collections as a result of stimulus money and enhanced unemployment payments to many of our customers. Delinquencies greater than 30 days decreased to 2.6% at April 30, 2021 compared to 6.2% at April 30, 2020.

In addition to the objective factors discussed above, the Company also considers macro-economic factors such as changes in unemployment levels, gasoline prices and prices for staple items to develop reasonable and supportable forecasts about the future. These economic forecasts are utilized alongside historical loss information in order to estimate expected losses in the portfolio over the following twelve-month period, at which point the Company will immediately revert to the point estimate produced by the Company’s analysis of historical loss information to estimate expected losses from the portfolio for the remaining contractual lives of its finance receivables. See “Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses” in Note B for a description of the historical data included in this analysis.

As a result of the improved credit loss results, lower delinquencies, as well as changes in the Company’s outlook for projected losses, the allowance for credit losses was lowered from 26.5% to 24.5% as a percentage of finance receivables, net of deferred revenue as of April 30, 2021. This decrease in the allowance resulted in a $15.1 million pretax decrease in the provision for credit losses for fiscal year 2021.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2021		April 30, 2020

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$717,520	88.64%	$515,390	82.97%
3 - 29 days past due	71,269	8.80%	67,259	10.83%
30 - 60 days past due	13,058	1.61%	25,311	4.07%
61 - 90 days past due	5,551	0.69%	10,140	1.63%
> 90 days past due	2,139	0.26%	3,082	0.50%
Total	$809,537	100.00%	$621,182	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week and overall economic factors. The above categories are consistent with internal operational measures used by the Company to monitor credit results. The amounts past due have improved due to the impact of stimulus payments combined with the Company’s continued improvements in collections practices.

Substantially all of the Company’s automobile contracts involve contracts made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders.  Contracts made with buyers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than contracts made with buyers with better credit.  The Company monitors customer scores, contract term length, down payment percentages, and collections for credit quality indicators.

	Twelve Months Ended April 30,
	2021	2020

Principal collected as a percent of average finance receivables	53.2%	55.1%
Average down-payment percentage	7.1%	6.4%

	April 30, 2021	April 30, 2020
Average originating contract term (in months)	34.6	30.7
Portfolio weighted average contract term, including modifications (in months)	37.3	33.3

The weighted average contract term increases have been made to maintain affordability for our customers as the average selling price has increased from $11,793 for fiscal 2020 to $13,621 for fiscal 2021.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2021	2020	2019	2018	2017	2017	Total	%

1-2	$32,946	$11,967	$1,229	$63	$8	$-	$46,213	5.7%
3-4	211,939	66,524	8,299	491	26	8	287,287	35.5%
5-6	346,461	108,576	19,006	1,868	121	5	476,037	58.8%
Total	$591,346	$187,067	$28,534	$2,422	$155	$13	$809,537	100.0%

When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk. We obtain credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the credit quality. Customers with the highest credit quality are 6 rated customers. Customers assigned a lower grade are determined to have a lower credit quality. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.

The Company uses a combination of the initial credit grades and historical performance to monitor the credit quality of the finance receivables on an ongoing basis, and the accuracy of the scoring models are validated periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2021	April 30, 2020

Land	$7,594	$7,799
Buildings and improvements	13,717	12,678
Furniture, fixtures and equipment	15,401	14,118
Leasehold improvements	33,450	27,519
Construction in progress	2,421	3,186
Accumulated depreciation and amortization	(37,864)	(35,160)

Property and equipment, net	$34,719	$30,140

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2021	April 30, 2020

Employee compensation and benefits	$14,664	$9,386
Cash overdrafts (see Note B)	1,802	-
Deferred sales tax (see Note B)	5,904	2,974
Reserve for PPP claims	3,737	2,926
Fair value of contingent consideration	3,175	2,713
Other	1,996	1,730

Accrued liabilities	$31,278	$19,729

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	2021	2020

Revolving lines of credit	$226,602	$215,831
Notes payable	-	79
Finance lease	-	445
Debt issuance costs	(678)	(787)
Debt facilities	$225,924	$215,568

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at April 30, 2021 and 2.98% at April 30, 2020. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at April 30, 2021. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2021, the Company had additional availability of approximately $99.1 million under the revolving credit facilities. The Company took a $30 million draw on our credit facilities during March 2020 to ensure financial flexibility during the uncertainty as a result of COVID-19, and grew our cash balance to approximately $59.6 million at April 30, 2020, which would have typically been used to pay down the line of credit. The cash balance at April 30, 2021 of $2.9 million is more comparable to historical levels.

The Company recognized $391,000, $273,000 and $251,000 of amortization for the twelve months ended April 30, 2021, 2020 and 2019, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the years ended April 30, 2021 and April 30, 2020, the Company incurred approximately $282,000 and $505,000, respectively, in debt issuance costs related to amendments of the credit facilities. Debt issuance costs of approximately $678,000 and $787,000 as of April 30, 2021 and 2020, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

On December 15, 2015, the Company entered into an agreement to purchase the property on which one of its dealerships is located for a purchase price of $550,000. Under the agreement, the purchase price is being paid in monthly principal and interest installments of $10,005. The debt matured in December 2020, bore interest at a rate of 3.50% and was secured by the property.

On March 29, 2018, the Company entered into a lease classified as a finance lease. The present value of the minimum lease payments is approximately $445,000, which was included in Debt facilities in the Consolidated Balance Sheet. The leased equipment is amortized on a straight-line basis over three years. The lease was paid off in March 2021.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at April 30, 2021 and 2020:

	April 30, 2021		April 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Cash	$2,893	$2,893	$59,560	$59,560
Finance receivables, net	625,119	497,865	466,141	382,027
Accounts payable	18,208	18,208	13,117	13,117
Debt facilities	225,924	225,924	215,568	215,568

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

Finance receivables, net

The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in January 2019 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at April 30, 2021, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Revolving credit facilities and notes payable	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently.

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2021	2020	2019
Provision for income taxes
Current	$23,274	$14,288	$10,525
Deferred	7,028	(1,280)	1,701
Total	$30,302	$13,008	$12,226

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2021	2020	2019
Tax provision at statutory rate	$28,233	$13,514	$12,569
State taxes, net of federal benefit	4,033	1,931	1,796
Tax benefit from option exercises	(1,401)	(1,498)	(1,961)
Other, net	(563)	(939)	(178)
Total	$30,302	$13,008	$12,226

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

(In thousands)	2021	2020
Deferred income tax liabilities related to:
Finance receivables	$26,373	$19,342
Property and equipment	372	69
Goodwill	141	90
Total	26,886	19,501
Deferred income tax assets related to:
Accrued liabilities	2,140	1,565
Inventory	213	107
Disallowed interest deduction	-	1,365
Share based compensation	3,109	2,490
State net operating loss	42	42
Deferred revenue	1,375	953
Total	6,879	6,522
Deferred income tax liabilities, net	$20,007	$12,979

I – Capital Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, and up to 1,000,000 shares of preferred stock, par value $0.01 per share. Each share of the Company’s common stock has the same relative rights as, and is identical in all respects to, each other share of the Company’s common stock. The shares of preferred stock may be issued in one or more series having such respective terms, rights and preferences as are designated by the Board of Directors. The Company has not issued any preferred stock.

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2021	2020	2019

Weighted average shares outstanding-basic	6,628,749	6,630,023	6,810,879
Dilutive options and restricted stock	332,826	315,629	260,889

Weighted average shares outstanding-diluted	6,961,575	6,945,652	7,071,768

Antidilutive securities not included:
Options	152,500	118,750	60,000
Restricted Stock	2,479	7,224	-

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of $6.0 million ($4.6 million after tax effects), $4.7 million ($3.6 million after tax effects) and $3.7 million ($2.8 million after tax effects) for the years ended April 30, 2021, 2020 and 2019, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate.

Stock Option Plan

The Company has options outstanding under the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Stock Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Stock Option Plan, which increased the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. The Stock Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options granted under the Company’s stock option plans expire in the calendar years 2022 through 2030.

Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2030
Shares available for grant at April 30, 2021	245,000

The aggregate intrinsic value of outstanding options at April 30, 2021 and 2020 was $44.4 million and $7.7 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2021	April 30, 2020	April 30, 2019
Expected terms (years)	5.5	5.5	5.5
Risk-free interest rate	0.36%	1.75	2.79%
Volatility	50%	39	36%
Dividend yield	-	-	-

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

There were 30,000 options granted during fiscal 2021. The grant-date fair value of all options granted during fiscal 2021, 2020 and 2019 was $2.0 million, $9.3 million and $3.0 million, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2018 to April 30, 2021:

	Number	Exercise	Proceeds	Weighted Average
	of	Price	on	Exercise Price per
	Options	per Share	Exercise	Share
			(in thousands)
Outstanding at April 30, 2018	695,500		$26,683	$30.50
Granted	145,000	53.30 to54.85	7,915	54.58
Exercised	(275,000)	18.86 to53.30	(8,511)	30.95
Outstanding at April 30, 2019	565,500		$26,087	$46.13
Granted	225,000	99.05 to109.06	24,287	107.95
Exercised	(121,250)	22.87 to53.02	(4,517)	37.25
Cancelled	(1,500)	$53.02	(80)	53.02
Outstanding at April 30, 2020	667,750		$45,777	$68.55
Granted	30,000	$65.95	30	65.95
Exercised	(131,350)	24.69 to99.05	(6,730)	51.24
Outstanding at April 30, 2021	566,400		$39,077	$72.43

Stock option compensation expense on a pre-tax basis was $3.9 million ($3.0 million after tax effects), $3.6 million ($2.9 million after tax effects) and $2.7 million ($2.0 million after tax effects) for the years ended April 30, 2021, 2020 and 2019, respectively. As of April 30, 2021, the Company had approximately $4.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted average remaining vesting period of 1.8 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2021	2020	2019

Options Exercised	131,350	121,250	275,000
Cash Received from Options Exercised	$5,120	$2,928	$5,663
Intrinsic Value of Options Exercised	$7,894	$7,580	$10,817

During the year ended April 30, 2021, there were 32,500 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 13,761 shares to satisfy the exercise price and applicable withholding taxes to acquire 7,354 shares.

As of April 30, 2021, there were 276,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $25.0 million and a weighted average remaining contractual life of 5.6 years and a weighted average exercise price of $60.26.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2018	179,000	$45.96
Shares granted	3,000	53.30
Shares vested	-	-
Shares cancelled	(1,500)	36.38
Unvested shares at April 30, 2019	180,500	$46.16
Shares granted	12,328	102.03
Shares vested	(7,000)	52.10
Shares cancelled	(1,000)	37.07
Unvested shares at April 30, 2020	184,828	$49.71
Shares granted	7,690	98.43
Shares vested	-	-
Shares cancelled	(500)	35.00
Unvested shares at April 30, 2021	192,018	$51.70

The fair value at vesting for awards under the stock incentive plan was $9.9 million, $9.2 million, and $8.3 million in fiscal 2021, 2020 and 2019, respectively.

During the fiscal year 2021, 2,000 shares were granted with a fair value of $65.95, and 5,690 shares were granted with a fair value of $109.84. During the fiscal year 2020, 3,000 shares were granted with a fair value of $99.05, 4,224 shares were granted with a fair value of $109.06 and 5,104 shares were granted with a fair value of $97.97. During the fiscal year 2019, 3,000 restricted shares were granted with a fair value of $53.30 per share. A total of 87,009 shares remain available for award at April 30, 2021.

The Company recorded compensation cost of $1.1 million ($878,000 after tax effects), $1.1 million ($839,000 after tax effects) and $1.0 million ($760,000 after tax effects) related to the Stock Incentive Plan during the years ended April 30, 2021, 2020 and 2019, respectively. As of April 30, 2021, the Company had $5.9 million of total unrecognized compensation cost related to unvested awards granted under the Stock Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.3 years.

L - Commitments and Contingencies

Letter of Credit

The Company has a standby letter of credit relating to an insurance policy totaling $250,000 at April 30, 2021.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2021, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

April 30,	(In thousands)
2022	$7,060
2023	6,987
2024	6,472
2025	6,333
2026	5,858
Thereafter	52,738
Total undiscounted operating lease payments	85,448
Less: imputed interest	22,562
Present value of operating lease liabilities	$62,886

The $85.4 million of operating lease commitments includes $25.2 million of non-cancelable lease commitments under the lease terms, and $60.2 million of lease commitments for renewal periods at the Company’s option that are reasonably assured.  The lease commitments also include $23,000 of lease commitments associated with entities owned or controlled by a preferred shareholder of the Company’s subsidiary.  For the years ended April 30, 2021, 2020 and 2019, rent expense for all operating leases amounted to approximately $8.0 million, $6.9 million and $6.7 million, respectively.  In fiscal 2021 the Company obtained $7.3 million in lease assets in exchange for lease obligations.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2021, 2020 and 2019 are as follows:

	Years Ended April 30,
(in thousands)	2021	2020	2019
Supplemental disclosures:
Interest paid	$7,029	$8,152	$7,259
Income taxes paid, net	26,964	8,505	11,022

Non-cash transactions:
Inventory acquired in repossession and payment protection plan claims	50,868	51,450	51,514
Loss accrued on disposal of property and equipment	-	3	29
Net settlement option exercises	1,610	1,589	2,848

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2021.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2021. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2021, and our report dated July 2, 2021 expressed an unqualified opinion on those financial statements.

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

July 2, 2021

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2021 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Proxy Statement and such information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this report.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	566,400	$72.43	468,851

Equity compensation plans not approved by the stockholders	-	-	-

(1)

Includes 87,009 shares available for issuance under the Amended and Restated Stock Incentive Plan, 245,000 shares under the Amended and Restated Stock Option Plan and 136,842 shares under the 2006 Employee Stock Purchase Plan.

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

Item 15. Exhibits, Financial Statement Schedules

(a)1.         Financial Statements

  The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2021 and 2020

Consolidated Statements of Operations for the years ended April 30, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended April 30, 2021, 2020 and 2019

Consolidated Statements of Equity for the years ended April 30, 2021, 2020 and 2019

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

4.1	Description of Securities

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.1.1*	Amendment to Amended and Restated Stock Incentive Plan ((Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

Exhibit Number	Description of Exhibit

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Amendment to Amended and Restated Stock Option Plan ((Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2.2*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

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

10.2.6*

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

10.5*	America’s Car-Mart, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014).

10.6*	Change in Control Agreement, dated as of June 1, 2021, between America’s Car Mart, Inc., an Arkansas corporation, and Vickie D. Judy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.7*	Change in Control Agreement, dated as of June 1, 2021, between America’s Car Mart, Inc., an Arkansas corporation, and Leonard L. Walthall (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

Exhibit Number	Description of Exhibit

10.8*

Retirement and Transition Agreement, dated as of January 1, 2018, between America’s Car-Mart, Inc. and William H. Henderson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2018).

10.9	Third Amended and Restated Loan and Security Agreement dated September 30, 2019, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.10.1	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement dated October 27, 2020, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2020).

10.10.2

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

Exhibit Number	Description of Exhibit

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*  Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: July 2, 2021	By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	President, Chief Executive Officer	July 2, 2021
Jeffrey A. Williams	and Director
(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer	July 2, 2021
Vickie D. Judy	(Principal Financial and Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	July 2, 2021
Joshua G. Welch

/s/ Ann G. Bordelon	Director	July 2, 2021
Ann G. Bordelon

/s/ Ray C. Dillon	Director	July 2, 2021
Ray C. Dillon

/s/ Daniel J. Englander	Director	July 2, 2021
Daniel J. Englander

/s/ William H. Henderson	Director	July 2, 2021
William H. Henderson

/s/ Dawn C. Morris	Director	July 2, 2021
Dawn C. Morris