Form 10-Q
period 2021-07-31
AMERICAS CARMART INC
filed 2021-09-03
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 27, 2021
Common stock, par value $.01 per share	6,536,978

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands except share and per share amounts)

	July 31, 2021	April 30, 2021
Assets:
Cash and cash equivalents	$2,719	$2,893
Accrued interest on finance receivables	3,529	3,367
Finance receivables, net	688,593	625,119
Inventory	97,031	82,263
Prepaid expenses and other assets	6,857	6,120
Right-of-use asset	59,250	60,398
Goodwill	7,280	7,280
Property and equipment, net	35,491	34,719
Total Assets	$900,750	$822,159

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$20,754	$18,208
Income tax payable, net	4,969	150
Deferred accident protection plan revenue	35,788	32,704
Deferred service contract revenue	30,706	24,106
Accrued liabilities	30,652	31,278
Deferred income tax liabilities, net	21,979	20,007
Lease liability	61,797	62,886
Debt facilities	271,824	225,924
Total liabilities	478,469	415,263

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,607,843 and 13,591,889 issued at July 31, 2021 and April 30, 2021, respectively, of which 6,560,097 and 6,625,885 were outstanding at July 31, 2021 and April 30, 2021, respectively	136	136
Additional paid-in capital	100,858	98,812
Retained earnings	589,932	564,975
Less: Treasury stock, at cost, 7,047,746 and 6,966,004 shares at July 31, 2021 and April 30, 2021, respectively	(269,145)	(257,527)
Total stockholders' equity	421,781	406,396
Non-controlling interest	100	100
Total equity	421,881	406,496

Total Liabilities, Mezzanine Equity and Equity	$900,750	$822,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

(Unaudited)

(Dollars in thousands except share and per share amounts)

	Three Months Ended July 31,
	2021	2020
Revenues:
Sales	$246,742	$162,799
Interest and other income	33,587	25,112

Total revenues	280,329	187,911

Costs and expenses:
Cost of sales	152,764	94,874
Selling, general and administrative	38,800	28,757
Provision for credit losses	54,108	36,084
Interest expense	1,982	1,719
Depreciation and amortization	915	938
Loss on disposal of property and equipment	2	-
Total costs and expenses	248,571	162,372

Income before taxes	31,758	25,539

Provision for income taxes	6,791	5,975

Net income	$24,967	$19,564

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$24,957	$19,554

Earnings per share:
Basic	$3.78	$2.95
Diluted	$3.57	$2.83

Weighted average number of shares used in calculation:
Basic	6,604,194	6,632,445
Diluted	6,997,935	6,915,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

	Three Months Ended July 31,
Operating Activities:	2021	2020
Net income	$24,967	$19,564
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	54,108	36,084
Losses on claims for payment protection plan	4,518	3,939
Depreciation and amortization	915	938
Amortization of debt issuance costs	120	80
Loss on disposal of property and equipment	2	-
Stock based compensation	2,972	2,320
Deferred income taxes	1,972	1,092
Excess tax benefit from share based compensation	644	91
Change in operating assets and liabilities:
Finance receivable originations	(234,893)	(148,879)
Finance receivable collections	97,342	82,134
Accrued interest on finance receivables	(162)	427
Inventory	683	(9,471)
Prepaid expenses and other assets	(737)	(515)
Accounts payable and accrued liabilities	2,295	3,575
Deferred accident protection plan revenue	3,084	398
Deferred service contract revenue	6,600	(4)
Income taxes, net	4,175	829
Net cash used in operating activities	(31,395)	(7,398)

Investing Activities:
Purchase of property and equipment	(1,689)	(2,851)
Net cash used in investing activities	(1,689)	(2,851)

Financing Activities:
Exercise of stock options	(1,007)	1,166
Issuance of common stock	81	50
Purchase of common stock	(11,618)	-
Dividend payments	(10)	(10)
Change in cash overdrafts	(316)	1,466
Payments on note payable	-	(151)
Proceeds from revolving credit facilities	76,335	1,941
Payments on revolving credit facilities	(30,555)	(3,155)
Net cash provided by provided by financing activities	32,910	1,307

Decrease in cash and cash equivalents	(174)	(8,942)
Cash and cash equivalents, beginning of period	2,893	59,560

Cash and cash equivalents, end of period	$2,719	$50,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

(Unaudited)

(In thousands)

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	24,967	-	-	24,967
Balance at July 31, 2021	13,607,843	$136	$100,858	$589,932	$(269,145)	$100	$421,881

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564
Balance at July 31, 2020	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2021.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 27% of current period revenues resulting from sales to Arkansas customers.

As of July 31, 2021, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. We regularly monitor our counterparty credit risk and mitigate exposure by limiting the amount we invest in one institution. The Company’s revolving credit facilities mature in September 2022. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($3.5 million at July 31, 2021 and $3.4 million at April 30, 2021 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 77% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2021, 3.3% of the Company’s finance receivable balances were 30 days or more past due, compared to 2.6% at July 31, 2020.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended July 31, 2021, on average, accounts were approximately 74 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding.  At July 31, 2021, the weighted average total contract term was 38.7 months with 30.5 months remaining. The reserve amount in the allowance for credit losses at July 31, 2021, $201.9 million, was 24.5% of the principal balance in finance receivables of $890.5 million, less unearned accident protection plan revenue of $35.8 million and unearned service contract revenue of $30.7 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit.  About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date.  The average age of an account at charge-off date for the eighteen-month period ended July 31, 2021 was 12.7 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses expected to be incurred on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and the uncertainty of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a debt cancellation agreement (internally referred to as the accident protection plan, or APP) as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the outstanding principal balance for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2021 or April 30, 2021.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such reporting unit. There was no impairment of goodwill during fiscal 2021, and to date, there has been no impairment during fiscal 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions, remodels, and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period. The lease period includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed using the straight-line method, generally over the following estimated useful lives:

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 21.4% and 23.4% for the three months ended July 31, 2021 and July 31, 2020, respectively. Total income tax expense for the three months ended July 31, 2021 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $644,000 and $91,000 for the three months ended July 31, 2021 and July 31, 2020, respectively, related to excess tax benefits on share based compensation.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2018.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2021 or April 30, 2021.

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

Sales consist of the following:

	Three Months Ended July 31,
(In thousands)	2021	2020

Sales – used autos	$216,590	$141,634
Wholesales – third party	12,295	6,949
Service contract sales	10,161	7,874
Accident protection plan revenue	7,696	6,342

Total	$246,742	$162,799

At July 31, 2021 and 2020, finance receivables more than 90 days past due were approximately $4.0 million and $2.3 million, respectively. Late fee revenues totaled approximately $640,000 and $511,000 for the three months ended July 31, 2021 and 2020, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2021 that was included in the April 30, 2021 deferred service contract revenue was $7.0 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $644,000 and $91,000 for the three months ended July 31, 2021 and July 31, 2020, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The weighted average interest rate for the portfolio was approximately 16.5% at July 31, 2021. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2021	April 30, 2021

Gross contract amount	$1,087,648	$980,757
Less unearned finance charges	(197,181)	(171,220)
Principal balance	890,467	809,537
Less allowance for credit losses	(201,874)	(184,418)

Finance receivables, net	$688,593	$625,119

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2021	2020

Balance at beginning of period	$625,119	$466,141
Finance receivable originations	234,893	148,879
Finance receivable collections	(97,342)	(82,134)
Provision for credit losses	(54,108)	(36,084)
Losses on claims for accident protection plan	(4,518)	(3,939)
Inventory acquired in repossession and accident protection plan claims	(15,451)	(10,335)

Balance at end of period	$688,593	$482,528

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2021	2020

Balance at beginning of period	$184,418	$155,041
Provision for credit losses	54,108	36,084
Charge-offs, net of recovered collateral	(36,652)	(30,318)

Balance at end of period	$201,874	$160,807

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered.  Net charge-offs as a percentage of average finance receivables decreased to 4.3% for the three months ended July 31, 2021, compared to 4.8% for the prior year period.  The frequency and severity of losses improved on a relative basis as a result of the sale of higher quality vehicles, improved deal structures and improved collections practices.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently.  Collections as a percentage of average finance receivables were 11.5% for the three months ended July 31, 2021 compared to 13.0% for the same period in the prior year.  Collections remained strong with the reduction in line with the expected change due to the average term increases.  The prior year quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. Delinquencies greater than 30 days were 3.3% for July 31, 2021 and 2.6% at July 31, 2020.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2021		April 30, 2021		July 31, 2020
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$767,375	86.18%	$717,520	88.64%	$559,168	86.92%
3 - 29 days past due	93,712	10.53%	71,269	8.80%	67,361	10.47%
30 - 60 days past due	19,328	2.17%	13,058	1.61%	11,526	1.79%
61 - 90 days past due	6,096	0.68%	5,551	0.69%	3,028	0.47%
> 90 days past due	3,956	0.44%	2,139	0.26%	2,252	0.35%
Total	$890,467	100.00%	$809,537	100.00%	$643,335	100.00%

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

	Three Months Ended July 31,
	2021	2020

Principal collected as a percent of average finance receivables	11.5%	13.0%
Average down-payment percentage	6.9%	7.6%
Average originating contract term (in months)	38.8	32.4

	July 31, 2021	July 31, 2020
Portfolio weighted average contract term, including modifications (in months)	38.7	33.9

Collections remained strong with the reduction in line with the expected change due to the average term increases.  The prior year quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage.  The portfolio weighted average contract term increased primarily due to the increased average selling price, up $2,605 or 20.4% from the prior year period. We may further increase term lengths in order to maintain manageable payments for our customers if the average selling price continues to increase.

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2022	2021	2020	2019	2018	2018	Total	%
1-2	$13,031	$27,001	$8,695	$697	$35	$-	$49,459	5.6%
3-4	$79,135	$176,149	$48,573	$4,551	$201	$23	$308,632	34.7%
5-6	$137,320	$299,843	$83,001	$11,155	$977	$80	$532,376	59.7%
Total	$229,486	$502,993	$140,269	$16,403	$1,213	$103	$890,467	100.0%

When customers apply for financing, the Company’s proprietary scoring models rely on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. Customers with the highest probability of repayment are 6 rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.

The Company uses a combination of the initial credit grades and historical performance to monitor the credit quality of the finance receivables on an ongoing basis, and the accuracy of the scoring models are validated periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2021	April 30, 2021

Land	$7,594	$7,594
Buildings and improvements	13,725	13,717
Furniture, fixtures and equipment	15,401	15,401
Leasehold improvements	33,920	33,450
Construction in progress	3,618	2,421
Less accumulated depreciation and amortization	(38,767)	(37,864)

Total	$35,491	$34,719

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2021	April 30, 2021

Employee compensation	$11,439	$14,664
Cash overdrafts (see Note B)	1,486	1,802
Deferred sales tax (see Note B)	6,079	5,904
Reserve for APP claims	4,707	3,737
Fair value of contingent consideration	3,175	3,175
Other	3,766	1,996
Total	$30,652	$31,278

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2021	April 30, 2021

Revolving lines of credit	$272,382	$226,602
Debt issuance costs	(558)	(678)

Debt facilities	$271,824	$225,924

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at July 31, 2021 and April 30, 2021. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at July 31, 2021. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at July 31, 2021, the Company had additional availability of approximately $53.4 million under the revolving credit facilities.

The Company recognized approximately $120,000 and $80,000 of amortization for the three months ended July 31, 2021 and 2020, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first three months of fiscal 2022 and fiscal 2021, the Company did not incur any debt issuance costs related to the Agreement. Debt issuance costs of approximately $558,000 and $678,000 as of July 31, 2021 and April 30, 2021, respectively, are reflected as a reduction of the debt facilities in the Condensed Consolidated Balance Sheets.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at July 31, 2021 and April 30, 2021:

	July 31, 2021		April 30, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$2,719	$2,719	$2,893	$2,893
Finance receivables, net	688,593	547,637	625,119	497,865
Accounts payable	20,754	20,754	18,208	18,208
Debt facilities	271,824	271,824	225,924	225,924

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at July 31, 2021, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2021	2020

Weighted average shares outstanding-basic	6,604,194	6,632,445
Dilutive options and restricted stock	393,741	283,151

Weighted average shares outstanding-diluted	6,997,935	6,915,596

Antidilutive securities not included:
Options	30,000	225,000
Restricted stock	-	4,224

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2021 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.0 million ($2.3 million after tax effects) and $2.3 million ($1.8 million after tax effects) for the three months ended July 31, 2021 and 2020, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Options

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Restated Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2022 through 2031.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at
date of grant	100%
Last expiration date for outstanding options	May 1, 2031
Shares available for grant at July 31, 2021	215,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2021	2020
Expected term (years)	5.5	5.5
Risk-free interest rate	0.86%	0.36%
Volatility	51%	50%
Dividend yield	-	-

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

There were 30,000 options granted during the three months ended July 31, 2021 and July 31, 2020. The grant-date fair value of options granted during the three months ended July 31, 2021 and 2020 was $2.1 million and $886,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $2.8 million ($2.1 million after tax effects) and $1.1 million ($877,000 after tax effects) for the three months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, the Company had approximately $4.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.5 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2021	2020

Options exercised	36,500	22,000
Cash received from option exercises	$251	$1,166
Intrinsic value of options exercised	$3,565	$793

During the quarter ended July 31, 2021, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 21,219 shares to satisfy the exercise price and applicable withholding taxes to acquire 8,781 shares.

The aggregate intrinsic value of outstanding options at July 31, 2021 and 2020 was $46.2 million and $20.6 million, respectively. As of July 31, 2021, there were 269,900 vested and exercisable stock options outstanding with an aggregate intrinsic value of $24.4 million, a weighted average remaining contractual life of 5.4 years, and a weighted average exercise price of $68.49.

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

There were 4,500 restricted shares granted during the three months ended July 31, 2021 and 2,000 restricted shares granted during the three months ended July 31, 2020. A total of 89,318 shares remained available for award at July 31, 2021. There were 189,709 unvested restricted shares outstanding as of July 31, 2021 with a weighted average grant date fair value of $53.99.

As of July 31, 2021, the Company had approximately $6.0 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.1 years. The Company recorded compensation cost of approximately $197,000 ($151,000 after tax effects) and $281,000 ($215,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2021 and 2020, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2021 or during the first three months of fiscal 2022.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 82% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $2.0 million for the three months ended July 31, 2021 and for the prior year period.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2021, discounted at the weighted average interest rate in effect as of July 31, 2021 of approximately 4.3%, are as follows:

Maturity of lease liabilities
2022 (remaining)	$5,300
2023	6,987
2024	6,472
2025	6,333
2026	5,858
Thereafter	$52,738
Total undiscounted operating lease payments	83,688
Less: imputed interest	(21,891)
Present value of operating lease liabilities	$61,797

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at July 31, 2021.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(in thousands)	2021	2020
Supplemental disclosures:
Interest paid	$1,587	$2,030
Income taxes paid, net	-	3,962

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	15,451	10,335
Net settlement option exercises	2,445	-

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	new dealership openings;
●	performance of new dealerships;
●	same dealership revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	customer growth;
●	gross margin percentages;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	technological advances and initiatives;
●	compliance with tax regulations;
●	the Company’s business and growth strategies;
●	financing the majority of growth from profits; and
●	having adequate liquidity to satisfy the Company’s capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as well as:

●	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
●

business and economic disruptions and uncertainty resulting from the ongoing outbreak of the Delta variant or any future adverse development with the COVID-19 pandemic and efforts to mitigate the financial impact and health risks associated with the pandemic;

●

the expiration of existing economic stimulus measures or other government assistance programs implemented in response to the COVID-19 pandemic or the adoption of further such stimulus measures or assistance programs;

●	the availability of credit facilities to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	general economic conditions in the markets in which the Company operates, including, but not limited to, fluctuations in gas prices, grocery prices and employment levels;
●	ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of July 31, 2021, the Company operated 151 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 23% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 49.2% for the first three months of fiscal 2022 compared to the same period of fiscal 2021 due to a 33.7% increase in interest income, a 20.4% increase in the average retail sales price and a 25.0% increase in retail units sold. The first quarter of the prior year was impacted by the pandemic, resulting in lower sales volumes. The increasing sales price results from the tight supply and high demand for the vehicles the Company sells.

The tightened supply of used vehicles has been impacted by COVID-19 over the past several quarters.  There has been a general increase in demand due a shortage of new vehicles and stimulus money coupled with a decreased supply of used vehicles due to lower repossessions, fewer fleet sales and off-lease cars.  The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2017 (average of 25.3%). Credit losses as a percentage of sales have steadily improved on an annual basis in each of the past five fiscal years from a historical high in fiscal 2017, as improvements in collection processes and higher recovery rates on repossessions have progressively offset continuing competitive pressures. The Company’s credit loss results were temporarily negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities for a period of time. However, credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance as the CARES Act enhanced unemployment and stimulus funds, combined with the Company’s commitment to working with customers, aided customers’ ability to make their vehicle payments. The improvement in credit losses for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 24.5% of finance receivables, net of deferred revenue, which resulted in a $15.1 million pretax decrease in the provision for credit losses.

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

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% to 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage increased slightly in fiscal 2021 to 40.7% from 40.5% in the prior fiscal year, while gross margin dollars per retail until sold increased by $791, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2021. The gross margin percentage for the first three months of 2022 decreased to 38.1% from 41.7% in the prior year period, while gross margin dollars per retail unit sold increased by $596, or 10.7%. The decrease in the gross margin percentage was primarily related to the increase in average retail sales price. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases will remain high.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. COVID-19 continues to impact unemployment levels, business activity and workforce participation, making the landscape for hiring very competitive. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Three months ended July 31, 2021 vs. Three months ended July 31, 2020

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2021 vs.	Three Months Ended July 31,
	2021	2020	2020	2021	2020
Revenues:
Sales	$246,742	$162,799	51.6%	100.0	100.0
Interest income	33,587	25,112	33.7	13.6	15.4
Total	280,329	187,911	49.2

Costs and expenses:
Cost of sales, excluding depreciation shown below	152,764	94,874	61.0	61.9	58.3
Selling, general and administrative	38,800	28,757	34.9	15.7	17.7
Provision for credit losses	54,108	36,084	50.0	21.9	22.2
Interest expense	1,982	1,719	15.3	0.8	1.1
Depreciation and amortization	915	938	(2.5)	0.4	0.6
Loss on disposal of property and equipment	2	-	100.0	-	-
Total	248,571	162,372	53.1

Pretax income	$31,758	$25,539		12.9	15.7

Operating Data:
Retail units sold	15,219	12,176
Average stores in operation	151	148
Average units sold per store per month	33.6	27.4
Average retail sales price	$15,405	$12,800
Gross profit per retail unit sold	$6,175	$5,579
Same store revenue change	46.7%	5.5%

Period End Data:
Stores open	151	150
Accounts over 30 days past due	3.3%	2.6%

Revenues increased by approximately $92.4 million, or 49.2%, for the three months ended July 31, 2021 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($87.6 million) and revenue from dealerships opened after the prior year quarter ($4.8 million). Revenue growth was related to a 33.7% increase in interest income, a 20.4% increase in the average retail sales price and a 25.0% increase in retail units sold. Interest income increased approximately $8.5 million for the three months ended July 31, 2021, as compared to the same period in the prior fiscal year, due to the $217.1 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 61.9% for the three months ended July 31, 2021 compared to 58.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 38.1% for the current year period compared to 41.7% for the prior year period.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2022 was $15,405, a $2,605 increase over the prior year quarter. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell narrows as a percentage because the Company must offer affordable prices to our customers. Demand for the vehicles we purchase for resale has remained high and the supply has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 on the availability of vehicles in our market and new car sales is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand, resulting in the continuation of elevated purchase costs and related pressure on the gross margin percentage.

Selling, general and administrative expenses, as a percentage of sales, were 15.7% for the three months ended July 31, 2021, a decrease of 2.0% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, the Company has recently made increasing investments in several areas including recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollar terms, overall selling, general and administrative expenses increased approximately $10.0 million in the first quarter of fiscal 2022 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area related to an increased headcount and increased wages and benefits, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several of our associates (especially the general managers) are compensated based on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales was 21.9% for the three months ended July 31, 2021 compared to 22.2% for the prior year period. Net charge-offs as a percentage of average finance receivables were 4.3% for the three months ended July 31, 2021 and 4.8% for the prior year period. Provision for credit losses as a percentage of sales for the first quarter of fiscal 2022 improved primarily due to a lower frequency and a lower severity of chargeoffs relative to the principal balance. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area. The Company also believes the somewhat improved macro-economic environment prior to the pandemic mitigated the competitive pressures and positively impacted credit loss results for fiscal 2021.

Interest expense as a percentage of sales decreased slightly to 0.8% for the three months ended July 31, 2021, compared to 1.1% for the prior year period. In dollar terms, interest expense increased $263,000 due to an increase in the average borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2021	April 30, 2021
Assets:
Finance receivables, net	$688,593	$625,119
Inventory	97,031	82,263
Property and equipment, net	35,491	34,719

Liabilities:
Accounts payable and accrued liabilities	51,406	49,486
Income tax payable, net	4,969	150
Deferred revenue	66,494	56,810
Deferred tax liabilities, net	21,979	20,007
Debt facilities	271,824	225,924

Since April 30, 2021, finance receivables have increased 10.2%, and 42.7% since July 31, 2020, while revenues have grown 49.2% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first three months of fiscal 2022, inventory increased by $14.8 million compared to inventory at April 30, 2021. The Company has increased our investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles combined with the higher cost of the vehicles the Company purchases.

Income taxes payable, net, was $5.0 million at July 31, 2021 as compared to $150,000 at April 30, 2021, primarily due to the timing of quarterly tax payments.

Property and equipment, net, increased by $772,000 at July 31, 2021 as compared to property and equipment, net, at April 30, 2021. The Company incurred $1.7 million in expenditures to refurbish and expand existing locations, offset by $915,000 in depreciation expense and the reminder in net disposals.

Accounts payable and accrued liabilities increased by $1.9 million during the first three months of fiscal 2022 as compared to accounts payable and accrued liabilities at April 30, 2021, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Deferred revenue increased $9.7 million at July 31, 2022 as compared to April 30, 2021, primarily resulting from increased sales of the accident protection plan product and service contracts, as well as the increased terms on the service contracts.

Deferred income tax liabilities, net, increased approximately $2.0 million at July 31, 2021 as compared to April 30, 2021, due primarily to the increase in finance receivables, net.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases.  Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first three months of fiscal 2022, the Company funded finance receivables growth of $80.9 million, inventory growth of $14.8 million, $11.6 million in common stock repurchases, and capital expenditures of $1.7 million with income from operations and a $46.1 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2021	2020
Operating activities:
Net income	$24,967	$19,564
Provision for credit losses	54,108	36,084
Losses on claims for payment protection plan	4,518	3,939
Depreciation and amortization	915	938
Stock based compensation	2,972	2,320
Finance receivable originations	(234,893)	(148,879)
Finance receivable collections	97,342	82,134
Inventory	683	(9,471)
Accounts payable and accrued liabilities	2,295	3,575
Deferred payment protection plan revenue	3,084	398
Deferred service contract revenue	6,600	(4)
Income taxes, net	4,175	829
Deferred income taxes	1,972	1,092
Accrued interest on finance receivables	(162)	427
Other	29	(344)
Total	(31,395)	(7,398)

Investing activities:
Purchase of property and equipment	(1,689)	(2,851)
Total	(1,689)	(2,851)

Financing activities:
Revolving credit facilities, net	45,780	(1,214)
Payments on note payable	-	(151)
Change in cash overdrafts	(316)	1,466
Purchase of common stock	(11,618)	-
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	(926)	1,216
Total	32,910	1,307

Decrease in cash	$(174)	$(8,942)

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

Cash flows from operations for the three months ended July 31, 2021 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivable originations, partially offset by (i) a larger increase in the provision for credit losses, (ii) larger finance receivable collections, and (iii) a smaller increase in inventory, as compared to the prior year period. Finance receivables, net, increased by $63.5 million from April 30, 2021 to July 31, 2021.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets.  Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability.  A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company.  These factors have caused purchase costs to increase generally over the last five years.  The tightened supply of used vehicles due to the impact of COVID-19, lower repossessions over the past year and the limited supply of new vehicles , have contributed to continuing price increases. The higher vehicle purchase costs resulted in an increase in the average sales price of $2,605, or 20.4%, during the first three months of fiscal 2022 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further modest increases in vehicle purchase costs.

The Company anticipates that the amount of credit available for the sub-prime auto industry will continue to remain relatively consistent with levels in recent years and will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale. Increased competition resulting from availability of funding to the sub-prime auto industry has contributed to lower down payments and longer terms, which have had a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. However, COVID-19 and the resulting economic changes substantially affected consumer behavior during the last fiscal year and could have a long-term impact on the availability of credit and consumer demand depending on the duration and severity of the pandemic and resulting economic disruption.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2021, the Company leased approximately 82% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2021, the Company had approximately $2.7 million of cash on hand and approximately an additional $53.4 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements).  On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2022. Furthermore, while the Company has no specific plans to issue debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase property and equipment of approximately $25 million in the next 12 months in connection with refurbishing existing dealerships and adding new dealerships, (iii) repurchase shares of common stock when favorable conditions exist, and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Contractual Payment Obligations

There have been no material changes outside of the ordinary course of business in the Company’s contractual payment obligations from those reported at April 30, 2021 in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at July 31, 2021.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2021.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding.  At July 31, 2021, the weighted average total contract term was 38.7 months with 30.5 months remaining. The reserve amount in the allowance for credit losses at July 31, 2021, $201.9 million, was 24.5% of the principal balance in finance receivables of $890.5 million, less unearned accident protection plan revenue of $35.8 million and unearned service contract revenue of $30.7 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended July 31, 2021 was 12.7 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of losses expected to be incurred on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and higher unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $8.2 million.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net chargeoffs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted our customers, resulting in an increased past-due amount as a percentage of receivables (to 6.2% from 2.9%). As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. As a result of improved credit losses during fiscal 2021, as well as our outlook for projected losses, the Company decreased the allowance for credit losses in the fourth quarter of fiscal 2021 from 26.5% to 24.5%.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2021 or April 30, 2021.

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

Interest rate risk.   The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $272.4 million outstanding under its revolving credit facilities at July 31, 2021. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.7 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2021.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2021 through May 31, 2021	-	$-	-	1,018,519
June 1, 2021 through June 30, 2021	46,081	144.02	46,081	972,438
July 1, 2021 through July 31, 2021	35,661	139.68	35,661	936,777
Total	81,742	$142.13	81,742

(1)	The above described stock repurchase program has no expiration date.

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

10.2

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

Dated: September 3, 2021