Form 10-Q
period 2021-10-31
AMERICAS CARMART INC
filed 2021-12-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 3, 2021
Common stock, par value $.01 per share	6,508,961

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

October 31, 2021 and April 30, 2021

(Dollars in thousands except share and per share amounts)	October 31, 2021	April 30, 2021
Assets:	(Unaudited)
Cash and cash equivalents	$2,124	$2,893
Accrued interest on finance receivables	4,386	3,367
Finance receivables, net	748,205	625,119
Inventory	108,989	82,263
Prepaid expenses and other assets	7,909	6,120
Right-of-use asset	58,090	60,398
Goodwill	7,505	7,280
Property and equipment, net	39,644	34,719
Total Assets	$976,852	$822,159

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$21,740	$18,208
Income tax payable, net	405	150
Deferred accident protection plan revenue	38,355	32,704
Deferred service contract revenue	37,375	24,106
Accrued liabilities	31,968	31,278
Deferred income tax liabilities, net	24,385	20,007
Lease liability	60,671	62,886
Debt facilities	324,089	225,924
Total liabilities	538,988	415,263

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,623,410 and 13,591,889 issued at October 31, 2021 and April 30, 2021, respectively, of which 6,508,963 and 6,625,885 were outstanding at October 31, 2021 and April 30, 2021, respectively	136	136
Additional paid-in capital	101,903	98,812
Retained earnings	612,815	564,975
Less: Treasury stock, at cost, 7,114,447 and 6,966,004 shares at October 31, 2021 and April 30, 2021, respectively	(277,490)	(257,527)
Total stockholders' equity	437,364	406,396
Non-controlling interest	100	100
Total equity	437,464	406,496

Total Liabilities, Mezzanine Equity and Equity	$976,852	$822,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2021 and 2020

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in thousands except share and per share amounts)	2021	2020	2021	2020
Revenues:	(Unaudited)		(Unaudited)
Sales	$251,282	$196,684	$498,025	$359,483
Interest and other income	37,019	26,676	70,605	51,788

Total revenues	288,301	223,360	568,630	411,271

Costs and expenses:
Cost of sales	157,167	116,690	309,930	211,564
Selling, general and administrative	37,161	32,536	75,961	61,293
Provision for credit losses	60,947	43,862	115,055	79,946
Interest expense	2,513	1,658	4,496	3,377
Depreciation and amortization	958	928	1,873	1,866
Loss (gain) on disposal of property and equipment	44	(64)	46	(64)
Total costs and expenses	258,790	195,610	507,361	357,982

Income before taxes	29,511	27,750	61,269	53,289

Provision for income taxes	6,618	6,554	13,409	12,529

Net income	$22,893	$21,196	$47,860	$40,760

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$22,883	$21,186	$47,840	$40,740

Earnings per share:
Basic	$3.50	$3.20	$7.28	$6.14
Diluted	$3.33	$3.05	$6.90	$5.88

Weighted average number of shares used in calculation:
Basic	6,529,846	6,627,780	6,567,020	6,630,112
Diluted	6,863,273	6,935,707	6,930,604	6,925,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

Six Months Ended October 31, 2021 and 2020

	Six Months Ended October 31,
(In thousands)	2021	2020
	(Unaudited)
Operating Activities:
Net income	$47,860	$40,760
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	115,055	79,946
Losses on claims for payment protection plan	10,012	8,918
Depreciation and amortization	1,873	1,866
Amortization of debt issuance costs	354	168
Loss (gain) on disposal of property and equipment	46	(64)
Stock based compensation	3,949	3,715
Deferred income taxes	4,378	1,371
Excess tax benefit from share based compensation	910	331
Change in operating assets and liabilities:
Finance receivable originations	(476,580)	(333,255)
Finance receivable collections	194,546	168,348
Accrued interest on finance receivables	(1,019)	455
Inventory	7,155	(8,640)
Prepaid expenses and other assets	(1,789)	(432)
Accounts payable and accrued liabilities	5,034	7,644
Deferred accident protection plan revenue	5,651	2,360
Deferred service contract revenue	13,269	1,595
Income taxes, net	(655)	(4,819)
Net cash used in operating activities	(69,951)	(29,733)

Investing Activities:
Purchase of investments	(225)	-
Purchase of property and equipment	(6,844)	(5,043)
Proceeds from sale of property and equipment	-	643
Net cash used in investing activities	(7,069)	(4,400)

Financing Activities:
Exercise of stock options	(1,007)	2,378
Issuance of common stock	149	119
Purchase of common stock	(19,963)	(6,080)
Dividend payments	(20)	(20)
Change in cash overdrafts	(719)	(78)
Debt issuance costs	(1,788)	(51)
Payments on note payable	-	(302)
Proceeds from revolving credit facilities	165,154	3,585
Payments on revolving credit facilities	(65,555)	(5,445)
Net cash provided by (used in) financing activities	76,251	(5,894)

Decrease in cash and cash equivalents	(769)	(40,027)
Cash and cash equivalents, beginning of period	2,893	59,560

Cash and cash equivalents, end of period	$2,124	$19,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2021

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	24,967	-	-	24,967

Balance at July 31, 2021 (Unaudited)	13,607,843	$136	$100,858	$589,932	$(269,145)	$100	$421,881

Issuance of common stock	7,186	-	68	-	-	-	68
Stock options exercised	8,381	-	-	-	-	-	-
Purchase of 66,701 treasury shares	-	-	-	-	(8,345)	-	(8,345)
Stock based compensation	-	-	977	-	-	-	977
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	22,893	-	-	22,893
Balance at October 31, 2021 (Unaudited)	13,623,410	$136	$101,903	$612,815	$(277,490)	$100	$437,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

Three and Six Months Ended October 31, 2020

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564

Balance at July 31, 2020 (Unaudited)	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

Issuance of common stock	958	-	69	-	-	-	69
Stock options exercised	28,066	-	1,212	-	-	-	1,212
Purchase of 68,870 treasury shares	-	-	-	-	(6,080)	-	(6,080)
Stock based compensation	-	-	1,395	-	-	-	1,395
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	21,196	-	-	21,196
Balance at October 31, 2020 (Unaudited)	13,530,432	$135	$94,771	$501,616	$(252,991)	$100	$343,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2021, the Company operated 152 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of America’s Car-Mart, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Segment Information

Each dealership is an operating segment with its results regularly reviewed by the Company’s chief operating decision maker in an effort to make decisions about resources to be allocated to the segment and to assess its performance. Individual dealerships meet the aggregation criteria for reporting purposes under the current accounting guidance. The Company operates in the Integrated Auto Sales and Finance segment of the used car market, also referred to as the Integrated Auto Sales and Finance industry. In this industry, the nature of the sale and the financing of the transaction, financing processes, the type of customer and the methods used to distribute the Company’s products and services, including the actual servicing of the contracts as well as the regulatory environment in which the Company operates, all have similar characteristics. Each individual dealership is similar in nature and only engages in the selling and financing of used vehicles. All individual dealerships have similar operating characteristics. As such, individual dealerships have been aggregated into one reportable segment.

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

As of October 31, 2021, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024. The Company expects that these credit facilities will be renewed or refinanced on or before the scheduled maturity dates.

Restrictions on Distributions/Dividends

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase the Company’s stock so long as either: (a) the aggregate amount of such repurchases after September 30, 2021 does not exceed $50 million, net of proceeds received from the exercise of stock options, and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the Company’s stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remain available. Thus, although the Company does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($4.4 million at October 31, 2021 and $3.4 million at April 30, 2021 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At October 31, 2021, 4.0% of the Company’s finance receivable balances were 30 days or more past due, compared to 2.5% at October 31, 2020.

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

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended October 31, 2021, on average, accounts were approximately 75 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover expected losses on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At October 31, 2021, the weighted average total contract term was 40.0 months with 31.6 months remaining. The reserve amount in the allowance for credit losses at October 31, 2021, $218.2 million, was 24.5% of the principal balance in finance receivables of $966.4 million, less unearned accident protection plan revenue of $38.4 million and unearned service contract revenue of $37.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for expected losses on the portfolio at the measurement date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.
●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended October 31, 2021 was 12.6 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of expected losses on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is possible that the deterioration in economic conditions and the uncertainty of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a debt cancellation agreement (referred to as the accident protection plan) as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the outstanding principal balance for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at October 31, 2021 or April 30, 2021.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 21.9% and 23.5% for the six months ended October 31, 2021 and October 31, 2020, respectively. Total income tax expense for the six months ended October 31, 2021 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $910,000 and $331,000 for the six months ended October 31, 2021 and 2020, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2021 or April 30, 2021.

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

Sales for the three and six months ended October 31, 2021 and 2020 consist of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2021	2020	2021	2020

Sales – used autos	$220,189	$172,813	$436,779	$314,447
Wholesales – third party	11,441	9,283	23,736	16,232
Service contract sales	11,455	7,969	21,617	15,843
Accident protection plan revenue	8,197	6,619	15,893	12,961

Total	$251,282	$196,684	$498,025	$359,483

At October 31, 2021 and 2020, finance receivables more than 90 days past due were approximately $6.5 million and $1.6 million, respectively. Late fee revenues totaled approximately $1.4 million and $1.1 million for the six months ended October 31, 2021 and 2020, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2021 that was included in the April 30, 2021 deferred service contract revenue was $11.6 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $910,000 and $331,000 for the six months ended October 31, 2021 and 2020, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The weighted average interest rate for the portfolio was approximately 16.5% at October 31, 2021. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	October 31, 2021	April 30, 2021

Gross contract amount	$1,186,656	$980,757
Less unearned finance charges	(220,231)	(171,220)
Principal balance	966,425	809,537
Less allowance for credit losses	(218,220)	(184,418)

Finance receivables, net	$748,205	$625,119

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2021	2020

Balance at beginning of period	$625,119	$466,141
Finance receivable originations	476,580	333,255
Finance receivable collections	(194,546)	(168,348)
Provision for credit losses	(115,055)	(79,946)
Losses on claims for accident protection plan	(10,012)	(8,918)
Inventory acquired in repossession and accident protection plan claims	(33,881)	(22,374)

Balance at end of period	$748,205	$519,810

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2021	2020

Balance at beginning of period	$184,418	$155,041
Provision for credit losses	115,055	79,946
Charge-offs, net of recovered collateral	(81,253)	(62,022)

Balance at end of period	$218,220	$172,965

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables decreased to 9.1% for the six months ended October 31, 2021, compared to 9.6% for the prior year period. The frequency of losses were up slightly compared to the prior year’s quarter and severity of losses improved on a relative basis.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 21.9% for the six months ended October 31, 2021 compared to 25.9% for the same period in the prior year. Collections remained strong with the reduction in line with the expected change due to the average term increases. The first half of the prior year included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. Delinquencies greater than 30 days were 4.0% for October 31, 2021 and 2.5% at October 31, 2020.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2021		April 30, 2021		October 31, 2020
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$819,314	84.78%	$717,520	88.64%	$604,306	87.23%
3 - 29 days past due	108,563	11.23%	71,269	8.80%	71,412	10.31%
30 - 60 days past due	24,499	2.53%	13,058	1.61%	12,434	1.79%
61 - 90 days past due	7,509	0.78%	5,551	0.69%	3,047	0.44%
> 90 days past due	6,540	0.68%	2,139	0.26%	1,576	0.23%
Total	$966,425	100.00%	$809,537	100.00%	$692,775	100.00%

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

	Six Months Ended October 31,
	2021	2020

Principal collected as a percent of average finance receivables	21.9%	25.9%
Average down-payment percentage	6.4%	6.9%
Average originating contract term (in months)	39.7	33.1

	October 31, 2021	October 31, 2020
Portfolio weighted average contract term, including modifications (in months)	40.0	34.7

Collections remained strong with the reduction of principal collected in line with the expected change due to the average term increases. The prior year quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $2,685 or 20.5% from the prior year period. The Company may further increase term lengths in order to maintain manageable payments for its customers if the average selling price continues to increase.

	As of October 31, 2021

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2022	2021	2020	2019	2018	2018	Total	%
1-2	$24,599	$21,147	$6,009	$342	$17	$-	$52,114	5.4%
3-4	$150,049	$141,371	$34,291	$2,361	$100	$32	$328,204	34.0%
5-6	$263,270	$255,285	$60,690	$6,343	$477	$42	$586,107	60.6%
Total	$437,918	$417,803	$100,990	$9,046	$594	$74	$966,425	100.0%

When customers apply for financing, the Company’s proprietary scoring model relies on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. Customers with the highest probability of repayment are 6 rated customers. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.

The Company uses a combination of the initial credit grades and historical performance to monitor the credit quality of the finance receivables on an ongoing basis, and the accuracy of the scoring model is validated periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2021	April 30, 2021

Land	$7,594	$7,594
Buildings and improvements	13,744	13,717
Furniture, fixtures and equipment	15,874	15,401
Leasehold improvements	34,253	33,450
Construction in progress	7,595	2,421
Less accumulated depreciation and amortization	(39,416)	(37,864)

Total	$39,644	$34,719

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2021	April 30, 2021

Employee compensation	$12,758	$14,664
Cash overdrafts (see Note B)	1,083	1,802
Deferred sales tax (see Note B)	6,549	5,904
Reserve for APP claims	5,207	3,737
Fair value of contingent consideration	3,175	3,175
Other	3,196	1,996

Total	$31,968	$31,278

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	October 31, 2021	April 30, 2021

Revolving lines of credit	$326,201	$226,602
Debt issuance costs	(2,112)	(678)

Debt facilities	$324,089	$225,924

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

Amendment No. 1 also allows the Company to make certain strategic business acquisitions and expanded the Company’s ability to dispose of real estate, equipment, and other property, subject to certain limitations. Amendment No. 1 permits the Company to acquire strategic targets engaged in the same or a reasonably related business to the Company’s business, provided that, among other requirements, the aggregate consideration paid for all acquired businesses in any one fiscal year does not exceed $20.0 million. Amendment No. 1 also permits the Company to dispose of up to $5.0 million and $1.0 million of real estate and other property, respectively, subject to certain conditions, and also permits the Company to select one or more additional lenders, subject to the written consent of BMO Harris Bank, N.A., as agent, to participate in any increase of the Colonial revolving line of credit under the Agreement’s accordion feature.

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

On February 10, 2021, the Company and its subsidiaries entered into Amendment No. 2 to the Agreement to increase the Company’s permissible capital expenditure amount from $10 million to $25 million in the aggregate during any fiscal year.

On September 29, 2021, the Company and its subsidiaries entered into Amendment No. 3 to the Agreement, which extends the term of the revolving credit facilities to September 29, 2024 and increases the total permitted borrowings by $274 million from $326 million to $600 million. In connection with the increase, CIBC Bank USA and Axos Bank joined the group of lenders. Additionally, Amendment No. 3 amended the distribution limitation to renew the aggregate limit on the Company’s repurchases of its common stock, increased the Company’s permissible capital expenditure amount from $25 million to $35 million in the aggregate, during any fiscal year, restores the accordion feature back to $100 million, and adds certain mechanics for the replacement of LIBOR as the applicable benchmark interest rate under the Agreement, including mechanics to transition upon the cessation of LIBOR to a rate based upon the secured overnight financing rate published by the Federal Reserve Bank of New York.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, or 2.85% at October 31, 2021 and April 30, 2021. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at October 31, 2021. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at October 31, 2021, the Company had additional availability of approximately $106.3 million under the revolving credit facilities.

The Company recognized approximately $354,500 and $167,600 of amortization for the six months ended October 31, 2021 and 2020, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the second quarter of fiscal 2022, the Company incurred $1.8 million in debt issuance costs related to Amendment No. 3 of the Agreement. During the first six months of fiscal 2021, the Company incurred $51,000 in debt issuance costs related to the Agreement. Debt issuance costs of approximately $2.1 million and $678,000 as of October 31, 2021 and April 30, 2021, respectively, are reflected as a reduction of the debt facilities in the Condensed Consolidated Balance Sheets.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at October 31, 2021 and April 30, 2021:

	October 31, 2021		April 30, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$2,124	$2,124	$2,893	$2,893
Finance receivables, net	748,205	594,351	625,119	497,865
Accounts payable	21,740	21,740	18,208	18,208
Debt facilities	324,089	324,089	225,924	225,924

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
Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at October 31, 2021, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.
Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Weighted average shares outstanding-basic	6,529,846	6,627,780	6,567,020	6,630,112
Dilutive options and restricted stock	333,427	307,927	363,584	295,539

Weighted average shares outstanding-diluted	6,863,273	6,935,707	6,930,604	6,925,651

Antidilutive securities not included:
Options	25,000	225,000	55,000	225,000
Restricted stock	4,000	-	4,000	2,112

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at October 31, 2021 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $3.9 million ($3.0 million after tax effects) and $3.7 million ($2.8 million after tax effects) for the six months ended October 31, 2021 and 2020, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2031
Shares available for grant at October 31, 2021	215,000

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

There were 30,000 options granted during the six months ended October 31, 2021 and 2020, respectively. The grant-date fair value of options granted during the six months ended October 31, 2021 and 2020 was $2.1 million and $886,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $3.4 million ($2.6 million after tax effects) and $2.2 million ($1.7 million after tax effects) for the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, the Company had approximately $3.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.4 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2021	2020

Options exercised	56,500	55,566
Cash received from option exercises	$251	$2,548
Intrinsic value of options exercised	$4,896	$2,439

During the six months ended October 31, 2021, there were 50,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 32,838 shares to satisfy the exercise price and applicable withholding taxes to acquire 17,162 shares.

The aggregate intrinsic value of outstanding options at October 31, 2021 and 2020 was $24.2 million and $15.6 million, respectively. As of October 31, 2021, there were 248,900 vested and exercisable stock options outstanding with an aggregate intrinsic value of $13.9 million, a weighted average remaining contractual life of 5.3 years, and a weighted average exercise price of $66.68.

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

There were 4,500 restricted shares granted during the six months ended October 31, 2021 and 2,000 restricted shares granted during the six months ended October 31, 2020. A total of 89,934 shares remained available for award at October 31, 2021. There were 182,593 unvested restricted shares outstanding as of October 31, 2021 with a weighted average grant date fair value of $54.22.

As of October 31, 2021, the Company had approximately $5.6 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.0 years. The Company recorded compensation cost of approximately $509,000 ($390,000 after tax effects) and $561,000 ($426,000 after tax effects) related to the Restated Incentive Plan during the six months ended October 31, 2021 and 2020, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2021 or during the first six months of fiscal 2022.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 82% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $3.9 million and $4.0 million for the six month periods ended October 31, 2021 and 2020, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of October 31, 2021, discounted at the weighted average interest rate in effect as of October 31, 2021 of approximately 4.3%, are as follows:

Maturity of lease liabilities
2022 (remaining)	$3,516
2023	6,987
2024	6,472
2025	6,333
2026	5,858
Thereafter	$52,738
Total undiscounted operating lease payments	81,904
Less: imputed interest	(21,233)
Present value of operating lease liabilities	$60,671

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at October 31, 2021.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(in thousands)	2021	2020
Supplemental disclosures:
Interest paid	$4,430	$3,722
Income taxes paid, net	8,777	15,645

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	33,881	22,374
Net settlement option exercises	4,291	389

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
●

business and economic disruptions and uncertainty that may result from the ongoing outbreak of the Delta variant or any future adverse developments with the COVID-19 pandemic and any efforts to mitigate the financial impact and health risks associated with such developments, including the recently proposed federal vaccine and testing mandate for employers of 100 or more employees;

●

the expiration of existing economic stimulus measures or other government assistance programs implemented in response to the COVID-19 pandemic or the adoption of further such stimulus measures or assistance programs;

●	the availability of credit facilities to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	ability to keep pace with technological advances and changes in consumer behavior affecting its business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of October 31, 2021, the Company operated 152 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 23% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 38.3% for the first six months of fiscal 2022 compared to the same period of fiscal 2021, due to a 36.3% increase in interest income, a 20.5% increase in the average retail sales price and a 14.7% increase in retail units sold. The first quarter of the prior year was impacted by the pandemic, resulting in lower sales volumes. The increasing sales price results from the tight supply and high demand for the vehicles the Company sells.

The tightened supply of used vehicles has been impacted by COVID-19 over the past several quarters. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles and fewer available used vehicles on account of lower repossessions, fewer fleet sales and off-lease cars. The Company will continue to invest in its inventory procurement area to consistently offer better quality vehicles to customers while keeping its dealerships sufficiently stocked during this difficult supply period.

Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2017 (average of 25.3%). Credit losses as a percentage of sales have steadily improved on an annual basis in each of the past five fiscal years from a historical high in fiscal 2017, as improvements in collection processes and higher recovery rates on repossessions have progressively offset continuing competitive pressures. During the fourth quarter of fiscal 2020, the Company’s credit loss results were adversely impacted due to the impacts of COVID-19. The Company had to briefly suspend certain collection activities during this time period. However, credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance. This was primarily the result of the Company’s commitment to working with customers and the CARES Act unemployment and stimulus funds, which aided customers’ ability to make their vehicle payments. The improvement in credit losses for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 24.5% of finance receivables, net of deferred revenue, which resulted in a $15.1 million pretax decrease in the provision for credit losses. Credit losses as a percentage of sales for the first six months of fiscal 2022 were 23.1%.

Traditionally, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs can also be impacted by market and economic factors, including a competitive used vehicle financing environment and macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items and overall unemployment levels, as well as the personal income levels of the Company’s customers. Negative macro-economic issues, however, do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

The Company’s gross margin as a percentage of sales has been historically consistent, at approximately 40% to 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars and is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The gross margin percentage increased slightly in fiscal 2021 to 40.7% from 40.5% in the prior fiscal year, while gross margin dollars per retail until sold increased by $791, primarily as a result of the Company selling, on average, a higher priced vehicle in fiscal 2021. The gross margin percentage for the first six months of 2022 decreased to 37.8% from 41.1% in the prior year period, while gross margin dollars per retail unit sold increased by $615, or 10.9%. The decrease in the gross margin percentage was primarily related to the increase in average retail sales price. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases will remain high.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the second quarter of fiscal 2022 increased by $21.3 million, or 19%, over the prior year quarter and improved 6.8% per average customer. Principal collections, as a percentage of average finance receivables, were at 10.5% compared to 12.9% for the same period in prior year and were in line with expectations and reflected an increase in the weighted average contract terms, as previously discussed.

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements in its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. Additionally, the Company places significant focus on the collection area. Consequently, the Company’s training department continues to spend significant time and effort on collections improvements. The director of collections services oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

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

The Company aims to continue to increase sales potential by reaching more consumers and then earning their repeat business by delivering a unique and superior customer experience. As part of that mission, the Company recently began to offer new service contracts, which include longer terms, oil changes and roadside assistance. These new service contracts were designed to keep the Company’s customers on the road while centralizing administrative activities to increase efficiencies and productivity at the dealership level. The Company is also investing in digital customer experience in hopes to reach more potential customers while also improving its sales to repeat customers.

Three months ended October 31, 2021 vs. Three months ended October 31, 2020

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2021 vs.	Three Months Ended October 31,
	2021	2020	2020	2021	2020
Revenues:
Sales	$251,282	$196,684	27.8%	100.0%	100.0%
Interest income	37,019	26,676	38.8	14.7	13.6
Total	288,301	223,360	29.1

Costs and expenses:
Cost of sales, excluding depreciation shown below	157,167	116,690	34.7	62.5	59.3
Selling, general and administrative	37,161	32,536	14.2	14.8	16.5
Provision for credit losses	60,947	43,862	39.0	24.3	22.3
Interest expense	2,513	1,658	51.6	1.0	0.8
Depreciation and amortization	958	928	3.2	0.4	0.5
Loss on disposal of property and equipment	44	(64)	-	-	-
Total	258,790	195,610	32.3%

Pretax income	$29,511	$27,750		11.7%	14.1%

Operating Data:
Retail units sold	14,824	14,022
Average stores in operation	151	150
Average units sold per store per month	32.7	31.2
Average retail sales price	$16,179	$13,365
Gross profit per retail unit sold	$6,349	$5,705
Same store revenue change	28.2%	12.8%

Period End Data:
Stores open	152	150
Accounts over 30 days past due	4.0%	2.5%

Revenues increased by approximately $64.9 million, or 29.1%, for the three months ended October 31, 2021 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($62.9 million) and revenue from dealerships opened after the prior year quarter ($2.0 million). Revenue growth was related to a 38.8% increase in interest income, a 21.1% increase in the average retail sales price and a 5.7% increase in retail units sold. Interest income increased approximately $10.3 million for the three months ended October 31, 2021, as compared to the same period in the prior fiscal year, due to the $261.3 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 62.5% for the three months ended October 31, 2021 compared to 59.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.5% for the current year period compared to 40.7% for the prior year period.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the second quarter of fiscal 2022 was $16,179, a $2,814 increase over the prior year quarter. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles narrows, as a percentage, because the Company must offer affordable prices to its customers. Demand for the vehicles the Company purchases for resale has remained high and the supply has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 on the availability of vehicles in the market and new car sales is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand, resulting in the continuation of elevated purchase costs and related pressure on the gross margin percentage.

Selling, general and administrative expenses, as a percentage of sales, were 14.8% for the three months ended October 31, 2021, a decrease of 1.8% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, fixed in nature. However, the Company has recently made increasing investments in several areas including recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollars, overall selling, general and administrative expenses increased approximately $4.6 million in the second quarter of fiscal 2022 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area related to an increased headcount and increased wages and benefits, all in an effort to provide excellent customer service. This includes additional bonus and commissions related to the higher net income levels as several associates (especially the general managers) are compensated based on net income. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for its customers.

Provision for credit losses as a percentage of sales was 24.3% for the three months ended October 31, 2021 compared to 22.3% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period due to the growth in the principal balance of finance receivables of $273.7 million, however, net charge-offs as a percentage of average finance receivables remained relatively flat at 4.8% for the three months ended October 31, 2021 compared to the prior year period. The frequency of losses slightly increased while the severity of losses, on a relative basis, were improved compared to the prior year quarter. Recovery rates of repossessed units also contributed to the improvement in net charge-offs. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased slightly to 1.0% for the three months ended October 31, 2021, compared to 0.8% for the prior year period. In dollar terms, interest expense increased $855,000 due to an increase in the average borrowings.

Six months ended October 31, 2021 vs. Six months ended October 31, 2020

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2021 vs.	Six Months Ended October 31,
	2021	2020	2020	2021	2020

Revenues:
Sales	$498,025	$359,483	38.5%	100.0%	100.0%
Interest income	70,605	51,788	36.3	14.2	14.4
Total	568,630	411,271	38.3

Costs and expenses:
Cost of sales, excluding depreciation shown below	309,930	211,564	46.5	62.2	58.9
Selling, general and administrative	75,961	61,293	23.9	15.3	17.1
Provision for credit losses	115,055	79,946	43.9	23.1	22.2
Interest expense	4,496	3,377	33.1	0.9	0.9
Depreciation and amortization	1,873	1,866	0.4	0.4	0.5
Loss (gain) on disposal of property and equipment	46	(64)	-	-	-
Total	507,361	357,982	41.7%

Pretax income	$61,269	$53,289		12.3%	14.8%

Operating Data:
Retail units sold	30,043	26,198
Average stores in operation	151	150
Average units sold per store per month	33.2	29.1
Average retail sales price	$15,787	$13,102
Gross profit per retail unit	$6,261	$5,646
Same store revenue change	36.7%	9.5%

Period End Data:
Stores open	152	150
Accounts over 30 days past due	4.0%	2.5%

Revenues increased by approximately $157.4 million, or 38.3%, for the six months ended October 31, 2021 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full six months in both current and prior year period ($149.8 million) and revenue growth from dealerships opened during or after the prior year quarter ($7.6 million). Revenue growth was primarily related to a 20.5% increase in the average retail sales price and a 14.7% increase in retail units sold. Interest income increased approximately $18.8 million for the six months ended October 31, 2021, as compared to the same period in the prior fiscal year, due to the $239.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 62.2% for the six months ended October 31, 2021 compared to 58.9% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.8% for the current year period compared to 41.1% for the prior year period. The decrease in the gross margin percentage is primarily related to the increase in purchase costs of the vehicles purchased for resale during the six months ended October 31, 2021 as compared to the same period in the prior fiscal year, partially offset by the increase in average retail sales price during the period. The average retail sales price for the six months ended October 31, 2021 was $15,787, an increase of $615 over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 15.3% for the six months ended October 31, 2021, a decrease of 1.8% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $14.7 million in the six months ended October 31, 2021, compared to the same period of the prior fiscal year. The majority of this increase is in payroll and benefits, including stock-based compensation, as the Company continues to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service.

Provision for credit losses as a percentage of sales was 23.1% for the six months ended October 31, 2021 compared to 22.2% for the six months ended October 31, 2020. Net charge-offs as a percentage of average finance receivables were 9.1% for the six months ended October 31, 2021 and 9.6% for the prior year period. The frequency of losses slightly increased while the severity of losses, on a relative basis, were improved compared to prior year. Recovery rates of repossessed units also contributed to the improvement in net charge-offs.

Interest expense as a percentage of sales remained flat at 0.9% from the prior year period. Interest expense increased $1.1 million due to an increase in the average borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2021	April 30, 2021
Assets:
Finance receivables, net	$748,205	$625,119
Inventory	108,989	82,263
Property and equipment, net	39,644	34,719

Liabilities:
Accounts payable and accrued liabilities	53,708	49,486
Income tax payable, net	405	150
Deferred revenue	75,730	56,810
Deferred tax liabilities, net	24,385	20,007
Debt facilities	324,089	225,924

Finance receivables have increased 19.7%, and 43.9% since April 30, 2021 and October 31, 2020, respectively, while revenues have grown 38.3% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first six months of fiscal 2022, inventory increased by $26.7 million compared to inventory at April 30, 2021. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with the higher cost of the vehicles the Company purchases.

Income taxes payable, net, was $405,000 at October 31, 2021 compared to $150,000 at April 30, 2021, primarily due to the timing of quarterly tax payments.

Property and equipment, net, increased by $4.9 million at October 31, 2021 as compared to property and equipment, net, at April 30, 2021. The Company incurred $6.8 million in expenditures during the first six months of fiscal 2022 primarily related to technology investments, designed to attract additional sales opportunities, and real estate development for existing locations. The net increase to property and equipment, net, was partially offset by $1.9 million in depreciation expense.

Accounts payable and accrued liabilities increased by $4.2 million during the first six months of fiscal 2022 as compared to accounts payable and accrued liabilities at April 30, 2021, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Deferred revenue increased $18.9 million at October 31, 2022 as compared to April 30, 2021, primarily resulting from increased sales of the accident protection plan product and service contracts, as well as the increased terms on the service contracts.

Deferred income tax liabilities, net, increased approximately $4.4 million at October 31, 2021 as compared to April 30, 2021, due primarily to the increase in finance receivables, net.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first six months of fiscal 2022, the Company funded finance receivables growth of $156.9 million, inventory growth of $26.7 million, $20.0 million in common stock repurchases, and capital expenditures of $6.8 million with income from operations and a $98.9 million increase in total debt, net of cash.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2021	2020
Operating activities:
Net income	$47,860	$40,760
Provision for credit losses	115,055	79,946
Losses on claims for payment protection plan	10,012	8,918
Depreciation and amortization	1,873	1,866
Stock based compensation	3,949	3,715
Finance receivable originations	(476,580)	(333,255)
Finance receivable collections	194,546	168,348
Inventory	7,155	(8,640)
Accounts payable and accrued liabilities	5,034	7,644
Deferred payment protection plan revenue	5,651	2,360
Deferred service contract revenue	13,269	1,595
Income taxes, net	(655)	(4,819)
Deferred income taxes	4,378	1,371
Accrued interest on finance receivables	(1,019)	455
Other	(479)	3
Total	(69,951)	(29,733)

Investing activities:
Purchase of property and equipment	(6,844)	(5,043)
Other	(225)	643
Total	(7,069)	(4,400)

Financing activities:
Revolving credit facilities, net	99,599	(1,860)
Payments on note payable	-	(302)
Change in cash overdrafts	(719)	(78)
Debt issuance costs	(1,788)	(51)
Purchase of common stock	(19,963)	(6,080)
Dividend payments	(20)	(20)
Exercise of stock options and issuance of common stock	(858)	2,497
Total	76,251	(5,894)

Decrease in cash	$(769)	$(40,027)

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

Cash flows from operations for the six months ended October 31, 2021 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivable originations, partially offset by (i) a larger increase in the provision for credit losses, (ii) larger finance receivable collections, and (iii) an increase in inventory, as compared to the prior year period. Finance receivables, net, increased by $123.1 million from April 30, 2021 to October 31, 2021.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The tightened supply of used vehicles due to the impact of COVID-19, lower repossessions over the past year and the limited supply of new vehicles, have contributed to continuing price increases. The higher vehicle purchase costs resulted in an increase in the average sales price of $2,685, or 20.5%, during the first six months of fiscal 2022 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further increases in vehicle purchase costs.

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

The Company’s liquidity is also impacted by credit losses. Macro-economic factors such as unemployment levels and general inflation, particularly within staple items such as groceries, can significantly affect collection results and ultimately credit losses. The long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of October 31, 2021, the Company leased approximately 82% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

The Company’s revolving credit facilities generally restrict distributions by the Company to its shareholders. The distribution limitations under the credit facilities allow the Company to repurchase shares of its common stock so long as either: (a) the aggregate amount of repurchases after September 30, 2021 does not exceed $50 million, net of proceeds received from the exercise of stock options and the total availability under the credit facilities is equal to or greater than 20% of the sum of the borrowing bases, in each case after giving effect to such repurchases (repurchases under this item are excluded from fixed charges for covenant calculations), or (b) the aggregate amount of such repurchases does not exceed 75% of the consolidated net income of the Company measured on a trailing twelve month basis; provided that immediately before and after giving effect to the Company’s stock repurchases, at least 12.5% of the aggregate funds committed under the credit facilities remains available. Thus, although the Company does routinely repurchase stock, the Company is limited in its ability to pay dividends or make other distributions to its shareholders without the consent of the Company’s lenders.

At October 31, 2021, the Company had approximately $2.1 million of cash on hand and approximately an additional $106.3 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities, fixed interest term loans, or through the sale of securitized debt instruments backed by the Company’s finance receivables. The Company’s revolving credit facilities mature in September 2024. Furthermore, while the Company has no specific plans to issue other debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at October 31, 2021.

Other than these letters of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2021.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding. At October 31, 2021, the weighted average total contract term was 40.0 months with 31.6 months remaining. The reserve amount in the allowance for credit losses at October 31, 2021, $218.2 million, was 24.5% of the principal balance in finance receivables of $966.4 million, less unearned accident protection plan revenue of $38.4 million and unearned service contract revenue of $37.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for expected losses on the portfolio at the measurement date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended October 31, 2021 was 12.6 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of expected losses on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and higher unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $9.7 million.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net charge-offs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted the Company’s customers, resulting in an increased past-due amount as a percentage of receivables (to 6.2% from 2.9%). As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. Due to improved credit losses during fiscal 2021, as well as its outlook for projected losses, the Company decreased the allowance for credit losses in the fourth quarter of fiscal 2021 from 26.5% to 24.5%.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at October 31, 2021 or April 30, 2021.

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

Interest rate risk.  The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $326.2 million outstanding under its revolving credit facilities at October 31, 2021. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.3 million and a corresponding decrease in net income before income tax.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of October 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2021 through August 31, 2021	31,500	$127.61	31,500	987,019
September 1, 2021 through September 30, 2021	27,701	123.76	27,701	959,318
October 1, 2021 through October 31, 2021	7,500	119.68	7,500	951,818
Total	66,701	$125.12	66,701

(1)	The above described stock repurchase program has no expiration date.

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

10.1

Amendment No. 3 to Third Amended and Restated Loan and Security Agreement dated September 29, 2021, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car-Mart Inc., an Arkansas corporation, and Texas Car-Mart Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to  Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021).

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

Dated: December 8, 2021