Form 10-Q
period 2022-01-31
AMERICAS CARMART INC
filed 2022-03-09
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	March 4, 2022
Common stock, par value $.01 per share	6,439,663

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

January 31, 2022 and April 30, 2021

(Dollars in thousands except share and per share amounts)	January 31, 2022	April 30, 2021
Assets:	(Unaudited)
Cash and cash equivalents	$2,603	$2,893
Accrued interest on finance receivables	4,220	3,367
Finance receivables, net	797,237	625,119
Inventory	119,596	82,263
Income tax receivable, net	39	-
Prepaid expenses and other assets	9,126	6,120
Right-of-use asset	57,523	60,398
Goodwill	8,598	7,280
Property and equipment, net	45,689	34,719
Total Assets	$1,044,631	$822,159

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$22,589	$18,208
Income tax payable, net	-	150
Deferred accident protection plan revenue	40,242	32,704
Deferred service contract revenue	42,169	24,106
Accrued liabilities	28,993	31,278
Deferred income tax liabilities, net	26,397	20,007
Lease liability	60,145	62,886
Debt facilities	373,156	225,924
Total liabilities	593,691	415,263

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,624,782 and 13,591,889 issued at January 31, 2022 and April 30, 2021, espectively, of which 6,446,574 and 6,625,885 were outstanding at January 31, 2022 and April 30, 2021, respectively	136	136
Additional paid-in capital	102,759	98,812
Retained earnings	631,575	564,975
Less: Treasury stock, at cost, 7,178,208 and 6,966,004 shares at January 31, 2022 and April 30, 2021, respectively	(284,030)	(257,527)
Total stockholders' equity	450,440	406,396
Non-controlling interest	100	100
Total equity	450,540	406,496

Total Liabilities, Mezzanine Equity and Equity	$1,044,631	$822,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2022 and 2021

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in thousands except share and per share amounts)	2022	2021	2022	2021
Revenues:	(Unaudited)		(Unaudited)
Sales	$252,918	$199,957	$750,942	$559,440
Interest and other income	38,980	28,303	109,586	80,091

Total revenues	291,898	228,260	860,528	639,531

Costs and expenses:
Cost of sales	157,248	118,816	467,179	330,380
Selling, general and administrative	39,179	33,423	115,140	94,716
Provision for credit losses	66,741	47,639	181,796	127,585
Interest expense	2,944	1,705	7,439	5,082
Depreciation and amortization	950	906	2,823	2,772
Loss (gain) on disposal of property and equipment	42	22	88	(42)
Total costs and expenses	267,104	202,511	774,465	560,493

Income before taxes	24,794	25,749	86,063	79,038

Provision for income taxes	6,024	5,867	19,433	18,396

Net income	$18,770	$19,882	$66,630	$60,642

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$18,760	$19,872	$66,600	$60,612

Earnings per share:
Basic	$2.89	$3.00	$10.18	$9.14
Diluted	$2.77	$2.85	$9.68	$8.73

Weighted average number of shares used in calculation:
Basic	6,487,310	6,634,125	6,540,450	6,631,450
Diluted	6,779,641	6,966,188	6,880,283	6,939,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.

Nine Months Ended January 31, 2022 and 2021

	Nine Months Ended January 31,
(In thousands)	2022	2021
	(Unaudited)
Operating Activities:
Net income	$66,630	$60,642
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	181,796	127,585
Losses on claims for payment protection plan	14,748	13,898
Depreciation and amortization	2,823	2,772
Amortization of debt issuance costs	559	266
Loss (gain) on disposal of property and equipment	88	(42)
Stock based compensation	4,706	4,969
Deferred income taxes	6,390	2,486
Excess tax benefit from share based compensation	912	672
Change in operating assets and liabilities:
Finance receivable originations	(718,275)	(524,820)
Finance receivable collections	293,458	254,845
Accrued interest on finance receivables	(853)	90
Inventory	18,822	3,552
Prepaid expenses and other assets	(3,006)	(970)
Accounts payable and accrued liabilities	4,031	10,685
Deferred accident protection plan revenue	7,538	4,306
Deferred service contract revenue	18,063	3,790
Income taxes, net	(1,101)	(4,185)
Net cash used in operating activities	(102,671)	(39,459)

Investing Activities:
Purchase of investments	(1,318)	-
Purchase of property and equipment	(13,881)	(7,011)
Proceeds from sale of property and equipment	-	610
Net cash used in investing activities	(15,199)	(6,401)

Financing Activities:
Exercise of stock options	(984)	4,561
Issuance of common stock	225	193
Purchase of common stock	(26,503)	(9,820)
Dividend payments	(30)	(30)
Change in cash overdrafts	(1,801)	913
Debt issuance costs	(1,787)	(282)
Payments on note payable	-	(443)
Proceeds from revolving credit facilities	248,817	11,316
Payments on revolving credit facilities	(100,357)	(15,947)
Net cash provided by (used in) financing activities	117,580	(9,539)

Decrease in cash and cash equivalents	(290)	(55,399)
Cash and cash equivalents, beginning of period	2,893	59,560

Cash and cash equivalents, end of period	$2,603	$4,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2022

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	24,967	-	-	24,967
Balance at July 31, 2021 (Unaudited)	13,607,843	$136	$100,858	$589,932	$(269,145)	$100	$421,881

Issuance of common stock	7,186	-	68	-	-	-	68
Stock options exercised	8,381	-	-	-	-	-	-
Purchase of 66,701 treasury shares	-	-	-	-	(8,345)	-	(8,345)
Stock based compensation	-	-	977	-	-	-	977
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	22,893	-	-	22,893
Balance at October 31, 2021 (Unaudited)	13,623,410	$136	$101,903	$612,815	$(277,490)	$100	$437,464

Issuance of common stock	872	-	76	-	-	-	76
Stock options exercised	500	-	23	-	-	-	23
Purchase of 63,761 treasury shares	-	-	-	-	(6,540)	-	(6,540)
Stock based compensation	-	-	757	-	-	-	757
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	18,770	-	-	18,770
Balance at January 31, 2022 (Unaudited)	13,624,782	$136	$102,759	$631,575	$(284,030)	$100	$450,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.

Three and Nine Months Ended January 31, 2021

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	675	-	50	-	-	-	50
Stock options exercised	22,000	-	1,166	-	-	-	1,166
Stock based compensation	-	-	2,320	-	-	-	2,320
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,564	-	-	19,564
Balance at July 31, 2020 (Unaudited)	13,501,408	$135	$92,095	$480,430	$(246,911)	$100	$325,849

Issuance of common stock	958	-	69	-	-	-	69
Stock options exercised	28,066	-	1,212	-	-	-	1,212
Purchase of 68,870 treasury shares	-	-	-	-	(6,080)	-	(6,080)
Stock based compensation	-	-	1,395	-	-	-	1,395
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	21,196	-	-	21,196
Balance at October 31, 2020 (Unaudited)	13,530,432	$135	$94,771	$501,616	$(252,991)	$100	$343,631

Issuance of common stock	787	1	73	-	-	-	74
Stock options exercised	43,952	-	2,183	-	-	-	2,183
Purchase of 31,199 treasury shares	-	-	-	-	(3,740)	-	(3,740)
Stock based compensation	-	-	1,254	-	-	-	1,254
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,882	-	-	19,882
Balance at January 31, 2021 (Unaudited)	13,575,171	$136	$98,281	$521,488	$(256,731)	$100	$363,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2022, the Company operated 153 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2021.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 27.6% of current period revenues resulting from sales to Arkansas customers.

As of January 31, 2022, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($4.2 million at January 31, 2022 and $3.4 million at April 30, 2021 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 75% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At January 31, 2022, 4.0% of the Company’s finance receivable balances were 30 days or more past due, compared to 2.6% at April 30, 2021. The Omicron variant negatively impacted delinquencies during the third quarter of fiscal year 2022 due to the combination of lost work hours and decreased wages for customers and a loss of hours worked for the Company.

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

Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of money the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time, at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis primarily through physical or online auctions.

Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. For the quarter ended January 31, 2022, on average, accounts were approximately 77 days past due at the time of charge-off, compared to 59 days past due for the same period in the prior year. The third quarter of the prior year included the impact of the pandemic related stimulus payments which positively impacted collections and net charge-offs. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover expected losses on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At January 31, 2022, the weighted average total contract term was 41.2 months with 32.4 months remaining. The reserve amount in the allowance for credit losses at January 31, 2022, $232 million, was 24.5% of the principal balance in finance receivables of $1.03 billion, less unearned accident protection plan revenue of $40.2 million and unearned service contract revenue of $42.2 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2022 was 12.5 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by the Company’s forecast, which includes current economic considerations, to arrive at an overall reserve amount that management considers to be a reasonable estimate of expected losses on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is possible that the deterioration in economic conditions and the uncertainty of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing a debt cancellation agreement (referred to as the accident protection plan) as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the outstanding principal balance for any contract where the retail customer has totaled the vehicle, as defined by the contract, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2022 or April 30, 2021.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such reporting unit. There was no impairment of goodwill during fiscal 2021 and the first nine months of fiscal 2022.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 22.6% and 23.3% for the nine months ended January 31, 2022 and January 31, 2021, respectively. Total income tax expense for the nine months ended January 31, 2022 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $912,000 and $672,000 for the nine months ended January 31, 2022 and 2021, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2022 or April 30, 2021.

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

Sales for the three and nine months ended January 31, 2022 and 2021 consist of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2022	2021	2022	2021

Sales – used autos	$219,995	$177,279	$656,773	$491,726
Wholesales – third party	11,706	7,603	35,442	23,835
Service contract sales	12,889	8,240	34,506	24,083
Accident protection plan revenue	8,328	6,835	24,221	19,796

Total	$252,918	$199,957	$750,942	$559,440

At January 31, 2022 and 2021, finance receivables more than 90 days past due were approximately $5.2 million and $2.4 million, respectively. Late fee revenues totaled approximately $2.2 million and $1.7 million for the nine months ended January 31, 2022 and 2021, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2022 that was included in the April 30, 2021 deferred service contract revenue was $14.6 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $912,000 and $672,000 for the nine months ended January 31, 2022 and 2021, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Effective in Future Periods

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance, however, does not expect the impact to be material as it only relates to one debt facility currently indexed to LIBOR.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry an interest rate of 15% or 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The weighted average interest rate for the portfolio was approximately 16.5% at January 31, 2022. The Company’s finance receivables are defined as one segment and one class of loans in sub-prime consumer automobile contracts. The level of risks inherent in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2022	April 30, 2021

Gross contract amount	$1,268,390	$980,757
Less unearned finance charges	(239,187)	(171,220)
Principal balance	1,029,203	809,537
Less allowance for credit losses	(231,966)	(184,418)

Finance receivables, net	$797,237	$625,119

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2022	2021

Balance at beginning of period	$625,119	$466,141
Finance receivable originations	718,275	524,820
Finance receivable collections	(293,458)	(254,845)
Provision for credit losses	(181,796)	(127,585)
Losses on claims for accident protection plan	(14,748)	(13,898)
Inventory acquired in repossession and accident protection plan claims	(56,155)	(35,692)

Balance at end of period	$797,237	$558,941

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2022	2021

Balance at beginning of period	$184,418	$155,041
Provision for credit losses	181,796	127,585
Charge-offs, net of recovered collateral	(134,248)	(97,046)

Balance at end of period	$231,966	$185,580

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables were 14.5% for the nine months ended January 31, 2022 and 2021, respectively. The frequency of losses were up slightly compared to the prior year’s quarter and severity of losses improved on a relative basis.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Collections as a percentage of average finance receivables were 31.7% for the nine months ended January 31, 2022 compared to 38.0% for the same period in the prior year. Collections remained strong with the reduction in line with the expected change due to the average term increases. The first nine months of the prior year included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. Delinquencies greater than 30 days were 4.0% at January 31, 2022, and 2.6% at April 30, 2021. The Omicron variant negatively impacted delinquencies during the third quarter of fiscal year 2022 due to the combination of lost work hours and decreased wages for customers and a loss of hours worked for the Company.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2022		April 30, 2021		January 31, 2021

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$841,635	81.78%	$717,520	88.64%	$655,445	88.04%
3 - 29 days past due	146,609	14.24%	71,269	8.80%	68,414	9.19%
30 - 60 days past due	29,062	2.82%	13,058	1.61%	14,147	1.90%
61 - 90 days past due	6,682	0.65%	5,551	0.69%	4,163	0.56%
> 90 days past due	5,215	0.51%	2,139	0.26%	2,352	0.32%
Total	$1,029,203	100.00%	$809,537	100.00%	$744,521	100.00%

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

	Nine Months Ended January 31,
	2022	2021

Average total collected per active customer per month	$487	$449
Principal collected as a percent of average finance receivables	31.7%	38.0%
Average down-payment percentage	6.1%	6.4%
Average originating contract term (in months)	39.6	33.7

	January 31, 2022	January 31, 2021
Portfolio weighted average contract term, including modifications (in months)	41.2	35.7

Collections remained strong with the reduction of principal collected in line with the expected change due to the average term increases. The prior year quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $2,892 or 21.7% from the prior year period. The Company may further increase term lengths in order to maintain manageable payments for its customers if the average selling price continues to increase.

	As of January 31, 2022

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2022	2021	2020	2019	2018	2018	Total	%
1-2	$31,704	$16,129	$3,921	$170	$3	$-	$51,927	5.0%
3-4	$207,084	$112,330	$23,042	$1,205	$36	$17	$343,714	33.4%
5-6	$372,508	$214,120	$43,186	$3,498	$230	$20	$633,562	61.6%
Total	$611,296	$342,579	$70,149	$4,873	$269	$37	$1,029,203	100.0%

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

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2022	April 30, 2021

Land	$7,594	$7,594
Buildings and improvements	13,777	13,717
Furniture, fixtures and equipment	15,874	15,401
Leasehold improvements	34,400	33,450
Construction in progress	14,307	2,421
Less accumulated depreciation and amortization	(40,263)	(37,864)

Total	$45,689	$34,719

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2022	April 30, 2021

Employee compensation	$10,408	$14,664
Cash overdrafts (see Note B)	-	1,802
Deferred sales tax (see Note B)	6,884	5,904
Reserve for APP claims	5,207	3,737
Fair value of contingent consideration	3,519	3,175
Other	2,975	1,996
Total	$28,993	$31,278

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2022	April 30, 2021

Revolving lines of credit	$375,063	$226,602
Debt issuance costs	(1,907)	(678)

Debt facilities	$373,156	$225,924

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally LIBOR plus 2.35%, with a minimum of 2.85%. At January 31, 2022 and April 30, 2021, the interest rate under the credit facilities was 2.85%. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at January 31, 2022. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory. Based upon eligible finance receivables and inventory at January 31, 2022, the Company had additional availability of approximately $84.4 million under the revolving credit facilities.

The Company recognized approximately $559,000 and $266,000 of amortization for the nine months ended January 31, 2022 and 2021, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

During the first nine months of fiscal 2022 and fiscal 2021, the Company incurred approximately $1.8 million and $282,000, respectively, in debt issuance costs related to the Agreement. Debt issuance costs of approximately $1.9 million and $678,000 as of January 31, 2022 and April 30, 2021, respectively, are reflected as a reduction of the debt facilities in the Condensed Consolidated Balance Sheets.

G – Fair Value Measurements

The table below summarizes information about the fair value of financial instruments included in the Company’s financial statements at January 31, 2022 and April 30, 2021:

	January 31, 2022		April 30, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$2,603	$2,603	$2,893	$2,893
Finance receivables, net	797,237	632,960	625,119	497,865
Accounts payable	22,589	22,589	18,208	18,208
Debt facilities	373,156	373,156	225,924	225,924

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

Finance receivables, net

The Company estimates the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and had a third-party appraisal in January 2019 that indicated a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated. Since the Company does not intend to offer the receivables for sale to an outside third party, the expectation is that the net book value at January 31, 2022, will ultimately be collected. By collecting the accounts internally, the Company expects to realize more than a third-party purchaser would expect to collect with a servicing requirement and a profit margin included.

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument.

Debt facilities	The fair value approximates carrying value due to the variable interest rates charged on the revolving credit facilities, which reprice frequently.

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Weighted average shares outstanding-basic	6,487,310	6,634,125	6,540,450	6,631,450
Dilutive options and restricted stock	292,331	332,063	339,833	307,714

Weighted average shares outstanding-diluted	6,779,641	6,966,188	6,880,283	6,939,164

Antidilutive securities not included:
Options	205,000	160,000	86,667	203,333
Restricted stock	4,000	5,690	2,667	3,305

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2022 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $4.7 million ($3.6 million after tax effects) and $5.0 million ($3.8 million after tax effects) for the nine months ended January 31, 2022 and 2021, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2031
Shares available for grant at January 31, 2022	215,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2022	2021
Expected term (years)	5.5	5.5
Risk-free interest rate	0.86%	0.36%
Volatility	51%	50%
Dividend yield	-	-

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

There were 30,000 options granted during the nine months ended January 31, 2022 and 2021, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2022 and 2021 was $2.1 million and $886,000, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $4.0 million ($3.1 million after tax effects) and $4.1 million ($3.1 million after tax effects) for the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, the Company had approximately $2.9 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.1 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2022	2021

Options exercised	57,000	107,000
Cash received from option exercises	$274	$4,731
Intrinsic value of options exercised	$4,924	$4,868

During the nine months ended January 31, 2022, there were 50,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 32,838 shares to satisfy the exercise price and applicable withholding taxes to acquire 17,162 shares.

The aggregate intrinsic value of outstanding options at January 31, 2022 and 2021 was $14.2 million and $28.4 million, respectively. As of January 31, 2022, there were 288,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.7 million, a weighted average remaining contractual life of 5.4 years, and a weighted average exercise price of $72.60.

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

There were 10,250 restricted shares granted during the nine months ended January 31, 2022 and 7,690 restricted shares granted during the nine months ended January 31, 2021. A total of 91,684 shares remained available for award at January 31, 2022. There were 180,843 unvested restricted shares outstanding as of January 31, 2022 with a weighted average grant date fair value of $55.86.

As of January 31, 2022, the Company had approximately $5.7 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.7 years. The Company recorded compensation cost of approximately $656,000 ($497,000 after tax effects) and $839,000 ($638,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2022 and 2021, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2021 or during the first nine months of fiscal 2022.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 79% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $5.9 million and $6.0 million for the nine month periods ended January 31, 2022 and 2021, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2022, discounted at the weighted average interest rate in effect as of January 31, 2022 of approximately 4.3%, are as follows:

Maturity of lease liabilities
2022 (remaining)	$1,780
2023	7,084
2024	6,572
2025	6,433
2026	5,920
Thereafter	$53,060
Total undiscounted operating lease payments	80,849
Less: imputed interest	(20,704)
Present value of operating lease liabilities	$60,145

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at January 31, 2022.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(In thousands)	2022	2021
Supplemental disclosures:
Interest paid	$7,278	$5,463
Income taxes paid, net	13,232	19,423

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	56,155	35,692
Net settlement option exercises	4,291	1,214

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	operational infrastructure investments;
●	same dealership sales and revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	customer growth;
●	gross margin percentages;
●	gross profit per retail unit sold;
●	new dealership openings;
●	performance of new dealerships;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	technological investments and initiatives;
●	compliance with tax regulations;
●	the Company’s business, operating and growth strategies;
●	financing the majority of growth from profits; and
●	having adequate liquidity to satisfy the Company’s capital needs.

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
●

business and economic disruptions and uncertainty that may result from the ongoing outbreak of the Omicron variant or any future adverse developments with the COVID-19 pandemic and any efforts to mitigate the financial impact and health risks associated with such developments;

●

the expiration of existing economic stimulus measures or other government assistance programs implemented in response to the COVID-19 pandemic or the adoption of further such stimulus measures or assistance programs;

●	the availability of credit facilities and access to capital on terms acceptable to us to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including, but not limited to, rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	ability to keep pace with technological advances and changes in consumer behavior affecting the Company’s business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2022, the Company operated 153 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 23% per year over the last ten fiscal years (9% on average). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 34.6% for the first nine months of fiscal 2022 compared to the same period of fiscal 2021, due to a 36.8% increase in interest income, a 21.7% increase in the average retail sales price and a 9.7% increase in retail units sold. The first quarter of the prior year was impacted by the pandemic, resulting in lower sales volumes. The increasing sales price results from the tight supply and high demand for the vehicles the Company sells.

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

Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2017 (average of 25.3%). Credit losses as a percentage of sales have steadily improved on an annual basis in each of the past five fiscal years from a historical high in fiscal 2017, as improvements in collection processes and higher recovery rates on repossessions have progressively offset continuing competitive pressures. During the fourth quarter of fiscal 2020, the Company’s credit loss results were adversely impacted due to the impacts of COVID-19. The Company had to briefly suspend certain collection activities during this time period. However, credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance. This was primarily the result of the Company’s commitment to working with customers and the CARES Act unemployment and stimulus funds, which aided customers’ ability to make their vehicle payments. The improvement in credit losses for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 24.5% of finance receivables, net of deferred revenue, which resulted in a $15.1 million pretax decrease in the provision for credit losses. Credit losses as a percentage of sales for the first nine months of fiscal 2022 were 24.2%.

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

The Company’s gross margin as a percentage of sales has been historically consistent, at approximately 40% to 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars and is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The gross margin percentage increased slightly in fiscal 2021 to 40.7% from 40.5% in the prior fiscal year, while gross margin dollars per retail until sold increased by $791, primarily as a result of the Company selling, on average, a higher priced vehicle in fiscal 2021. The gross margin percentage for the first nine months of 2022 decreased to 37.8% from 40.9% in the prior year period, while gross margin dollars per retail unit sold increased by $733, or 12.9%. The decrease in the gross margin percentage was primarily related to the increase in average retail sales price. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases will remain high. The Company successfully manages the business based upon gross margin dollars as demonstrated with the increase during the last two fiscal years in the gross margin dollars per retail unit sold.

Total collections continue to improve due to the Company’s continued focus. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the third quarter of fiscal 2022 increased by $23.1 million, or 20.1%, over the prior year quarter. Principal collections, as a percentage of average finance receivables, were at 9.9% compared to 12.1% for the same period in prior year and were in line with expectations and reflected an increase in the weighted average contract terms, as previously discussed.

In an ongoing effort to reduce credit losses, improve collection levels and operate more efficiently, the Company continues to look for improvements in its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. Additionally, the Company places significant focus on the collection area. Consequently, the Company’s training department continues to spend significant time and effort on collections improvements. The vice president of collections oversees the collections department and continues to focus on providing timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

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

The Company aims to continue to increase sales potential by reaching more consumers and then earning their repeat business by delivering a unique and superior customer experience. As part of that mission, the Company recently began to offer new service contracts, which include longer terms, oil changes and roadside assistance. These new service contracts were designed to keep the Company’s customers on the road while centralizing administrative activities to increase efficiencies and productivity at the dealership level. The Company is also investing in digital customer experience initiatives in hopes to reach more potential customers while also improving its sales to repeat customers. The Company is investing in each of these key areas of its business so each dealership will have the potential to support 1,000 or more active customers in the future.

Three months ended January 31, 2022 vs. Three months ended January 31, 2021

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2022 vs.	Three Months Ended January 31,
	2022	2021	2021	2022	2021

Revenues:
Sales	$252,918	$199,957	26.5%	100.0%	100.0%
Interest income	38,980	28,303	37.7	15.4	14.2
Total	291,898	228,260	27.9

Costs and expenses:
Cost of sales, excluding depreciation shown below	157,248	118,816	32.3	62.2	59.4
Selling, general and administrative	39,179	33,423	17.2	15.5	16.7
Provision for credit losses	66,741	47,639	40.1	26.4	23.8
Interest expense	2,944	1,705	72.7	1.2	0.9
Depreciation and amortization	950	906	4.9	0.4	0.5
Loss on disposal of property and equipment	42	22	90.9	-	-
Total	267,104	202,511	31.9%

Pretax income	$24,794	$25,749		9.8%	12.9%

Operating Data:
Retail units sold	14,126	14,053
Average stores in operation	153	150
Average units sold per store per month	30.8	31.2
Average retail sales price	$17,076	$13,688
Gross profit per retail unit sold	$6,773	$5,774
Same store revenue change	26.8%	16.9%

Period End Data:
Stores open	153	151
Accounts over 30 days past due	4.0%	2.8%

Revenues increased by approximately $63.6 million, or 27.9%, for the three months ended January 31, 2022 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($61.1 million) and revenue from dealerships opened after the prior year quarter ($2.5 million). Revenue growth was related to a 37.7% increase in interest income, a 24.8% increase in the average retail sales price and a 0.5% increase in retail units sold. Interest income increased approximately $10.7 million for the three months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to the $286.4 million increase in average finance receivables. Unit sales volumes during the third quarter of fiscal year 2022 were negatively impacted by tornados and severe winter weather events in the Company’s market areas. Additionally, the peak of the COVID-19 Omicron variant adversely impacted both the Company’s staffing levels as well as foot traffic from customers at the Company’s dealerships, which significantly impacted unit sales volumes during January 2022.

Cost of sales, as a percentage of sales, increased to 62.2% for the three months ended January 31, 2022 compared to 59.4% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.8% for the current year period compared to 40.6% for the prior year period.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2022 was $17,076, a $3,388 increase over the prior year quarter. When purchase costs increase, the margin between the purchase cost and the sales price of the vehicles narrows, as a percentage, because the Company must offer affordable prices to its customers. Demand for the vehicles the Company purchases for resale has remained high and the supply has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 on the availability of vehicles in the market and new car sales is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand, resulting in the continuation of elevated purchase costs.

Selling, general and administrative expenses, as a percentage of sales, were 15.5% for the three months ended January 31, 2022, a decrease of 1.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, fixed in nature. However, the Company has recently made increasing investments in several areas including recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollars, overall selling, general and administrative expenses increased approximately $5.8 million in the third quarter of fiscal 2022 compared to the same period of the prior fiscal year. The majority of this increase is in the payroll and benefits area related to an increased headcount and increased wages and benefits, all in an effort to provide excellent customer service. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for its customers.

Provision for credit losses as a percentage of sales was 26.4% for the three months ended January 31, 2022 compared to 23.8% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the principal balance of finance receivables of $284.7 million. Net charge-offs as a percentage of average finance receivables increased only by 0.4% to 5.3% for the three months ended January 31, 2022 compared to the prior year period of 4.9%. The stimulus payments in December 2020 and January 2021 had positive impacts on collections and net charge-off metrics during the previous year comparable quarter. From a long-term historical perspective, the current quarter net charge-offs were much improved and below historical third quarter levels despite the increase in the average retail sales price. The frequency of losses did increase slightly while the severity of losses, on a relative basis, were still improved compared to the same quarter in the prior year. This is consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. Recovery rates of repossessed units also positively impacted net charge-offs. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased slightly to 1.2% for the three months ended January 31, 2022, compared to 0.9% for the prior year period. In dollar terms, interest expense increased $1.2 million due to an increase in the average borrowings of approximately $141.0 million during the three month period ended January 31, 2022.

Nine months ended January 31, 2022 vs. Nine months ended January 31, 2021

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2022 vs.	Nine Months Ended January 31,
	2022	2021	2021	2022	2021

Revenues:
Sales	$750,942	$559,440	34.2%	100.0%	100.0%
Interest income	109,586	80,091	36.8	14.6	14.3
Total	860,528	639,531	34.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	467,179	330,380	41.4	62.2	59.1
Selling, general and administrative	115,140	94,716	21.6	15.3	16.9
Provision for credit losses	181,796	127,585	42.5	24.2	22.8
Interest expense	7,439	5,082	46.4	1.0	0.9
Depreciation and amortization	2,823	2,772	1.8	0.4	0.5
Loss (gain) on disposal of property and equipment	88	(42)	-	-	-
Total	774,465	560,493	38.2%

Pretax income	$86,063	$79,038		11.5%	14.1%

Operating Data:
Retail units sold	44,169	40,251
Average stores in operation	152	150
Average units sold per store per month	32.3	29.8
Average retail sales price	$16,199	$13,307
Gross profit per retail unit	$6,424	$5,691
Same store revenue change	33.2%	12.1%

Period End Data:
Stores open	153	151
Accounts over 30 days past due	4.0%	2.8%

Revenues increased by approximately $221.0 million, or 34.6%, for the nine months ended January 31, 2022 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year period ($210.0 million) and revenue growth from dealerships opened during or after the prior year quarter ($11.0 million). Revenue growth was primarily related to a 21.7% increase in the average retail sales price and a 9.7% increase in retail units sold. Interest income increased approximately $29.5 million, or 36.8%, for the nine months ended January 31, 2022, as compared to the same period in the prior fiscal year, due to the $255.0 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 62.2% for the nine months ended January 31, 2022 compared to 59.1% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 37.8% for the current year period compared to 40.9% for the prior year period. The decrease in the gross margin percentage is primarily related to the increase in purchase costs of the vehicles purchased for resale during the nine months ended January 31, 2022 as compared to the same period in the prior fiscal year, partially offset by the increase in average retail sales price during the period. The average retail sales price for the nine months ended January 31, 2022 was $16,199, an increase of $2,892 over the prior year period, resulting in an increase in the gross margin per retail unit of $733.

Selling, general and administrative expenses, as a percentage of sales, were 15.3% for the nine months ended January 31, 2022, a decrease of 1.6% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $20.4 million in the nine months ended January 31, 2022, compared to the same period of the prior fiscal year. The majority of this increase is in payroll and benefits, including stock-based compensation, as the Company continues to invest in training, developing and recruiting qualified associates, all in an effort to provide excellent customer service.

Provision for credit losses as a percentage of sales was 24.2% for the nine months ended January 31, 2022 compared to 22.8% for the nine months ended January 31, 2021. The increase was primarily due to the growth in average finance receivables between periods. Net charge-offs as a percentage of average finance receivables remained flat at 14.5% for the nine month periods ended January 31, 2022 and 2021. The frequency of losses did increase slightly while the severity of losses, on a relative basis, were improved compared to the same period in the prior year.

Interest expense as a percentage of sales remained relatively flat at 1.0% from the prior year period. Interest expense increased $2.4 million due to an increase of $92.5 million in average borrowings.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2022	April 30, 2021
Assets:
Finance receivables, net	$797,237	$625,119
Inventory	119,596	82,263
Income taxes receivable, net	39	-
Property and equipment, net	45,689	34,719

Liabilities:
Accounts payable and accrued liabilities	51,582	49,486
Income tax payable, net	-	150
Deferred revenue	82,411	56,810
Deferred tax liabilities, net	26,397	20,007
Debt facilities	373,156	225,924

Finance receivables, net have increased 27.5%, and 42.6% since April 30, 2021 and January 31, 2021, respectively, while revenues have grown 34.6% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first nine months of fiscal 2022, inventory increased by $37.3 million compared to inventory at April 30, 2021. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with the higher cost of the vehicles the Company purchases.

Income taxes receivable, net, was $39,000 at January 31, 2022 compared to income taxes payable of $150,000 at April 30, 2021, primarily due to the timing of quarterly tax payments.

Property and equipment, net, increased by $11 million at January 31, 2022 as compared to property and equipment, net, at April 30, 2021. The Company incurred $14 million in expenditures during the first nine months of fiscal 2022 primarily related to technology investments, designed to attract additional sales opportunities, and remodeling or relocating existing locations. The net increase to property and equipment, net, was partially offset by $2.8 million in depreciation expense.

Accounts payable and accrued liabilities increased by $2.1 million during the first nine months of fiscal 2022 as compared to accounts payable and accrued liabilities at April 30, 2021, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Deferred revenue increased $25.6 million at January 31, 2022 as compared to April 30, 2021, primarily resulting from increased sales of the accident protection plan product and service contracts, as well as the increased terms on the service contracts.

Deferred income tax liabilities, net, increased approximately $6.4 million at January 31, 2022 as compared to April 30, 2021, due primarily to the increase in finance receivables, net.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. In the first nine months of fiscal 2022, the Company funded finance receivables growth of $219.7 million, inventory growth of $37.3 million, $26.5 million in common stock repurchases, and capital expenditures of $14 million with income from operations and a $147.5 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base. During the first nine months of fiscal year 2022, the Company has remodeled or relocated 21 dealerships with six relocations in progress at the end of the quarter.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,

	2022	2021
Operating activities:
Net income	$66,630	$60,642
Provision for credit losses	181,796	127,585
Losses on claims for payment protection plan	14,748	13,898
Depreciation and amortization	2,823	2,772
Stock based compensation	4,706	4,969
Finance receivable originations	(718,275)	(524,820)
Finance receivable collections	293,458	254,845
Inventory	18,822	3,552
Accounts payable and accrued liabilities	4,031	10,685
Deferred accident protection plan revenue	7,538	4,306
Deferred service contract revenue	18,063	3,790
Income taxes, net	(1,101)	(4,185)
Deferred income taxes	6,390	2,486
Accrued interest on finance receivables	(853)	90
Other	(1,447)	(74)
Total	(102,671)	(39,459)

Investing activities:
Purchase of property and equipment	(13,881)	(7,011)
Other	(1,318)	610
Total	(15,199)	(6,401)

Financing activities:
Revolving credit facilities, net	148,460	(4,631)
Payments on note payable	-	(443)
Change in cash overdrafts	(1,801)	913
Debt issuance costs	(1,787)	(282)
Purchase of common stock	(26,503)	(9,820)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	(759)	4,754
Total	117,580	(9,539)

Decrease in cash	$(290)	$(55,399)

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

Cash flows from operations for the nine months ended January 31, 2022 compared to the same period in the prior fiscal year decreased primarily as a result of larger finance receivable originations, partially offset by (i) a larger increase in the provision for credit losses, (ii) larger finance receivable collections, and (iii) an increase in inventory, as compared to the prior year period. Finance receivables, net, increased by $172.1 million from April 30, 2021 to January 31, 2022.

The purchase price the Company pays for a vehicle has a significant effect on liquidity and capital resources. Because the Company bases its selling price on the purchase cost for the vehicle, increases in purchase costs result in increased selling prices. As the selling price increases, it becomes more difficult to keep the gross margin percentage and contract term in line with historical results because the Company’s customers have limited incomes and their car payments must remain affordable within their individual budgets. Several external factors can negatively affect the purchase cost of vehicles. Decreases in the overall volume of new car sales, particularly domestic brands, lead to decreased supply in the used car market. Also, constrictions in consumer credit, as well as general economic conditions, can increase overall demand for the types of vehicles the Company purchases for resale as used vehicles become more attractive than new vehicles in times of economic instability. A negative shift in used vehicle supply, combined with strong demand, results in increased used vehicle prices and thus higher purchase costs for the Company. These factors have caused purchase costs to increase generally over the last five years. The tightened supply of used vehicles due to the impact of COVID-19, lower repossessions over the past two years and the limited supply of new vehicles, have contributed to continuing price increases. The higher vehicle purchase costs resulted in an increase in the average sales price of $2,892, or 21.7%, during the first nine months of fiscal 2022 compared to the same period in the prior fiscal year. Management expects the supply of vehicles to remain tight during the near term and to result in further increases in vehicle purchase costs.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2022, the Company leased approximately 79% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2022, the Company had approximately $2.6 million of cash on hand and approximately an additional $84.4 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities, fixed interest term loans, or through the sale of securitized debt instruments backed by the Company’s finance receivables. The Company’s revolving credit facilities mature in September 2024. Looking forward, the Company may utilize its conservative balance sheet to participate in the securitization market as it would allow it to serve more customers and allow for future growth.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at January 31, 2022.

Other than these letters of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Finance Company Contingency

Car-Mart of Arkansas and Colonial do not meet the affiliation standard for filing consolidated income tax returns, and as such they file separate federal and state income tax returns. Car-Mart of Arkansas routinely sells its finance receivables to Colonial at what the Company believes to be fair market value and is able to take a tax deduction at the time of sale for the difference between the tax basis of the receivables sold and the sales price. These types of transactions, based upon facts and circumstances, have been permissible under the provisions of the Internal Revenue Code as described in the Treasury Regulations. For financial accounting purposes, these transactions are eliminated in consolidation and a deferred income tax liability has been recorded for this timing difference. The sale of finance receivables from Car-Mart of Arkansas to Colonial provides certain legal protection for the Company’s finance receivables and, principally because of certain state apportionment characteristics of Colonial, also has the effect of reducing the Company’s overall effective state income tax rate by approximately 256 basis points. The actual interpretation of the Regulations is in part a facts and circumstances matter. The Company believes it satisfies the material provisions of the Regulations. Failure to satisfy those provisions could result in the loss of a tax deduction at the time the receivables are sold and have the effect of increasing the Company’s overall effective income tax rate as well as the timing of required tax payments.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2022.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses inherent in the portfolio over the remaining contractual lives in the collection of its finance receivables currently outstanding. At January 31, 2022, the weighted average total contract term was 41.2 months with 32.4 months remaining. The reserve amount in the allowance for credit losses at January 31, 2022, $232 million, was 24.5% of the principal balance in finance receivables of $1.03 billion, less unearned accident protection plan revenue of $40.2 million and unearned service contract revenue of $42.2 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months segregated by the number of months since the contract origination date and adjusted for the expected future average net charge-off loss per unit. About 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-11 months following the balance sheet date. The average age of an account at charge-off date for the eighteen-month period ended January 31, 2022 was 12.5 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

A historical point estimate is produced by this analysis which is then supplemented by the Company’s forecast, which includes current economic considerations, to arrive at an overall reserve amount that management considers to be a reasonable estimate of expected losses on the portfolio at the measurement date that will be realized via actual charge-offs in the future. Although it is at least reasonably possible that the deterioration in economic conditions and higher unemployment as a result of COVID-19 could lead to additional losses in the portfolio or that other events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. While challenging economic conditions can negatively impact credit losses, the effectiveness of the execution of internal policies and procedures within the collections area and the competitive environment on the funding side have historically had a more significant effect on collection results than macro-economic issues. A 1% change, as a percentage of finance receivables, in the allowance for credit losses would equate to an approximate pre-tax adjustment of $9.5 million.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2022 or April 30, 2021.

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

Effective in Future Periods

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to utilize this optional guidance, however, does not expect the impact to be material as it only relates to one debt facility currently indexed to LIBOR.

Seasonality

Historically, the Company’s third fiscal quarter (November through January) has been the slowest period for vehicle sales. Conversely, the Company’s first and fourth fiscal quarters (May through July and February through April) have historically been the busiest times for vehicle sales. Therefore, the Company generally realizes a higher proportion of its revenue and operating profit during the first and fourth fiscal quarters. Over the past two years, normal seasonality has been disrupted due to the economic impacts of the COVID-19 pandemic. The Company expects the seasonality pattern to normalize in the short term and the historical pattern seasonality to resume.

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

Interest rate risk.  The Company’s exposure to changes in interest rates is primarily related to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities. The interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had total indebtedness of $375.1 million outstanding under its revolving credit facilities at January 31, 2022. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.8 million and a corresponding decrease in net income before income tax.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of January 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2021 through November 30, 2021	-	$-	-	870,076
December 1, 2021 through December 31, 2021	34,261	105.29	34,261	835,815
January 1, 2022 through January 31, 2022	29,500	99.39	29,500	806,315
Total	63,761	$102.56	63,761

(1)	The above described stock repurchase program has no expiration date.

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

Dated: March 9, 2022