Form 10-K
period 2022-04-30
AMERICAS CARMART INC
filed 2022-07-11
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2021 was $712,616,493 (5,963,817 shares), based on the closing price of the registrant’s common stock on October 29, 2021 of $119.49.

There were 6,368,788 shares of the registrant’s common stock outstanding as of July 5, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	operational infrastructure investments;
•	same dealership sales and revenue growth;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	customer growth;
•	gross margin percentages;
•	gross profit per retail unit sold;
•	new dealership openings;
•	performance of new dealerships;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	seasonality;
•	technological investments and initiatives;
•	compliance with tax regulations;
•	the Company’s business, operating and growth strategies;
•	financing the majority of growth from profits;
•	accessing the securitization market for future financing; and
•	having adequate liquidity to satisfy the Company’s capital needs.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report, as well as:

•

general economic conditions in the markets in which the Company operates, including but not limited to supply chain disruptions, as well as fluctuations in gas prices, grocery prices and employment levels;

•

business and economic disruptions and uncertainty that may result from the ongoing COVID-19 pandemic or any future adverse developments and any efforts to mitigate the financial impact and health risks associated with such developments;

•	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop and retain qualified general managers;
•	availability of quality vehicles at prices that will be affordable to customers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•	security breaches, cyber-attacks, or fraudulent activity; and
•	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, throughout 2020 and 2021, many U.S. states and localities issued lockdown orders which impacted the operations of our stores and consumer demand. While our dealerships remained open and operated under all CDC recommendations, the fluidity of the resulting environment led to uncertainty in regard to consumer demand and ongoing changes in government mandates, as well as unpredictable risks and challenges stemming from COVID-19.

Although the effects of the COVID-19 pandemic continue to evolve, and conditions have improved, we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, availability and effectiveness of vaccines, related restrictions on travel, additional federal stimulus measures and enhanced unemployment benefits, if any. An extended period of economic disruption as a result of the COVID-19 pandemic has had and could continue to have a material impact on our business in regard to product supply and pricing, credit losses and consumer behavior. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this Form 10-K. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could continue to, and may materially, adversely affect our business, financial condition, liquidity and results of operations.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 40 years. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially all associate incentive compensation is tied directly or indirectly to collection results. The Company has a vice president of collections and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates. The Company has also implemented several collection efforts centrally at the corporate office through texting to supplement the field efforts. Over the last five fiscal years, the Company’s annual credit losses as a percentage of sales have ranged from a high of 27.7% in fiscal 2018 to a low of 20.3% in fiscal 2021 (average of 24.4%), with the fiscal year 2021 credit loss percentage reflecting a $15.1 million decrease to the Company’s allowance for credit losses primarily related to improved credit losses during fiscal 2021, following a $9.1 million increase to the allowance in fiscal 2020 primarily as a result of COVID-19. During fiscal 2022, credit losses began to normalize to pre-pandemic levels, with credit losses as a percentage of sales at 24.2%. See Item 1A. Risk Factors for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships operate on a decentralized basis. Each dealership is ultimately responsible for buying and selling its own vehicles, making credit decisions, and collecting the contracts it originates in accordance with established policies and procedures. Approximately 50% of customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth and Strategic Acquisitions. The Company grows by increasing revenues at existing dealerships and opening or acquiring new dealerships. The Company has historically viewed organic growth at its existing dealerships as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its customer count. The Company added three new dealerships during the year, ending fiscal 2022 with 154 locations. The Company intends to continue to add new dealerships, subject to favorable operating performance and available general manager talent to run these dealerships, and pursue strategic acquisition opportunities that it believes will enhance its brand and maximize the return to its shareholders. The Company has successfully completed acquisitions in two of the last three fiscal years and anticipates that future acquisitions will likely contribute to its growth. These plans are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $16,649 per unit in fiscal 2022, compared to $13,621 in fiscal 2021. Used vehicle pricing continues to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to shortage of new vehicles and fewer available used vehicles on account of lower repossessions. The Company aims to keep the terms of its installment sales contracts relatively short (overall portfolio weighted average of 42.9 months), while balancing that with affordable payments.

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

Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunity for advancement. Due to growth, the Company has, to a larger extent, also had to look outside of the Company for associates possessing requisite skills and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success has been a benefit for recruiting outside talent; however, the Company expects the hiring environment to continue to be challenging as a result of increasing wages, competition for qualified workers and the ongoing impact of COVID-19 on our business and operations.

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

Low Cost Operator. The Company has structured its dealership and corporate office operations to minimize operating costs. The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services. Associate compensation is standardized for each dealership position and adjusted for various markets. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. The Company monitors operating costs as a percentage of revenues, and per unit sold, and strives to provide excellent service at a low cost.

Well-Capitalized / Limited External Capital Required for Growth.  As of April 30, 2022, the Company’s debt to equity ratio (Revolving credit facilities and non-recourse notes payable divided by total equity on the Consolidated Balance Sheet) was 0.94 to 1.0. Excluding the amount of debt equal to cash, the Company’s adjusted debt to equity ratio (a non-GAAP measure) as of April 30, 2022 was 0.85 to 1.0, which the Company believes is lower than many of its competitors. Further, the Company believes it can fund a significant amount of its planned growth from net income generated from operations. Of the external capital that will be needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities, and participate in the securitization market, when appropriate. For a reconciliation of adjusted debt to equity ratio to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measure” included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Dealership Organization. Dealerships operate on a decentralized basis with centralized support by the corporate office in many areas. Each dealership is primarily responsible for buying and selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates. Dealerships also maintain their own records and make daily deposits. Dealership-level financial statements are prepared by the corporate office on a monthly basis. Depending on the number of active customer accounts, a dealership may have as few as three or as many as twenty-five full-time associates employed at that location. Associate positions at a large dealership may include a general manager, assistant manager(s), office manager, office clerk(s), service manager, purchasing agent, collections personnel, sales personnel, inventory associates (detailers), and on-call drivers. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2022, 2021 and 2020:

	Years Ended April 30,
	2022	2021	2020
Dealerships at beginning of year	151	148	144
Dealerships opened or acquired	3	3	5
Dealerships closed	-	-	(1)

Dealerships at end of year	154	151	148

Below is a summary of dealership locations by state as of April 30, 2022, 2021 and 2020:

	As of April 30,
Dealerships by State	2022	2021	2020
Arkansas	38	38	37
Oklahoma	30	28	27
Missouri	18	18	18
Alabama	16	16	16
Texas	13	13	13
Kentucky	12	12	12
Georgia	9	9	9
Tennessee	8	7	6
Mississippi	5	5	5
Illinois	3	3	3
Indiana	1	1	1
Iowa	1	1	1

Total	154	151	148

Dealerships are typically located in smaller communities. As of April 30, 2022, approximately 71% of the Company’s dealerships were located in cities with populations of less than 50,000. Dealerships are located on leased or owned property between one and three acres in size. When opening a new dealership, the Company will typically use an existing structure on the property to conduct business or purchase a modular facility while business at the new location develops. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing.  The Company purchases vehicles primarily from wholesalers, new car dealers, individuals and auctions. Vehicle purchasing is performed by the Company’s purchasing agents, although dealership managers are authorized to purchase vehicles as needed, as well as a purchasing agent will purchase vehicles for one to three dealerships depending on the size of the dealerships. Purchasing agents report to the dealership manager, or managers, for whom they make purchases. The Company centrally monitors the quantity and quality of vehicles purchased and continuously compares the cost of vehicles purchased to outside valuation sources and holds responsible parties accountable for results, including corporate level purchases from larger wholesale vendors that can supply a large quantity of high-quality vehicles. The Company has grown its preferred vendor network for used vehicles and plans to continue to leverage its industry partnerships.

Generally, the Company purchases vehicles between 5 and 12 years of age with 70,000 to 150,000 miles and pays between $5,000 and $20,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company sells a variety of vehicles, that include primarily, sport utility vehicles, trucks, and sedans. The Company typically does not purchase sports cars or luxury cars. The Company’s purchasing agents or general managers inspect and test-drive almost every vehicle prior to a sale. The Company strives to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles. The Company has formed relationships with recondition facilities to recondition vehicles, in particular repossessions and trades, in order to have access to lower cost vehicles.

Selling, Marketing and Advertising. Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and the time of the year. Inventory turns over approximately 7 to 9 times each year. Selling is done predominantly by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales that they make in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third-party service centers with which the Company typically has previously negotiated labor rates. The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended an accident protection plan product. This product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. This product is available in most of the states in which the Company operates and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

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

The Company primarily advertises using television, radio, local publications, internet and social media. In addition, the Company periodically conducts promotional sales campaigns in an effort to increase sales. The Company uses an outside marketing firm and has a director of marketing overseeing the Company’s digital marketing efforts in order to broaden and increase the Company’s usage of digital and social media channels as a part of its marketing strategy.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2022, typically include down payments ranging from 0% to 20% (average of 6.4%), terms ranging from 18 months to 54 months (average of 42.9 months), and a fixed annual interest rate of 16.5% (19.5% to 21.5% in Illinois) (weighted average of 16.5%).

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

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. A high percentage of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the vice president of collections oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due, 15 or more days past due and 30 or more days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed or the account was charged off that month (account loss standard).

The Company works very hard to keep its delinquency percentages low and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text message. Notes from each contact are electronically maintained in the Company’s computer system. The Company utilizes text messaging notifications which allows customers to elect to receive payment reminders and late notices via text message.

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

In addition to opening new dealerships, the Company believes that strategic acquisitions of existing dealerships can complement the Company’s business and increase its profitability. In March 2020, the Company acquired the ongoing dealership assets of Taylor Motor Company and Auto Credit of Southern Illinois (collectively, “Taylor Motors”) based in Benton, Illinois, through which the Company acquired three dealerships located in Illinois. In January 2022, the Company purchased the ongoing dealership assets of Smart Auto Johnson City, Inc. in Johnson City, Tennessee and agreed to purchase ongoing dealership assets in Knoxville, TN by the end of calendar year 2022. These dealerships are established businesses with an expectation of sales levels similar to mature dealerships. As part of its growth strategy, the Company will continue to evaluate other acquisitions and intends to consider and pursue future strategic acquisition opportunities that the Company believes will enhance our franchise and maximize the return to our shareholders.

Corporate Office Oversight and Management. The corporate office, based in Rogers, Arkansas, consists of regional vice presidents, area operations managers, regional inventory purchasing directors, a sales director, a vice president of collections, a vice president inventory operations, a director of audit and compliance and compliance auditors, a vice president of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office has access to operating and financial information and reports on each dealership on a daily, weekly and monthly basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging and sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

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

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Management believes that there was constriction in the financing sources that existed for the deep sub-prime automobile market after the financial crisis in 2008. Since the Company did not rely on securitizations, at that time, as a financing source, it was largely unaffected by the credit constrictions during the crisis and was able to continue to grow its revenue level and receivable base. Beginning in 2012, funding for the deep subprime automobile market increased significantly. Management attributed the increase to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession. At this time, it is unclear what long term impact COVID-19 will have on the availability of consumer credit; however management expects the availability of consumer credit within the automotive industry to continue to remain high when compared to historical trends.

Competition

The used automotive retail industry is fragmented and highly competitive. The Company competes principally with other independent Integrated Auto Sales and Finance dealers, as well as with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The increased funding to the used automobile industry and the tight supply of used vehicles in our market has led to increased competitive pressures and higher purchase and retail prices which have been the primary contributors to the Company’s decision in recent periods to allow longer term lengths and slightly lower down payments in connection with our customer financing contracts.

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and an accident protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages, specifically related to the provision of strong customer service. The Company’s local face-to-face presence combined with some centralized support through digital and phone allows it to serve customers at a higher level by forming strong personal relationships.

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

Human Capital Resources

At America’s Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2022, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 2,100 full time associates. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are positive.

Diversity and Inclusion

The Company’s culture is one that fosters diversity, equity and inclusion. We view diversity as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our diversity must represent the communities in which we serve. The Company is an equal opportunity employer that strives to provide an inclusive environment, including associates that represent a wide range of backgrounds, cultures, and experiences. The Company’s hiring practices are designed to find and promote candidates reflecting the various communities in which we operate. As of April 30, 2022, 50% of the Company’s associates were women and 35% of our associates were racially or ethnically diverse.

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

The Company offers multiple programs for associate training, mentoring and advancement. All associates are required complete orientation courses in culture, safety, discrimination, sexual harassment and other topics. Associates also have access to online training programs for the development of job-specific skills and leadership qualities. For example, the Company’s Future Managers training program allows associates to learn all facets of operating a Car-Mart store from vehicle inventory and facility management to profit and loss statements, while acquiring management techniques and soft leadership skills. In addition, the Company created its “Car-Mart U” training program to build on the foundation established in the Future Managers program by providing a series of classes that prepare Assistant Managers for a General Manager or other management role by introducing new curriculum focused on leadership training, business concepts and customer experience. We believe such programs demonstrate the Company’s commitment to the long-term growth, motivation and success of our associates.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2022:

Name	Age	Position with the Company

Jeffrey A. Williams	59	President, Chief Executive Officer and Director
Vickie D. Judy	56	Chief Financial Officer
Leonard L. Walthall	56	Chief Operating Officer

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

Risks Related to the COVID-19 Pandemic

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

Risks Related to the Company’s Business, Industry, and Markets

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

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Recent and future disruptions in domestic and global economic and market conditions, including rising gasoline and grocery prices and interest rate increases, or significant changes in the political environment (such as the ongoing military conflict between Ukraine and Russia) and/or public policy, could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.

The United States has experienced a recession as a result of the outbreak of COVID-19 and the outlook for the U.S. economy remains uncertain, which may adversely affect the Company’s financial condition, results of operations and liquidity. Periods of economic slowdown or recession are often characterized by high unemployment and diminished availability of credit, generally resulting in increases in delinquencies, defaults, repossessions and credit losses. Further, periods of economic slowdown may also be accompanied by temporary or prolonged decreased consumer demand for motor vehicles and declining used vehicle prices. Significant increases in the inventory of used vehicles during periods of economic slowdown or recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. The prices of used vehicles are variable and a rise or decline in the used vehicle prices may have an adverse effect on the Company’s business. The Company is unable to predict with certainty the future impact of the most recent global economic conditions on consumer demand in our markets or on the Company’s costs.

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the twelve states where the Company operates. The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas with approximately 27.4% of revenues resulting from sales to Arkansas customers. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

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

●

Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships. The long-term impacts of the economic downturn due to COVID-19 on new car sales volumes and the ability of auctions and wholesalers to continue to operate is uncertain. Any of these factors could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

Risks Related to the Company’s Operations

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover credit losses expected to be incurred on the portfolio at the measurement date. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and other quantitative considerations, such as delinquency levels, collateral values, current economic conditions and underwriting and collections practices. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. In the fourth quarter of fiscal 2021, the Company decreased its allowance for credit losses from 26.5% to 24.5% of the principal balance of our finance receivables, primarily due to improved credit losses and delinquencies, as well as changes in our outlook for projected losses. The allowance for credit losses remains at 24.5% at April 30, 2022. Any future deterioration in economic conditions may result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

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

We rely on our information technology systems to facilitate digital sales leads. Our ability to optimize our digital sales platform is affected by online search engines and classified sites that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers. These third-party sites could make it more difficult for us to market our vehicles online and attract customers to our online offerings. Further, to address changes in consumer buying preferences and to improve customer experience, inventory procurement and recruiting and training, we make corresponding technology and systems upgrades. We may not be able to establish sufficient technological upgrades to support evolving consumer buying preferences and to keep pace with our competitors. If these systems fail to perform as designed or if we fail to respond effectively to consumer buying preferences or keep pace with technological advances by our competitors, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in the availability or cost of capital and working capital financing could adversely affect the Company’s growth and business strategies, and volatility and disruption of the capital and credit markets and adverse changes in the global economy could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities and more recently, accessing the securitization market, to provide the cash necessary to fund operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or term securitizations. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or accessing the securitization market, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies. Further, the Company’s current credit facilities and non-recourse notes payable contain various reporting and/or financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

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

General Risk Factors

The impact of climate-change related events, including efforts to reduce or mitigate the effects of climate change and inclement weather can adversely impact the Company’s operating results.

The effects of climate change such as natural disasters or the occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, which adversely affect consumer traffic at the Company’s automotive dealerships, could negatively impact the Company’s operating results. Further, the pricing of used vehicles is affected by, among other factors, consumer preferences, which may be impacted by consumer perceptions of climate change and consumer efforts to mitigate or reduce climate change-related events by purchasing vehicles that are viewed as more fuel efficient (including vehicles powered primarily or solely through electricity). An increase in the supply or a decrease in the demand for used vehicles may impact the resale value of the vehicles the Company sells. Moreover, the implementation of new or revised laws or regulations designed to address or mitigate the potential impacts of climate change (including laws which may adversely impact the auto industry in particular as a result of efforts to mitigate the factors contributing to climate change) could have a significant impact on the Company. Consequently, the impact of climate change-related events, including efforts to reduce or mitigate the effects of climate change, may adversely impact the Company’s operating results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2022, the Company leased approximately 81% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 50,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT. As of July 5, 2022, there were approximately 887 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the Hemscott Group 744 Index – Auto Dealerships (“Automobile Index”), for the period of five fiscal years commencing on May 1, 2017 and ending on April 30, 2022.

The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on April 30, 2017.

* $100 invested on 4/30/2017 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

The dollar value at April 30, 2022 of $100 invested in the Company’s common stock on April 30, 2017 was $216.76, compared to $246.98 for the automobile index described above and $213.67 for the NASDAQ Market Index (U.S. Companies).

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2022 through February 28, 2022	25,500	$95.35	25,500	780,815
March 1, 2022 through March 31, 2022	34,500	$90.59	34,500	746,315
April 1, 2022 through April 30, 2022	32,000	$82.45	32,000	714,315
Total	92,000	$89.08	92,000	714,315

(1)    The above described stock repurchase program has no expiration date.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 4% and 32% per year over the last ten years (average 11%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 32.0% for the fiscal year ended April 30, 2022 compared to fiscal 2021 primarily due to a 22.2% increase in average retail sales price, a 6.7% increase in units sold and a 37.4% increase in interest income. The Company added three new dealerships in fiscal 2022.

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

The Company focuses on the benefits of excellent customer service and its “local” face-to-face offering in an effort to help customers succeed, while continuing to enhance the Company’s digital services and offerings to meet growing demands for an online sales experience. The Company, over recent years, has focused on providing a good mix of vehicles in various price ranges to increase affordability for customers.

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

The COVID-19 pandemic and the resulting economic effects have had an impact on the availability and prices of the vehicles the Company purchases. Over the past two years, the reduction in new car production, fewer off-lease vehicles and fewer repossessions in the overall market have negatively impacted the availability of product and resulted in higher purchase costs. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles. While the Company anticipates that the availability of used vehicles will remain constricted and keep purchase costs elevated in the near future, any decline in overall market pressures affecting the availability and costs of used vehicles could result in lower inventory purchase costs and present an opportunity for the Company to purchase slightly newer, lower mileage vehicle for its customers.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2018 (average of 24.4%). Credit losses as a percentage of sales have steadily improved on an annual basis in each of the past five fiscal years from a historical high in fiscal 2018, as improvements in collection processes and higher recovery rates on repossessions have progressively offset continuing competitive pressures. The Company’s credit loss results were temporarily negatively impacted during the fourth quarter of fiscal 2020 by the impacts of COVID-19, including the Company’s suspension of certain collection activities for a period of time and the Company’s decision to increase the allowance for credit losses as a result of the pandemic from 24.5% to 26.5%, resulting in a $9.1 million pretax charge to the provision for credit losses. However, credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance as the CARES Act enhanced unemployment and stimulus funds, combined with the Company’s commitment to working with customers, aided customers’ ability to make their vehicle payments. The improvement in credit losses as a percentage of sales for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 24.5% of finance receivables, net of deferred revenue, which resulted in a $15.1 million pretax decrease in the provision for credit losses. The fiscal year 2022 credit losses began to normalize to pre-pandemic levels but were still below historical levels despite the increase in the average retail sales price. Based on the Company’s current analysis of loan losses, the allowance for credit losses remains at 24.5% at April 30, 2022.

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

In an effort to offset credit losses and to operate more efficiently, the Company continues to look for improvements to its business practices, including better underwriting and better collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Company’s vice president of collections oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Historically, the Company’s gross margin as a percentage of sales has been fairly consistent from year to year at approximately 40% or 41% over each of the previous five fiscal years. The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2022 to 37.4% from 40.7% in the prior fiscal year, while gross margin dollars per retail unit sold increased by $760, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2022. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases will remain high. The Company successfully manages the business based upon gross margin dollars as demonstrated with the increase during the last three fiscal years in the gross margin dollars per retail unit sold.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the number of trained managers and support personnel the Company has at its disposal. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The landscape for hiring remains very competitive as the business activity and workforce participation continue to adjust post-pandemic. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2022	2021
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2022	2021	2020	2021	2020	2022	2021	2020
Operating Statement:
Revenues:
Sales	$1,060,512	$808,065	$652,992	31.2%	23.7%	100.0%	100.0%	100.0%
Interest and other income	151,853	110,545	91,619	37.4	20.7	14.3	13.7	14.0
Total	1,212,365	918,610	744,611	32.0	23.4	114.3	113.7	114.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	663,631	479,153	388,475	38.5%	23.3%	62.6	59.3	59.5
Selling, general and administrative	156,130	130,855	117,762	19.3	11.1	14.7	16.2	18.0
Provision for credit losses	257,101	163,662	162,246	57.1	0.9	24.2	20.3	24.8
Interest expense	10,919	6,820	8,052	60.1	(15.3)	1.0	0.8	1.2
Depreciation and amortization	4,033	3,719	3,839	8.4	(3.1)	0.4	0.5	0.6
Gain on disposal of property and equipment	149	(40)	(114)	-	-	-	-	-
Total	1,091,963	784,169	680,260	39.3	15.3	103.0	97.0	104.1

Income before income taxes	$120,402	$134,441	$64,351			11.4%	16.6%	9.9%

Operating Data (Unaudited):
Retail units sold	60,595	56,806	52,914	6.7%	7.4%
Average dealerships in operation	152	150	146	1.3	2.7
Average units sold per dealership per month	33.2	31.6	30.2	5.1	4.6
Average retail sales price	$16,649	$13,621	$11,793	22.2	15.5
Gross profit per retail unit sold	$6,550	$5,790	$4,999	13.1	15.8
Same store revenue growth	30.5%	18.7%	9.3%
Receivables average yield	15.8%	15.9%	15.7%

2022 Compared to 2021

Total revenues increased $293.8 million, or 32.0%, in fiscal 2022, as compared to revenue growth of 23.4% in fiscal 2021, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($276.7 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2021 ($17.1 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2021 ($86,000). The increase in revenue for fiscal 2022 is attributable to (i) a 22.2% increase in average retail sales price, (ii) a 6.7% increase in retail units sold and (iii) a 37.4% increase in interest and other income, due to the $265.1 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 62.6% compared to 59.3% in fiscal 2021, resulting in a decrease in the gross margin percentage to 37.4% of sales in fiscal 2022 from 40.7% of sales in fiscal 2021. On a dollar basis, our gross margin per retail unit sold increased by $760 in fiscal 2022 compared to fiscal 2021. The average retail sales price for fiscal 2022 was $16,649, a $3,028 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. Demand for the vehicles we purchase for resale has remained high and the supply has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 and the ongoing microchip supply shortages on new car production and sales and the availability of used vehicles in our market is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to be tighter in the near-term relative to demand, resulting in the continuation of elevated purchase costs.

Selling, general and administrative expenses, as a percentage of sales decreased to 14.7% in fiscal 2022 from 16.2% for fiscal 2021. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, we have recently made increasing investments in several areas including recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollar terms, selling, general and administrative expenses increased $25.3 million from fiscal 2021. The increase is primarily focused on continued investments in our associates in the wages and benefit areas and building our customer experience team and investing in procurement. We continue to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for our customers.

Provision for credit losses as a percentage of sales increased to 24.2% for fiscal 2022 compared to 20.3% for fiscal 2021. Net charge-offs as a percentage of average finance receivables increased to 20.2% for fiscal 2022 compared to 19.3% for the prior year. The stimulus payments during fiscal 2021 had positive impacts on collections and net charge-off metrics. From a long-term historical perspective, the current fiscal year net charge-offs were much improved and below historical levels despite the increase in the average retail sales price. The frequency of losses increased compared to the prior year as credit losses began to normalize to pre-pandemic levels. The Company uses several operational initiatives (including credit reporting and the use of GPS units on vehicles) to improve collections and continually pushes for improvements and better execution of its collection practices. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in our corporate infrastructure within the collections area.

Interest expense for fiscal 2022 as a percentage of sales increased slightly to 1.0% in fiscal 2022 from 0.8% in fiscal 2021. The increase in interest expense is primarily due to the higher average borrowings in fiscal 2022 ($331.6 million in fiscal 2022 compared to $215.0 million for fiscal 2021).

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

Cost of sales, as a percentage of sales, decreased slightly to 59.3% compared to 59.5% in fiscal 2020, resulting in a slight improvement in the gross margin percentage to 40.7% of sales in fiscal 2021 from 40.5% of sales in fiscal 2020. On a dollar basis, our gross margin per retail unit sold increased by $791 in fiscal 2021 compared to fiscal 2020. The average retail sales price for fiscal 2021 was $13,621, a $1,828 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. However, during fiscal 2021, the pressure on the cost of sales and gross margin percentages from the increase in average purchase costs was more than offset by improved wholesale margins, strong demand and low supply of lower priced units, and reduced repair expenses to prepare purchased vehicles for resale. Demand for the vehicles we purchase for resale remained high during fiscal 2021 and the supply continued to be restricted due to lower repossessions, lower levels of new car production and sales and additional demand due to stimulus money.

Selling, general and administrative expenses, as a percentage of sales decreased to 16.2% in fiscal 2021 from 18.0% for fiscal 2020. Selling, general and administrative expenses remained, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $13.1 million from fiscal 2020. The increase was primarily focused on investments in our associates, especially building our customer experience team and investing in procurement, combined with increased commissions due to higher net income.

Provision for credit losses as a percentage of sales decreased to 20.3% for fiscal 2021 compared to 24.8% for fiscal 2020. Net charge-offs as a percentage of average finance receivables decreased to 19.3% for fiscal 2021 compared to 23.1% for the prior year. The decrease in net charge-offs for fiscal 2021 primarily resulted from a lower frequency of losses combined with a lower severity of losses, primarily due to improvements in collections as a result of the stimulus money and enhanced unemployment, as well as higher recovery rates on repossessions. As a result of the improved credit losses, improved delinquencies at yearend, as well as our outlook for projected losses, the Company decreased the allowance for credit losses during the fourth quarter of fiscal 2021 from 26.5% to 24.5%, a $15.1 million pretax decrease to the provision for credit losses. The Company believes the somewhat improved macro-economic environment prior to the pandemic mitigated the competitive pressures and positively impacted credit loss results for fiscal 2021.

Interest expense for fiscal 2021 as a percentage of sales decreased slightly to 0.8% in fiscal 2021 from 1.2% in fiscal 2020. Although the Company had higher average borrowings in fiscal 2021 ($215.0 million in fiscal 2021 compared to $179.9 million for fiscal 2020), the lower interest rates offset the interest on the higher debt balances.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2022, 2021 and 2020 (in thousands):

	April 30,
	2022	2021	2020
Assets:
Finance receivables, net	$854,290	$625,119	$466,141
Inventory	115,302	82,263	36,414
Income taxes receivable, net	274	-	-
Property and equipment, net	51,438	34,719	30,140

Liabilities:
Accounts payable and accrued liabilities	52,685	49,486	32,846
Deferred revenue	92,491	56,810	36,121
Income taxes payable, net	-	150	3,841
Deferred income tax liabilities, net	28,233	20,007	12,979
Non-recourse notes payable	395,986	-	-
Revolving line of credit	44,670	225,924	215,568

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2022, growth in finance receivables, net of deferred revenue, of 34.1% exceeded revenue growth of 32.0%. The Company currently anticipates going forward that the growth in finance receivables will generally be slightly higher than overall revenue growth on an annual basis due to overall term length increases in our installment sales contracts in recent years, partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The average term for installment sales contracts at April 30, 2022 was 42.9 months, compared to 37.3 months for April 30, 2021.

	Years Ended April 30,
	2022	2021	2020

Growth in finance receivables, net of deferred revenue	34.1%	28.7%	14.4%
Revenue growth	32.0%	23.4%	11.3%

At fiscal year-end 2022, inventory increased 40.2% ($33.0 million), compared to fiscal year-end 2021, primarily due to increasing our investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with the higher cost of the vehicles we purchase. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased by approximately $16.7 million as of April 30, 2022 as compared to fiscal 2021. We incurred approximately $20.9 million in expenditures during fiscal year 2022, primarily related to technology investments, designed to attract additional sales opportunities, and remodeling or relocating existing locations. The net increase to property and equipment, net, was partially offset by depreciation expense of $4.0 million and disposals of approximately $200,000 in furniture and equipment.

Accounts payable and accrued liabilities increased by approximately $3.2 million at April 30, 2022 as compared to April 30, 2021 primarily due to higher accounts payable related to increased inventory and sales activity, and higher deferred sales tax related to the increase in sales.

Deferred revenue increased $35.7 million at April 30, 2022 over April 30, 2021, primarily resulting from the increase in sales of the accident protection plan and service contract products, as well as the increased terms on the service contracts.

Deferred income tax liabilities, net, increased approximately $8.2 million at April 30, 2022 as compared to April 30, 2021, due primarily to the increase in finance receivables, net.

On April 27, 2022, the Company completed an asset-backed securitization offering through which an indirect subsidiary of the Company issued four classes of non-recourse notes payable in an aggregate principal amount of $400.0 million, with a weighted average fixed coupon rate of 5.14% per annum and scheduled maturities through April 20, 2029. The notes are collateralized by auto loans directly originated by us. Net proceeds from the offering (after deducting the underwriting discount payable to the initial purchasers and other fees) were approximately $396.0 million, a portion of which were used to pay outstanding debt under our revolving line of credit and to make the initial deposit into a reserve account for the notes and the remainder of which are being used for other general purposes. See Note F for further details on these non-recourse notes payable.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, (v) common stock repurchases and (vi) other sources of financing, such as our recent issuance of asset-backed non-recourse notes. Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases.

In fiscal 2022, the Company had a $175.0 million net increase in total debt, net of cash, used to contribute to the funding of finance receivables growth of $292.0 million, an inventory increase of $33.0 million, net capital expenditures of $20.9 million and common stock repurchases of $34.7 million. These investments reflect our commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2022	2021	2020
Operating activities:
Net income	$93,307	$104,139	$51,343
Provision for credit losses	257,101	163,662	162,246
Losses on claims for accident protection plan	21,871	18,954	17,966
Depreciation and amortization	4,033	3,719	3,839
Amortization of debt issuance costs	775	391	273
Stock based compensation	5,496	5,962	4,732
Deferred income taxes	8,226	7,028	(1,280)
Finance receivable originations	(1,009,859)	(762,716)	(604,497)
Finance receivable collections	417,796	370,254	322,180
Accrued interest on finance receivables	(1,559)	(269)	(750)
Inventory	50,881	5,019	53,827
Accounts payable and accrued liabilities	5,166	14,766	1,009
Deferred accident protection plan revenue	11,232	8,224	3,113
Deferred service contract revenue	24,449	12,465	1,049
Income taxes, net	(424)	(3,691)	5,788
Other	(2,775)	(1,719)	79
Total	(114,284)	(53,812)	20,917

Investing activities:
Purchase of investments	(1,343)	-	(4,648)
Purchase of property and equipment	(20,921)	(8,952)	(5,422)
Proceeds from sale of property and equipment	20	694	184
Total	(22,244)	(8,258)	(9,886)

Financing activities:
Debt facilities, net	(186,037)	9,965	62,377
Non-recourse debt, net	399,994	-	-
Change in cash overdrafts	(1,802)	1,802	(1,274)
Purchase of common stock	(34,698)	(10,616)	(16,009)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	(1,195)	4,292	1,723
Total	176,222	5,403	46,777

Increase (decrease) in cash, cash equivalents, and restricted cash	$39,694	$(56,667)	$57,808

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most of the cash generated from operations has been used to fund finance receivables growth, capital expenditures and common stock repurchases. To the extent finance receivables growth, common stock repurchases and capital expenditures exceed income from operations we historically increased our borrowings under our revolving credit facilities and most recently also utilized the securitization market. During April 2022, we completed our first asset-backed securitization transaction that diversified our funding sources. The majority of the Company’s growth has been self-funded.

Cash flows from operations in fiscal 2022 compared to fiscal 2021 decreased primarily as a result of (i) an increase in finance receivable originations and (ii) an increase in inventory, partially offset by increases in (iii) finance receivable collections and (iv) deferred revenue. Finance receivables, net, increased by $229.2 million during fiscal 2022.

Cash flows from operations in fiscal 2021 compared to fiscal 2020 decreased primarily as a result of (i) an increase in finance receivable originations, (ii) an increase in inventory and (iii) a decrease in income taxes payable, partially offset by (iv) an increase in finance receivable collections, (v) an increase in accounts payable and accrued liabilities and (vi) an increase in deferred revenue. Finance receivables, net, increased by $159.0 million during fiscal 2021.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. The impacts of the COVID-19 pandemic on the business operations of auctions and wholesalers as well as slowdowns in new car production and sales during the past fiscal year due to the pandemic and other supply chain issues further increased the price and reduced the quantity of used cars available for purchase by the Company. The Company expects these effects on used vehicle supply to continue for the short term.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and increasing its efforts to purchase vehicles from individuals at the dealership level as well as via the internet. The Company has also increased the level of accountability for its purchasing agents including updates to sourcing and pricing guidelines. The Company continues to make corporate level purchases and form relationships with national vendors that can supply a large quantity of high-quality vehicles. Even with these efforts, the Company expects gross margin percentages to remain under pressure over the near term.

The Company believes that the amount of credit available for the sub-prime auto industry will remain relatively consistent with levels in recent years, which management expects will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.  Increased competition resulting from availability of funding to the sub-prime auto industry generally contributes to lower down payments and longer terms, which can have a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. The availability of credit was somewhat dampened for consumers during fiscal year 2022, although with the high demand of used vehicles and related financing, the availability of credit has loosened more recently.

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation can significantly affect our collection results and ultimately credit losses. Currently, as our customers look to cover rising costs of non-discretionary items, such as groceries and gasoline, it may impact their ability to make their car payments. Additionally, the long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain. The Company has made improvements to its business processes within the last few years to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2022, the Company leased approximately 81% of its dealership properties. At April 30, 2022, the Company had $81.9 million of operating lease commitments, including $18.0 million of non-cancelable lease commitments under the lease terms, and $63.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. Of the $81.9 million total lease obligations, $48.3 million of these commitments will become due in more than five years. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2022, the Company had approximately $6.9 million of cash on hand and $197.8 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company has also recently accessed the securitization market with an inaugural issuance in April 2022 of $400 million in aggregate principal amount of non-recourse asset-backed notes. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $25 million in the next 12 months to add technology improvements and to refurbish existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available. The Company estimates that total interest payments on its outstanding debt facilities as of April 30, 2022, are approximately $240.8 million, assuming an increase in average total debt of approximately $212.0 million with an average annual rate increase of approximately 2%, with approximately $28.0 million in interest payable during fiscal 2023.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has two standby letter of credit relating to insurance policies totaling $750,000 at April 30, 2022.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2022.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2022, the weighted average total contract term was 42.9 months with 34.2 months remaining. The reserve amount in the allowance for credit losses at April 30, 2022, $247.2 million, was 24.5% of the principal balance in finance receivables of $1.1 billion, less unearned accident protection plan revenue of $48.6 million and unearned service contract revenue of $43.9 million. In the fourth quarter of fiscal 2021, the Company decreased the allowance for credit losses as a percentage of finance receivables from 26.5% to 24.5% as a result of improved credit losses and delinquencies, as well as changes in our outlook for projected losses. The decrease resulted in a $15.1 million pretax decrease to the provision for credit losses. The allowance for credit losses remained at 24.5% at April 30, 2022.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the unit charge-offs that will ultimately occur in the portfolio are expected to occur within 10-12 months following the balance sheet date. The average age of an account at charge-off date is 12 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

●	An adjustment to the first twelve months to reflect the significant increase in the average amount financed and the resulting monthly payment and term length.

●

A forecast of expected losses for a period of one year, including considerations for the impact of forecasted levels of inflation and the discontinuation of COVID-19 pandemic government provided benefits.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020, through December 31, 2022. During April 2022, the Company replaced LIBOR as the applicable benchmark interest rate on its revolving line of credit with the daily simple Secured Overnight Financing Rate (“SOFR”). The replacement of the rate to SOFR did not have a material impact on the Company’s financial position or results of operations.

Non-GAAP Financial Measure

The reconciliation between the Company’s debt to equity ratio and adjusted debt, net of cash, to equity ratio for fiscal year ending April 30, 2022, is summarized in the table below.

April 30, 2022
Debt to Equity	0.94
Cash to Equity	0.09
Debt net of Cash to Equity	0.85

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

Interest rate risk.   The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $46.7 million at April 30, 2022. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $467,000 and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 16.5% per annum (19.5% to 21.5% in Illinois), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets as of April 30, 2022 and 2021

Consolidated Statements of Operations for the years ended April 30, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended April 30, 2022, 2021 and 2020

Consolidated Statements of Equity for the years ended April 30, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 8, 2022 expressed an unqualified opinion.

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

Allowance for credit losses

As described in Note C to the financial statements, the Company had finance receivables of $1.1 billion, for which an allowance of $247.2 million was recorded as of April 30, 2022. Management estimates the allowance for credit losses on finance receivables by applying a loss-rate method using historical credit loss experience (both timing and severity of losses) and collateral values. The estimate is adjusted for current conditions and reasonable and supportable forecasts to reflect management’s expectations for credit losses on the finance receivables, which include factors such as current and expected changes in the fair market value of repossessed vehicles, the effects of macroeconomic factors such as changes in inflation, and the discontinuation of COVID-19 pandemic government provided benefits. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter were the significant judgments made by management, including the adjustment for the forecasted effects on expected losses from projected levels of inflation and the discontinuation of COVID-19 pandemic government provided benefits. These judgements led to a high degree of auditor judgment and subjectivity in performing procedures over these assumptions.

Our audit procedures related to the allowance for credit losses included the following, among others:

●

We tested the design and operating effectiveness of controls relating to management’s allowance for credit losses estimation process, which included controls over the judgements related to its forecast for the effects on expected losses from projected levels of inflation and the discontinuation of COVID-19 pandemic government provided benefits.

●

We tested management’s process for determining the allowance for credit losses, including its forecast for the effects of expected losses from projected levels of inflation and the discontinuation of COVID-19 pandemic government provided benefits.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1999.

Tulsa, Oklahoma

July 8, 2022

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands)

	April 30, 2022	April 30, 2021
Assets:
Cash and cash equivalents	$6,916	$2,893
Restricted cash	35,671	-
Accrued interest on finance receivables	4,926	3,367
Finance receivables, net	854,290	625,119
Inventory	115,302	82,263
Income taxes receivable, net	274	-
Prepaid expenses and other assets	9,044	6,120
Right-of-use asset	58,828	60,398
Goodwill	8,623	7,280
Property and equipment, net	51,438	34,719

Total Assets	$1,145,312	$822,159

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$20,055	$18,208
Income taxes payable, net	-	150
Deferred accident protection plan revenue	43,936	32,704
Deferred service contract revenue	48,555	24,106
Accrued liabilities	32,630	31,278
Deferred income tax liabilities, net	28,233	20,007
Lease liability	61,481	62,886
Non-recourse notes payable	395,986	-
Revolving line of credit	44,670	225,924
Total liabilities	675,546	415,263

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,642,185 and 13,591,889 issued at April 30, 2022 and April 30, 2021, respectively, of which 6,371,977 and 6,625,885 were outstanding at April 30, 2022 and April 30, 2021, respectively	136	136
Additional paid-in capital	103,113	98,812
Retained earnings	658,242	564,975
Less: Treasury stock, at cost, 7,270,208 and 6,966,004 shares at April 30, 2022 and April 30, 2021, respectively	(292,225)	(257,527)
Total stockholders' equity	469,266	406,396
Non-controlling interest	100	100
Total equity	469,366	406,496

Total Liabilities, mezzanine equity and equity	$1,145,312	$822,159

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except per share amounts)

	Years Ended April 30,
	2022	2021	2020
Revenues:
Sales	$1,060,512	$808,065	$652,992
Interest and other income	151,853	110,545	91,619

Total revenues	1,212,365	918,610	744,611

Costs and expenses:
Cost of sales, excluding depreciation	663,631	479,153	388,475
Selling, general and administrative	156,130	130,855	117,762
Provision for credit losses	257,101	163,662	162,246
Interest expense	10,919	6,820	8,052
Depreciation and amortization	4,033	3,719	3,839
Loss (gain) on disposal of property and equipment	149	(40)	(114)
Total costs and expenses	1,091,963	784,169	680,260

Income before income taxes	120,402	134,441	64,351

Provision for income taxes	27,095	30,302	13,008

Net income	$93,307	$104,139	$51,343

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$93,267	$104,099	$51,303

Earnings per share:
Basic	$14.33	$15.70	$7.74
Diluted	$13.67	$14.95	$7.39

Weighted average number of shares outstanding:
Basic	6,509,673	6,628,749	6,630,023
Diluted	6,823,481	6,961,575	6,945,652

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2022	2021	2020
Net income	$93,307	$104,139	$51,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	257,101	163,662	162,246
Losses on claims for accident protection plan	21,871	18,954	17,966
Depreciation and amortization	4,033	3,719	3,839
Amortization of debt issuance costs	775	391	273
Loss (gain) on disposal of property and equipment	149	(40)	(114)
Stock-based compensation	5,496	5,962	4,732
Deferred income taxes	8,226	7,028	(1,280)
Change in operating assets and liabilities:
Finance receivable originations	(1,009,859)	(762,716)	(604,497)
Finance receivable collections	417,796	370,254	322,180
Accrued interest on finance receivables	(1,559)	(269)	(750)
Inventory	50,881	5,019	53,827
Prepaid expenses and other assets	(2,924)	(1,679)	193
Accounts payable and accrued liabilities	5,166	14,766	1,009
Deferred accident protection plan revenue	11,232	8,224	3,113
Deferred service contract revenue	24,449	12,465	1,049
Income taxes, net	(424)	(3,691)	5,788
Net cash (used in) provided by operating activities	(114,284)	(53,812)	20,917

Investing Activities:
Purchase of investments	(1,343)	-	(4,648)
Purchases of property and equipment	(20,921)	(8,952)	(5,422)
Proceeds from sale of property and equipment	20	694	184
Net cash used in investing activities	(22,244)	(8,258)	(9,886)

Financing Activities:
Exercise of stock options	(1,488)	4,034	1,533
Issuance of common stock	293	258	190
Purchase of common stock	(34,698)	(10,616)	(16,009)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(6,108)	(282)	(505)
Change in cash overdrafts	(1,802)	1,802	(1,274)
Issuances of non-recourse notes payable	399,994	-	-
Principal payments on notes payable	-	(524)	(509)
Proceeds from revolving credit facilities	331,113	73,337	442,490
Payments on revolving credit facilities	(511,042)	(62,566)	(379,099)
Net cash provided by financing activities	176,222	5,403	46,777

Increase (decrease) in cash, cash equivalents, and restricted cash	39,694	(56,667)	57,808
Cash, cash equivalents, and restricted cash beginning of period	2,893	59,560	1,752

Cash, cash equivalents, and restricted cash end of period	$42,587	$2,893	$59,560

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands)

For the Years Ended April 30, 2022, 2021 and 2020

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2019	13,376,030	$134	$81,605	$409,573	$(230,902)	$100	$260,510

Issuance of common stock	9,760	-	190	-	-	-	190
Stock options exercised	92,943	1	1,532	-	-	-	1,533
Purchase of 182,805 treasury shares	-	-	-	-	(16,009)	-	(16,009)
Stock based compensation	-	-	4,732	-	-	-	4,732
Issuance of restricted stock			500				500
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	51,343	-	-	51,343
Balance at April 30, 2020	13,478,733	$135	$88,559	$460,876	$(246,911)	$100	$302,759

Issuance of common stock	2,921	-	258	-	-	-	258
Stock options exercised	110,235	1	4,033	-	-	-	4,034
Purchase of 106,590 treasury shares	-	-	-	-	(10,616)	-	(10,616)
Stock based compensation	-	-	5,962	-	-	-	5,962
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	104,139	-	-	104,139
Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

Issuance of common stock	9,721	-	293	-	-	-	293
Stock options exercised	40,575	-	(1,488)	-	-	-	(1,488)
Purchase of 304,204 treasury shares	-	-	-	-	(34,698)	-	(34,698)
Stock based compensation	-	-	5,496	-	-	-	5,496
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	93,307	-	-	93,307
Balance at April 30, 2022	13,642,185	$136	$103,113	$658,242	$(292,225)	$100	$469,366

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of April 30, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 27.4% of revenues resulting from sales to Arkansas customers.

As of April 30, 2022, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024.

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

Restricted Cash

Restricted cash is related to the financing and securitization transaction discussed below and are held by the securitization trust.

Restricted cash from collections on auto finance receivables includes collections of principal, interest, and fee payments on auto finance receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable and these funds are not expected to be available to the Company or its creditors. If the cash generated by the related receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.

Restricted cash consists of the following at April 30, 2022:

(In thousands)	April 30, 2022

Restricted cash from collections on auto finance receivables	$24,242
Restricted cash on deposit in reserve accounts	11,429

Restricted Cash	$35,671

There was no restricted cash as of April 30, 2021.

Financing and Securitization Transactions

The Company utilized a term securitization to provide long-term funding for a portion of the auto finance receivables initially funded through the debt facilities. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

The Company is required to evaluate term securitization trusts for consolidation. In the Company’s role as servicer, it has the power to direct the activities of the trust that most significantly impact the economic performance of the trust. In addition, the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trust, remain with the Company. Accordingly, the Company is the primary beneficiary of the trust and is required to consolidate it.

The Company recognizes transfers of auto finance receivables into the term securitization as secured borrowings, which result in recording the auto finance receivables and the related non-recourse notes payable on our consolidated balance sheet. These auto finance receivables can only be used as collateral to settle obligations of the related non-recourse notes payable. The term securitization investors have no recourse to the Company’s assets beyond the related auto finance receivables, the amounts on deposit in the reserve account, and the restricted cash from collections on auto finance receivables. See Notes C and F for additional information on auto finance receivables and non-recourse notes payable.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($4.9 million at April 30, 2022 and $3.4 million at April 30, 2021 on the Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 78% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of the collateral lead to prompt resolutions on problem accounts. At April 30, 2022, 3.0% of the Company’s finance receivables balances were 30 days or more past due compared to 2.6% at April 30, 2021.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text messaging notifications. Notes from each contact are electronically maintained in the Company’s computer system. The Company also utilizes text messaging notifications that allows customers the option to receive due date reminders and late notifications, if applicable. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 75 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover losses expected to be incurred on the portfolio at the measurement date. The Company accrues an estimated loss for the amount it believes will not be collected. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and other quantitative considerations, such as changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, current economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although credit losses remained low in fiscal year 2022, credit losses did begin to normalize to pre-pandemic levels and there is still possible further deterioration in economic conditions due to high inflation and lingering COVID-19 impacts. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

●

The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 11-12 months following the balance sheet date. The average age of an account at charge-off date is 12 months.

●

The timing of repossession and charge-off losses relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last eighteen months.

●	An adjustment to the previous twelve months to reflect the significant increase in the average amount financed and the resulting monthly payment and term length.

●

A forecast of expect losses for a period of one year, including considerations for the impact of forecasted levels of inflation and the discontinuation of COVID-19 pandemic government provided benefits.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at April 30, 2022 or 2021.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2022 or fiscal 2021.

The Company had $8.6 million and $7.3 million of goodwill for the periods ended April 30, 2022 and 2021, respectively. The increase of $1.3 million during the year ended April 30, 2022 was primarily due to the acquisition of ongoing dealership assets during the current year and changes in the assessment of the fair value of previous acquisitions.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2022 and 2021, respectively.

Revenue Recognition

Revenues are generated principally from the sale of used vehicles, which in most cases includes a service contract and an accident protection plan product, as well as interest income and late fees earned on finance receivables. Revenues are net of taxes collected from customers and remitted to government agencies. Cost of vehicle sales include costs incurred by the Company to prepare the vehicle for sale including license and title costs, gasoline, transport services and repairs.

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

Sales consist of the following for the years ended April 30, 2022, 2021 and 2020:

	Years Ended April 30,
(In thousands)	2022	2021	2020

Sales – used autos	$927,043	$713,925	$567,816
Wholesales – third party	51,641	34,286	28,966
Service contract sales	49,154	33,028	31,480
Accident protection plan revenue	32,674	26,826	24,730

Total	$1,060,512	$808,065	$652,992

At April 30, 2022 and 2021, finance receivables more than 90 days past due were approximately $3.0 million and $2.1 million, respectively. Late fee revenues totaled approximately $3.1 million, $2.5 million and $2.3 million for the fiscal years ended 2022, 2021 and 2020, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

During the years ended April 30, 2022 and 2021, the Company recognized $16.5 million and $10.3 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2021 and 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of television, radio, print media and digital marketing costs. Advertising costs amounted to $5.0 million, $2.9 million and $3.1 million for the years ended April 30, 2022, 2021 and 2020, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $1.2 million, $908,000, and $769,000 to the plans for the years ended April 30, 2022, 2021 and 2020, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2022, 2021 and 2020 were not material individually or in the aggregate. A total of 200,000 shares were registered and 133,621 remain available for issuance under this plan at April 30, 2022.

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

Treasury Stock

The Company purchased 304,204, 106,590, and 182,805 shares of its common stock to be held as treasury stock for a total cost of $34.7 million, $10.6 million and $16.0 million during the years ended April 30, 2022, 2021 and 2020, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Facility Leases

The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.

The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2022 was 13.8 years.

The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2022 was 4.33%.

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

Recently Adopted Accounting Pronouncements

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020, through December 31, 2022. During April 2022, the Company replaced LIBOR as the applicable benchmark interest rate on its revolving line of credit with the daily simple Secured Overnight Financing Rate (“SOFR”). The replacement of the rate to SOFR did not have a material impact on the Company’s financial position or results of operations.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2022 and 2021 are as follows:

(In thousands)	April 30, 2022	April 30, 2021

Gross contract amount	$1,378,803	$980,757
Less unearned finance charges	(277,306)	(171,220)
Principal balance	1,101,497	809,537
Less allowance for credit losses	(247,207)	(184,418)

Finance receivables, net	$854,290	$625,119

As of April 30, 2022, auto finance receivables collateralizing the non-recourse notes payable related to the financing and securitization transaction completed during the fiscal year 2022, were $550.3 million.

Changes in the finance receivables, net for the years ended April 30, 2022, 2021 and 2020 are as follows:

	Years Ended April 30,
(In thousands)	2022	2021	2020

Balance at beginning of period	$625,119	$466,141	$415,486
Finance receivable originations	1,009,859	762,716	604,497
Finance receivable collections	(417,796)	(370,254)	(322,180)
Provision for credit losses	(257,101)	(163,662)	(162,246)
Losses on claims for accident protection plan	(21,871)	(18,954)	(17,966)
Inventory acquired in repossession and accident protection plan claims	(83,920)	(50,868)	(51,450)

Balance at end of period	$854,290	$625,119	$466,141

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2022, 2021 and 2020 are as follows:

	Years Ended April 30,
(In thousands)	2022	2021	2020

Balance at beginning of period	$184,418	$155,041	$127,842
Provision for credit losses	257,101	163,662	162,246
Charge-offs, net of recovered collateral	(194,312)	(134,285)	(135,047)

Balance at end of period	$247,207	$184,418	$155,041

Amounts recovered from previously written-off accounts were $2.4 million, $1.9 million, and $1.7 million for the years ended April 30, 2022, 2021 and 2020, respectively.

In the first quarter of fiscal 2020, the Company reduced its allowance for credit losses from 25.0% to 24.5% as a result of improvements in net charge-offs as a percentage of average receivables, the quality of the portfolio and the allowance analysis. However, in the fourth quarter of fiscal 2020, COVID-19 impacted our customers, resulting in an increased past-due amount as a percentage of receivables (to 6.2% from 2.9%). As a result, the Company increased the allowance for credit losses from 24.5% to 26.5%. The net increase resulted in a $9.1 million pre-tax charge to the provision for credit losses ($7.0 million after tax effects, $1.02 per diluted share). As a result of improved credit losses during the fiscal year 2021, as well as the Company’s outlook for projected losses, the Company decreased the allowance for credit losses in the fourth quarter of fiscal 2021 from 26.5% to 24.5%, resulting in a $15.1 million pre-tax decrease in the provision for credit losses ($11.5 million after tax effects, $1.65 per diluted share). The allowance for credit losses remains at 24.5% at April 30, 2022.

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of actual charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables were 20.2% for fiscal 2022 as compared to 19.3% for fiscal 2021. The frequency of losses increased compared to the prior year as credit losses began to normalize to pre-pandemic levels. The prior year credit losses were positively impacted by stimulus payments and lower default rates.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Principal collections as a percentage of average finance receivables were 43.5% for the year ended April 30, 2022, compared to 53.2% for the year ended April 30, 2021. Principal collections decreased due to the term extensions coupled with fiscal year 2021 being positively impacted by stimulus payments. Delinquencies greater than 30 days increased slightly to 3.0% at April 30, 2022 compared to 2.6% at April 30, 2021.

In addition to the objective factors discussed above, the Company also considers macro-economic factors that would affect its customers non-discretionary income, such as changes in unemployment levels, gasoline prices, and prices for staple items to develop reasonable and supportable forecasts for the lifetime expected losses. These economic forecasts are utilized alongside historical loss information in order to estimate expected losses in the portfolio over the following twelve-month period, at which point the Company will immediately revert to the point estimate produced by the Company’s analysis of historical loss information to estimate expected losses from the portfolio for the remaining contractual lives of its finance receivables. See “Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses” in Note B for a description of the historical data included in this analysis.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2022		April 30, 2021

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$958,808	87.05%	$717,520	88.64%
3 - 29 days past due	109,873	9.97%	71,269	8.80%
30 - 60 days past due	22,477	2.04%	13,058	1.61%
61 - 90 days past due	7,360	0.67%	5,551	0.69%
> 90 days past due	2,979	0.27%	2,139	0.26%
Total	$1,101,497	100.00%	$809,537	100.00%

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

	Twelve Months Ended April 30,
	2022	2021

Average total collected per active customer per month	$513	$478
Principal collected as a percent of average finance receivables	43.5%	53.2%
Average down-payment percentage	6.4%	7.1%
Average originating contract term (in months)	40.2	34.6

	April 30, 2022	April 30, 2021
Portfolio weighted average contract term, including modifications (in months)	42.9	37.3

Collections remained strong with the reduction of principal collected in line with the expected change due to the average term increases. The prior year fiscal fourth quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $3,028 or 22.2%, from fiscal year 2021.

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

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2022 segregated by customer score.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2022	2021	2020	2019	2018	2018	Total	%

1-2	$37,916	$11,493	$2,221	$77	$-	$2	$51,709	4.7%
3-4	260,298	84,118	13,537	587	14	15	358,569	32.5%
5-6	488,257	172,843	28,193	1,803	115	8	691,219	62.8%
Total	$786,471	$268,454	$43,951	$2,467	$129	$25	$1,101,497	100.0%

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2021 segregated by customer score.

	Customer Score by Fiscal Year of Origination
						Prior to
(Dollars in thousands)	2021	2020	2019	2018	2017	2017	Total	%

1-2	$32,946	$11,967	$1,229	$63	$8	$-	$46,213	5.7%
3-4	211,939	66,524	8,299	491	26	8	287,287	35.5%
5-6	346,461	108,576	19,006	1,868	121	5	476,037	58.8%
Total	$591,346	$187,067	$28,534	$2,422	$155	$13	$809,537	100.0%

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2022	April 30, 2021

Land	$11,749	$7,594
Buildings and improvements	13,876	13,717
Furniture, fixtures and equipment	16,189	15,401
Leasehold improvements	36,392	33,450
Construction in progress	14,234	2,421
Accumulated depreciation and amortization	(41,002)	(37,864)

Property and equipment, net	$51,438	$34,719

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2022	April 30, 2021

Employee compensation and benefits	$12,865	$14,664
Cash overdrafts (see Note B)	-	1,802
Deferred sales tax (see Note B)	7,388	5,904
Reserve for accident protection plan claims	4,761	3,737
Fair value of contingent consideration	3,544	3,175
Other	4,072	1,996

Accrued liabilities	$32,630	$31,278

F – Debt

A summary of debt is as follows:

(In thousands)	2022	2021

Revolving line of credit	$46,674	$226,602
Debt issuance costs	(2,004)	(678)

Revolving line of credit, net	$44,670	$225,924

Non-recourse notes payable	$399,994	$-
Debt issuance costs	(4,008)	-

Non-recourse notes payable, net	$395,986	$-

Total debt	$440,656	$225,924

Revolving Line of Credit

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

On April 22, 2022, the Company and its subsidiaries entered into Amendment No. 4 to the Agreement, which permits the sale, contribution, or transfer of vehicle contracts to, and certain repurchases of such contracts from, a special purpose subsidiary of the Company in connection with a securitization transaction, in each case subject to specified conditions. Amendment No. 4 also replaces LIBOR as the applicable benchmark interest rate with SOFR and increases the unused line fee rate from 0.25% to 0.375% if the average daily amount outstanding during the preceding month is less than 50% of the revolver commitments.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.35%, with a minimum of 2.25%. At April 30, 2022 and 2021, the interest rate under the credit facilities was 2.85%. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at April 30, 2022. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2022, the Company had additional availability of approximately $197.8 million under the revolving credit facilities.

The Company recognized $775,000, $391,000 and $273,000 of amortization for the twelve months ended April 30, 2022, 2021 and 2020, respectively, related to debt issuance costs. The amortization is reflected as interest expense in the Company’s Consolidated Statements of Operations.

During the years ended April 30, 2022 and April 30, 2021, the Company incurred approximately $2.1 million and $282,000, respectively, in debt issuance costs related to amendments of the credit facilities. Debt issuance costs of approximately $2.0 million and $678,000 as of April 30, 2022 and 2021, respectively, are shown as a deduction from the revolving credit facilities in the Consolidated Balance Sheet.

Non-Recourse Notes Payable

The non-recourse notes payable were issued in four classes on April 27, 2022 with a weighted average fixed coupon rate of 5.14% per annum and collateralized by auto loans directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transaction accrue interest predominately at fixed rates and have scheduled maturities through April 20, 2029, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. See Note B for additional information.

G – Fair Value Measurements

	April 30, 2022		April 30, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$6,916	$6,916	$2,893	$2,893
Restricted cash	35,671	35,671	-	-
Finance receivables, net	854,290	677,421	625,119	497,865
Accounts payable	20,055	20,055	18,208	18,208
Revolving line of credit	44,670	44,670	225,924	225,924
Non-recourse notes payable	395,986	395,986	-	-

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Topic 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 Inputs – Quoted prices in active markets for identical assets or liabilities.

●

Level 2 Inputs – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 Inputs – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Financial Instrument	Valuation Methodology

Cash, cash equivalents, and restricted cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instruments (Level 1).

Finance receivables, net

The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in January 2019 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated (Level 2).

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).

Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).

Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end.

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at April 30, 2022 and 2021 are as follows:

	April 30, 2022		April 30, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$6,916	$6,916	$2,893	$2,893
Restricted cash	35,671	35,671	-	-
Finance receivables, net	854,290	677,421	625,119	497,865
Accounts payable	20,055	20,055	18,208	18,208
Revolving line of credit	44,670	44,670	225,924	225,924
Non-recourse notes payable	395,986	395,986	-	-

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2022	2021	2020
Provision for income taxes
Current	$18,869	$23,274	$14,288
Deferred	8,226	7,028	(1,280)
Total	$27,095	$30,302	$13,008

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2022	2021	2020
Tax provision at statutory rate	$25,284	$28,233	$13,514
State taxes, net of federal benefit	3,612	4,033	1,931
Tax benefit from option exercises	(1,356)	(1,401)	(1,498)
Other, net	(445)	(563)	(939)
Total	$27,095	$30,302	$13,008

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2022	2021
Deferred income tax liabilities related to:
Finance receivables	$35,466	$26,373
Property and equipment	1,368	372
Goodwill	194	141
Total	37,028	26,886
Deferred income tax assets related to:
Accrued liabilities	2,524	2,140
Inventory	316	213
Share based compensation	3,561	3,109
State net operating loss	168	42
Deferred revenue	2,226	1,375
Total	8,795	6,879
Deferred income tax liabilities, net	$28,233	$20,007

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

J – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2022	2021	2020

Weighted average shares outstanding-basic	6,509,673	6,628,749	6,630,023
Dilutive options and restricted stock	313,808	332,826	315,629

Weighted average shares outstanding-diluted	6,823,481	6,961,575	6,945,652

Antidilutive securities not included:
Options	120,000	152,500	118,750
Restricted Stock	4,784	2,479	7,224

K – Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans being utilized at April 30, 2022 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $5.5 million ($4.2 million after tax effects), $6.0 million ($4.6 million after tax effects) and $4.7 million ($3.6 million after tax effects) for the years ended April 30, 2022, 2021 and 2020, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2031
Shares available for grant at April 30, 2022	215,000

The aggregate intrinsic value of outstanding options at April 30, 2022 and 2021 was $8.4 million and $44.4 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	April 30, 2022	April 30, 2021	April 30, 2020
Expected terms (years)	5.5	5.5	5.5
Risk-free interest rate	0.86%	0.36%	1.75%
Volatility	51%	50%	39%
Dividend yield	-	-	-

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

There were 30,000 options granted during each of fiscal 2022 and 2021. The grant-date fair value of options granted during fiscal 2022, 2021 and 2020 was $2.1 million, $2.0 million and $9.3 million, respectively. The options were granted at fair market value on date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2019 to April 30, 2022:

	Number	Exercise	Proceeds	Weighted Average
	of	Price	on	Exercise Price per
	Options	per Share	Exercise	Share
			(in thousands)
Outstanding at April 30, 2019	565,500		$26,087	$46.13
Granted	225,000	99.0505 to109.06.06	24,287	107.95
Exercised	(121,250)	22.8787 to53.02.02	(4,517)	37.25
Cancelled	(1,500)	$ 53.02	(80)	53.02
Outstanding at April 30, 2020	667,750		$45,777	$68.55
Granted	30,000	$ 65.95	30	65.95
Exercised	(131,350)	24.6969 to99.05.05	(6,730)	51.24
Outstanding at April 30, 2021	566,400		$39,077	$72.43
Granted	30,000	$ 150.83	30	150.83
Exercised	(94,000)	26.3737 to150.83.83	(6,276)	66.76
Cancelled	(1,000)	$ 41.86	(42)	$41.86
Outstanding at April 30, 2022	501,400		$32,789

Stock option compensation expense on a pre-tax basis was $4.5 million ($3.4 million after tax effects), $3.9 million ($3.0 million after tax effects) and $3.6 million ($2.9 million after tax effects) for the years ended April 30, 2022, 2021 and 2020, respectively. As of April 30, 2022, the Company had approximately $2.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted average remaining vesting period of 0.9 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2022	2021	2020

Options Exercised	94,000	131,350	121,250
Cash Received from Options Exercised	$591	$5,120	$2,928
Intrinsic Value of Options Exercised	$7,124	$7,894	$7,580

During the year ended April 30, 2022, there were 80,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 53,425 shares to satisfy the exercise price and applicable withholding taxes to acquire 26,575 shares.

As of April 30, 2022, there were 261,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $5.3 million and a weighted average remaining contractual life of 5.5 years and a weighted average exercise price of $74.84.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2019	180,500	$46.16
Shares granted	12,328	102.03
Shares vested	(7,000)	52.10
Shares cancelled	(1,000)	37.07
Unvested shares at April 30, 2020	184,828	$49.71
Shares granted	7,690	98.43
Shares vested	-	-
Shares cancelled	(500)	35.00
Unvested shares at April 30, 2021	192,018	$51.70
Shares granted	11,287	121.17
Shares vested	(6,500)	39.14
Shares cancelled	(15,691)	59.99
Unvested shares at April 30, 2022	181,114	$55.76

The fair value at vesting for awards under the stock incentive plan was $10.1 million, $9.9 million, and $9.2 million in fiscal 2022, 2021 and 2020, respectively.

During the fiscal year 2022, 5,750 shares were granted with a fair value of $102.40, 4,500 shares were granted with a fair value of $150.83 and 1,037 shares were granted with a fair value of $96.49. During the fiscal year 2021, 2,000 shares were granted with a fair value of $65.95, and 5,690 shares were granted with a fair value of $109.84. During the fiscal year 2020, 3,000 restricted shares were granted with a fair value of $99.05, 4,224 shares were granted with a fair value of $109.06 and 5,104 shares were granted with a fair value of $97.97. A total of 91,413 shares remain available for award at April 30, 2022.

The Company recorded compensation cost of approximately $981,000 ($749,000 after tax effects), $1.1 million ($878,000 after tax effects) and $1.1 million ($839,000 after tax effects) related to the Restated Incentive Plan during the years ended April 30, 2022, 2021 and 2020, respectively. As of April 30, 2022, the Company had $5.3 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.5 years.

L - Commitments and Contingencies

Letter of Credit

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at April 30, 2022.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2022, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2023	$7,532
2024	7,025
2025	6,893
2026	6,376
2027	5,852
Thereafter	48,271
Total undiscounted operating lease payments	81,949
Less: imputed interest	20,468
Present value of operating lease liabilities	$61,481

The $81.9 million of operating lease commitments includes $18.0 million of non-cancelable lease commitments under the lease terms, and $63.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2022, 2021 and 2020, rent expense for all operating leases amounted to approximately $8.0 million, $8.0 million and $6.9 million, respectively. In fiscal 2022 the Company obtained $7.9 million in lease assets in exchange for lease obligations.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2022, 2021 and 2020 are as follows:

	Years Ended April 30,
(in thousands)	2022	2021	2020
Supplemental disclosures:
Interest paid	$10,421	$7,029	$8,152
Income taxes paid, net	19,238	26,964	8,505

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	83,919	50,868	51,450
Loss accrued on disposal of property and equipment	-	-	3
Net settlement option exercises	5,685	1,610	1,589

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of April 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2022.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 2022. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2022, and our report dated July 8, 2022 expressed an unqualified opinion on those financial statements.

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

July 8, 2022

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2022 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans
approved by the stockholders	501,400	$78.25	440,034

Equity compensation plans
not approved by the stockholders	-	-	-

(1)

Includes 91,413 shares available for issuance under the Amended and Restated Stock Incentive Plan, 215,000 shares under the Amended and Restated Stock Option Plan and 133,621 shares under the 2006 Employee Stock Purchase Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.         Financial Statements

The following financial statements and accountant’s report are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of April 30, 2022 and 2021
Consolidated Statements of Operations for the years ended April 30, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended April 30, 2022, 2021 and 2020
Consolidated Statements of Equity for the years ended April 30, 2022, 2021 and 2020
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

3.1

Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2

Amended and Restated Bylaws of the Company dated December 4, 2007 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007, filed with the SEC on December 7, 2007).

3.3

Amendment No. 1 to the Amended and Restated Bylaws of the Company dated February 18, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on July 2, 2021).

4.2	Indenture, dated April 27, 2022, by and between ACM Auto Trust 2022-1 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022.)

10.1*	Amended and Restated Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.1.1*	Amendment to Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2*	Amended and Restated Stock Option Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 23, 2015).

10.2.1*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.2.2*	Amendment to Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).

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

10.3*

Form of Indemnification Agreement between the Company and certain officers and directors of the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993) (filed in paper format).

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

10.10.3

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

10.10.4

Amendment No. 4 to Third Amended and Restated Loan and Security Agreement dated April 22, 2022, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2022).

10.11

Purchase Agreement, dated April 27, 2022, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022.)

10.12

Sale and Servicing Agreement, dated April 27, 2022, by and between ACM Auto Trust 2022-1, ACM Funding, LLC, America’s Car Mart, Inc., and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 4, 2022).

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

AMERICA’S CAR-MART, INC.

Dated: July 8, 2022	By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	President, Chief Executive Officer and Director	July 8, 2022
Jeffrey A. Williams	(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer	July 8, 2022
Vickie D. Judy	(Principal Financial and Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	July 8, 2022
Joshua G. Welch

/s/ Ann G. Bordelon	Director	July 8, 2022
Ann G. Bordelon

/s/ Julia K. Davis	Director	July 8, 2022
Julia K. Davis

/s/ Daniel J. Englander	Director	July 8, 2022
Daniel J. Englander

/s/ William H. Henderson	Director	July 8, 2022
William H. Henderson

/s/ Dawn C. Morris	Director	July 8, 2022
Dawn C. Morris