Form 10-Q
period 2022-07-31
AMERICAS CARMART INC
filed 2022-09-02
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 29, 2022
Common stock, par value $.01 per share	6,367,605

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

July 31, 2022 and April 30, 2022

(Dollars in thousands except share and per share amounts)	July 31, 2022	April 30, 2022
Assets:	(Unaudited)
Cash and cash equivalents	$4,362	$6,916
Restricted cash	37,521	35,671
Accrued interest on finance receivables	5,032	4,926
Finance receivables, net	919,458	854,290
Inventory	145,181	115,302
Income tax receivable, net	-	274
Prepaid expenses and other assets	9,748	9,044
Right-of-use asset	59,822	58,828
Goodwill	8,623	8,623
Property and equipment, net	58,526	51,438
Total Assets	$1,248,273	$1,145,312

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$29,380	$20,055
Income tax payable, net	328	-
Deferred accident protection plan revenue	46,896	43,936
Deferred service contract revenue	53,459	48,555
Accrued liabilities	31,100	32,630
Deferred income tax liabilities, net	31,315	28,233
Lease liability	62,688	61,481
Non-recourse notes payable	323,105	395,986
Revolving line of credit	188,921	44,670
Total liabilities	767,192	675,546

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,695,669 and 13,642,185 issued at July 31, 2022 and April 30, 2022, respectively, of which 6,367,605 and 6,371,977 were outstanding at July 31, 2022 and April 30, 2022, respectively	137	136
Additional paid-in capital	106,391	103,113
Retained earnings	671,474	658,242
Less: Treasury stock, at cost, 7,328,064 and 7,270,208 shares at July 31, 2022 and April 30, 2022, respectively	(297,421)	(292,225)
Total stockholders' equity	480,581	469,266
Non-controlling interest	100	100
Total equity	480,681	469,366

Total Liabilities, Mezzanine Equity and Equity	$1,248,273	$1,145,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Three Months Ended July 31, 2022 and 2021	America’s Car-Mart, Inc.

	Three Months Ended July 31,
(Dollars in thousands except share and per share amounts)	2022	2021
Revenues:	(Unaudited)
Sales	$300,540	$246,742
Interest and other income	44,342	33,587

Total revenues	344,882	280,329

Costs and expenses:
Cost of sales	193,115	152,764
Selling, general and administrative	43,234	38,800
Provision for credit losses	82,903	54,108
Interest expense	7,345	1,982
Depreciation and amortization	1,151	915
Loss on disposal of property and equipment	8	2
Total costs and expenses	327,756	248,571

Income before taxes	17,126	31,758

Provision for income taxes	3,884	6,791

Net income	$13,242	$24,967

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$13,232	$24,957

Earnings per share:
Basic	$2.08	$3.78
Diluted	$2.00	$3.57

Weighted average number of shares used in calculation:
Basic	6,373,326	6,604,194
Diluted	6,601,586	6,997,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows Three Months Ended July 31, 2022 and 2021	America’s Car-Mart, Inc.

	Three Months Ended July 31,
(In thousands)	2022	2021
	(Unaudited)
Operating Activities:
Net income	$13,242	$24,967
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	82,903	54,108
Losses on claims for accident protection plan	6,108	4,518
Depreciation and amortization	1,151	915
Amortization of debt issuance costs	1,955	120
Loss on disposal of property and equipment	8	2
Stock based compensation	1,978	2,972
Deferred income taxes	3,082	1,972
Excess tax benefit from share based compensation	206	644
Change in operating assets and liabilities:
Finance receivable originations	(287,416)	(234,893)
Finance receivable collections	103,879	97,342
Accrued interest on finance receivables	(106)	(162)
Inventory	(521)	683
Prepaid expenses and other assets	(703)	(737)
Accounts payable and accrued liabilities	6,900	2,295
Deferred accident protection plan revenue	2,960	3,084
Deferred service contract revenue	4,904	6,600
Income taxes, net	396	4,175
Net cash used in operating activities	(59,074)	(31,395)

Investing Activities:
Purchase of property and equipment	(8,248)	(1,689)
Net cash used in investing activities	(8,248)	(1,689)

Financing Activities:
Exercise of stock options	1,216	(1,007)
Issuance of common stock	85	81
Purchase of common stock	(5,196)	(11,618)
Dividend payments	(10)	(10)
Change in cash overdrafts	1,108	(316)
Debt issuance costs	(89)	-
Payments on note payable	(74,532)	-
Proceeds from revolving line of credit	148,386	76,335
Payments on revolving line of credit	(4,350)	(30,555)
Net cash provided by financing activities	66,618	32,910

Decrease in cash, cash equivalents, and restricted cash	(704)	(174)
Cash, cash equivalents, and restricted cash beginning of period	42,587	2,893

Cash, cash equivalents, and restricted cash end of period	$41,883	$2,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity Three Months Ended July 31, 2022	America’s Car-Mart, Inc.

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2022	13,642,185	$136	$103,113	$658,242	$(292,225)	$100	$469,366

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,242	-	-	13,242
Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$671,474	$(297,421)	$100	$480,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity Three Months Ended July 31, 2021	America’s Car-Mart, Inc.

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$564,975	$(257,527)	$100	$406,496

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	24,967	-	-	24,967
Balance at July 31, 2021 (Unaudited)	13,607,843	$136	$100,858	$589,932	$(269,145)	$100	$421,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)         America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2022.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28.3% of current period revenues resulting from sales to Arkansas customers.

As of July 31, 2022, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024.

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

Restricted Cash

Restricted cash is related to the financing and securitization transaction discussed below and is held by the securitization trust.

Restricted cash from collections on auto finance receivables includes collections of principal, interest, and fee payments on auto finance receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the Company or its creditors. If the cash generated by the related receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.

Restricted cash consisted of the following at July 31, 2022 and April 30, 2022:

(In thousands)	July 31, 2022	April 30, 2022

Restricted cash from collections on auto finance receivables	$26,066	$24,242
Restricted cash on deposit in reserve accounts	11,455	11,429

Restricted Cash	$37,521	$35,671

Financing and Securitization Transactions

The Company utilizes a term securitization to provide long-term funding for a portion of the auto finance receivables initially funded through the debt facilities. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($5.0 million at July 31, 2022 and $4.9 million at April 30, 2022 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 79% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. At July 31, 2022, 3.6% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.0% at April 30, 2022.

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

The Company strives to keep its delinquency percentages low, and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text messaging notifications. Notes from each contact are electronically maintained in the Company’s computer system. The Company also utilizes text messaging notifications that allow customers the option to receive due date reminders and late notifications, if applicable. The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover losses expected to be incurred on the portfolio at the measurement date. The Company accrues an estimated loss for the amount it believes will not be collected. At July 31, 2022, the weighted average total contract term was 44.0 months with 35.0 months remaining. The reserve amount in the allowance for credit losses at July 31, 2022, $266 million, was 24.5% of the principal balance in finance receivables of $1.2 billion, less unearned accident protection plan revenue of $46.9 million and unearned service contract revenue of $53.5 million. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and other quantitative considerations, such as changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, current economic conditions and underwriting and collection practices. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. Although credit losses remained low in fiscal year 2022, credit losses did begin to normalize to pre-pandemic levels during the back half of the fiscal year and there is still possible further deterioration in economic conditions due to high inflation and lingering COVID-19 impacts. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses as of July 31, 2022. The calculation of the allowance for credit losses uses the following primary factors:

●	The number of units repossessed or charged-off as a percentage of total units financed over specific historical periods of time from one year to five years.

●

The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the charge-offs that will ultimately occur in the portfolio are expected to occur within 10-12 months following the balance sheet date. The average age of an account at charge-off date is 12.1 months.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at July 31, 2022 or April 30, 2022.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the three months ended July 31, 2022 or during the 2022 fiscal year.

Goodwill totaled $8.6 million at July 31, 2022 and April 30, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, remodels and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period. The lease period includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed principally using the straight-line method generally over the following estimated useful lives:

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 22.7% and 21.4% for the three months ended July 31, 2022 and July 31, 2021, respectively. Total income tax expense for the three months ended July 31, 2022 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $206,000 and $644,000 for the three months ended July 31, 2022 and 2021, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2022 or April 30, 2022.

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

Sales for the three months ended July 31, 2022 and 2021 consisted of the following:

	Three Months Ended July 31,
(In thousands)	2022	2021

Sales – used autos	$262,015	$216,590
Wholesales – third party	13,820	12,295
Service contract sales	15,640	10,161
Accident protection plan revenue	9,065	7,696

Total	$300,540	$246,742

At July 31, 2022 and 2021, finance receivables more than 90 days past due were approximately $2.7 million and $4.0 million, respectively. Late fee revenues totaled approximately $970,000 and $640,000 for the three months ended July 31, 2022 and 2021, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the three months ended July 31, 2022 that was included in the April 30, 2022 deferred service contract revenue was $9.6 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $206,000 and $644,000 for the three months ended July 31, 2022 and 2021, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 16.5% per annum (19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2022	April 30, 2022

Gross contract amount	$1,490,047	$1,378,803
Less unearned finance charges	(304,771)	(277,306)
Principal balance	1,185,276	1,101,497
Less allowance for credit losses	(265,818)	(247,207)

Finance receivables, net	$919,458	$854,290

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2022	2021

Balance at beginning of period	$854,290	$625,119
Finance receivable originations	287,416	234,893
Finance receivable collections	(103,879)	(97,342)
Provision for credit losses	(82,903)	(54,108)
Losses on claims for accident protection plan	(6,108)	(4,518)
Inventory acquired in repossession and accident protection plan claims	(29,358)	(15,451)

Balance at end of period	$919,458	$688,593

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2022	2021

Balance at beginning of period	$247,207	$184,418
Provision for credit losses	82,903	54,108
Charge-offs, net of recovered collateral	(64,292)	(36,652)

Balance at end of period	$265,818	$201,874

Amounts recovered from previously written-off accounts were approximately $587,000 and $582,000 for the three months ended July 31, 2022 and 2021, respectively.

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of actual charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 5.6% for the three months ended July 31, 2022, compared to 4.3% for the prior year period. The primary driver of the increase in net charge-offs compared to the same quarter in the prior year was an increased frequency of losses coupled with a slight increase in the relative severity of losses.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Principle collections as a percentage of average finance receivables were 9.1% for the three months ended July 31, 2022 compared to 11.5% for the same period in the prior year. Principal collections decreased due to the term extensions coupled with the first quarter of fiscal 2022 being positively impacted by the last of the stimulus payments and two fewer collection days in the current year quarter. Delinquencies greater than 30 days were 3.6% and 3.3% at July 31, 2022 and 2021, respectively.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2022		April 30, 2022		July 31, 2021

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$990,391	83.56%	$958,808	87.05%	$767,375	86.18%
3 - 29 days past due	151,953	12.82%	109,873	9.97%	93,712	10.53%
30 - 60 days past due	33,576	2.83%	22,477	2.04%	19,328	2.17%
61 - 90 days past due	6,675	0.56%	7,360	0.67%	6,096	0.68%
> 90 days past due	2,681	0.23%	2,979	0.27%	3,956	0.44%
Total	$1,185,276	100.00%	$1,101,497	100.00%	$890,467	100.00%

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

	Three Months Ended July 31,
	2022	2021

Average total collected per active customer per month	$516	$487
Principal collected as a percent of average finance receivables	9.1%	11.5%
Average down-payment percentage	5.4%	6.9%
Average originating contract term (in months)	42.8	38.8

	July 31, 2022	July 31, 2021
Portfolio weighted average contract term, including modifications (in months)	44.0	38.7

The reduction of principal collected was in line with the expected change due to the average term increases and two less collection days in the current year quarter. The prior year quarter included the impact of the pandemic related stimulus payments which contributed to a higher collection percentage. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $3,050 or 19.8% from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2022, segregated by customer score.

	As of July 31, 2022

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2023	2022	2021	2020	2019	2019	Total	%
1-2	$13,884	$28,789	$8,207	$1,283	$51	$-	$52,214	4.4%
3-4	$95,459	$208,770	$64,427	$8,036	$313	$21	$377,026	31.8%
5-6	$176,849	$420,932	$139,152	$18,122	$939	$42	$756,036	63.8%
Total	$286,192	$658,491	$211,786	$27,441	$1,303	$63	$1,185,276	100.0%

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2021, segregated by customer score.

	As of July 31, 2021

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2022	2021	2020	2019	2018	2018	Total	%
1-2	$13,031	$27,001	$8,695	$697	$35	$-	$49,459	5.6%
3-4	$79,135	$176,149	$48,573	$4,551	$201	$23	$308,632	34.7%
5-6	$137,320	$299,843	$83,001	$11,155	$977	$80	$532,376	59.7%
Total	$229,486	$502,993	$140,269	$16,403	$1,213	$103	$890,467	100.0%

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	July 31, 2022	April 30, 2022

Land	$12,455	$11,749
Buildings and improvements	15,291	13,876
Furniture, fixtures and equipment	17,029	16,189
Leasehold improvements	39,092	36,392
Construction in progress	16,701	14,234
Less accumulated depreciation and amortization	(42,042)	(41,002)

Total	$58,526	$51,438

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2022	April 30, 2022

Employee compensation	$9,560	$12,865
Cash overdrafts (see Note B)	1,108	-
Deferred sales tax (see Note B)	7,797	7,388
Reserve for APP claims	4,561	4,761
Fair value of contingent consideration	3,544	3,544
Health insurance payable	1,075	1,041
Accrued interest payable	881	813
Other	2,574	2,218

Total	$31,100	$32,630

F – Debt

A summary of debt is as follows:

(In thousands)	July 31, 2022	April 30, 2022

Non-recourse notes payable	$325,468	$399,994
Debt issuance costs	(2,363)	(4,008)

Non-recourse notes payable, net	$323,105	$395,986

Revolving lines of credit	$190,710	$46,674
Debt issuance costs	(1,789)	(2,004)

Revolving line of credit, net	$188,921	$44,670

Total debt	$512,026	$440,656

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

On September 29, 2021, the Company and its subsidiaries entered into Amendment No. 3 to the Agreement, which extends the term of the revolving credit facilities to September 29, 2024 and increases the total permitted borrowings by $274 million from $326 million to $600 million. In connection with the increase, CIBC Bank USA and Axos Bank joined the group of lenders. Additionally, Amendment No. 3 amended the distribution limitation to renew the aggregate limit on the Company’s repurchases of its common stock, increased the Company’s permissible capital expenditure amount from $25 million to $35 million in the aggregate, during any fiscal year, restored the accordion feature back to $100 million, and added certain mechanics for the replacement of LIBOR as the applicable benchmark interest rate under the Agreement, including mechanics to transition upon the cessation of LIBOR to a rate based upon the secured overnight financing rate published by the Federal Reserve Bank of New York.

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.35%, with a minimum of 2.25%. The interest rate under the credit facilities was 5.5% at July 31, 2022 and 2.85% at April 30, 2022. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at July 31, 2022. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2022, the Company had additional availability of approximately $125 million under the revolving credit facilities.

The Company recognized approximately $289,000 and $120,000 of amortization for the three months ended July 31, 2022 and 2021, respectively, related to debt issuance costs associated with the credit facilities. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

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

The Company recognized $1.7 million of amortization for the three months ended July 31, 2022 related to debt issuance costs associated with the non-recourse notes payable. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

G – Fair Value Measurements

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

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).

Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).

Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end (Level 2).

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at July 31, 2022 and April 30, 2022 are as follows:

	July 31, 2022		April 30, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$4,362	$4,362	$6,916	$6,916
Restricted cash	37,521	37,521	35,671	35,671
Finance receivables, net	919,458	728,945	854,290	677,421
Accounts payable	29,380	29,380	20,055	20,055
Revolving line of credit	188,921	188,921	44,670	44,670
Non-recourse notes payable	323,105	323,105	395,986	395,986

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2022	2021

Weighted average shares outstanding-basic	6,373,326	6,604,194
Dilutive options and restricted stock	228,260	393,741

Weighted average shares outstanding-diluted	6,601,586	6,997,935

Antidilutive securities not included:
Options	220,000	30,000
Restricted stock	5,132	-

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2022 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.0 million ($1.5 million after tax effects) and $3.0 million ($2.3 million after tax effects) for the three months ended July 31, 2022 and 2021, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. On August 30, 2022, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 185,000 shares to 2,385,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2023 through 2032.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2032
Shares available for grant at July 31, 2022	185,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2022	2021
Expected terms (years)	5.5	5.5
Risk-free interest rate	2.92%	0.86%
Volatility	51%	51%
Dividend yield	-	-

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

There were 30,000 options granted during the three months ended July 31, 2022 and 2021, respectively. The grant-date fair value of options granted during the three months ended July 31, 2022 and 2021 was $1.2 million and $2.1 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.6 million ($1.3 million after tax effects) and $2.8 million ($2.1 million after tax effects) for the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, the Company had approximately $2.0 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 0.6 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2022	2021

Options exercised	23,000	36,500
Cash received from option exercises	$1,216	$251
Intrinsic value of options exercised	$1,204	$3,565

During the quarter ended July 31, 2021, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 21,219 shares to satisfy the exercise price and applicable withholding taxes to acquire 8,781 shares. There were no options exercised through net settlements during the quarter ended July 31, 2022.

The aggregate intrinsic value of outstanding options at July 31, 2022 and 2021 was $14.4 million and $46.2 million, respectively. As of July 31, 2022, there were 268,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $8.5 million, a weighted average remaining contractual life of 6.0 years, and a weighted average exercise price of $77.40.

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

There were 7,132 restricted shares granted during the three months ended July 31, 2022 and 4,500 restricted shares granted during the three months ended July 31, 2021. A total of 84,704 shares remained available for award at July 31, 2022. There were 158,323 unvested restricted shares outstanding as of July 31, 2022 with a weighted average grant date fair value of $60.68.

As of July 31, 2022, the Company had approximately $5.6 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 5.0 years. The Company recorded compensation cost of approximately $313,000 ($242,000 after tax effects) and $197,000 ($151,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2022 and 2021, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2022 or during the first three months of fiscal 2023.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 81% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $2.7 million and $2.0 million for the three month periods ended July 31, 2022 and 2021, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2022, discounted at the weighted average interest rate in effect as of July 31, 2022 of approximately 4.4%, are as follows:

Maturity of lease liabilities
2023 (remaining)	$5,683
2024	7,248
2025	7,145
2026	6,575
2027	6,052
Thereafter	$51,064
Total undiscounted operating lease payments	83,767
Less: imputed interest	(21,079)
Present value of operating lease liabilities	$62,688

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at July 31, 2022.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,
(In thousands)	2022	2021
Supplemental disclosures:
Interest paid	$7,294	$1,587
Income taxes paid, net	199	-

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	29,358	15,451
Net settlement option exercises	-	2,445

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

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as well as:

●

general economic conditions in the markets in which the Company operates, including but not limited to supply chain disruptions, as well as fluctuations in gas prices, grocery prices and employment levels;

●

business and economic disruptions and uncertainty that may result from the ongoing outbreak of the Omicron sub-variants or any future adverse developments with the COVID-19 pandemic and any efforts to mitigate the financial impact and health risks associated with such developments;

●	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 11%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 23.0% for the first three months of fiscal 2023 compared to the same period of fiscal 2022, due to a 32.0% increase in interest income, a 19.8% increase in the average retail sales price and a 2.1% increase in retail units sold. The first quarter of the prior year was impacted by the pandemic, resulting in lower sales volumes. The increasing sales price results from the tight supply and high demand for the vehicles the Company sells.

Demand for the vehicles we purchase for resale has remained high and the supply has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 and the ongoing microchip supply shortages on new car production and sales and the availability of used vehicles in our market is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to remain tight in the near-term relative to demand, resulting in the continuation of elevated purchase costs.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2018 (average of 24.4%). Credit losses began to normalize to pre-pandemic levels in late fiscal year 2022. For the first three months of fiscal 2023, provision for credit losses as a percentage of sales was 27.6%.

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

The Company’s gross profit dollars per retail unit sold increased by $740, or 12.0%, during the first three months of fiscal 2023 compared to the first three months of fiscal 2022, while gross margin as a percentage of sales for the first three months of fiscal 2023 decreased to 35.7% of sales from 38.1% in the prior year period. The increase in gross profit dollars per retail unit sold and the corresponding decrease in the gross margin percentage were primarily related to the increase in average retail sales price of the vehicles sold during the respective periods coupled with inflationary pressures and increased cost of sale expenses. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases remains high. However, the Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during the first quarter of fiscal 2023 and the entire fiscal year 2022 in the gross margin dollars per retail unit sold.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the first quarter of fiscal 2023 increased by $17.3 million, or 13.2%, over the prior year quarter. Principal collections, as a percentage of average finance receivables, were in line with expectations at 9.1%, compared to 11.5% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period.

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

The Company will continue to prioritize its investments in areas that will allow it to improve its product and service, while operating more efficiently to support a larger, more profitable business over time. The Company’s investments in its people, digital/technology, procurement/inventory management, and customer experience are critical as it moves forward to serve an ever-increasing customer base.

Three months ended July 31, 2022 vs. Three months ended July 31, 2021

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2022 vs	Three Months Ended July 31,
	2022	2021	2021	2022	2021
Revenues:
Sales	$300,540	$246,742	21.8%	100.0%	100.0%
Interest income	44,342	33,587	32.0	14.8	13.6
Total	344,882	280,329	23.0

Costs and expenses:
Cost of sales, excluding depreciation shown below	193,115	152,764	26.4	64.3	61.9
Selling, general and administrative	43,234	38,800	11.4	14.4	15.7
Provision for credit losses	82,903	54,108	53.2	27.6	21.9
Interest expense	7,345	1,982	270.6	2.4	0.8
Depreciation and amortization	1,151	915	25.8	0.4	0.4
Loss on disposal of property and equipment	8	2	-	-	-
Total	327,756	248,571	31.9%

Pretax income	$17,126	$31,758		5.7%	12.9%

Operating Data:
Retail units sold	15,536	15,219
Average dealerships in operation	154	151
Average units sold per dealership per month	33.6	33.6
Average retail sales price	$18,455	$15,405
Gross profit per retail unit sold	$6,915	$6,175
Same store revenue growth	21.5%	46.7%

Period End Data:
Dealerships open	154	151
Accounts over 30 days past due	3.6%	3.3%

Revenues increased by approximately $64.6 million, or 23.0%, for the three months ended July 31, 2022 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($60.2 million) and revenue from dealerships opened after the prior year quarter ($4.4 million). Revenue growth was related to a 32.0% increase in interest income, a 19.8% increase in the average retail sales price and a 2.1% increase in retail units sold. Interest income increased approximately $10.8 million for the three months ended July 31, 2022, as compared to the same period in the prior fiscal year, due to the $295.1 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 64.3% for the three months ended July 31, 2022 compared to 61.9% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 35.7% for the current year period compared to 38.1% for the prior year period. During the first quarter of the current year, the Company experienced increased costs for repair parts, transportation fees, fuel costs and other cost of sale expenses.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2023 was $18,455, a $3,050 increase over the prior year quarter, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to its customers.

Selling, general and administrative expenses, as a percentage of sales, were 14.4% for the three months ended July 31, 2022, a decrease of 1.3% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, the Company has recently made increasing investments in several areas including recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollar terms, overall selling, general and administrative expenses increased approximately $4.4 million in the first quarter of fiscal 2023 compared to the same period of the prior fiscal year. The increase is primarily focused on continued investments in the Company’s associates in the wages and benefit areas and building its customer experience and collections teams and investing in procurement. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to ensure a high level of support for its customers.

Provision for credit losses as a percentage of sales was 27.6% for the three months ended July 31, 2022 compared to 21.9% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the principal balance of finance receivables of $83.8 million. Net charge-offs as a percentage of average finance receivables increased to 5.6% for the three months ended July 31, 2022 compared to the prior year period of 4.3%. The stimulus payments during fiscal 2021 had positive impacts on collections and net charge-off metrics. From a long-term historical perspective, the current quarter net charge-offs were comparable to historical first quarter levels despite the increase in the average retail sales price. This is consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased to 2.4% for the three months ended July 31, 2022, compared to 0.8% for the prior year period. In dollar terms, interest expense increased $5.4 million due to increasing interest rates and an increase in the average borrowings of approximately $241.6 million during the three month period ended July 31, 2022.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2022	April 30, 2022
Assets:
Finance receivables, net	$919,458	$854,290
Inventory	145,181	115,302
Income tax receivable, net	-	274
Property and equipment, net	58,526	51,438

Liabilities:
Accounts payable and accrued liabilities	60,480	52,685
Income tax payable, net	328	-
Deferred revenue	100,355	92,491
Deferred tax liabilities, net	31,315	28,233
Non-recourse notes payable	323,105	395,986
Revolving line of credit	188,921	44,670

Finance receivables, net have increased 7.6%, and 33.5% since April 30, 2022 and July 31, 2021, respectively, while revenues have grown 23.0% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses.

During the first three months of fiscal 2023, inventory increased by $29.9 million compared to inventory at April 30, 2022. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with higher costs in preparing vehicles for resale primarily related to supply chain issues and other shop delays.

Property and equipment, net, increased by $7.1 million at July 31, 2022 as compared to property and equipment, net, at April 30, 2022. The Company incurred $8.2 million in expenditures during the first three months of fiscal 2023 primarily related to technology investments, designed to attract additional sales opportunities, and remodeling or relocating existing locations in order to support growth. The net increase to property and equipment, net, was partially offset by $1.2 million in depreciation expense.

Accounts payable and accrued liabilities increased by $7.8 million during the first three months of fiscal 2023 as compared to accounts payable and accrued liabilities at April 30, 2022, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Income taxes payable, net, was $328,000 at July 31, 2022 compared to income taxes receivable, net of $274,000 at April 30, 2022, primarily due to the timing of quarterly tax payments.

Deferred revenue increased $7.9 million at July 31, 2022 as compared to April 30, 2022, primarily resulting from increased sales of the accident protection plan product and service contracts.

Deferred income tax liabilities, net, increased approximately $3.1 million at July 31, 2022 as compared to April 30, 2022, due primarily to the increase in finance receivables, net.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. The increased borrowings during the first quarter of fiscal 2023 are primarily due to an increase in finance receivables, with longer terms, and a growing customer base. In the first three months of fiscal 2023, the Company funded finance receivables growth of $83.8 million, inventory growth of $29.9 million, $5.2 million in common stock repurchases, and capital expenditures of $8.2 million with income from operations and a $72.1 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,

	2022	2021
Operating activities:
Net income	$13,242	$24,967
Provision for credit losses	82,903	54,108
Losses on claims for accident protection plan	6,108	4,518
Depreciation and amortization	1,151	915
Stock based compensation	1,978	2,972
Finance receivable originations	(287,416)	(234,893)
Finance receivable collections	103,879	97,342
Inventory	(521)	683
Accounts payable and accrued liabilities	6,900	2,295
Deferred accident protection plan revenue	2,960	3,084
Deferred service contract revenue	4,904	6,600
Income taxes, net	396	4,175
Deferred income taxes	3,082	1,972
Accrued interest on finance receivables	(106)	(162)
Other	1,466	29
Total	(59,074)	(31,395)

Investing activities:
Purchase of property and equipment	(8,248)	(1,689)
Total	(8,248)	(1,689)

Financing activities:
Revolving credit facilities, net	144,036	45,780
Payments on note payable	(74,532)	-
Change in cash overdrafts	1,108	(316)
Debt issuance costs	(89)	-
Purchase of common stock	(5,196)	(11,618)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	1,301	(926)
Total	66,618	32,910

Decrease in cash	$(704)	$(174)

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

Cash flows from operations for the three months ended July 31, 2022 compared to the same period in the prior fiscal year decreased primarily as a result of (i) larger finance receivable originations and (ii) deferred revenue, partially offset by (iii) an increase in finance receivable collections. Finance receivables, net, increased by $65.2 million from April 30, 2022 to July 31, 2022.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. The impacts of the COVID-19 pandemic on the business operations of auctions and wholesalers as well as slowdowns in new car production and sales during the fiscal year 2022 and the first quarter of fiscal 2023 due to the pandemic and other supply chain issues further increased the price and reduced the quantity of used cars available for purchase by the Company. The Company expects these effects on used vehicle supply to continue for the short term.

The Company believes that the amount of credit available for the sub-prime auto industry will remain relatively consistent with levels in recent years, which management expects will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale. Increased competition resulting from availability of funding to the sub-prime auto industry generally contributes to lower down payments and longer terms, which can have a negative effect on collection percentages, liquidity and credit losses when compared to historical periods. The availability of credit was somewhat dampened for consumers during fiscal year 2022 and the first quarter of fiscal 2023, although with the high demand of used vehicles and related financing, the availability of credit has loosened.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2022, the Company leased approximately 81% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2022, the Company had approximately $4.4 million of cash on hand and approximately an additional $125.0 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company has also recently accessed the securitization market with an inaugural issuance in April 2022 of $400 million in aggregate principal amount of non-recourse asset-backed notes. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at July 31, 2022.

Other than its letters of credit, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2022.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At July 31, 2022, the weighted average total contract term was 44.0 months with 35.0 months remaining. The reserve amount in the allowance for credit losses at July 31, 2022, $266 million, was 24.5% of the principal balance in finance receivables of $1.2 billion, less unearned accident protection plan revenue of $46.9 million and unearned service contract revenue of $53.5 million.

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

●

The average net repossession and charge-off loss per unit during the last eighteen months, segregated by the number of months since the contract origination date, and adjusted for the expected future average net charge-off loss per unit. Approximately 50% of the unit charge-offs that will ultimately occur in the portfolio are expected to occur within 10-12 months following the balance sheet date. The average age of an account at charge-off date is 12.1 months.

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

Recent Accounting Pronouncements

Occasionally, new accounting pronouncements are issued by the FASB or other standard setting bodies, which the Company will adopt as of the specified effective date. Unless otherwise discussed, the Company believes the implementation of recently issued standards which are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $188.9 million at July 31, 2022. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.9 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 16.5% per annum (19.5% to 21.5% in Illinois), while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of July 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2022.

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

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2022 through May 31, 2022	32,856	$82.15	32,856	681,459
June 1, 2022 through June 30, 202	20,000	99.43	20,000	661,459
July 1, 2022 through July 31, 2022	5,000	101.52	5,000	656,459
Total	57,856	$89.80	57,856

(1)	The above described stock repurchase program has no expiration date.

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

Dated: September 2, 2022