Form 10-Q
period 2022-10-31
AMERICAS CARMART INC
filed 2022-12-12
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Title of Each Class	December 7, 2022
Common stock, par value $.01 per share	6,368,840

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets

October 31, 2022 and April 30, 2022

(Dollars in thousands except share and per share amounts)	October 31, 2022	April 30, 2022
Assets:	(Unaudited)
Cash and cash equivalents	$4,529	$6,916
Restricted cash	32,565	35,671
Accrued interest on finance receivables	5,382	4,926
Finance receivables, net	986,919	863,674
Inventory	130,298	115,302
Income tax receivable, net	4,389	274
Prepaid expenses and other assets	9,489	9,044
Right-of-use asset	58,582	58,828
Goodwill	8,848	8,623
Property and equipment, net	65,169	51,438
Total Assets	$1,306,170	$1,154,696

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$24,763	$20,055
Deferred accident protection plan revenue	49,243	43,936
Deferred service contract revenue	57,265	48,555
Accrued liabilities	33,321	32,630
Deferred income tax liabilities, net	35,620	30,449
Lease liability	61,496	61,481
Non-recourse notes payable	249,622	395,986
Revolving line of credit	302,123	44,670
Total liabilities	813,453	677,762

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,696,904 and 13,642,185 issued at October 31, 2022 and April 30, 2022, respectively, of which 6,368,840 and 6,371,977 were outstanding at October 31, 2022 and April 30, 2022, respectively	137	136
Additional paid-in capital	107,275	103,113
Retained earnings	682,226	665,410
Less: Treasury stock, at cost, 7,328,064 and 7,270,208 shares at October 31, 2022 and April 30, 2022, respectively	(297,421)	(292,225)
Total stockholders' equity	492,217	476,434
Non-controlling interest	100	100
Total equity	492,317	476,534

Total Liabilities, Mezzanine Equity and Equity	$1,306,170	$1,154,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations Three and Six Months Ended October 31, 2022 and 2021	America’s Car-Mart, Inc.

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in thousands except share and per share amounts)	2022	2021	2022	2021
Revenues:	(Unaudited)		(Unaudited)
Sales	$303,554	$247,520	$598,031	$491,423
Interest and other income	48,286	37,019	92,627	70,605

Total revenues	351,840	284,539	690,658	562,028

Costs and expenses:
Cost of sales	206,142	157,167	399,257	309,930
Selling, general and administrative	42,911	37,161	86,145	75,961
Provision for credit losses	88,828	56,491	165,068	106,341
Interest expense	8,350	2,513	15,695	4,496
Depreciation and amortization	1,309	958	2,460	1,873
Loss on disposal of property and equipment	242	44	251	46
Total costs and expenses	347,782	254,334	668,876	498,647

Income before taxes	4,058	30,205	21,782	63,381

Provision for income taxes	919	6,780	4,946	13,902

Net income	$3,139	$23,425	$16,836	$49,479

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(20)	(20)

Net income attributable to common stockholders	$3,129	$23,415	$16,816	$49,459

Earnings per share:
Basic	$0.49	$3.59	$2.64	$7.53
Diluted	$0.48	$3.41	$2.56	$7.14

Weighted average number of shares used in calculation:
Basic	6,368,840	6,529,846	6,371,083	6,567,020
Diluted	6,548,271	6,863,273	6,574,928	6,930,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows Six Months Ended October 31, 2022 and 2021	America’s Car-Mart, Inc.

	Six Months Ended October 31,
(In thousands)	2022	2021
	(Unaudited)
Operating Activities:
Net income	$16,836	$49,479
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	165,068	106,341
Losses on claims for accident protection plan	11,232	10,012
Depreciation and amortization	2,460	1,873
Amortization of debt issuance costs	3,386	354
Loss on disposal of property and equipment	251	46
Stock based compensation	2,798	3,949
Deferred income taxes	5,171	4,378
Excess tax benefit from share based compensation	206	910
Change in operating assets and liabilities:
Finance receivable originations	(580,838)	(476,580)
Finance receivable collections	206,358	194,546
Accrued interest on finance receivables	(456)	(1,019)
Inventory	46,226	7,155
Prepaid expenses and other assets	(445)	(1,789)
Accounts payable and accrued liabilities	5,660	5,034
Deferred accident protection plan revenue	13,328	10,018
Deferred service contract revenue	14,402	15,504
Income taxes, net	(4,321)	(162)
Net cash used in operating activities	(92,678)	(69,951)

Investing Activities:
Purchase of investments	(225)	(225)
Purchase of property and equipment	(16,452)	(6,844)
Proceeds from sale of property and equipment	10	-
Net cash used in investing activities	(16,667)	(7,069)

Financing Activities:
Exercise of stock options	1,216	(1,007)
Issuance of common stock	149	149
Purchase of common stock	(5,196)	(19,963)
Dividend payments	(20)	(20)
Change in cash overdrafts	-	(719)
Debt issuance costs	(90)	(1,788)
Payments on non-recourse notes payable	(149,184)	-
Proceeds from revolving line of credit	271,177	165,154
Payments on revolving line of credit	(14,200)	(65,555)
Net cash provided by financing activities	103,852	76,251

Decrease in cash, cash equivalents, and restricted cash	(5,493)	(769)
Cash, cash equivalents, and restricted cash beginning of period	42,587	2,893

Cash, cash equivalents, and restricted cash end of period	$37,094	$2,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity Three and Six Months Ended October 31, 2022	America’s Car-Mart, Inc.

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,697	-	-	13,697
Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$679,097	$(297,421)	$100	$488,304

Issuance of common stock	1,235	-	64	-	-	-	64
Stock based compensation	-	-	820	-	-	-	820
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	3,139	-	-	3,139
Balance at October 31, 2022 (Unaudited)	13,696,904	$137	$107,275	$682,226	$(297,421)	$100	$492,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity Three and Six Months Ended October 31, 2021	America’s Car-Mart, Inc.

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2021	13,591,889	$136	$98,812	$570,505	$(257,527)	$100	$412,026

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	26,054	-	-	26,054
Balance at July 31, 2021 (Unaudited)	13,607,843	$136	$100,858	$596,549	$(269,145)	$100	$428,498

Issuance of common stock	7,186	-	68	-	-	-	68
Stock options exercised	8,381	-	-	-	-	-	-
Purchase of 66,701 treasury shares	-	-	-	-	(8,345)	-	(8,345)
Stock based compensation	-	-	977	-	-	-	977
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	23,425	-	-	23,425
Balance at October 31, 2021 (Unaudited)	13,623,410	$136	$101,903	$619,964	$(277,490)	$100	$444,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of October 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2022.

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

As of October 31, 2022, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024.

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

Restricted cash consisted of the following at October 31, 2022 and April 30, 2022:

(In thousands)	October 31, 2022	April 30, 2022

Restricted cash from collections on auto finance receivables	$21,071	$24,242
Restricted cash on deposit in reserve accounts	11,494	11,429

Restricted Cash	$32,565	$35,671

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($5.4 million at October 31, 2022 and $4.9 million at April 30, 2022 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 79% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On October 31, 2022, 3.6% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.0% at April 30, 2022.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 68 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of the net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover losses expected to be incurred on the portfolio at the measurement date. The Company accrues an estimated loss for the amount it believes will not be collected. At October 31, 2022, the weighted average total contract term was 44.8 months with 35.5 months remaining. The reserve amount in the allowance for credit losses at October 31, 2022, $273 million, was 23.65% of the principal balance in finance receivables of $1.3 billion, less unearned accident protection plan revenue of $49.2 million and unearned service contract revenue of $57.3 million. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and other quantitative considerations, such as changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, current economic conditions and underwriting and collection practices. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses as of October 31, 2022. The calculation of the allowance for credit losses uses the following primary factors:

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

●	An adjustment to the previous twelve months to reflect the significant increase in the average amount financed and the resulting monthly payment and term length.

●	A forecast of expected losses for a period of one year, including considerations for the impact of forecasted levels of inflation and other macroeconomic factors.

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at October 31, 2022 or April 30, 2022.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the six months ended October 31, 2022 or during the 2022 fiscal year.

Goodwill totaled $8.8 million at October 31, 2022 and $8.6 million at April 30, 2022.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 22.7% and 21.9% for the six months ended October 31, 2022 and October 31, 2021, respectively. Total income tax expense for the six months ended October 31, 2022 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $206,000 and $910,000 for the six months ended October 31, 2022 and 2021, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2022 or April 30, 2022.

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

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved. Revenues from the sale of vehicles sold at wholesale are recognized at the time the proceeds are received. Revenues from the sale of service contracts are recognized ratably over the expected duration of the product. Service contract revenues are included in sales and the related expenses are included in cost of sales. Accident protection plan revenues are initially deferred and then recognized to income using the “Rule of 78’s” interest method over the life of the contract so that revenues are recognized in proportion to the amount of cancellation protection provided. Accident protection plan revenues are included in sales and related losses are included in cost of sales as incurred. Any unearned revenue from ancillary products is charged-off at the time of repossession. Interest income is recognized on all active finance receivables accounts using the simple effective interest method. Active accounts include all accounts except those that have been paid-off or charged-off.

Sales for the three and six months ended October 31, 2022 and 2021 consisted of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands)	2022	2021	2022	2021

Sales – used autos	$263,743	$218,326	$522,795	$433,335
Wholesales – third party	17,223	11,441	31,042	23,736
Service contract sales	14,002	10,104	27,188	19,381
Accident protection plan revenue	8,586	7,649	17,006	14,971

Total	$303,554	$247,520	$598,031	$491,423

At October 31, 2022 and 2021, finance receivables more than 90 days past due were approximately $3.5 million and $6.5 million, respectively. Late fee revenues totaled approximately $2.0 million and $1.4 million for the six months ended October 31, 2022 and 2021, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the six months ended October 31, 2022 that was included in the April 30, 2022 deferred service contract revenue was $17.1 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $206,000 and $910,000 for the six months ended October 31, 2022 and 2021, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses. The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

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

The components of finance receivables are as follows:

(In thousands)	October 31, 2022	April 30, 2022

Gross contract amount	$1,584,745	$1,378,803
Less unearned finance charges	(325,096)	(277,306)
Principal balance	1,259,649	1,101,497
Less allowance for credit losses	(272,730)	(237,823)

Finance receivables, net	$986,919	$863,674

Changes in the finance receivables, net are as follows:

	Six Months Ended October 31,
(In thousands)	2022	2021

Balance at beginning of period	$863,674	$632,270
Finance receivable originations	580,838	476,580
Finance receivable collections	(206,358)	(194,546)
Provision for credit losses	(165,068)	(106,341)
Losses on claims for accident protection plan	(11,232)	(10,012)
Inventory acquired in repossession and accident protection plan claims	(74,935)	(33,881)

Balance at end of period	$986,919	$764,070

Changes in the finance receivables allowance for credit losses are as follows:

	Six Months Ended October 31,
(In thousands)	2022	2021

Balance at beginning of period	$237,823	$177,267
Provision for credit losses	165,068	106,341
Charge-offs, net of recovered collateral and deferred ancillary product revenue	(130,161)	(74,651)

Balance at end of period	$272,730	$208,957

Amounts recovered from previously written-off accounts were approximately $1.2 million and $1.1 million for the six months ended October 31, 2022 and 2021, respectively.

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of actual charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 11% for the six months ended October 31, 2022, compared to 8.4% for the prior year period. The primary driver of the increase in net charge-offs compared to the same quarter in the prior year was an increased frequency of losses coupled with a slight increase in the relative severity of losses.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Principle collections as a percentage of average finance receivables were 17.4% for the six months ended October 31, 2022 compared to 21.9% for the same period in the prior year. Principal collections decreased primarily due to the term extensions coupled with the fewer early payoffs. Delinquencies greater than 30 days were 3.6% and 4.0% at October 31, 2022 and 2021, respectively.

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

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	October 31, 2022		April 30, 2022		October 31, 2021

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,028,291	81.63%	$958,808	87.05%	$819,314	84.78%
3 - 29 days past due	185,434	14.72%	109,873	9.97%	108,563	11.23%
30 - 60 days past due	35,258	2.80%	22,477	2.04%	24,499	2.53%
61 - 90 days past due	7,151	0.57%	7,360	0.67%	7,509	0.78%
> 90 days past due	3,515	0.28%	2,979	0.27%	6,540	0.68%
Total	$1,259,649	100.00%	$1,101,497	100.00%	$966,425	100.00%

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

	Six Months Ended October 31,
	2022	2021

Average total collected per active customer per month	$515	$486
Principal collected as a percent of average finance receivables	17.4%	21.9%
Average down-payment percentage	5.2%	6.4%
Average originating contract term (in months)	42.5	39.7

	October 31, 2022	October 31, 2021
Portfolio weighted average contract term, including modifications (in months)	44.8	40.0

The reduction of principal collected was in line with the expected change due to the average term increases and the absence of stimulus payments in the economy in the current year. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $2,478 or 15.9% from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2022, segregated by customer score.

	As of October 31, 2022

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2023	2022	2021	2020	2019	2019	Total	%
1-2	$23,888	$22,264	$5,838	$741	$12	$-	$52,743	4.2%
3-4	$174,553	$167,298	$48,272	$4,422	$157	$9	$394,711	31.3%
5-6	$329,882	$359,342	$110,775	$11,677	$505	$14	$812,195	64.5%
Total	$528,323	$548,904	$164,885	$16,840	$674	$23	$1,259,649	100.0%

The following table presents a summary of finance receivables by credit quality indicator, as of October 31, 2021, segregated by customer score.

	As of October 31, 2021

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2022	2021	2020	2019	2018	2018	Total	%
1-2	$24,599	$21,147	$6,009	$342	$17	$-	$52,114	5.4%
3-4	$150,049	$141,371	$34,291	$2,361	$100	$32	$328,204	34.0%
5-6	$263,270	$255,285	$60,690	$6,343	$477	$42	$586,107	60.6%
Total	$437,918	$417,803	$100,990	$9,046	$594	$74	$966,425	100.0%

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	October 31, 2022	April 30, 2022

Land	$12,454	$11,749
Buildings and improvements	18,836	13,876
Furniture, fixtures and equipment	18,176	16,189
Leasehold improvements	43,214	36,392
Construction in progress	15,143	14,234
Less accumulated depreciation and amortization	(42,654)	(41,002)

Total	$65,169	$51,438

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	October 31, 2022	April 30, 2022

Employee compensation	$11,854	$12,865
Deferred sales tax (see Note B)	8,354	7,388
Reserve for APP claims	4,561	4,761
Fair value of contingent consideration	3,544	3,544
Health insurance payable	977	1,041
Accrued interest payable	1,486	813
Other	2,545	2,218
Total	$33,321	$32,630

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	October 31, 2022	April 30, 2022

Non-recourse notes payable	$250,816	$399,994
Debt issuance costs	(1,194)	(4,008)

Non-recourse notes payable, net	$249,622	$395,986

Revolving line of credit	$303,637	$46,674
Debt issuance costs	(1,514)	(2,004)

Revolving line of credit, net	$302,123	$44,670

Total debt	$551,745	$440,656

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

On September 29, 2021, the Company and its subsidiaries entered into Amendment No. 3 to the Agreement, which extends the term of the revolving credit facilities to September 29, 2024 and increases the total permitted borrowings by $274 million from $326 million to $600 million. In connection with the increase, CIBC Bank USA and Axos Bank joined the group of lenders. Additionally, Amendment No. 3 amended the distribution limitation to renew the aggregate limit on the Company’s repurchases of its common stock, increased the Company’s permissible capital expenditure amount from $25 million to $35 million in the aggregate, during any fiscal year, restored the accordion feature back to $100 million, and added certain mechanics for the replacement of LIBOR as the applicable benchmark interest rate under the Agreement, including mechanics to transition upon the cessation of LIBOR to a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York.

On April 22, 2022, the Company and its subsidiaries entered into Amendment No. 4 to the Agreement, which permits the sale, contribution, or transfer of vehicle contracts to, and certain repurchases of such contracts from, a special purpose subsidiary of the Company in connection with a securitization transaction, in each case subject to specified conditions. Amendment No. 4 also replaced LIBOR as the applicable benchmark interest rate with SOFR and increased the unused line fee rate from 0.25% to 0.375% if the average daily amount outstanding during the preceding month is less than 50% of the revolver commitments.

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.35%, with a minimum of 2.25%. The interest rate under the credit facilities was 6.25% at October 31, 2022 and 2.85% at April 30, 2022. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at October 31, 2022. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at October 31, 2022, the Company had additional availability of approximately $50 million under the revolving credit facilities.

The Company recognized approximately $500,000 and $354,500 of amortization for the six months ended October 31, 2022 and 2021, respectively, related to debt issuance costs associated with the credit facilities. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

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

The Company recognized $2.8 million of amortization for the six months ended October 31, 2022 related to debt issuance costs associated with the non-recourse notes payable. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

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

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at October 31, 2022 and April 30, 2022 are as follows:

	October 31, 2022		April 30, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$4,529	$4,529	$6,916	$6,916
Restricted cash	32,565	32,565	35,671	35,671
Finance receivables, net	986,919	774,684	854,290	677,421
Accounts payable	24,763	24,763	20,055	20,055
Revolving line of credit	302,123	302,123	44,670	44,670
Non-recourse notes payable	249,622	249,622	395,986	395,986

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Weighted average shares outstanding-basic	6,368,840	6,529,846	6,371,083	6,567,020
Dilutive options and restricted stock	179,431	333,427	203,845	363,584

Weighted average shares outstanding-diluted	6,548,271	6,863,273	6,574,928	6,930,604

Antidilutive securities not included:
Options	357,500	25,000	577,500	55,000
Restricted stock	31,227	4,000	36,359	4,000

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at October 31, 2022 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.8 million ($2.1 million after tax effects) and $3.9 million ($3.0 million after tax effects) for the six months ended October 31, 2022 and 2021, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2032
Shares available for grant at October 31, 2022	77,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Six Months Ended October 31,
	2022	2021
Expected terms (years)	5.5	5.5
Risk-free interest rate	3.59%	0.86%
Volatility	55%	51%
Dividend yield	-	-

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

There were 137,500 and 30,000 options granted during the six months ended October 31, 2022 and 2021, respectively. The grant-date fair value of options granted during the six months ended October 31, 2022 and 2021 was $5.0 million and $2.1 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $2.2 million ($1.7 million after tax effects) and $3.4 million ($2.6 million after tax effects) for the six months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, the Company had approximately $5.2 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.4 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended October 31,
(Dollars in thousands)	2022	2021

Options exercised	23,000	56,500
Cash received from option exercises	$1,216	$251
Intrinsic value of options exercised	$1,204	$4,896

There were no options exercised through net settlements during the six months ended October 31, 2022.

The aggregate intrinsic value of outstanding options at October 31, 2022 and 2021 was $5.1 million and $24.2 million, respectively. As of October 31, 2022, there were 268,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $2.9 million, a weighted average remaining contractual life of 5.7 years, and a weighted average exercise price of $77.40.

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

There were 27,132 restricted shares granted during the six months ended October 31, 2022 and 4,500 restricted shares granted during the six months ended October 31, 2021. A total of 70,566 shares remained available for award at October 31, 2022. There were 172,461 unvested restricted shares outstanding as of October 31, 2022 with a weighted average grant date fair value of $60.87.

As of October 31, 2022, the Company had approximately $6.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.4 years. The Company recorded compensation cost of approximately $548,000 ($418,000 after tax effects) and $509,000 ($390,000 after tax effects) related to the Restated Incentive Plan during the six months ended October 31, 2022 and 2021, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2022 or during the first six months of fiscal 2023.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 81% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $4.4 million and $3.9 million for the six-month periods ended October 31, 2022 and 2021, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of October 31, 2022, discounted at the weighted average interest rate in effect as of October 31, 2022 of approximately 4.4%, are as follows:

Maturity of lease liabilities
2023 (remaining)	$3,791
2024	7,261
2025	7,151
2026	6,581
2027	6,058
Thereafter	51,065
Total undiscounted operating lease payments	81,907
Less: imputed interest	(20,411)
Present value of operating lease liabilities	$61,496

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at October 31, 2022.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six Months Ended October 31,
(In thousands)	2022	2021
Supplemental disclosures:
Interest paid	$15,023	$4,430
Income taxes paid, net	3,888	8,777

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	61,222	33,881
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	13,714	6,602
Net settlement option exercises	-	4,291

L – Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our interim financial statements for the period ended July 31, 2022, certain immaterial errors were identified and have been corrected in our historical information related to the classification of deferred revenue of ancillary products at the time an account is charged off and the calculation for allowance for credit losses.  The amount of deferred revenue related to ancillary products for a customer account that is charged off has historically been recognized as sales revenue at the time of charge-off because the performance obligations for the deferred revenue are no longer required to be delivered by the Company at the time of charge-off.  It was determined that this amount should be recorded as a reduction to customer accounts receivable at the time of charge-off, thus reducing the amounts historically reported in sales revenue, net charge-offs, the provision for credit losses and the allowance for credit losses as well as the corresponding deferred tax liability. As a result, certain amounts for sales revenue, provision for credit losses, charge-offs, net of collateral recovered, the allowance for credit losses and other related amounts have been revised from the amounts previously reported to correct these errors. Management has evaluated the materiality of these corrections to its prior period financial statements from a quantitative and qualitative perspective and has concluded that this change was not material to any prior annual or interim period.

The effects of the corrections to each of the individual affected line items in our Consolidated Balance Sheets and Consolidated Statements of Operations were as follows (in thousands):

	April 30, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected

Finance receivables, net	$854,290	$9,384	$863,674
Deferred income tax liabilities, net	28,233	2,216	30,449
Retained earnings	658,242	7,168	665,410

	Six Months Ended October 31, 2021
(In thousands)	As Previously Reported	Corrections	As Corrected

Sales	$498,025	$(6,602)	$491,423
Provision for credit losses	115,055	(8,714)	106,341
Provision for income taxes	13,409	493	13,902
Net income	47,860	1,619	49,479
Net income attributable to common shareholders	47,840	1,619	49,459
Earnings per share:
Basic	7.28	0.25	7.53
Diluted	6.90	0.24	7.14

	Three Months Ended October 31, 2021
(In thousands)	As Previously Reported	Corrections	As Corrected

Sales	$251,282	$(3,762)	$247,520
Provision for credit losses	60,947	(4,456)	56,491
Provision for income taxes	6,618	162	6,780
Net income	22,893	532	23,425
Net income attributable to common shareholders	22,883	532	23,415
Earnings per share:
Basic	3.50	0.09	3.59
Diluted	3.33	0.08	3.41

	Three Months Ended July 31, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected

Sales	$300,540	$(6,064)	$294,476
Provision for credit losses	82,903	(6,662)	76,241
Provision for income taxes	3,884	143	4,027
Net income	13,242	455	13,697
Net income attributable to common shareholders	13,242	455	13,697
Earnings per share:
Basic	2.08	0.07	2.15
Diluted	2.00	0.07	2.07

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	operational infrastructure investments;
●	same dealership sales and revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	customer growth;
●	gross margin percentages;
●	gross profit per retail unit sold;
●	the supply and cost of used vehicles that the Company purchases for resale;
●	new dealership openings;
●	performance of new dealerships;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	technological investments and initiatives;
●	compliance with tax regulations;
●	the Company’s business, operating and growth strategies and expectations
●	financing the majority of growth from profits; and
●	having adequate liquidity to satisfy the Company’s capital needs.

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

●	business and economic disruptions and uncertainty that may result from any future outbreaks or adverse developments with the COVID-19 pandemic or other public health crises and any efforts to mitigate the financial impact and health risks associated with such developments;
●	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop and retain qualified general managers;
●	availability of quality vehicles at prices that will be affordable to customers;
●	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of October 31, 2022, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 11%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 22.9% for the first six months of fiscal 2023 compared to the same period of fiscal 2022, due to a 31.2% increase in interest income, a 15.9% increase in the average retail sales price and a 4.6% increase in retail units sold. The prior year periods, and particularly the first quarter of the prior year, were impacted by the pandemic, resulting in lower sales volumes during such periods.

The increasing average retail sales price results from the tight supply and high demand for the vehicles the Company sells. The supply of vehicles has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 and the ongoing microchip supply shortages on new car production and sales and the availability of used vehicles in our market is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to remain tight in the near-term relative to demand, resulting in the continuation of elevated purchase costs. However, toward the end of the second quarter, the Company did begin to experience slight declines in used vehicle values.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2018 (average of 24.4%). Credit losses began to normalize to pre-pandemic levels in late fiscal year 2022. For the first six months of fiscal 2023, provision for credit losses as a percentage of sales was 27.6%.

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

The Company’s gross profit dollars per retail unit sold increased by $285, or 4.7%, during the first six months of fiscal 2023 compared to the first six months of fiscal 2022, while gross margin as a percentage of sales for the first six months of fiscal 2023 decreased to 33.2% of sales from 36.9% in the prior year period. The increase in gross profit dollars per retail unit sold and the corresponding decrease in the gross margin percentage were primarily related to the increase in average retail sales price of the vehicles sold during the respective periods coupled with inflationary pressures and increased cost of sale expenses, as some increased costs were not passed on to consumers in order to keep the retail sales price affordable.  Wholesale losses and inventory procurement challenges also contributed to the decline in the gross margin percentage particularly during the second quarter of fiscal 2023.  The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases remains high. However, the Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during fiscal 2023 and the entire fiscal year 2022.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the first six months of fiscal 2023 increased by $33.8 million, or 12.8%, over the prior year. Principal collections, as a percentage of average finance receivables, were in line with expectations at 17.4%, compared to 21.9% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period.

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

The Company will continue to prioritize its investments in areas that will allow it to improve its product and service, while operating more efficiently to support a larger, more profitable business over time. The Company recently made several additions to its senior management team, including a new President, a Chief Digital Officer, a Senior Vice President of People, a Director of Acquisitions and a Vice President of Business Operations.  The Company’s investments in its people, digital/technology, procurement/inventory management, and customer experience are critical as it moves forward to serve an ever-increasing customer base.

Immaterial Corrections to Historical Financial Information

Certain historical financial information presented in this quarterly report has been revised to correct immaterial errors in certain amounts reported in the Company’s prior financial statements related to the classification of deferred revenue of ancillary products at the time an account is charged off and the calculation for allowance for credit losses. Management has concluded that these corrections did not materially impact the Company’s operating results or financial condition in any prior annual or interim period. See Note L to the Condensed Consolidated Financial Statements for additional information.

Three months ended October 31, 2022 vs. Three months ended October 31, 2021

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended October 31,		2022 vs.	Three Months Ended October 31,
	2022	2021	2021	2022	2021
Revenues:
Sales	$303,554	$247,520	22.6%	100.0%	100.0%
Interest income	48,286	37,019	30.4	15.9	15.0
Total	351,840	284,539	23.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	206,142	157,167	31.2	67.9	63.5
Selling, general and administrative	42,911	37,161	15.5	14.1	15.0
Provision for credit losses	88,828	56,491	57.2	29.3	22.8
Interest expense	8,350	2,513	232.3	2.8	1.0
Depreciation and amortization	1,309	958	36.6	0.4	0.4
Loss on disposal of property and equipment	242	44	-	-	-
Total	347,782	254,334	36.7%

Pretax income	$4,058	$30,205		1.3%	12.2%

Operating Data:
Retail units sold	15,885	14,824
Average dealerships in operation	154	151
Average units sold per dealership per month	34.4	32.7
Average retail sales price	$18,025	$15,926
Gross profit per retail unit sold	$6,132	$6,095
Same store revenue growth	22.2%	28.2%

Period End Data:
Dealerships open	154	152
Accounts over 30 days past due	3.6%	4.0%

Revenues increased by approximately $67.3 million, or 23.7%, for the three months ended October 31, 2022 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($63.0 million) and revenue from dealerships opened after the prior year quarter ($4.3 million). Revenue growth was related to a 30.4% increase in interest income, a 13.2% increase in the average retail sales price and a 7.2% increase in retail units sold. Interest income increased approximately $11.3 million for the three months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to the $294.4 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 67.9% for the three months ended October 31, 2022 compared to 63.5% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 32.1% for the current year period compared to 36.5% for the prior year period. The primary drivers of this decrease were related to wholesale losses and inventory procurement challenges, including higher direct and indirect costs related to repair parts, transportation fees, fuel costs and other cost of sale expenses.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the second quarter of fiscal 2023 was $18,025, a $2,099 increase over the prior year quarter, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to its customers.

Selling, general and administrative expenses, as a percentage of sales, were 14.1% for the three months ended October 31, 2022, a decrease of 0.9% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, the Company has recently made increasing investments in several areas including our senior management, recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. In dollar terms, overall selling, general and administrative expenses increased approximately $5.8 million in the second quarter of fiscal 2023 compared to the same period of the prior fiscal year. The increase is primarily the result of continued investments in Company associate wages and benefits, the Company’s customer experience and collections teams, and inventory procurement processes. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 29.3% for the three months ended October 31, 2022 compared to 22.8% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the principal balance of finance receivables of $158.2 million. Net charge-offs as a percentage of average finance receivables increased to 5.8% for the three months ended October 31, 2022 compared to the prior year period of 4.4%. The Company experienced an increase in both the frequency and severity of losses.  The stimulus payments during fiscal 2021 and fiscal 2022 had positive impacts on collections and net charge-off metrics during the prior year quarter. From a long-term historical perspective, the current quarter net charge-offs were comparable to or below historical seconds quarter levels, with a five-year average of 5.6% and a ten-year average of 6.3%, despite the increase in the average retail sales price. This is consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased to 2.8% for the three months ended October 31, 2022, compared to 1.0% for the prior year period. In dollar terms, interest expense increased $5.8 million due to increasing interest rates and an increase in the average borrowings of approximately $232.1 million during the three-month period ended October 31, 2022.

Six months ended October 31, 2022 vs. Six months ended October 31, 2021

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Six Months Ended October 31,		2022 vs.	Six Months Ended October 31,
	2022	2021	2021	2022	2021

Revenues:
Sales	$598,031	$491,423	21.7%	100.0%	100.0%
Interest income	92,627	70,605	31.2	15.5	14.4
Total	690,658	562,028	22.9

Costs and expenses:
Cost of sales, excluding depreciation shown below	399,257	309,930	28.8	66.8	63.1
Selling, general and administrative	86,145	75,961	13.4	14.4	15.5
Provision for credit losses	165,068	106,341	55.2	27.6	21.6
Interest expense	15,695	4,496	249.1	2.6	0.9
Depreciation and amortization	2,460	1,873	31.3	0.4	0.4
Loss (gain) on disposal of property and equipment	251	46	-	-	-
Total	668,876	498,647	34.1%

Pretax income	$21,782	$63,381		3.6%	12.9%

Operating Data:
Retail units sold	31,421	30,043
Average stores in operation	154	151
Average units sold per store per month	34.0	33.2
Average retail sales price	$18,045	$15,567
Gross profit per retail unit	$6,326	$6,041
Same store revenue change	21.4%	36.7%

Period End Data:
Stores open	154	152
Accounts over 30 days past due	3.6%	4.0%

Revenues increased by approximately $128.6 million, or 22.9%, for the six months ended October 31, 2022 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full six months in both current and prior year period ($120.0 million) and revenue growth from dealerships opened during or after the prior year quarter ($8.6 million). Revenue growth was primarily related to a 15.9% increase in the average retail sales price and a 4.6% increase in retail units sold. Interest income increased approximately $22.0 million for the six months ended October 31, 2022, as compared to the same period in the prior fiscal year, due to the $294.7 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 66.8% for the six months ended October 31, 2022 compared to 63.1% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 33.2% for the current year period compared to 36.9% for the prior year period. The primary drivers of this decrease were related to wholesale losses, particularly in the second quarter, and inventory procurement challenges, including higher direct and indirect costs related to repair parts, transportation fees, fuel costs and other cost of sale expenses. The increase in purchase costs of the vehicles purchased for resale during the six months ended October 31, 2022 as compared to the same period in the prior fiscal year also contributed to the gross margin percentage decline. The average retail sales price for the six months ended October 31, 2022 was $18,045, an increase of $2,478 or 15.9% over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 14.4% for the six months ended October 31, 2022, a decrease of 1.1% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $10.2 million in the six months ended October 31, 2022, compared to the same period of the prior fiscal year. The increase is primarily the result of investments in Company associate wages and benefits, the Company’s customer experience and collections teams, and inventory procurement processes as part of the Company’s recent initiatives to invest in several areas of the business, including our senior management, recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 27.6% for the six months ended October 31, 2022 compared to 21.6% for the six months ended October 31, 2021. Net charge-offs as a percentage of average finance receivables were 11.0% for the six months ended October 31, 2022 and 8.4% for the prior year period. The Company experienced an increase in both the frequency and severity of losses.  The stimulus payments during fiscal 2021 and fiscal 2022 had positive impacts on collections and net charge-off metrics during the prior year period. The Company believes the collections results during the first six months of fiscal 2023 are comparable to long-term historical results and are consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased to 2.6% for the six months ended October 31, 2022, compared to 0.9% for the prior year period. In dollar terms, interest expense increased $11.2 million due to increasing interest rates and an increase in the average borrowings of approximately $236.9 million during the six-month period ended October 31, 2022.

.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	October 31, 2022	April 30, 2022
Assets:
Finance receivables, net	$986,919	$863,674
Inventory	130,298	115,302
Income tax receivable, net	4,389	274
Property and equipment, net	65,169	51,438

Liabilities:
Accounts payable and accrued liabilities	58,084	52,685
Deferred revenue	106,508	92,491
Deferred tax liabilities, net	35,620	30,449
Non-recourse notes payable	249,622	395,986
Revolving line of credit	302,123	44,670

Finance receivables, net, have increased 14.3% and 30.3% since April 30, 2022 and October 31, 2021, respectively, while revenues have grown 22.9% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The year-over-year results for the current fiscal year period are consistent with the historical pattern.

During the first six months of fiscal 2023, inventory increased by $15.0 million compared to inventory at April 30, 2022. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with higher costs in preparing vehicles for resale primarily related to supply chain issues and other shop delays.

Property and equipment, net, increased by $13.7 million at October 31, 2022 as compared to property and equipment, net, at April 30, 2022. The Company incurred $16.5 million in expenditures during the first six months of fiscal 2023 primarily related to technology investments, designed to attract additional sales opportunities, and remodeling or relocating existing locations in order to support growth. The net increase to property and equipment, net, was partially offset by $2.5 million in depreciation expense.

Accounts payable and accrued liabilities increased by $5.4 million during the first six months of fiscal 2023 as compared to accounts payable and accrued liabilities at April 30, 2022, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Income taxes receivable, net, was $4.4 million at October 31, 2022 compared to income taxes receivable, net, of $274,000 at April 30, 2022, primarily due to the timing of quarterly tax payments.

Deferred revenue increased $14.0 million at October 31, 2022 as compared to April 30, 2022, primarily resulting from increased sales of the accident protection plan product and service contracts and the longer terms on the new service contracts.

Deferred income tax liabilities, net, increased approximately $5.2 million at October 31, 2022 as compared to April 30, 2022, due primarily to the increase in finance receivables, net.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, and (v) common stock repurchases. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. The Company also recently accessed the securitization market at the end of fiscal 2022 to increase its borrowing capacities. The increased borrowings during the second quarter of fiscal 2023 are primarily due to an increase in finance receivables, with longer terms, and a growing customer base. In the first six months of fiscal 2023, the Company funded finance receivables growth of $158 million, inventory growth of $15 million, $5.2 million in common stock repurchases, and capital expenditures of $16.5 million with income from operations and a $116.6 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended October 31,
	2022	2021
Operating activities:
Net income	$16,836	$49,479
Provision for credit losses	165,068	106,341
Losses on claims for accident protection plan	11,232	10,012
Depreciation and amortization	2,460	1,873
Stock based compensation	2,798	3,949
Finance receivable originations	(580,838)	(476,580)
Finance receivable collections	206,358	194,546
Inventory	46,226	7,155
Accounts payable and accrued liabilities	5,660	5,034
Deferred accident protection plan revenue	13,328	10,018
Deferred service contract revenue	14,402	15,504
Income taxes, net	(4,321)	(162)
Deferred income taxes	5,171	4,378
Accrued interest on finance receivables	(456)	(1,019)
Other	3,398	(479)
Total	(92,678)	(69,951)

Investing activities:
Purchase of property and equipment	(16,452)	(6,844)
Other	(215)	(225)
Total	(16,667)	(7,069)

Financing activities:
Revolving credit facilities, net	256,977	99,599
Payments on note payable	(149,184)	-
Change in cash overdrafts	-	(719)
Debt issuance costs	(90)	(1,788)
Purchase of common stock	(5,196)	(19,963)
Dividend payments	(20)	(20)
Exercise of stock options and issuance of common stock	1,365	(858)
Total	103,852	76,251

Decrease in cash, cash equivalents, and restricted cash	$(5,493)	$(769)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and common stock repurchases. To the extent finance receivables grow, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities. The majority of the Company’s growth has been self-funded.

Cash flows from operations for the six months ended October 31, 2022 compared to the same period in the prior fiscal year decreased primarily as a result of larger finance receivable originations and deferred revenue, partially offset by an increase in finance receivable collections. Finance receivables, net, increased by $123.2 million from April 30, 2022 to October 31, 2022.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. The impacts of the COVID-19 pandemic on the business operations of auctions and wholesalers as well as slowdowns in new car production and sales during fiscal 2022 and into fiscal 2023 due to the pandemic and other supply chain issues further increased the price and reduced the quantity of used cars available for purchase by the Company. The Company expects these effects on used vehicle supply to continue for the short term.  The Company did start to experience some slight decline in used car prices during the second quarter of fiscal 2023.

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

The Company’s liquidity is also impacted by our credit losses. Macro-economic factors such as unemployment levels and general inflation can significantly affect our collection results and ultimately credit losses. Currently, as our customers look to cover rising costs of non-discretionary items, such as groceries and gasoline, it may impact their ability to make their car payments. Additionally, the long-term economic impact of the COVID-19 pandemic and the resulting effects on the Company’s collections and credit loss results remains uncertain. The Company continually makes improvements to its business processes to strengthen controls and provide stronger infrastructure to support its collections efforts. The Company continues to strive to reduce credit losses in spite of the current economic challenges and continued competitive pressures by improving deal structures. Management continues to focus on improved execution at the dealership level, specifically as related to working individually with customers concerning collection issues.

The Company has generally leased the majority of the properties where its dealerships are located. As of October 31, 2022, the Company leased approximately 81% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At October 31, 2022, the Company had approximately $4.5 million of cash on hand and approximately an additional $72.8 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company has also recently accessed the securitization market with an inaugural issuance in April 2022 of $400 million in aggregate principal amount of non-recourse asset-backed notes. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $750,000 at October 31, 2022.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of October 31, 2022.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At October 31, 2022, the weighted average total contract term was 44.8 months with 35.5 months remaining. The reserve amount in the allowance for credit losses at October 31, 2022, $272.7 million, was 23.65% of the principal balance in finance receivables of $1.3 billion, less unearned accident protection plan revenue of $49.2 million and unearned service contract revenue of $57.3 million.

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

●	An adjustment to the first twelve months to reflect the significant increase in the average amount financed and the resulting monthly payment and term length.

●	A forecast of expected losses for a period of one year, including considerations for the impact of forecasted levels of inflation and other macroeconomic factors.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses. The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables.  The amendments in this update are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $302.1 million at October 31, 2022. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.0 million and a corresponding decrease in net income before income tax. The Company’s non-recourse notes payable bear interest at a fixed interest rate; however, if the Company were to access the securitization market again in the near term, the Company expects that the benchmark interest rates and spreads payable under such new non-recourse notes would be higher than the interest rate payable under the Company’s currently outstanding non-recourse notes.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management has evaluated (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2022.

In connection with the preparation of the Company’s consolidated financial statements for the three and six months ended October 31, 2022, management identified an error in the historical credit loss input in the Company’s current expected credit losses (“CECL”) analysis for determining the Company’s allowance for credit losses. See Note L to the Condensed Consolidated Financial Statements for information regarding the related immaterial error corrections to the Company’s historical financial information. Management has evaluated the materiality of these corrections to its prior period financial statements from a quantitative and qualitative perspective and has concluded that this change was not material to the Company’s operating results or financial condition in any prior annual or interim period. However, management concluded that at October 31, 2022, there was a material weakness in the Company’s internal control over financial reporting related to the lack of precision of management’s review control around the inputs and results in the CECL analysis, including a reduction in technical accounting expertise and lack of segregation of duties among certain processes and control owners due to recent staffing turnover, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements may not be prevented or detected on a timely basis as of October 31, 2022. As discussed below, the Company has taken and is taking steps to remediate such material weakness in the Company’s internal control over financial reporting.

Because of the material weakness in our internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, the Company’s disclosure controls and procedures were not effective. However, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in the Company’s internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Remediation Efforts

The Company is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. Management has begun implementing remediation efforts to address the identified material weakness.

Management is remediating the material weakness that led to the Company’s inability to identify errors in the Company’s CECL analysis for calculating the allowance for credit losses by filling recently vacated positions and expanding the technical accounting expertise within the financial reporting group, by implementing additional third-party software to assist in supporting management’s analysis and processes and by further strengthening the precision of management’s review controls on the CECL analysis.

Management believes the steps outlined above will remediate the material weakness in internal controls over financial reporting identified above. These actions are subject to ongoing senior management review, as well as audit committee oversight. The Company will continue to monitor and improve its internal controls over financial reporting. The Company may take additional steps or modify its plans for remediation to provide for reasonable assurance that the Company effectively maintains internal controls over financial reporting. Management will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

b)	Changes in Internal Control Over Financial Reporting

The Company is taking actions to remediate the material weakness relating to the Company’s internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the second quarter of fiscal 2023.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on February 19, 2014).

10.1	Employment Agreement, dated as of September 6, 2022, between America’s Car Mart, Inc., an Arkansas corporation, and Douglas Campbell (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 26, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

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

Dated: December 9, 2022