Form 10-Q
period 2023-01-31
AMERICAS CARMART INC
filed 2023-03-10
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 10, 2023
Common stock, par value $.01 per share	6,370,031

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	America’s Car-Mart, Inc.
January 31, 2023 and April 30, 2022

(Dollars in thousands except share and per share amounts)	January 31, 2023	April 30, 2022
Assets:	(Unaudited)
Cash and cash equivalents	$4,322	$6,916
Restricted cash	61,148	35,671
Accrued interest on finance receivables	6,249	4,926
Finance receivables, net	1,023,181	863,674
Inventory	131,616	115,302
Income tax receivable, net	6,700	274
Prepaid expenses and other assets	11,297	9,044
Right-of-use asset	59,389	58,828
Goodwill	11,666	8,623
Property and equipment, net	69,112	51,438
Total Assets	$1,384,680	$1,154,696

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$27,401	$20,055
Deferred accident protection plan revenue	49,901	43,936
Deferred service contract revenue	60,428	48,555
Accrued liabilities	35,527	32,630
Deferred income tax liabilities, net	37,333	30,449
Lease liability	62,354	61,481
Non-recourse notes payable	588,310	395,986
Revolving line of credit	27,782	44,670
Total liabilities	889,036	677,762

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:

Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,698,095 and 13,642,185 issued at January 31, 2023 and April 30, 2022, respectively, of which 6,370,031 and 6,371,977 were outstanding at January 31, 2023 and April 30, 2022, respectively	137	136
Additional paid-in capital	108,704	103,113
Retained earnings	683,724	665,410
Less: Treasury stock, at cost, 7,328,064 and 7,270,208 shares at January 31, 2023 and April 30, 2022, respectively	(297,421)	(292,225)
Total stockholders' equity	495,144	476,434
Non-controlling interest	100	100
Total equity	495,244	476,534

Total Liabilities, Mezzanine Equity and Equity	$1,384,680	$1,154,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2023 and 2022

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in thousands except share and per share amounts)	2023	2022	2023	2022
Revenues:	(Unaudited)		(Unaudited)
Sales	$275,467	$248,312	$873,499	$739,734
Interest and other income	51,063	38,980	143,690	109,586

Total revenues	326,530	287,292	1,017,189	849,320

Costs and expenses:
Cost of sales	183,014	157,248	582,271	467,179
Selling, general and administrative	44,737	39,179	130,881	115,140
Provision for credit losses	85,650	61,646	250,719	167,987
Interest expense	9,765	2,944	25,460	7,439
Depreciation and amortization	1,537	950	3,997	2,823
Loss on disposal of property and equipment	68	42	320	88
Total costs and expenses	324,771	262,009	993,648	760,656

Income before taxes	1,759	25,283	23,541	88,664

Provision for income taxes	251	6,143	5,197	20,046

Net income	$1,508	$19,140	$18,344	$68,618

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)	(30)	(30)

Net income attributable to common stockholders	$1,498	$19,130	$18,314	$68,588

Earnings per share:
Basic	$0.24	$2.95	$2.87	$10.49
Diluted	$0.23	$2.82	$2.79	$9.97

Weighted average number of shares used in calculation:
Basic	6,370,031	6,487,310	6,370,732	6,540,450
Diluted	6,536,785	6,779,641	6,562,214	6,880,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	America’s Car-Mart, Inc.
Nine Months Ended January 31, 2023 and 2022

	Nine Months Ended January 31,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities:
Net income	$18,344	$68,618
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	250,719	167,987
Losses on claims for accident protection plan	17,717	14,748
Depreciation and amortization	3,997	2,823
Amortization of debt issuance costs	4,187	559
Loss on disposal of property and equipment	320	88
Stock based compensation	4,154	4,706
Deferred income taxes	6,884	6,390
Excess tax benefit from share based compensation	206	912
Change in operating assets and liabilities:
Finance receivable originations	(841,445)	(718,275)
Finance receivable collections	308,671	293,458
Accrued interest on finance receivables	(1,323)	(853)
Inventory	74,803	18,822
Prepaid expenses and other assets	(2,253)	(3,006)
Accounts payable and accrued liabilities	6,760	4,031
Deferred accident protection plan revenue	13,987	14,775
Deferred service contract revenue	17,565	22,034
Income taxes, net	(6,632)	(488)
Net cash used in operating activities	(123,339)	(102,671)

Investing Activities:
Purchase of investments	(3,043)	(1,318)
Purchase of property and equipment	(22,075)	(13,881)
Proceeds from sale of property and equipment	84	-
Net cash used in investing activities	(25,034)	(15,199)

Financing Activities:
Exercise of stock options	1,216	(984)
Issuance of common stock	222	225
Purchase of common stock	(5,196)	(26,503)
Dividend payments	(30)	(30)
Change in cash overdrafts	3,795	(1,801)
Debt issuance costs	(2,001)	(1,787)
Proceeds from non-recourse notes payable	400,176	-
Payments on non-recourse notes payable	(209,327)	-
Proceeds from revolving line of credit	381,825	248,817
Payments on revolving line of credit	(399,424)	(100,357)
Net cash provided by financing activities	171,256	117,580

Increase (Decrease) in cash, cash equivalents, and restricted cash	22,883	(290)
Cash, cash equivalents, and restricted cash beginning of period	42,587	2,893

Cash, cash equivalents, and restricted cash end of period	$65,470	$2,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2023

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity
Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,697	-	-	13,697
Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$679,097	$(297,421)	$100	$488,304

Issuance of common stock	1,235	-	64	-	-	-	64
Stock based compensation	-	-	820	-	-	-	820
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	3,139	-	-	3,139
Balance at October 31, 2022 (Unaudited)	13,696,904	$137	$107,275	$682,226	$(297,421)	$100	$492,317

Issuance of common stock	1,191	-	73	-	-	-	73
Stock based compensation	-	-	1,356	-	-	-	1,356
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	1,508	-	-	1,508
Balance at January 31, 2023 (Unaudited)	13,698,095	$137	$108,704	$683,724	$(297,421)	$100	$495,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity	America’s Car-Mart, Inc.
Three and Nine Months Ended January 31, 2022

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity
Balance at April 30, 2021	13,591,889	$136	$98,812	$570,505	$(257,527)	$100	$412,026

Issuance of common stock	673	-	81	-	-	-	81
Stock options exercised	15,281	-	(1,007)	-	-	-	(1,007)
Purchase of 81,742 treasury shares	-	-	-	-	(11,618)	-	(11,618)
Stock based compensation	-	-	2,972	-	-	-	2,972
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	26,054	-	-	26,054
Balance at July 31, 2021 (Unaudited)	13,607,843	$136	$100,858	$596,549	$(269,145)	$100	$428,498

Issuance of common stock	7,186	-	68	-	-	-	68
Stock options exercised	8,381	-	-	-	-	-	-
Purchase of 66,701 treasury shares	-	-	-	-	(8,345)	-	(8,345)
Stock based compensation	-	-	977	-	-	-	977
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	23,425	-	-	23,425
Balance at October 31, 2021 (Unaudited)	13,623,410	$136	$101,903	$619,964	$(277,490)	$100	$444,613

Issuance of common stock	872	-	76	-	-	-	76
Stock options exercised	500	-	23	-	-	-	23
Purchase of 63,761 treasury shares	-	-	-	-	(6,540)	-	(6,540)
Stock based compensation	-	-	757	-	-	-	757
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	19,140	-	-	19,140
Balance at January 31, 2022 (Unaudited)	13,624,782	$136	$102,759	$639,094	$(284,030)	$100	$458,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2023, the Company operated 157 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of January 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2022.

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

As of January 31, 2023, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution. The Company’s revolving credit facilities mature in September 2024.

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

Restricted cash consisted of the following at January 31, 2023 and April 30, 2022:

(In thousands)	January 31, 2023	April 30, 2022
Restricted cash from collections on auto finance receivables	$37,559	$24,242
Restricted cash on deposit in reserve accounts	23,589	11,429

Restricted Cash	$61,148	$35,671

Financing and Securitization Transactions

The Company utilizes term securitizations to provide long-term funding for a portion of the auto finance receivables initially funded through the debt facilities. In these transactions, a pool of auto finance receivables is sold to a special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

The Company is required to evaluate term securitization trusts for consolidation. In the Company’s role as servicer for each securitization, it possesses non-substantive voting rights and has the power to direct the activities of the trust that most significantly impact the economic performance of the trust. In addition, the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trust, remain with the Company. Accordingly, the Company is the primary beneficiary of the trust and is required to consolidate it.

The Company recognizes transfers of auto finance receivables into the term securitizations as secured borrowings, which result in recording the auto finance receivables and the related non-recourse notes payable on our consolidated balance sheet. These auto finance receivables can only be used as collateral to settle obligations of the related non-recourse notes payable. The term securitization investors have no recourse to the Company’s assets beyond the related auto finance receivables, the amounts on deposit in the reserve account, and the restricted cash from collections on auto finance receivables. See Notes C and F for additional information on auto finance receivables and non-recourse notes payable.

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry an average interest rate of approximately 16.5% using the simple effective interest method including any deferred fees. In December 2022, the Company changed the interest rate on new originations of installment sale contracts to 18% in all states in which it operates, except for Arkansas (remains at 16.5%) and Illinois (19.5 – 21.5%). Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($6.2 million at January 31, 2023 and $4.9 million at April 30, 2022 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 79% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On January 31, 2023, 3.7% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.0% at April 30, 2022.

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

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. At January 31, 2023, the weighted average total contract term was 45.4 months with 35.5 months remaining. The allowance for credit losses at January 31, 2023, $283 million, was 23.65% of the principal balance in finance receivables of $1.3 billion, less deferred accident protection plan revenue of $49.9 million and deferred service contract revenue of $60.4 million. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and other quantitative considerations, such as changes in contract characteristics (i.e., average amount financed and term), delinquency levels, collateral values, current economic conditions and underwriting and collection practices. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses as of January 31, 2023. The calculation of the allowance for credit losses uses the following primary factors:

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
●

An adjustment for current asset-specific characteristics to account for differences between the benign inflation environment that existed for loans within our historical credit loss experience and the significant inflationary environment impacting our current loans portfolio.

●	Considerations of current levels of inflation and other macroeconomic factors and the impact that may have on our expectation of credit losses.

A historical point loss rate is produced by this analysis, which is then adjusted for reasonable and supportable forecasts of macroeconomic factors. This includes the review of static pools coupled with any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. No such liability was required at January 31, 2023 or April 30, 2022.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the nine months ended January 31, 2023 or during the 2022 fiscal year.

Goodwill totaled $11.7 million at January 31, 2023 and $8.6 million at April 30, 2022.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 22.1% and 22.6% for the nine months ended January 31, 2023 and January 31, 2022, respectively. Total income tax expense for the nine months ended January 31, 2023 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $206,000 and $912,000 for the nine months ended January 31, 2023 and 2022, respectively, related to excess tax benefits on share based compensation.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2023 or April 30, 2022.

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

Sales for the three and nine months ended January 31, 2023 and 2022 consisted of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(In thousands)	2023	2022	2023	2022
Sales – used autos	$239,079	$217,638	$761,875	$650,972
Wholesales – third party	13,007	11,706	44,049	35,442
Service contract sales	14,577	11,153	41,765	30,534
Accident protection plan revenue	8,804	7,815	25,810	22,786

Total	$275,467	$248,312	$873,499	$739,734

At January 31, 2023 and 2022, finance receivables more than 90 days past due were approximately $4.0 million and $5.2 million, respectively. Late fee revenues totaled approximately $3.1 million and $2.2 million for the nine months ended January 31, 2023 and 2022, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations. The amount of revenue recognized for the nine months ended January 31, 2023 that was included in the April 30, 2022 deferred service contract revenue was $22.8 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $206,000 and $912,000 for the nine months ended January 31, 2023 and 2022, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18% per annum (16.5% in Arkansas, 19.5% to 21.5% in Illinois), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 54 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	January 31, 2023	April 30, 2022
Gross contract amount	$1,643,982	$1,378,803
Less unearned finance charges	(338,026)	(277,306)
Principal balance	1,305,956	1,101,497
Less allowance for credit losses	(282,775)	(237,823)

Finance receivables, net	$1,023,181	$863,674

Changes in the finance receivables, net are as follows:

	Nine Months Ended January 31,
(In thousands)	2023	2022
Balance at beginning of period	$863,674	$632,270
Finance receivable originations	841,445	718,275
Finance receivable collections	(308,671)	(293,458)
Provision for credit losses	(250,719)	(167,987)
Losses on claims for accident protection plan	(17,717)	(14,748)
Inventory acquired in repossession and accident protection plan claims	(104,831)	(67,363)

Balance at end of period	$1,023,181	$806,989

Changes in the finance receivables allowance for credit losses are as follows:

	Nine Months Ended January 31,
(In thousands)	2023	2022
Balance at beginning of period	$237,823	$177,267
Provision for credit losses	250,719	167,987
Charge-offs, net of recovered collateral and deferred ancillary product revenue	(205,769)	(123,042)
Recoveries of amounts previously written off	2	2

Balance at end of period	$282,775	$222,214

The factors which influenced management’s judgment in determining the amount of the current period provision for credit losses are described below.

The historical level of actual charge-offs, net of recovered collateral, is the most important factor in determining the provision for credit losses. This is due to the fact that once a contract becomes delinquent the account is either made current by the customer, the vehicle is repossessed, or the account is written off if the collateral cannot be recovered. Net charge-offs as a percentage of average finance receivables increased to 16.9% for the nine months ended January 31, 2023, compared to 13.3% for the prior year period. The primary driver of the increase in net charge-offs compared to the same quarter in the prior year was an increased frequency of losses coupled with a slight increase in the relative severity of losses.

Collections and delinquency levels can have a significant effect on additions to the allowance and are reviewed frequently. Principle collections as a percentage of average finance receivables were 25.4% for the nine months ended January 31, 2023 compared to 31.7% for the same period in the prior year. Principal collections decreased primarily due to the term extensions coupled with the fewer early payoffs. Delinquencies greater than 30 days were 3.7% and 4.0% at January 31, 2023 and 2022, respectively.

In addition to the objective factors discussed above, the Company also considers macro-economic factors that would affect its customers’ non-discretionary income, such as changes in unemployment levels, gasoline prices, and prices for staple items to develop reasonable and supportable forecasts for the lifetime expected losses. These economic forecasts are utilized alongside historical loss information in order to estimate expected losses in the portfolio over the following twelve-month period, at which point the Company will immediately revert to the point estimate produced by the Company’s analysis of historical loss information to estimate expected losses from the portfolio for the remaining contractual lives of its finance receivables. See “Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses” in Note B for a description of the historical data included in this analysis.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	January 31, 2023		April 30, 2022		January 31, 2022
	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,011,877	77.48%	$958,808	87.05%	$841,635	81.78%
3 - 29 days past due	245,939	18.83%	109,873	9.97%	146,609	14.24%
30 - 60 days past due	36,447	2.79%	22,477	2.04%	29,062	2.81%
61 - 90 days past due	7,700	0.59%	7,360	0.67%	6,682	0.65%
> 90 days past due	3,993	0.31%	2,979	0.27%	5,215	0.51%
Total	$1,305,956	100.00%	$1,101,497	100.00%	$1,029,203	100.00%

Accounts one and two days past due are considered current for this analysis, due to the varying payment dates and variation in the day of the week at each period end. Delinquencies may vary from period to period based on the average age of the portfolio, seasonality within the calendar year, the day of the week, and overall economic factors. The current quarter ended on the highest delinquency day on average, Tuesday, compared to the prior year quarter which ended on the lowest delinquency date on average, Saturday. Delinquencies were also impacted by severe weather during January 2023, which caused multiple locations to close operations for several days.  The above categories are consistent with internal operational measures used by the Company to monitor credit results.

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

	Nine Months Ended January 31,
	2023	2022
Average total collected per active customer per month	$516	$487
Principal collected as a percent of average finance receivables	25.4%	31.7%
Average down-payment percentage	5.4%	6.1%
Average originating contract term (in months)	42.5	39.6

	January 31, 2023	January 31, 2022
Portfolio weighted average contract term, including modifications (in months)	45.4	41.2

The reduction of principal collected was in line with the expected change due to the average term increases and the absence of stimulus payments in the economy in the current year. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $2,114 or 13.3% from the prior year period.

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

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2023, segregated by customer score.

(Dollars in	As of January 31, 2023
thousands)	Fiscal Year of Origination
Customer Rating	2023	2022	2021	2020	2019	Prior to 2019	Total	%
1-2	$31,580	$17,295	$4,212	$545	$35	$12	$53,679	4.1%
3-4	$232,273	$135,531	$36,562	$2,974	$332	$192	$407,864	31.2%
5-6	$437,566	$307,513	$89,582	$8,389	$910	$453	$844,413	64.7%
Total	$701,419	$460,339	$130,356	$11,908	$1,277	$657	$1,305,956	100.0%

The following table presents a summary of finance receivables by credit quality indicator, as of January 31, 2022, segregated by customer score.

(Dollars in	As of January 31, 2022
thousands)	Fiscal Year of Origination
Customer Rating	2022	2021	2020	2019	2018	Prior to 2018	Total	%
1-2	$31,704	$16,129	$3,921	$170	$3	$-	$51,927	5.0%
3-4	$207,084	$112,330	$23,042	$1,205	$36	$17	$343,714	33.4%
5-6	$372,508	$214,120	$43,186	$3,498	$230	$20	$633,562	61.6%
Total	$611,296	$342,579	$70,149	$4,873	$269	$37	$1,029,203	100.0%

D – Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	January 31, 2023	April 30, 2022
Land	$12,386	$11,749
Buildings and improvements	19,314	13,876
Furniture, fixtures and equipment	18,695	16,189
Leasehold improvements	46,102	36,392
Construction in progress	16,320	14,234
Less accumulated depreciation and amortization	(43,705)	(41,002)

Total	$69,112	$51,438

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	January 31, 2023	April 30, 2022
Employee compensation	$9,062	$12,865
Cash overdrafts (see Note B)	3,795	-
Deferred sales tax (see Note B)	8,499	7,388
Reserve for APP claims	5,161	4,761
Fair value of contingent consideration	5,143	3,544
Health insurance payable	918	1,041
Accrued interest payable	516	813
Other	2,433	2,218

Total	$35,527	$32,630

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	January 31, 2023	April 30, 2022
Non-recourse notes payable	$590,848	$399,994
Debt issuance costs	(2,538)	(4,008)

Non-recourse notes payable, net	$588,310	$395,986

Revolving line of credit	$29,061	$46,674
Debt issuance costs	(1,279)	(2,004)

Revolving line of credit, net	$27,782	$44,670

Total debt	$616,092	$440,656

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

The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.75%, with a minimum of 2.25%. The interest rate under the credit facilities was 7.5% at January 31, 2023 and 2.85% at April 30, 2022. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at January 31, 2023. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at January 31, 2023, the Company had additional availability of approximately $148 million under the revolving credit facilities.

The Company recognized approximately $734,000 and $559,000 of amortization for the nine months ended January 31, 2023 and 2022, respectively, related to debt issuance costs associated with the credit facilities. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

Non-Recourse Notes Payable

On April 27, 2022, non-recourse notes payable of $400.0 million were issued in four classes with a weighted average fixed coupon rate of 5.14% per annum and collateralized by auto loans directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transaction accrue interest predominately at fixed rates and have scheduled maturities through April 20, 2029, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. See Note B for additional information.

On January 31, 2023, non-recourse notes payable of $400.2 million were issued in four classes with a weighted average fixed coupon rate of 8.68% per annum and collateralized by auto loans directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transaction accrue interest predominately at fixed rates and have scheduled maturities through January 22, 2030, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. See Note B for additional information.

The Company recognized $3.4 million of amortization for the nine months ended January 31, 2023 related to debt issuance costs associated with the non-recourse notes payable. The amortization is reflected as interest expense in the Company’s Condensed Consolidated Statements of Operations.

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

The methodology and assumptions utilized to estimate the fair value of the Company’s financial instruments are as follows:

Financial Instrument	Valuation Methodology

Cash, cash equivalents, and restricted cash	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instruments (Level 1).

Finance receivables, net	The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties, bought and sold portfolios and had a third-party appraisal in October 2022 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated (Level 2).

Accounts payable	The carrying amount is considered to be a reasonable estimate of fair value due to the short-term nature of the financial instrument (Level 2).

Revolving line of credit	The fair value approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).
Non-recourse notes payable	The fair value was based upon inputs derived from prices for similar instruments at period end (Level 2).

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at January 31, 2023 and April 30, 2022 are as follows:

	January 31, 2023		April 30, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,322	$4,322	$6,916	$6,916
Restricted cash	61,148	61,148	35,671	35,671
Finance receivables, net	1,023,181	803,163	854,290	677,421
Accounts payable	27,401	27,401	20,055	20,055
Revolving line of credit	27,782	27,782	44,670	44,670
Non-recourse notes payable	588,310	588,310	395,986	395,986

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Weighted average shares outstanding-basic	6,370,031	6,487,310	6,370,732	6,540,450
Dilutive options and restricted stock	166,754	292,331	191,482	339,833

Weighted average shares outstanding-diluted	6,536,785	6,779,641	6,562,214	6,880,283

Antidilutive securities not included:
Options	357,500	205,000	935,000	86,667
Restricted stock	24,565	4,000	60,924	2,667

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at January 31, 2023 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $4.2 million ($3.2 million after tax effects) and $4.7 million ($3.6 million after tax effects) for the nine months ended January 31, 2023 and 2022, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

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

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2032
Shares available for grant at January 31, 2023	262,500

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Nine Months Ended January 31,
	2023	2022
Expected terms (years)	5.5	5.5
Risk-free interest rate	3.59%	0.86%
Volatility	55%	51%
Dividend yield	-	-

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

There were 137,500 and 30,000 options granted during the nine months ended January 31, 2023 and 2022, respectively. The grant-date fair value of options granted during the nine months ended January 31, 2023 and 2022 was $5.0 million and $2.1 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $3.0 million ($2.3 million after tax effects) and $4.0 million ($3.1 million after tax effects) for the nine months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, the Company had approximately $4.4 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.3 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended January 31,
(Dollars in thousands)	2023	2022
Options exercised	23,000	57,000
Cash received from option exercises	$1,216	$274
Intrinsic value of options exercised	$1,204	$4,924

There were no options exercised through net settlements during the nine months ended January 31, 2023.

The aggregate intrinsic value of outstanding options at January 31, 2023 and 2022 was $11.5 million and $14.2 million, respectively. As of January 31, 2023, there were 308,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $5.5 million, a weighted average remaining contractual life of 5.7 years, and a weighted average exercise price of $81.50.

Stock Incentive Plan

On August 5, 2015, the shareholders of the Company approved the Amended and Restated Stock Incentive Plan (the “Restated Incentive Plan”), which extended the term of the Company’s Stock Incentive Plan to June 10, 2025. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Stock Incentive Plan that increased the number of shares of common stock that may be issued under the Restated Incentive Plan by 100,000 shares to 450,000 shares. For shares issued under the Stock Incentive Plan, the associated compensation expense is generally recognized equally over the vesting periods established at the award date and is subject to the employee’s continued employment by the Company.

There were 40,470 restricted shares granted during the nine months ended January 31, 2023 and 10,250 restricted shares granted during the nine months ended January 31, 2022. A total of 57,288 shares remained available for award at January 31, 2023. There were 185,739 unvested restricted shares outstanding as of January 31, 2023 with a weighted average grant date fair value of $61.68.

As of January 31, 2023, the Company had approximately $6.6 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 4.1 years. The Company recorded compensation cost of approximately $1.1 million ($862,000 after tax effects) and $656,000 ($497,000 after tax effects) related to the Restated Incentive Plan during the nine months ended January 31, 2023 and 2022, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2022 or during the first nine months of fiscal 2023.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 79% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $6.5 million and $5.9 million for the nine-month periods ended January 31, 2023 and 2022, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of January 31, 2023, discounted at the weighted average interest rate in effect as of January 31, 2023 of approximately 4.4%, are as follows:

Maturity of lease liabilities
2023 (remaining)	$1,990
2024	7,671
2025	7,582
2026	7,017
2027	6,498
Thereafter	51,779
Total undiscounted operating lease payments	82,537
Less: imputed interest	(20,183)
Present value of operating lease liabilities	$62,354

The Company has two standby letters of credit relating to insurance policies totaling $2,850,000 at January 31, 2023.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine Months Ended January 31,
(In thousands)	2023	2022
Supplemental disclosures:
Interest paid	$25,757	$7,278
Income taxes paid, net	4,742	13,232

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	91,117	56,155
Reduction in net receivables for deferred ancillary product revenue at time of charge-off	13,714	11,208
Net settlement option exercises	-	4,291

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

The effects of the corrections to each of the individual affected line items in our Consolidated Balance Sheets and Consolidated Statements of Operations were as follows (in thousands):

	April 30, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected
Finance receivables, net	$854,290	$9,384	$863,674
Deferred income tax liabilities, net	28,233	2,216	30,449
Retained earnings	658,242	7,168	665,410

	Three Months Ended January 31, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected
Sales	$252,918	$(4,606)	$248,312
Provision for credit losses	66,741	(5,095)	61,646
Provision for income taxes	6,024	119	6,143
Net income	18,770	370	19,140
Net income attributable to common shareholders	18,760	370	19,130
Earnings per share:
Basic	2.89	0.06	2.95
Diluted	2.77	0.05	2.82

	Nine Months Ended January 31, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected
Sales	$750,942	$(11,208)	$739,734
Provision for credit losses	181,796	(13,809)	167,987
Provision for income taxes	19,433	613	20,046
Net income	66,630	1,988	68,618
Net income attributable to common shareholders	66,600	1,988	68,588
Earnings per share:
Basic	10.18	0.31	10.49
Diluted	9.68	0.29	9.97

M – Subsequent Events

On February 22, 2023, the Company entered into Amendment No. 5 (“Amendment”) to the Third Amended and Restated Loan and Security Agreement (“Agreement”). The Amendment expands the Company’s borrowing base by adding vehicle contracts with original terms greater than 60 months but less than 72 months to the definition of long-term contracts. Under the Amendment, finance receivables from vehicle contracts not exceeding 72 months in duration that meet certain other conditions are eligible for inclusion in the borrowing base calculation. The aggregate of the contracts with original terms greater than 60 months but less than 72 months shall not exceed 15% of the eligible finance receivable balances for purposes of determining the Company’s borrowing base.

The Amendment also includes a limited waiver under which the lenders agreed to waive a requirement in the Agreement to apply funds from certain dominion accounts established by the Company’s subsidiaries and controlled by the lenders directly to the Company’s outstanding borrowings for a specified period as a result of the Company’s borrowing availability being less than 10% of the lenders’ aggregate revolver commitments from November 30, 2022, to January 31, 2023. Notwithstanding this waiver, the triggering of the requirement to apply funds from such accounts to the outstanding borrowings did not increase or accelerate the Company’s obligations under the Agreement.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	operational infrastructure investments;
●	same dealership sales and revenue growth;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	customer growth;
●	gross margin percentages;
●	gross profit per retail unit sold;
●	the supply and cost of used vehicles that the Company purchases for resale;
●	new dealership openings;
●	performance of new dealerships;
●	interest rates and the impact of inflation on the Company’s business and customers;
●	future credit losses;
●	the Company’s collection results, including, but not limited to, collections during income tax refund periods;
●	seasonality;
●	technological investments and initiatives;
●	compliance with tax regulations;
●	the Company’s business, operating and growth strategies and expectations;
●	anticipated sources and uses of financing and cash resources; and
●	having adequate liquidity to satisfy the Company’s capital needs.

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

●	the availability of quality used vehicles at prices that will be affordable to our customers, including the impacts of changes in new vehicle production and sales;
●	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop, and retain qualified general managers;
●	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity;
●	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost; and
●	the ability to successfully identify, complete and integrate new acquisitions.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of January 31, 2023, the Company operated 157 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 11%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 19.8% for the first nine months of fiscal 2023 compared to the same period of fiscal 2022, due to a 31.1% increase in interest income, a 13.3% increase in the average retail sales price and a 4.0% increase in retail units sold.

The increasing average retail sales price results from the tight supply and high demand for the vehicles the Company sells. The supply of vehicles has continued to be restricted due to lower repossessions and lower levels of new car production. While the long-term impact of COVID-19 and the ongoing microchip supply shortages on new car production and sales and the availability of used vehicles in our market is undetermined at this time, the Company has seen disruptions in the supply of vehicles since the beginning of the pandemic and expects the supply to remain tight in the near-term relative to demand, resulting in the continuation of elevated purchase costs. However, toward the end of the second quarter and throughout the third quarter, the Company did begin to experience slight declines in used vehicle values.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from approximately 20.3% in fiscal 2021 to 28.7% in fiscal 2018 (average of 24.4%). Credit losses began to normalize to pre-pandemic levels in late fiscal year 2022 and have continued to normalize during fiscal year 2023. For the first nine months of fiscal 2023, provision for credit losses as a percentage of sales was 28.7%.

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

The Company’s gross profit dollars per retail unit sold increased by $170, or 2.8%, during the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, while gross margin as a percentage of sales for the first nine months of fiscal 2023 decreased to 33.3% of sales from 36.8% in the prior year period. The increase in gross profit dollars per retail unit sold and the corresponding decrease in the gross margin percentage were primarily related to the increase in average retail sales price of the vehicles sold during the respective periods coupled with inflationary pressures and increased cost of sale expenses, as some increased costs were not passed on to consumers in order to keep the retail sales price affordable.  Wholesale losses and inventory procurement challenges also contributed to the decline in the gross margin percentage particularly during the second and third quarters of fiscal 2023.  The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The Company expects that increasing vehicle purchase costs and sales prices will continue to put pressure on its gross margin percentage over the near term as the demand for the vehicles the Company purchases remains high. However, the Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during fiscal 2023 and the entire fiscal year 2022 as well as focusing on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the first nine months of fiscal 2023 increased by $49.3 million, or 12.2%, over the prior year. Principal collections, as a percentage of average finance receivables, were 25.4%, compared to 31.7% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period and the absence of stimulus money in the current year.

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

Three months ended January 31, 2023 vs. Three months ended January 31, 2022

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended January 31,		2023 vs.	Three Months Ended January 31,
	2023	2022	2022	2023	2022
Revenues:
Sales	$275,467	$248,312	10.9%	100.0%	100.0%
Interest income	51,063	38,980	31.0	18.5	15.7
Total	326,530	287,292	13.7

Costs and expenses:
Cost of sales, excluding depreciation shown below	183,014	157,248	16.4	66.4	63.3
Selling, general and administrative	44,737	39,179	14.2	16.2	15.8
Provision for credit losses	85,650	61,646	38.9	31.1	24.8
Interest expense	9,765	2,944	231.7	3.5	1.2
Depreciation and amortization	1,537	950	61.8	0.6	0.4
Loss on disposal of property and equipment	68	42	-	-	-
Total	324,771	262,009	24.0%

Pretax income	$1,759	$25,283		0.6%	10.2%

Operating Data:
Retail units sold	14,508	14,126
Average dealerships in operation	155	153
Average units sold per dealership per month	31.2	30.8
Average retail sales price	$18,091	$16,750
Gross profit per retail unit sold	$6,373	$6,447
Same store revenue growth	12.3%	24.8%

Period End Data:
Dealerships open	157	153
Accounts over 30 days past due	3.7%	4.0%

Revenues increased by approximately $39.2 million, or 13.7%, for the three months ended January 31, 2023 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($35.1 million) and revenue from dealerships opened after the prior year quarter ($4.1 million). Revenue growth was related to a 31.0% increase in interest income, an 8.0% increase in the average retail sales price and a 2.7% increase in retail units sold. Interest income increased approximately $12.0 million for the three months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to the $287.1 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 66.4% for the three months ended January 31, 2023 compared to 63.3% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 33.6% for the current year period compared to 36.7% for the prior year period. The primary drivers of this decrease were related to wholesale losses and inventory procurement challenges, including higher direct and indirect costs related to repair parts, transportation fees, fuel costs and other cost of sale expenses.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the third quarter of fiscal 2023 was $18,091, a $1,341 increase over the prior year quarter, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to its customers.

Selling, general and administrative expenses, as a percentage of sales, were 16.2% for the three months ended January 31, 2023, an increase of 0.4% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, the Company has recently made increasing investments in several areas including our senior management, inventory procurement and management, customer experience and digital efforts. In dollar terms, overall selling, general and administrative expenses increased approximately $5.6 million in the third quarter of fiscal 2023 compared to the same period of the prior fiscal year. Most of this increase relates to the investments in wages and benefits for Company associates, including costs to fund new key positions and to maintain competitive compensation for existing associates.  Increased collections costs due primarily to the higher frequency of repossessions, the addition of three new dealerships since last year and the continuing impact of general inflation contributed to the remaining increase.

Provision for credit losses as a percentage of sales was 31.1% for the three months ended January 31, 2023 compared to 24.8% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the principal balance of finance receivables of $204.5 million relative to growth in sales of $27.2 million over the prior year period. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 5.9% for the three months ended January 31, 2023 compared to the prior year period of 5.1%. The Company experienced an increase in both the frequency and severity of losses.  The stimulus payments during fiscal 2021 and fiscal 2022 had positive impacts on collections and net charge-off metrics during the prior year quarter. From a long-term historical perspective, the current quarter net charge-offs were comparable to or below historical third quarter levels, with a five-year average of 5.6% and a ten-year average of 6.0%, despite the increase in the average retail sales price. This is consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased to 3.5% for the three months ended January 31, 2023, compared to 1.2% for the prior year period. In dollar terms, interest expense increased $6.8 million due to increasing interest rates and an increase in the average borrowings of approximately $237.8 million during the three-month period ended January 31, 2023.

Nine months ended January 31, 2023 vs. Nine months ended January 31, 2022

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Nine Months Ended January 31,		2023 vs.	Nine Months Ended January 31,
	2023	2022	2022	2023	2022
Revenues:
Sales	$873,499	$739,734	18.1%	100.0%	100.0%
Interest income	143,690	109,586	31.1	16.4	14.8
Total	1,017,189	849,320	19.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	582,271	467,179	24.6	66.7	63.2
Selling, general and administrative	130,881	115,140	13.7	15.0	15.6
Provision for credit losses	250,719	167,987	49.2	28.7	22.7
Interest expense	25,460	7,439	242.3	2.9	1.0
Depreciation and amortization	3,997	2,823	41.6	0.5	0.4
Loss (gain) on disposal of property and equipment	320	88	-	-	-
Total	993,648	760,656	30.6%

Pretax income	$23,541	$88,664		2.7%	12.0%

Operating Data:
Retail units sold	45,929	44,169
Average stores in operation	154	152
Average units sold per store per month	33.1	32.3
Average retail sales price	$18,059	$15,945
Gross profit per retail unit	$6,341	$6,171
Same store revenue change	18.3%	31.5%

Period End Data:
Stores open	157	153
Accounts over 30 days past due	3.7%	4.0%

Revenues increased by approximately $167.9 million, or 19.8%, for the nine months ended January 31, 2023 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full nine months in both current and prior year period ($155.3 million) and revenue growth from dealerships opened during or after the prior year quarter ($12.6 million). Revenue growth was primarily related to a 13.3% increase in the average retail sales price and a 4.0% increase in retail units sold. Interest income increased approximately $34.1 million for the nine months ended January 31, 2023, as compared to the same period in the prior fiscal year, due to the $292.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 66.7% for the nine months ended January 31, 2023 compared to 63.2% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 33.3% for the current year period compared to 36.8% for the prior year period. The primary drivers of this decrease were related to wholesale losses, particularly in the third quarter, and inventory procurement challenges, including higher direct and indirect costs related to repair parts, transportation fees, fuel costs and other cost of sale expenses. The increase in purchase costs of the vehicles purchased for resale during the nine months ended January 31, 2023 as compared to the same period in the prior fiscal year also contributed to the gross margin percentage decline. The average retail sales price for the nine months ended January 31, 2023 was $18,059, an increase of $2,114 or 13.3% over the prior year period.

Selling, general and administrative expenses, as a percentage of sales, were 15.0% for the nine months ended January 31, 2023, a decrease of 0.6% from the same period of the prior fiscal year. In dollar terms, overall selling, general and administrative expenses increased approximately $15.7 million in the nine months ended January 31, 2023, compared to the same period of the prior fiscal year. The increase is primarily the result of investments in Company associate wages and benefits, the Company’s customer experience and collections teams, and inventory procurement processes as part of the Company’s recent initiatives to invest in several areas of the business, including our senior management, recruiting, training and retention, inventory procurement and management, customer experience and digital efforts. The Company continues to focus on controlling costs, while at the same time ensuring a solid infrastructure to support a growing customer base with a high level of support for its customers.

Provision for credit losses as a percentage of sales was 28.7% for the nine months ended January 31, 2023 compared to 22.7% for the nine months ended January 31, 2022. Net charge-offs as a percentage of average finance receivables were 16.9% for the nine months ended January 31, 2023 and 13.3% for the prior year period. The Company experienced an increase in both the frequency and severity of losses. The stimulus payments during fiscal 2021 and fiscal 2022 had positive impacts on collections and net charge-off metrics during the prior year period. The Company believes the collections results during the first nine months of fiscal 2023 are comparable to long-term historical results and are consistent with some expected normalization after the unsustainable historic low resulting from stimulus payments and other factors in the prior year. The Company believes that the proper execution of its business practices is the single most important determinant of credit loss experience and will continue to focus on improvements in oversight and accountability provided by the Company’s investments in its corporate infrastructure within the collections area.

Interest expense as a percentage of sales increased to 2.9% for the nine months ended January 31, 2023, compared to 1.0% for the prior year period. In dollar terms, interest expense increased $18.0 million due to increasing interest rates and an increase in the average borrowings of approximately $237.2 million during the nine-month period ended January 31, 2023.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	January 31, 2023	April 30, 2022
Assets:
Finance receivables, net	$1,023,181	$863,674
Inventory	131,616	115,302
Income tax receivable, net	6,700	274
Property and equipment, net	69,112	51,438

Liabilities:
Accounts payable and accrued liabilities	62,928	52,685
Deferred revenue	110,329	92,491
Deferred tax liabilities, net	37,333	30,449
Non-recourse notes payable	588,310	395,986
Revolving line of credit	27,782	44,670

Finance receivables, net, have increased 18.5% and 26.8% since April 30, 2022 and January 31, 2022, respectively, while revenues have grown 19.8% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. The year-over-year results for the current fiscal year period are consistent with the historical pattern.

During the first nine months of fiscal 2023, inventory increased by $16.3 million compared to inventory at April 30, 2022. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with higher costs in preparing vehicles for resale primarily related to supply chain issues and other shop delays.

Property and equipment, net, increased by $17.7 million at January 31, 2023 as compared to property and equipment, net, at April 30, 2022. The Company incurred $22.1 million in expenditures during the first nine months of fiscal 2023 primarily related to technology investments, designed to attract additional sales opportunities, and remodeling or relocating existing locations in order to support growth. The net increase to property and equipment, net, was partially offset by $4.0 million in depreciation expense.

Accounts payable and accrued liabilities increased by $10.2 million during the first nine months of fiscal 2023 as compared to accounts payable and accrued liabilities at April 30, 2022, related primarily to the increased selling, general and administrative expenditures, and the increase in inventory.

Income taxes receivable, net, was $6.7 million at January 31, 2023 compared to income taxes receivable, net, of $274,000 at April 30, 2022, primarily due to the timing of quarterly tax payments and bonus depreciation taken during the first nine months of 2023.

Deferred revenue increased $17.8 million at January 31, 2023 as compared to April 30, 2022, primarily resulting from increased sales of the accident protection plan product and service contracts and the longer terms on the new service contracts.

Deferred income tax liabilities, net, increased approximately $6.9 million at January 31, 2023 as compared to April 30, 2022, due primarily to the increase in finance receivables, net.

On January 31, 2023, the Company completed an asset-backed securitization offering through which an indirect subsidiary of the Company issued four classes of non-recourse notes payable in an aggregate principal amount of $400.2 million, with a weighted average fixed coupon rate of 8.68% per annum and scheduled maturities through January 22, 2030. The notes are collateralized by auto loans directly originated by the Company’s operating subsidiaries. Net proceeds from the offering (after deducting the underwriting discount payable to the initial purchasers and other expenses) were approximately $398.2 million and were used to pay outstanding debt under the Company’s revolving credit facilities and make the initial deposits into collection and reserve accounts for the benefit of noteholders. See Note F for further details on these non-recourse notes payable.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, (v) common stock repurchases, and (vi) available funds from issuances of non-recourse notes. Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. The Company also recently accessed the securitization market at the end of fiscal 2022 and in January 2023 to increase its borrowing capacities.  The increased borrowings during the third quarter of fiscal 2023 are primarily due to an increase in finance receivables, with longer terms, and a growing customer base. In the first nine months of fiscal 2023, the Company funded finance receivables growth of $204 million, inventory growth of $16 million, $5.2 million in common stock repurchases, and capital expenditures of $22.1 million with income from operations and a $152.6 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended January 31,
	2023	2022
Operating activities:
Net income	$18,344	$68,618
Provision for credit losses	250,719	167,987
Losses on claims for accident protection plan	17,717	14,748
Depreciation and amortization	3,997	2,823
Stock based compensation	4,154	4,706
Finance receivable originations	(841,445)	(718,275)
Finance receivable collections	308,671	293,458
Inventory	74,803	18,822
Accounts payable and accrued liabilities	6,760	4,031
Deferred accident protection plan revenue	13,987	14,775
Deferred service contract revenue	17,565	22,034
Income taxes, net	(6,632)	(488)
Deferred income taxes	6,884	6,390
Accrued interest on finance receivables	(1,323)	(853)
Other	2,460	(1,447)
Total	(123,339)	(102,671)

Investing activities:
Purchase of property and equipment	(22,075)	(13,881)
Other	(2,959)	(1,318)
Total	(25,034)	(15,199)

Financing activities:
Revolving credit facilities, net	(17,599)	148,460
Non-recourse notes payable, net	190,849	-
Change in cash overdrafts	3,795	(1,801)
Debt issuance costs	(2,001)	(1,787)
Purchase of common stock	(5,196)	(26,503)
Dividend payments	(30)	(30)
Exercise of stock options and issuance of common stock	1,438	(759)
Total	171,256	117,580

Increase (Decrease) in cash, cash equivalents, and restricted cash	$22,883	$(290)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most or all of the cash generated from operations has been used to fund finance receivables growth, capital expenditures, and common stock repurchases. To the extent finance receivables grow, capital expenditures and common stock repurchases exceed income from operations, generally the Company increases its borrowings under its revolving credit facilities or the through the issuance of non-recourse notes in asset-backed securitization transactions. During January 2023, the Company completed its second asset-backed securitization offering. The majority of the Company’s growth, however, has been self-funded.

Cash flows from operations for the nine months ended January 31, 2023 compared to the same period in the prior fiscal year decreased primarily as a result of larger finance receivable originations and deferred revenue, partially offset by an increase in finance receivable collections. Finance receivables, net, increased by $159.5 million from April 30, 2022 to January 31, 2023.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. The impacts of the COVID-19 pandemic on the business operations of auctions and wholesalers as well as slowdowns in new car production and sales during  fiscal 2022 and into fiscal 2023 due to the pandemic and other supply chain issues further increased the price and reduced the quantity of used cars available for purchase by the Company. The Company expects these effects on used vehicle supply to continue for the short term.  However, the Company did start to experience a slight decline in used car prices during the second quarter and into the third quarter of fiscal 2023.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of January 31, 2023, the Company leased approximately 79% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At January 31, 2023, the Company had approximately $4.3 million of cash on hand and approximately an additional $148 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations, borrowings under revolving credit facilities or fixed interest term loans and proceeds from the issuance of non-recourse asset-backed notes. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company has recently accessed the securitization market with issuances of $400.0 million and $400.2 million in aggregate principal amounts of non-recourse asset-backed notes in April 2022 and January 2023, respectively. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no other specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $20 million in the next 12 months to add technology improvements and to refurbish existing dealerships and adding new dealerships, subject to strong operating results, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $2,850,000 at January 31, 2023.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of January 31, 2023.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated  net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At January 31, 2023, the weighted average total contract term was 45.4 months with 35.5 months remaining. The reserve amount in the allowance for credit losses at January 31, 2023, $283 million, was 23.65% of the principal balance in finance receivables of $1.3 billion, less unearned accident protection plan revenue of $49.9 million and unearned service contract revenue of $60.4 million.

The estimated reserve amount is the Company’s anticipated future net charge-offs for net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. The allowance takes into account historical credit loss experience (both timing and severity of losses), with consideration given to recent credit loss trends and changes in contract characteristics (i.e., average amount financed, months outstanding at loss date, term and age of portfolio), delinquency levels, collateral values, economic conditions and underwriting and collection practices. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations. The calculation of the allowance for credit losses uses the following primary factors:

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
●

An adjustment for current asset-specific characteristics to account for differences between the benign inflation environment that existed for loans within our historical credit loss experience and the significant inflationary environment impacting our current loans portfolio.

●	Considerations of current levels of inflation and other macroeconomic factors and the impact that may have on our expectation of credit losses.

A historical point loss rate is produced by this analysis, which is then adjusted for reasonable and supportable forecasts of macroeconomic factors. This includes the review of static pools coupled with any positive or negative subjective factors to arrive at an overall reserve amount that management considers to be a reasonable estimate of net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $27.8 million at January 31, 2023. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $280,000 and a corresponding decrease in net income before income tax. The Company’s non-recourse notes payable bear interest at a fixed interest rate; however, if the Company were to access the securitization market again in the near term, the Company expects that the benchmark interest rates and spreads payable under such new non-recourse notes would be higher than the interest rate payable under the Company’s currently outstanding non-recourse notes.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed interest rate of 16.5% to 18% per annum (19.5% to 21.5% in Illinois), while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates and its non-recourse notes payable is at fixed rates as described in Note D.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management has evaluated (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2023.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, a material weakness was identified in the Company’s internal control over financial reporting related to the lack of precision of management’s review control around the historical inputs and results in the Company’s current expected credit losses (“CECL”) analysis for determining the Company’s allowance for credit losses, including a reduction in technical accounting expertise and lack of segregation of duties among certain processes and control owners due to recent staffing turnover. See Note L to the Condensed Consolidated Financial Statements for information regarding the related immaterial error corrections to the Company’s historical financial information.

Although the Company is currently in the process of remediating this material weakness in our internal control over financial reporting from the prior quarter as described below, because of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2023, the Company’s disclosure controls and procedures were not effective. However, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in the Company’s internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Remediation Efforts

The Company is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.

As part of its efforts to remediate this material weakness, management has hired a new Senior Director of Finance and Reporting in January 2023 to fill the vacated position and expanded the technical accounting expertise within the financial reporting group. Management has also engaged a third-party advisory service with expertise in the CECL model and has initiated steps to implement additional third-party software to assist in supporting management’s analysis and processes to further strengthen the precision of management’s review controls on the CECL analysis.

Management believes the steps outlined above, with improvement to our forecasting methodology, will remediate the material weakness in internal control over financial reporting identified above. However, these actions are subject to ongoing senior management review and testing for additional monthly cycles to conclude that the applicable controls are operating effectively for a sufficient period of time, such that the material weakness will be fully remediated. The Company may take additional steps or modify its remediation efforts to provide reasonable assurance that the Company effectively maintains internal controls over financial reporting.

b)	Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the third quarter of fiscal 2023.

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

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.1

Indenture, dated January 31, 2023, by and between ACM Auto Trust 2023-1 and Wilmington Trust, National Association, as Indenture Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.1

Purchase Agreement, dated January 31, 2023, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.2

Sale and Servicing Agreement, dated January 31, 2023, by and between ACM Auto Trust 2023-1, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.3

Amendment No. 5 to Third Amended and Restated Loan and Security Agreement and Limited Waiver dated February 22, 2023, among America’s Car-Mart, Inc., a Texas corporation, as Parent; Colonial Auto Finance, Inc., an Arkansas corporation, America’s Car Mart, Inc., an Arkansas corporation, and Texas Car-Mart, Inc., a Texas corporation, as Borrowers; and certain financial institutions, as Lenders, with BMO Harris Bank, N.A., as Agent, Lead Arranger, and Book Manager. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2023).

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

Dated: March 10, 2023