Form 10-K
period 2023-04-30
AMERICAS CARMART INC
filed 2023-06-26
CIK 799850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on October 31, 2022 was $397,198,739 (5,810,397 shares), based on the closing price of the registrant’s common stock on October 31, 2022 of $68.36.

There were 6,371,404 shares of the registrant’s common stock outstanding as of June 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in response to Part III of this report.

AMERICA’S CAR-MART, INC.

FORM 10-K

FOR FISCAL YEAR ENDED APRIL 30, 2023

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules	72

Item 16. Form 10-K Summary	77

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future events, objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance and can generally be identified by words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements may include, but are not limited to:

•	operational infrastructure investments;
•	same dealership sales and revenue growth;
•	customer growth;
•	gross profit margin percentages;
•	gross profit per retail unit sold;
•	business acquisitions;
•	technological investments and initiatives;
•	future revenue growth;
•	receivables growth as related to revenue growth;
•	new dealership openings;
•	performance of new dealerships;
•	interest rates;
•	future credit losses;
•	the Company’s collection results, including but not limited to collections during income tax refund periods;
•	future supply and demand for used vehicles;
•	availability of used vehicle financing;
•	seasonality; and
•	the Company’s business, operating and growth strategies and expectations.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include, but are not limited to:

•	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels;
•	the availability of quality used vehicles at prices that will be affordable to our customers, including the impacts of changes in new vehicle production and sales;
•	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
•	the Company’s ability to underwrite and collect its contracts effectively;
•	competition;
•	dependence on existing management;
•	ability to attract, develop, and retain qualified general managers;
•	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
•	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
•	security breaches, cyber-attacks, or fraudulent activity;
•	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
•	the ability to successfully identify, complete and integrate new acquisitions; and
•

potential business and economic disruptions and uncertainty that may result from any future public health crises and any efforts to mitigate the financial impact and health risks associated with such developments.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the dates on which they are made.

Item 1. Business

Business and Organization

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the “Company” include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2023, the Company operated 156 dealerships located primarily in small cities throughout the South-Central United States.

Business Strategy

In general, it is the Company’s objective to continue to expand its business using the same business model that has been developed and used by Car-Mart for over 40 years with enhancements to our technology and core products to better serve our customers. This business strategy focuses on:

Collecting Customer Accounts. Collecting customer accounts is perhaps the single most important aspect of operating an Integrated Auto Sales and Finance used car business and is a focal point for dealership level and corporate office personnel on a daily basis. The Company measures and monitors the collection results of its dealerships using internally developed delinquency and account loss standards. Substantially, all associate incentive compensation is tied directly or indirectly to collection results. The Company has a vice president of collections and support staff at the corporate level to work with field operators to improve credit results. This team monitors efficiencies and the effectiveness of account representatives as they work to improve customer success rates. The Company also utilizes several collection efforts centrally at the corporate office through texting, phone calls and other methods to supplement the field efforts. Over the last five fiscal years, the Company’s annual provision for credit losses as a percentage of sales have ranged from 19.30% in fiscal 2019 to 29.20% in fiscal 2023 (average of 23.74%). During fiscal 2023, credit losses continued to normalize to pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. See Item 1A, Risk Factors, for further discussion.

Maintaining a Decentralized Operation. The Company’s dealerships operate on a decentralized basis. Each dealership is ultimately responsible for the quality of its vehicles, making sales contacts, making credit decisions, and collecting the contracts it originates in accordance with established policies and procedures. Approximately 50% of customers make their payments in person at one of the Company’s dealerships. This decentralized structure is complemented by the oversight and involvement of corporate office management and the maintenance of centralized financial controls, including monitoring proprietary credit scoring, establishing standards for down-payments and contract terms, and an internal compliance function.

Expanding Through Controlled Organic Growth and Strategic Acquisitions. The Company grows by increasing revenues at existing dealerships and opening or acquiring new dealerships. The Company has historically viewed organic growth at its existing dealerships as its primary source for growth. The Company continues to make infrastructure investments in order to improve performance of existing dealerships and to support growth of its customer count. The Company acquired three new dealerships during the year ending fiscal 2023 with 156 locations. The Company intends to continue to add new dealerships primarily through the pursuit of strategic acquisition opportunities that it believes will enhance its brand and maximize the return to its shareholders. The Company has successfully completed acquisitions in two of the last three fiscal years and anticipates that future acquisitions will likely contribute to its growth. These plans are subject to change based on both internal and external factors.

Selling Basic Transportation. The Company focuses on selling basic and affordable transportation to its customers. The Company’s average retail sales price was $18,080 per unit in fiscal 2023, compared to $16,372 in fiscal 2022. Used vehicle pricing continued to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles leading to inventory constraints in both the new and used vehicle markets. Management expects continued pressure on the supply and price of used vehicles for the near term. The Company focuses on providing a quality vehicle with affordable payment terms while maintaining relatively shorter term lengths compared to others in the industry on its installment sales contracts (overall portfolio weighted average of 46.3 months).

Operating in Smaller Communities. As of April 30, 2023, approximately 71% of the Company’s dealerships were located in cities with populations of 50,000 or less. The Company believes that by operating in smaller communities it develops strong personal relationships, resulting in better collection results. Further, the Company believes that operating costs, such as salaries, rent and advertising, are lower in smaller communities than in major metropolitan areas. As the Company builds its infrastructure and certain aspects of the business become more centralized, we may expand and operate in larger cities.

Enhanced Management Talent and Experience. The Company seeks to hire honest and hardworking individuals to fill entry-level positions, nurture and develop these associates, and promote them to managerial positions from within the Company. By promoting from within, the Company believes it is able to train its associates in the Car-Mart way of doing business, maintain the Company’s unique culture and develop the loyalty of its associates by providing opportunities for advancement. Due to growth, the Company has, to a larger extent, also had to look outside of the Company for associates possessing requisite skills and core competencies and who share the values and appreciate the unique culture the Company has developed over the years. The Company has been able to attract quality individuals via its General Manager Recruitment and Advancement team as well as other key areas. Management has determined that it will be increasingly difficult to grow the Company without looking for outside talent. The Company’s operating success has been a benefit for recruiting outside talent; however, the Company expects the hiring environment to continue to be challenging as a result of increasing wages, competition for qualified workers, and the impact of inflation on our business and operations.

Cultivating Customer Relationships.  The Company believes that developing and maintaining a relationship with its customers is critical to the success of the Company. A large percentage of sales at mature dealerships are made to repeat customers, and additional sales result from customer referrals. By developing a personal relationship with its customers, the Company believes it is in a better position to assist a customer, and the customer is more likely to cooperate with the Company should the customer experience financial difficulty during the term of his or her installment contract. The Company is able to cultivate these relationships through a variety of communication channels, including our recently developed customer relationship management technology and direct face-to-face interactions as a high percentage of customers visit Company dealerships in-person to make payments and for account and vehicle servicing needs.

Business Strengths

The Company believes it possesses a number of strengths or advantages that distinguish it from most of its competitors. These business strengths include:

Experienced and Motivated Management.  The Company has a strong senior management team with extensive experience in the automotive industry and expertise in understanding the unique needs and preferences of subprime customers. The Company’s management team is driven to continuously innovate and adapt to changing market dynamics, embrace technology, explore new avenues for growth and make a positive impact on customers’ lives. This extensive industry experience and strong motivation, coupled with strategic decision-making, operational efficiency, and customer focus, enable the Company to tailor its operations to best serve its customers and help drive value for the Company and solidify its position in the used car market.

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

Low-Cost Operator. The Company has structured its dealership and corporate office operations to minimize operating costs. The number of associates employed at the dealership level is dictated by the number of active customer accounts each dealership services. Associate compensation is standardized for each dealership position and adjusted for various markets. Other operating costs are closely monitored and scrutinized. Technology is utilized to maximize efficiency. Our recent technology investments in a loan origination system and an enterprise resource planning system are expected to be foundational in improving efficiencies and operational flexibility as the Company grows. The Company monitors operating costs as a percentage of revenues, per customer served, and per unit sold, and strives to provide excellent service at a low cost.

Well-Capitalized.   The Company believes it can fund its planned growth from net income generated from operations supplemented by its external capital resources. To the extent external capital is needed to fund growth, the Company plans to draw on its existing credit facilities, or renewals or replacements of those facilities, and to participate in the securitization market from time to time, when appropriate. The Company may also choose to access other debt or equity markets if needed or if market conditions are favorable to pursue its growth and acquisition strategies. Management will continue to scrutinize capital deployment to manage appropriate liquidity and access to capital to support growth. As of April 30, 2023, the Company’s debt to equity ratio (revolving credit facilities and non-recourse notes payable divided by total equity on the Consolidated Balance Sheet) was 1.28 to 1.0. Excluding the amount of debt equal to cash, the Company’s adjusted debt to equity ratio (a non-GAAP measure) as of April 30, 2023 was 1.14 to 1.0, which the Company believes is lower than many of its competitors. For a reconciliation of adjusted debt to equity ratio to the most directly comparable GAAP financial measure, see “Non-GAAP Financial Measure” included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Expansion Opportunities. The Company historically targets smaller communities in which to locate its dealerships (i.e., populations from 20,000 to 50,000), but is also continuing to expand its operations in larger cities such as Tulsa, Oklahoma; Lexington, Kentucky; Springfield, Missouri; Chattanooga and Knoxville, Tennessee and Little Rock, Arkansas. The Company believes there are numerous suitable communities to expand our physical footprint within the twelve states in which the Company currently operates and other contiguous states to satisfy anticipated dealership growth for the next several years. In addition, the Company is leveraging its growing online presence, including an intuitive website, online inventory browsing, and seamless online application process, to improve the buying experience while also reaching beyond physical dealership locations.

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

Dealership Organization. Dealerships operate on a decentralized basis. Each dealership is responsible for selling vehicles, making credit decisions, and servicing and collecting the installment contracts it originates, with assistance from the corporate office. Dealership-level financial statements are prepared by the corporate office on a monthly basis and reviewed by various levels of management. Depending on the number of active customer accounts, a dealership may have as few as three or as many as twenty-five full-time associates employed at that location. Associate positions at a large dealership may include a general manager, assistant manager(s), office manager, office clerk(s), service manager, purchasing agent, collections personnel, sales personnel, inventory associates (detailers), and on-call drivers. Dealerships are generally open Monday through Saturday from 9:00 a.m. to 6:00 p.m.

Dealership Locations and Facilities. Below is a summary of dealerships operating during the fiscal years ended April 30, 2023, 2022 and 2021:

	Years Ended April 30,
	2023	2022	2021
Dealerships at beginning of year	154	151	148
Dealerships opened or acquired	3	3	3
Dealerships closed	(1)	-	-

Dealerships at end of year	156	154	151

Below is a summary of dealership locations by state as of April 30, 2023, 2022 and 2021:

	As of April 30,
Dealerships by State	2023	2022	2021
Arkansas	37	38	38
Oklahoma	30	30	28
Missouri	18	18	18
Alabama	16	16	16
Texas	14	13	13
Kentucky	12	12	12
Georgia	9	9	9
Tennessee	10	8	7
Mississippi	5	5	5
Illinois	3	3	3
Indiana	1	1	1
Iowa	1	1	1

Total	156	154	151

Dealerships are located on leased or owned property between one and four acres in size. When opening a new dealership, the Company will either remodel an existing structure on the property to conduct business or construct a new facility. Dealership facilities typically range in size from 1,500 to 5,000 square feet.

Purchasing. The Company purchases vehicles primarily from wholesalers, new car dealers, rental/fleet companies, auctions and the general public. Vehicle purchasing is performed by corporate buyers as well as purchasing agents in our local communities. Dealership managers are authorized to purchase vehicles as needed. The Company centrally sets purchasing guidelines and monitors the quantity and quality of vehicles purchased and holds responsible parties accountable for results. When purchasing inventory, focus is given to three general areas:

•	Compliance with Company standards, including an internal condition report;
•	Costs and physical characteristics of the vehicle, based on market values; and
•	Vehicle reliability and historical performance, based on market conditions.

Generally, the Company purchases vehicles between 5 and 12 years of age with 70,000 to 140,000 miles and pays between $7,000 and $15,000 per vehicle with an average cost of $10,000 per vehicle. The Company focuses on providing basic transportation to its customers. The Company sells a variety of vehicles that include primarily sport utility vehicles, trucks, and sedans. The Company typically does not purchase sports cars or luxury cars. A member of dealership management inspects and test-drives vehicles prior to a sale. The Company strives to purchase vehicles that require little or no repair as the Company has limited facilities to repair or recondition vehicles. As part of the strategy to obtain quality, affordable vehicles, the Company has formed relationships with reconditioning companies to recondition vehicles, in particular repossessions and trades, in order to have access to a larger quantity of and lower cost vehicles.

Selling, Marketing and Advertising. Dealerships generally maintain an inventory of 20 to 90 vehicles depending on the size and maturity of the dealership and also the time of the year. Inventory turns over approximately 7 times each year. Selling is done predominantly by the dealership manager, assistant manager, manager trainee or sales associate. Sales associates are paid a commission for sales in addition to an hourly wage. Sales are made on an “as is” basis; however, customers are given an option to purchase a service contract, which covers certain vehicle components and assemblies. For covered components and assemblies, the Company coordinates service with third-party service centers with which the Company typically has previously negotiated labor rates. The vast majority of the Company’s customers elect to purchase a service contract when purchasing a vehicle. Additionally, the Company offers its customers to whom financing is extended an accident protection plan (APP) product. The APP product contractually obligates the Company to cancel the remaining amount owed on a contract where the vehicle has been totaled, as defined in the plan, or the vehicle has been stolen. APP is available in most of the states in which the Company operates and the vast majority of financed customers elect to purchase this product when purchasing a vehicle in those states.

The Company has a 7-day vehicle exchange policy. If a customer is not satisfied with their purchase, the customer has the option to return the vehicle within 7 days after purchasing the vehicle or before having driven the car for 500 miles (whichever occurs first), and the Company will exchange it for another vehicle of equal or lesser value.

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

The Company primarily advertises using television, radio, digital and social media. In addition, the Company periodically conducts promotional sales campaigns in an effort to increase sales or promote the brand. The Company uses an outside marketing firm and recently hired a chief digital officer to oversee the Company’s marketing efforts, enhance its brand strategy and broaden the Company’s usage of digital and social media channels.

Underwriting and Finance. The Company provides financing to substantially all of its customers who purchase a vehicle at one of its dealerships. The Company only provides financing to its customers for the purchase of its vehicles and related ancillary products, and the Company does not provide any type of financing to non-customers. The Company’s installment sales contracts as of April 30, 2023, typically include down payments ranging from 0% to 20% (average of 5.4%), terms ranging from 18 months to 69 months (average of 46.3 months), and a fixed annual interest rate of 18.0% for contracts originating after early December 2022 (up from 16.5%) for all states except Arkansas and Illinois. The interest rate for sales in Arkansas, which account for approximately 27.4% of the Company’s revenues, is subject to a usury cap of 17%, and therefore, these sales are originated at 16.5%. The interest rate for sales in Illinois ranges from 19.5% to 21.5%. The portfolio weighted average interest rate is 16.7%.

The Company requires that payments be made on a weekly, bi-weekly, semi-monthly or monthly basis, scheduled to coincide with the day the customer is paid by his or her employer, with 79% of payments being due on either a weekly or bi-weekly basis. Upon the customer and the Company reaching a preliminary agreement as to financing terms, the Company obtains a credit application from the customer which includes information regarding employment, residence and credit history, personal references and a budget itemizing the customer’s monthly income and expenses. Certain information is then verified by Company personnel. After the verification process, the dealership manager makes the decision to accept, reject or modify (perhaps obtain a greater down payment or suggest a lower priced vehicle) the proposed transaction. In general, the dealership manager attempts to assess the stability and character of the applicant. The dealership manager who makes the credit decision is ultimately responsible for collecting the contract, and his or her compensation is directly related to the collection results of his or her dealership. The Company provides centralized support to the dealership manager in the form of a proprietary credit scoring system used for monitoring and other supervisory assistance to assist with credit decisions. Credit quality is monitored centrally by corporate office personnel on a daily, weekly and monthly basis.

Collections. All of the Company’s retail installment contracts are serviced by Company personnel at the dealership level. Approximately half of the Company’s customers make their payments in person at the dealership where they purchased their vehicle; however, in an effort to make paying convenient for its customers, the Company offers a variety of payment options. Customers can send their payments through the mail, set up ACH auto draft, make mobile and online payments, and make payments at certain money service centers. Each dealership closely monitors its customer accounts using the Company’s proprietary receivables and collections software that stratifies past due accounts by the number of days past due. The vice presidents of operations and the area operations managers routinely review and monitor the status of customer collections to ensure collection activities are conducted in compliance with applicable policies and procedures. In addition, the vice president of collections oversees the collections department and provides timely oversight and additional accountability on a consistent basis. The Company believes that the timely response to past due accounts is critical to its collections success.

The Company has established standards with respect to the percentage of accounts one and two weeks past due, 15 or more days past due and 30 or more days past due (delinquency standards), and the percentage of accounts where the vehicle was repossessed, or the account was charged off that month (account loss standard).

The Company works diligently to keep its delinquency percentages low and not to repossess vehicles. Accounts one to three days late are contacted by telephone or text message. Notes from each contact are electronically maintained in the Company’s computer system. The Company centrally utilizes text messaging notifications which allows customers to elect to receive payment reminders and late notices via text message.

The Company attempts to resolve payment delinquencies amicably prior to repossessing a vehicle. If a customer becomes severely delinquent in his or her payments, and management determines that timely collection of future payments is not probable, the Company will take steps to repossess the vehicle. Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of monies the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time at the time of modification. Modifications are minor and are made for pay day changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis, primarily through physical or online auctions.

New Dealership Openings. Along with strategic dealership acquisitions, the Company continues to explore opportunities for new dealership openings. When opening new dealerships, senior management, with the assistance of the corporate office staff, will make decisions with respect to the communities in which to locate a new dealership and the specific sites within those communities. New dealerships have historically been located in the general proximity of existing dealerships to facilitate the corporate office’s oversight of the Company’s dealerships. The Company intends to add new dealerships, subject to favorable operating performance of existing dealerships and availability of qualified managers. Recently, the Company has opened new dealerships under experienced top performing general managers and may continue to do so in order to grow and leverage the talents of these experienced managers.

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

Dealership Acquisitions.  Since 2020, the Company has actively pursued strategic dealership acquisitions to expand its market presence and enhance its business operations. Most recently, the Company continued its expansion efforts by acquiring smaller used car dealerships in Tennessee and Texas. These acquisitions helped the Company further strengthen its footprint and increase its market share. By strategically acquiring established dealerships, the Company believes it can accelerate its growth and solidify its position as a key player in the used car industry. The Company’s recent acquisitions have not only expanded the Company's geographic reach but also allowed the Company to leverage the acquired dealerships' operational efficiencies and customer relationships, leading to enhanced value for both the Company and its customers. Management continues to actively pursue additional acquisitions, including in regions beyond the Company’s existing geographic footprint, and believes that disruptions in the current competitive landscape will provide unique opportunities to acquire productive dealerships in good markets managed by experienced owners and their staff.

Corporate Office Oversight and Management. The corporate office, based in Rogers, Arkansas, consists of regional vice presidents, area operations managers, regional inventory purchasing directors, a sales director, a vice president of collections, a vice president of inventory operations, a director of audit and compliance and compliance auditors, a vice president of human resources, a director of general manager recruitment and development, associate and management development personnel, accounting and management information systems personnel, administrative personnel and senior management. The corporate office monitors and oversees dealership operations. The corporate office has access to operating and financial information and reports on each dealership on a daily, weekly, monthly, quarterly, and annual basis. This information includes cash receipts and disbursements, inventory and receivables levels and statistics, receivables aging, sales and account loss data. The corporate office uses this information to compile Company-wide reports, plan dealership visits and prepare monthly financial statements.

Periodically, area operations managers, regional vice presidents, compliance auditors, loss prevention associates, and senior management visit the Company’s dealerships to inspect, review and comment on operations. The corporate office provides the overall training plan and assists in training new managers and other dealership level associates. Compliance auditors and loss prevention associates visit dealerships to ensure policies and procedures are being followed and that the Company’s assets are being safe-guarded. In addition to financial results, the corporate office uses delinquency and account loss standards and a point system to evaluate a dealership’s performance. Also, bankrupt and legal action accounts and other accounts that have been written off at dealerships are handled by the corporate office to allow dealership personnel time to focus on more current accounts.

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

Industry

Used Car Sales.  The market for used car sales in the United States is significant. Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The Company operates in the Integrated Auto Sales and Finance segment of the independent used car sales and finance market. Integrated Auto Sales and Finance dealers sell and finance used cars to individuals that often have limited credit histories or past credit problems. Integrated Auto Sales and Finance dealers typically offer their customers certain advantages over more traditional financing sources, such as less restrictive underwriting guidelines, flexible payment terms (including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday), and the ability to make payments in person, an important feature to individuals who may not have a checking account.

Used Car Financing. The used automobile financing industry is served by traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Integrated Auto Sales and Finance dealers. Many loans that flow through the more traditional sources have historically ended up packaged in the securitization markets. Despite significant opportunities, many of the traditional lending sources have not historically been consistent in providing financing to individuals with limited credit histories or past credit problems. Management believes traditional lenders have historically avoided this market because of its high credit risk and the associated collections efforts. Beginning in 2012, funding for the deep subprime automobile market increased significantly and has remained elevated compared to historic levels, likely due to the ultra-low interest rate environment combined with the historical credit performance of the used automobile financing market during and after the recession of the prior decade. However, as a result of the recent inflationary environment and increased funding costs, credit availability for used vehicle financing has tightened. Management expects this to continue for the foreseeable future and believes the reduced availability of used vehicle financing will provide the Company an opportunity to gain market share and better serve an increasing customer base.

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

Management believes the principal competitive factors in the sale of its used vehicles include (i) the availability of financing to consumers with limited credit histories or past credit problems, (ii) the breadth and quality of vehicle selection, (iii) pricing, (iv) the convenience of a dealership’s location, (v) the option to purchase a service contract and an accident protection plan, and (vi) customer service. Management believes that its dealerships are not only competitive in each of these areas, but have some distinct advantages, specifically related to the provision of strong customer service for a credit challenged consumer. The Company’s local face-to-face presence combined with some centralized support through digital and phone allows it to serve customers at a higher level by forming strong personal relationships.

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

The Company is also subject to a variety of federal, state and local laws and regulations that pertain to the environment, including compliance with regulations concerning the use, handling and disposal of hazardous substances and wastes.

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

Human Capital Resources

At America’s Car-Mart, Inc., our associates are the heart of our business. Our associates are committed to making a difference for customers, their communities and each other. As of April 30, 2023, the Company, including its consolidated subsidiaries, employed a diverse associate base of approximately 2,260 fulltime associates. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are positive.

Diversity and Inclusion

The Company’s culture is one that fosters diversity, equity and inclusion. We view diversity as an important factor in reflecting the values and cultures of all our associates. Each of our dealerships is a locally operated business, and our diversity must represent the communities in which we serve. The Company is an equal opportunity employer that strives to provide an inclusive environment, including associates that represent a wide range of backgrounds, cultures, and experiences. The Company’s hiring practices are designed to find and promote candidates reflecting the various communities in which we operate. As of April 30, 2023, 52% of the Company’s associates were women and 34% of our associates were racially or ethnically diverse.

Employee Safety and Health

Ensuring the safety of all associates is a critical priority for the Company. Associates are expected to stay informed about safety initiatives and to report unsafe conditions to their supervisor. Suppliers are expected to ensure that employees working on behalf of Car-Mart adhere to all of the Company’s health and safety policies, requirements and regulations. The Company’s specific annual safety goals are to eliminate all preventable work-related injuries, illnesses and property damage and achieve 100% compliance with all established safety procedures. Internally, we track workplace injuries among associates, customers and other third parties at our facilities. With our comprehensive safety and education program and attention to proper procedures at our dealerships, the number of incidents is below industry standards for all retail locations. Our Risk Manager is responsible for safety education and training, and regularly reviews indicators and areas where risks and injuries can occur, helping to eliminate hazards. General Managers at each dealership are responsible for safety at their location on a daily basis, and members of the safety committee at our corporate office are trained on CPR and other emergency procedures and regularly conduct drills for events such as a fire or tornado. We continue to follow the CDC COVID-19 guidelines and established Company procedures to maintain facilities that are clean, safe, and sanitized.

From a health perspective, the Company believes it is important to support the physical, mental, social, environmental and financial well-being of our Car-Mart associates at work and at home. The Company is committed to doing so with key initiatives that inspire associates to strive for long-term sustainable health and wellness for themselves and their families. We seek to educate and empower associates to improve and maintain their overall health. Further, we offer resources for preventive care, such as flu shots, vaccinations and other preventative health screenings. Associates have access to retirement investment plans and legal consultants to help them save for their future needs. The Company also offers professional resources that promote associates’ mental health and general well-being.

Talent and Development

The Company is committed to building a working environment and culture that attracts, develops and retains motivated associates. The Company strives to provide associates with broader challenging opportunities, an environment that encourages entrepreneurial thinking and the ability to develop their career. The success of our growth strategy and the operation of an organization that supports dealerships throughout 12 states requires that we continue to seek, attract, hire and retain top talent at all levels of the Company. We offer a competitive compensation and benefits program, and an opportunity for our associates to grow personally and professionally, with an eye toward retirement and financial planning.

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

The Company offers multiple programs for associate training, mentoring, and advancement. All associates are required to complete orientation courses in culture, safety, sexual harassment and discrimination awareness, and other compliance topics. Associates also have access to online training programs for the development of job-specific skills, leadership behaviors, and advanced topics such as unconscious bias. The Company’s Future Manager training program allows associates to learn all facets of operating a Car-Mart store from vehicle inventory and facility management to effective collection techniques, while acquiring leadership skills. In addition, the Company maintains its “Car-Mart U” training program which builds on the foundation established in the Future Manager program by providing a series of blended learning solutions preparing assistant managers for a general manager or other elevated management role by introducing new curriculum focused on advanced leadership training, business concepts and customer experience. We believe such programs demonstrate the Company’s commitment to the long-term growth, motivation, and success of our associates.

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

Executive Officers of the Registrant

The following table provides information regarding the executive officers of the Company as of April 30, 2023:

Name	Age	Position with the Company

Jeffrey A. Williams	60	Chief Executive Officer and Director

Vickie D. Judy	57	Chief Financial Officer

Douglas Campbell	47	President

Jeffrey A. Williams has served as Chief Executive Officer of the Company since January 2018, President of the Company from March 2016 until October 2022, and as a director since August 2011. Before becoming Chief Executive Officer, Mr. Williams served as Chief Financial Officer of the Company since 2005. He also served as Vice President Finance from 2005 to March 2016 and as Secretary of the Company from 2005 to May 2018. Mr. Williams is a Certified Public Accountant, inactive, and prior to joining the Company, his experience included approximately seven years in public accounting with Arthur Andersen & Co. and Coopers and Lybrand LLC in Tulsa, Oklahoma and Dallas, Texas. His experience also includes approximately five years as Chief Financial Officer and Vice President of Operations of Wynco, LLC, a nationwide distributor of animal health products.

Vickie D. Judy has served as Chief Financial Officer of the Company since January 2018. Before becoming Chief Financial Officer in January 2018, Ms. Judy served as Principal Accounting Officer since March 2016 and Vice President of Accounting since August 2015. Since joining the Company in May 2010, Ms. Judy has also served as Controller and Director of Financial Reporting. Ms. Judy is a Certified Public Accountant and prior to joining the Company her experience included approximately five years in public accounting with Arthur Andersen & Co. and approximately 17 years at National Home Centers, Inc., a home improvement product and building materials retailer, most recently as Vice President of Financial Reporting.

Douglas Campbell has served as President of the Company since October 2022. Before joining the company, Mr. Campbell was Senior Vice President, Head of Fleet Services for the Americas, at Avis Budget Group (“Avis”) since June 2022, previously serving in roles as Head of Fleet Services for the Americas since June 2021 and Vice President, Remarketing for the Americas, at Avis from March 2018 to June 2021. Prior to joining Avis, Mr. Campbell held management positions at AutoNation from September 2014 to March 2018 serving as Used Vehicle Director, Eastern Region, in AutoNation’s corporate office and later as General Manager of its Honda Dulles dealership. Preceding AutoNation, Mr. Campbell served fifteen years with Coral Springs Auto Mall, most recently serving as Executive General Manager.

Item 1A. Risk Factors

The Company is subject to various risks. The following is a discussion of risks that could materially and adversely affect the Company’s business, operating results, and financial condition.

Risks Related to the Company’s Business, Industry, and Markets

Recent and future disruptions in domestic and global economic and market conditions could have adverse consequences for the used automotive retail industry in the future and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Recent and future disruptions in domestic and global economic and market conditions, including rising interest rates and higher grocery and gasoline, or significant changes in the political environment (such as the ongoing military conflict between Ukraine and Russia) and/or public policy, could adversely affect consumer demand or increase the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime customers, its actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.

The outlook for the U.S. economy and the impacts of efforts to reduce inflation through interest rate increases remains uncertain, which may adversely affect the Company’s financial condition, results of operations and liquidity. Periods of economic slowdown or recession are often characterized by high unemployment and diminished availability of credit, generally resulting in increases in delinquencies, defaults, repossessions and credit losses. Further, periods of economic slowdown may also be accompanied by temporary or prolonged decreased consumer demand for motor vehicles and declining used vehicle prices. Significant increases in the inventory of used vehicles during periods of economic slowdown or recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. The prices of used vehicles are variable and a rise or decline in the used vehicle prices may have an adverse effect on the Company’s business. The Company is unable to predict with certainty the future impact of the most recent global and domestic economic conditions on consumer demand in our markets or on the Company’s costs.

A reduction in the availability or access to sources of inventory could adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesalers, new car dealers, individuals and auctions. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect gross margin percentages as the Company focuses on keeping payments affordable to its customer base. The Company could have to absorb a portion of cost increases. The supply of vehicles at appropriate prices available to the Company is significantly affected by overall new car sales volumes, which were negatively impacted by the business and economic and supply chain disruptions following the outbreak of the COVID-19 pandemic and have historically been materially and adversely affected by prior economic downturns. Any future decline in new car sales could further adversely affect the Company’s access to and costs of inventory. Our ability to source vehicles could also be impacted by the closure of auctions and wholesalers as a result of any future public health crisis, adverse economic conditions, or other factors.

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

●

Ability to successfully identify, complete and integrate new acquisitions. Part of our current growth strategy includes strategic acquisitions of dealerships. We could have difficulty identifying attractive target dealerships, completing the acquisition or integrating the acquired business’ assets, personnel and operations with our own. Acquisitions are accompanied by a number of inherent risks, including, without limitation, the difficulty of integrating acquired companies and operations; potential disruption of our ongoing business and distraction of our management or the management of the target company; difficulties in maintaining controls, procedures and policies; potential impairment of relationships with associates and partners as a result of any integration of new personnel; potential inability to manage an increased number of locations and associates; failure to realize expected efficiencies, synergies and cost savings; reaction to the transaction among the companies’ customers and potential customers; and the effect of any government regulations which relate to the businesses acquired.

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

●

Availability and cost of vehicles. The cost and availability of sources of inventory could affect the Company’s ability to open new dealerships The long-term impacts of the economic downturn due to COVID-19 on new car sales volumes and the ability of auctions and wholesalers to continue to operate is uncertain. Any of these factors could potentially have a significant negative effect on the supply of vehicles at appropriate prices available to the Company in future periods. This could also make it difficult for the Company to supply appropriate levels of inventory for an increasing number of dealerships without significant additional costs, which could limit our future sales or reduce future profit margins if we are required to incur substantially higher costs to maintain appropriate inventory levels.

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

The effects of any future public health crisis could have a significant impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments implemented mandates to mitigate this public health crisis. The pandemic has affected consumer demand and the overall health of the U.S. economy. The effects of any future outbreaks of the pandemic or similar health crises could negatively impact all aspects of our business, including used vehicle sales and financing, finance receivable collections, repossession activity and inventory acquisition. Our business is also dependent on the continued health and productivity of our associates, including management teams, throughout this crisis. The consequences of any future adverse public health developments could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if economic conditions were to once again deteriorate due to a future COVID-19 outbreak or other public health crisis, which could require us to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, support the origination of vehicle financing, and meet our financial obligations. Capital and credit markets were significantly affected by onset of the crisis and could be disrupted once again by any future wave of the virus or outbreak of a new coronavirus variant, and our ability to obtain any new or additional financing is not guaranteed and largely dependent upon evolving market conditions and other factors.

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

When applicable, the Company has to recognize losses resulting from the inability of certain borrowers to pay contracts and the insufficient realizable value of the collateral securing contracts. The Company maintains an allowance for credit losses in an attempt to cover net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience, changes in contractual characteristics (i.e., average amount financed, term, and interest rates), and other qualitative considerations, such as credit quality trends, collateral values, current and forecasted economic conditions, underwriting and collections practices, concentration risk, credit review, and other external factors. This evaluation is inherently subjective as it requires estimates of material factors that may be susceptible to significant change. If the Company’s assumptions and judgments prove to be incorrect, its current allowance for credit losses may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its contract portfolio which could adversely affect the Company’s financial condition and results of operations. At April 30, 2023 the Company increased its allowance for credit losses to 23.91% from 23.65% of the principal balance of finance receivables, net of deferred revenue, primarily due to increases in historical losses as a result of the ending of federal stimulus programs, continuing inflationary pressure on customers and increasing interest rates from federal monetary policy. Any future deterioration in economic conditions or consumer financial health may result in additional future credit losses that may not be fully reflected in the allowance for credit losses.

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

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth. To the extent finance receivables growth exceeds income from continuing operations, the Company generally increases its borrowings under its revolving credit facilities and, more recently, has issued non-recourse notes through asset-back securitization transactions to provide the cash necessary to fund operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or term securitizations. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or by accessing the securitization market, or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies. Further, the Company’s current credit facilities and non-recourse notes payable contain various reporting and/or financial performance covenants. Any failure of the Company to comply with these covenants could have a material adverse effect on the Company’s ability to implement its business strategy.

If the capital and credit markets experience disruptions and/or the availability of funds becomes restricted, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms which could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if negative domestic or global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy the financial and other restrictive covenants under its credit facilities.

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

Risks Related to the Company’s Common Stock

The Company’s stock trading volume may result in greater volatility in the market price of the Company’s common stock and may not provide adequate liquidity for investors.

Although shares of the Company’s common stock are traded on the NASDAQ Global Select Market, the average daily trading volume in the Company’s common stock is less than that of other larger automotive retail companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the average daily trading volume of the Company’s common stock, the market price of the Company’s common stock may be subject to greater volatility than companies with larger trading volumes as smaller transactions can more significantly impact the Company’s stock price. Significant sales of the Company’s common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of the Company’s common stock. The price of the Company’s common stock may also be subject to wide fluctuations based upon the Company’s operating results, general economic and market conditions, general trends and prospects for our industry, announcements by competitors, the Company’s ability to achieve any long-term targets or performance metrics and other factors. Any such fluctuations could increase the Company’s risk of being subject to securities class action litigation, which could result in substantial costs, divert management’s attention and resources and have other material adverse impacts on the Company’s business. Additionally, low trading volumes may limit a stockholder’s ability to sell shares of the Company’s common stock.

The Company currently does not intend to pay future dividends on its common stock.

The Company historically has not paid cash dividends on its common stock and currently does not anticipate paying future cash dividends on its common stock. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of the Company’s Board of Directors and will be dependent on then-existing conditions, including the Company’s financial condition and results of operations and contractual restrictions. The Company is also limited in its ability to pay dividends or make other distributions to its shareholders without the consent of its lender. Therefore, stockholders should not rely on future dividend income from shares of the Company’s common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of April 30, 2023, the Company leased approximately 79% of its facilities, including dealerships and the Company’s corporate offices. These facilities are located principally in the states of Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company’s corporate offices are located in approximately 50,000 square feet of leased space in Rogers, Arkansas. For additional information regarding the Company’s properties, see “Operations-Dealership Locations and Facilities” under Item 1 above and “Contractual Payment Obligations” and “Off-Balance Sheet Arrangements” under Item 7 of Part II.

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

Market Information for Common Equity

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRMT.

Holders of Record

As of June 23, 2023, there were approximately 977 shareholders of record. This number excludes stockholders holding the Company’s common stock as “beneficial owners” under nominee security position listings.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the fiscal year end percentage change in the cumulative total stockholder return on the Company’s common stock to (i) the cumulative total return of the NASDAQ Market Index (U.S. companies), and (ii) the market-weighted value of a customized peer group of automotive dealership companies (“Auto Dealerships”) composed of the common stock of Asbury Automotive Group, Inc.; AutoNation, Inc.; CarMax, Inc.; Copart, Inc.; Group 1 Automotive, Inc.; Lithia Motors, Inc.; Penske Automotive Group, Inc.; Rush Enterprises, Inc.; and Sonic Automotive, Inc. for the period of five fiscal years commencing on May 1, 2018 and ending on April 30, 2023. The Company selected the customized peer group because the Hemscott Group 744 Index is no longer available.

The graph assumes that the value of the investment in the Company’s common stock and each index or peer group was $100 on April 30, 2018.

The dollar value at April 30, 2023 of $100 invested in the Company’s common stock on April 30, 2018 was $150.3, compared to $180.98 for the NASDAQ Market Index (U.S. Companies) and $241.12 for the Auto Dealerships peer group.

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

Issuer Purchases of Equity Securities

         The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares of the Company’s common stock were purchased under the Company’s stock repurchase program during the fourth quarter of fiscal 2023.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

Overview

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart.” The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of April 30, 2023, the Company operated 156 dealerships located primarily in small cities throughout the South-Central United States.

Car-Mart has been operating since 1981. Car-Mart has grown its revenues between approximately 4% and 32% per year over the last ten years (average 12.0%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 17.6% for the fiscal year ended April 30, 2023 compared to fiscal 2022 primarily due to a 10.4% increase in average retail sales price, a 4.9% increase in units sold and a 29.2% increase in interest income.

The Company earns revenue from the sale of used vehicles, and in most cases a related service contract and an accident protection plan product, as well as interest income and late fees from the related financing. The Company’s cost structure is more fixed in nature and is sensitive to volume changes. Revenue can be affected by our level of competition, which is influenced to a large extent by the availability of funding to the sub-prime automobile industry, together with the availability and resulting purchase cost of the types of vehicles the Company purchases for resale. Revenues can also be affected by the macro-economic environment. Down payments, contract term lengths and proprietary credit scoring are critical to helping customers succeed and are monitored closely by corporate management at the point of sale. After the sale, collections, delinquencies and charge-offs are crucial elements of the Company’s evaluation of its financial condition and results of operations and are monitored and reviewed on a continuous basis. Management believes that developing and maintaining a relationship with its customers and earning their repeat business is critical to the success and growth of the Company and can serve to offset the effects of increased competition and negative macro-economic factors.

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

The COVID-19 global pandemic and the resulting macroeconomic effects have negatively impacted the availability and prices of the vehicles the Company purchases. Over the past three years, the reduction in new car production and fewer off-lease vehicles have negatively impacted the availability of used vehicle inventory and resulted in higher purchase costs. The Company constantly reviews and adjusts purchasing avenues in order to obtain an appropriate flow of vehicles. While the Company anticipates that the availability of used vehicles will remain constricted and keep purchase costs elevated in the near future, any decline in overall market pressures affecting the availability and costs of used vehicles could result in lower inventory purchase costs and present an opportunity for the Company to purchase slightly newer, lower mileage vehicle for its customers.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Over the last five fiscal years, the Company’s credit losses as a percentage of sales have ranged from approximately 19.30% in fiscal 2019 to 29.20% in fiscal 2023 (average of 23.74%). Credit loss results improved substantially in fiscal 2021 due to a lower frequency of losses and lower severity of loss amounts relative to the principal balance as the CARES Act enhanced unemployment and stimulus funds, combined with the Company’s commitment to working with customers, aided customers’ ability to make their vehicle payments. The improvement in credit losses as a percentage of sales for fiscal 2021 was further accelerated by the Company’s decision during the fourth quarter of fiscal 2021 to reduce the allowance for credit losses back to 23.55% of finance receivables, net of deferred revenue, which resulted in a $14.2 million pretax decrease in the provision for credit losses. The fiscal year 2022 credit losses began to normalize to pre-pandemic levels but were still below historical levels despite the increase in the average retail sales price. The fiscal year 2023 credit losses continued to normalize to pre-pandemic levels, partially driven by the lack of federal stimulus payments in the current fiscal year as compared to prior fiscal years due to the expiration of the CARES Act and the Consolidated Appropriations Act of 2021, and partially driven by the current macro-economic environment. Based on the Company’s current analysis of credit losses, the allowance for credit losses as a percentage of finance receivables, net of deferred revenue, increased from 23.57% at April 30, 2022 to 23.91% at April 30, 2023.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs can also be impacted by market and economic factors, including a competitive used vehicle financing environment and macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items. Negative macro-economic issues, however, do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation which in many cases is not a discretionary expenditure for customers.

The Company continuously looks for ways to operate more efficiently, improve its business practices and adjust underwriting and collection procedures. The Company has a proprietary credit scoring system which enables the Company to monitor the quality of contracts. Corporate office personnel monitor proprietary credit scores and work with dealerships when the distribution of scores falls outside of prescribed thresholds. The Company also uses credit reporting and the use of global positioning system (“GPS”) units on vehicles. Additionally, the Company has placed significant focus on the collection area as the Company’s training department continues to spend significant time and effort on collections improvements. The Company’s vice president of collections oversees the collections area and provides timely oversight and additional accountability on a consistent basis. The Company believes that the proper execution of its business practices is the single most important determinant of its long-term credit loss experience.

Over the last five fiscal years, the Company’s gross margin as a percentage of sales has ranged from approximately 40.4% in fiscal 2019 to 33.4% in fiscal 2023 (average of 38.0%). The Company’s gross margin is based upon the cost of the vehicle purchased, with lower-priced vehicles typically having higher gross margin percentages but lower gross profit dollars, and is also affected by the percentage of wholesale sales to retail sales, which relates for the most part to repossessed vehicles sold at or near cost. The gross margin percentage decreased in fiscal 2023 to 33.4% from 36.4% in the prior fiscal year, while total gross profit per retail unit sold increased by $72, primarily as a result of the Company selling on average a higher priced vehicle in fiscal 2023. The inflationary environment during fiscal 2023 also contributed to the lower gross margin percentage due to increased costs of vehicle parts, shop labor rates and transport services.

Hiring, training and retaining qualified associates is critical to the Company’s success. The Company’s ability to add new dealerships and implement operating initiatives is dependent on having a sufficient number of trained managers and support personnel. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The landscape for hiring remains very competitive as business activity and workforce participation continue to adjust post-pandemic. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

Immaterial Corrections to Historical Financial Statements

Certain historical financial information presented in this Annual Report on Form 10-K has been revised to correct immaterial errors in certain amounts reported in the Company’s prior financial statements related to the classification of deferred revenue of ancillary products at the time an account is charged off and the calculation for allowance for credit losses. Management has concluded that these corrections did not materially impact the Company’s operating results or financial condition in any prior annual or interim period. See Note N to the Condensed Consolidated Financial Statements for additional information.

Consolidated Operations

(Operating Statement Dollars in Thousands)

				% Change
				2023	2022
	Years Ended April 30,			vs.	vs.	As a % of Sales
	2023	2022	2021	2022	2021	2023	2022	2021
Operating Statement:
Revenues:
Sales	$1,209,279	$1,043,698	$799,129	15.9%	30.6%	100.0%	100.0%	100.0%
Interest and other income	196,219	151,853	110,545	29.2	37.4	16.2	14.5	13.8
Total	1,405,498	1,195,551	909,674	17.6	31.4	116.2	114.5	113.8

Costs and expenses:
Cost of sales, excluding depreciation shown below	805,873	663,631	479,153	21.4%	38.5%	66.6	63.6	60.0
Selling, general and administrative	176,696	156,130	130,855	13.2	19.3	14.6	15.0	16.4
Provision for credit losses	352,860	238,054	153,835	48.2	54.7	29.2	22.8	19.3
Interest expense	38,312	10,919	6,820	250.9	60.1	3.2	1.0	0.9
Depreciation and amortization	5,602	4,033	3,719	38.9	8.4	0.5	0.4	0.5
Loss (gain) on disposal of property and equipment	361	149	(40)	-	-	-	-	-
Total	1,379,704	1,072,916	774,342	28.6	38.6	114.1	102.8	97.1

Income before income taxes	$25,794	$122,635	$135,332			2.1%	11.8%	16.9%

Operating Data (Unaudited):
Retail units sold	63,584	60,595	56,806	4.9%	6.7%
Average dealerships in operation	155	152	150	2.0	1.3
Average units sold per dealership per month	34.2	33.2	31.6	3.0	5.1
Average retail sales price	$18,080	$16,372	$13,464	10.4	21.6
Gross profit per retail unit sold	$6,344	$6,272	$5,633	1.1	11.3
Same store revenue growth	16.6%	30.0%	18.7%
Receivables average yield	15.7%	15.8%	15.9%

Fiscal 2023 Compared to Fiscal 2022

Total revenues increased $209.9 million, or 17.6%, in fiscal 2023, as compared to revenue growth of 31.4% in fiscal 2022, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($196.7 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2022 ($15.3 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2022 ($2.1 million). The increase in revenue for fiscal 2023 is attributable to (i) a 10.4% increase in average retail sales price, (ii) a 4.9% increase in retail units sold and (iii) a 29.2% increase in interest and other income, due to the $289.2 million increase in average finance receivables.

Cost of sales, as a percentage of sales, increased to 66.6% compared to 63.6% in fiscal 2022, resulting in a decrease in the gross margin percentage to 33.4% of sales in fiscal 2023 from 36.4% of sales in fiscal 2022. On a dollar basis, our gross margin per retail unit sold increased by $72 in fiscal 2023 compared to fiscal 2022. The average retail sales price for fiscal 2023 was $18,080, a $1,708 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. Demand for the vehicles we purchase for resale has remained high and the supply has continued to be restricted primarily due to lower levels of new car production. The inflationary environment during fiscal 2023 also contributed to the lower gross margin percentage due to increased costs of vehicle parts, shop labor rates and transport services.

Selling, general and administrative expenses, as a percentage of sales decreased to 14.6% in fiscal 2023 from 15.0% for fiscal 2022. Selling, general and administrative expenses are, for the most part, more fixed in nature. During fiscal 2023 we continued investments in inventory procurement, technology and digital areas as well as investing in key additions to our leadership team. In dollar terms, selling, general and administrative expenses increased $20.6 million from fiscal 2022. These investments are expected to be leveraged, creating efficiencies in the business allowing us to serve more customers in future years.

Provision for credit losses as a percentage of sales increased to 29.2% for fiscal 2023 compared to 22.8% for fiscal 2022. Net charge-offs as a percentage of average finance receivables increased to 23.3% for fiscal 2023 compared to 18.3% for the prior year. The stimulus payments during fiscal 2022 had positive impacts on collections and net charge-off metrics, while in fiscal 2023, the absence of stimulus payments, added inflationary pressures and the current macro-economic environment had a negative impact on collections and net charge-off metrics. Net charge offs began to normalize to pre-pandemic levels in late fiscal 2022 and continued to normalize during fiscal 2023. The primary driver was an increased frequency of losses; however, the relative severity of losses also increased.

Interest expense for fiscal 2023 as a percentage of sales increased to 3.2% in fiscal 2023 from 1.0% in fiscal 2022. The increase in interest expense is primarily due to the higher interest rates in 2023 as well as the higher average borrowings in fiscal 2023 ($568.3 million in fiscal 2023 compared to $331.6 million for fiscal 2022). 71% of the increase in interest expense is attributable to the higher interest rates in 2023 and 29% is attributable to the increase in borrowings.

Fiscal 2022 Compared to Fiscal 2021

Total revenues increased $285.9 million, or 31.4%, in fiscal 2022, as compared to revenue growth of 22.2% in fiscal 2021, principally as a result of (i) revenue growth from dealerships that operated a full twelve months in both fiscal years ($269.2 million), and (ii) revenue from stores opened or acquired during or after the year ended April 30, 2021 ($16.8 million), partially offset by (iii) decreased revenue from dealerships closed during or after the year ended April 30, 2021 ($86,000). The increase in revenue for fiscal 2022 is attributable to (i) a 21.6% increase in average retail sales price, (ii) a 6.7% increase in retail units sold and (iii) a 37.4% increase in interest and other income.

Cost of sales, as a percentage of sales, increased slightly to 63.6% compared to 60.0% in fiscal 2021, resulting in a decrease in the gross margin percentage to 36.4% of sales in fiscal 2022 from 40.0% of sales in fiscal 2021. On a dollar basis, our gross margin per retail unit sold increased by $639 in fiscal 2022 compared to fiscal 2021. The average retail sales price for fiscal 2022 was $16,372, a $2,908 increase over the prior fiscal year, reflecting the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to our customers. Demand for the vehicles we purchase for resale remained high during fiscal 2022 and the supply continued to be restricted due to lower repossessions, lower levels of new car production and sales and additional demand due to stimulus money.

Selling, general and administrative expenses, as a percentage of sales decreased to 15.0% in fiscal 2022 from 16.4% for fiscal 2021. Selling, general and administrative expenses remained, for the most part, more fixed in nature. In dollar terms, overall selling, general and administrative expenses increased $25.3 million from fiscal 2021. The increase was primarily focused on investments in our associates, especially building our customer experience team and investing in procurement, combined with increased commissions due to higher net income.

Provision for credit losses as a percentage of sales increased to 22.8% for fiscal 2022 compared to 19.3% for fiscal 2021. Net charge-offs as a percentage of average finance receivables increased to 18.3% for fiscal 2022 compared to 18.0% for the prior year. The stimulus payments during fiscal 2021 had positive impacts on collections and net charge-off metrics. From a long-term historical perspective, the fiscal 2022 net charge-offs were much improved and below historical levels despite the increase in the average retail sales price. The frequency of losses increased compared to the prior year as credit losses began to normalize to pre-pandemic levels.

Interest expense as a percentage of sales increased slightly to 1.0% in fiscal 2022 from 0.9% in fiscal 2021. The increase in interest expense is primarily due to the higher average borrowings in fiscal 2022 ($333.2 million in fiscal 2022 compared to $220.7 million in fiscal 2021).

Financial Condition

The following table sets forth the major balance sheet accounts of the Company at April 30, 2023, 2022 and 2021 (in thousands):

	April 30,
	2023	2022	2021
Assets:
Finance receivables, net	$1,073,764	$863,674	$632,270
Inventory	109,290	115,302	82,263
Income taxes receivable, net	9,259	274	-
Property and equipment, net(1)	61,682	45,412	34,719

Liabilities:
Accounts payable and accrued liabilities	60,802	52,685	49,486
Deferred revenue	120,469	92,491	56,810
Income taxes payable, net	-	-	150
Deferred income tax liabilities, net	39,315	30,449	21,698
Non-recourse notes payable, net	471,367	395,986	-
Revolving line of credit, net	167,231	44,670	225,924

(1)

Prepaid expenses and other assets at April 30, 2022, reflects an immaterial reclassification of approximately $6.0 million of capitalized implementation costs related to a cloud-computing arrangement previously recorded in Property and equipment, net, and did not impact operating income.

The following table shows receivables growth compared to revenue growth during each of the past three fiscal years. For fiscal year 2023, growth in finance receivables, net of deferred revenue, of 24.2% exceeded revenue growth of 17.6%, due primarily to the increases in term lengths of our installment sales contracts as the Company strives to keep payments affordable for our customers. The Company anticipates going forward that the growth in finance receivables will generally continue to be slightly higher than overall revenue growth on an annual basis due to the overall term length increases in our installment sales contracts in recent years. The average term for installment sales contracts at April 30, 2023 was 46.3 months, compared to 42.9. months for April 30, 2022.

	Years Ended April 30,
	2023	2022	2021

Growth in finance receivables, net of deferred revenue	24.2%	34.1%	28.7%
Revenue growth	17.6%	31.4%	23.7%

At fiscal year-end 2023, inventory decreased 5.2% ($6.0 million), compared to fiscal year-end 2022, primarily due to a concerted effort to increase efficiencies in our inventory operations resulting in annualized inventory turns of 7.2 compared to 6.7 for the previous year. The Company strives to improve the quality of the inventory and maintain adequate turns while maintaining inventory levels to ensure an adequate supply of vehicles, in volume and mix, and to meet sales demand.

Property and equipment, net, increased by approximately $16.3 million as of April 30, 2023 as compared to fiscal 2022. We incurred approximately $22.3 million in expenditures during fiscal year 2023, primarily related to new locations, relocations and finalizing our rebranding project. The increase to property and equipment, net, was partially offset by depreciation expense of $5.6 million and disposals of approximately $454,000  in furniture and equipment.

Accounts payable and accrued liabilities increased by approximately $8.1 million at April 30, 2023 as compared to April 30, 2022 primarily due to higher accounts payable related to increased inventory and sales activity.

Deferred revenue increased $28 million at April 30, 2023 over April 30, 2022, primarily resulting from the increase in sales of the accident protection plan and service contract products, as well as the increased terms on the service contracts.

Deferred income tax liabilities, net, increased approximately $8.9 million at April 30, 2023 as compared to April 30, 2022, due primarily to the increase in finance receivables, net.

The Company had $471 million and $396 million of non-recourse notes payable outstanding related to asset-backed term funding transactions for the periods ended April 30, 2023 and 2022, respectively.

The Company also maintains a revolving line of credit with a group of lenders with available borrowings based on and secured by eligible finance receivables and inventory. Interest under the revolving credit facilities is payable monthly at an interest rate determined based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.75%. Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, (v) common stock repurchases and (vi) other sources of financing, such as our recent issuance of asset-backed non-recourse notes. At April 30, 2023, the Company had $167.2 million in outstanding borrowings under the revolving credit facilities.

Historically, income from continuing operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases. During fiscal 2023, the Company primarily utilized the proceeds of its April 2022 and January 2023 asset-backed term funding transactions to fund the Company’s current receivables growth.

In fiscal 2023, the Company had a $172.5 million net increase in total debt, net of cash, used to contribute to the funding of finance receivables growth of $210.1 million, net capital expenditures of $22.3 million and common stock repurchases of $5.2 million. These investments reflect our commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain historical information with respect to the Company’s Statements of Cash Flows (in thousands):

	Years Ended April 30,
	2023	2022	2021
Operating activities:
Net income	$20,432	$95,014	$104,820
Provision for credit losses	352,860	238,054	153,835
Losses on claims for accident protection plan	25,107	21,871	18,954
Depreciation and amortization	5,602	4,033	3,719
Amortization of debt issuance costs	5,461	775	391
Stock based compensation	5,314	5,496	5,962
Deferred income taxes	8,866	8,750	7,239
Finance receivable originations	(1,161,132)	(1,009,858)	(762,717)
Finance receivable collections	434,458	417,796	370,254
Accrued interest on finance receivables	(1,188)	(1,559)	(269)
Inventory	133,047	51,057	5,019
Accounts payable and accrued liabilities	8,621	5,167	14,766
Deferred accident protection plan revenue	17,150	21,850	14,865
Deferred service contract revenue	24,542	30,645	14,760
Income taxes, net	(8,984)	(424)	(3,691)
Other(1)	(5,884)	(7,845)	(1,719)
Total	(135,728)	(119,178)	(53,812)

Investing activities:
Purchase of investments	(5,549)	(1,574)	-
Purchase of property and equipment(1)	(22,106)	(15,796)	(8,952)
Proceeds from sale of property and equipment	84	20	694
Total	(27,571)	(17,350)	(8,258)

Financing activities:
Debt facilities, net	(207,696)	(186,037)	9,965
Non-recourse debt, net	400,176	399,994	-
Change in cash overdrafts	-	(1,802)	1,802
Purchase of common stock	(5,196)	(34,698)	(10,616)
Dividend payments	(40)	(40)	(40)
Exercise of stock options, including tax benefits and issuance of common stock	1,502	(1,195)	4,292
Total	188,746	176,222	5,403

Increase (decrease) in cash, cash equivalents, and restricted cash	$25,447	$39,694	$(56,667)

(1)

Prepaid expenses and other assets at April 30, 2022, reflects an immaterial reclassification of approximately $6.0 million of capitalized implementation costs related to a cloud-computing arrangement previously recorded in Property and equipment, net, and did not impact operating income.

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

Cash flows from operations in fiscal 2023 compared to fiscal 2022 decreased primarily as a result of (i) an increase in finance receivable originations and (ii) a decrease in deferred revenue, partially offset by an increase in (iii) finance receivable collections. Finance receivables, net, increased by $210.1 million during fiscal 2023.

Cash flows from operations in fiscal 2022 compared to fiscal 2021 decreased primarily as a result of (i) an increase in finance receivable originations and (ii) an increase in inventory, partially offset by increases in (iii) finance receivable collections and (iv) deferred revenue. Finance receivables, net, increased by $231.4 million during fiscal 2022.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices have begun to soften but remain high by historical standards.  The Company expects the tight used vehicle supply and strong demand for the types of vehicles we purchase to continue to keep purchase costs and resulting sales prices elevated for the short term but anticipates that continuing strong wage increases for our customers will cause affordability to improve gradually over the next couple of years.

The Company has devoted significant efforts to improving its purchasing processes to ensure adequate supply at appropriate prices, including expanding its purchasing territories to larger cities in close proximity to its dealerships and forming relationships with reconditioning partners to reduce purchasing costs. The Company has also increased the level of accountability for its purchasing agents including updates to sourcing and pricing guidelines. The Company continues to build relationships with national vendors that can supply a large quantity of high-quality vehicles. Even with these efforts, the Company expects gross margin percentages to remain under pressure over the near term.

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

The Company’s collection results, credit losses and liquidity are also affected by the availability of funding to the sub-prime auto industry. In recent years, increased competition resulting from the availability of funding to the sub-prime auto industry has contributed to the Company reducing down payments and lengthening contract terms for our customers, which added negative pressure to our collection percentages and credit losses and increased our need for external sources of liquidity. During fiscal years 2022 and 2023, the availability of credit to the Company’s customer base was somewhat dampened but remained near recent historical levels. The Company believes that the amount of credit available, even with it tightening in 2023, for the sub-prime auto industry will remain relatively consistent with levels in recent years, which management expects will contribute to continued strong overall demand for most, if not all, of the vehicles the Company purchases for resale.

The Company has generally leased the majority of the properties where its dealerships are located. As of April 30, 2023, the Company leased approximately 79% of its dealership properties. At April 30, 20223 the Company had $82.2 million of operating lease commitments, including $13.3 million of non-cancelable lease commitments under the lease terms, and $68.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. Of the $82.2 million total lease obligations, $46.5 million of these commitments will become due in more than five years. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At April 30, 2023, the Company had approximately $9.8 million of cash on hand and $121.4 million of availability under its revolving credit facilities (see Note F to the Consolidated Financial Statements in Item 8). On a short-term basis, the Company’s principal sources of liquidity include income from operations, proceeds from non-recourse notes payable issued under asset-back securitization transactions and borrowings under its revolving credit facilities. On a longer-term basis, the Company expects its principal sources of liquidity to consist of income from operations, funding from asset-back securitization transactions, and borrowings under revolving credit facilities or fixed interest term loans. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company also believes it could raise additional capital through the issuance of additional debt or equity securities if necessary or if market conditions are favorable to pursue strategic opportunities.

The Company expects to use cash from operations and borrowings to (i) grow its finance receivables portfolio, (ii) purchase fixed assets of approximately $12 million in the next 12 months as we complete facility updates and general fixed asset requirements, (iii) repurchase shares of common stock when favorable conditions exist and (iv) reduce debt to the extent excess cash is available. The Company estimates that total interest payments on its outstanding debt facilities as of April 30, 2023, are approximately $54.3 million with approximately $34.3 million in interest payable during fiscal 2024.

The Company believes it will have adequate liquidity to continue to grow its revenues and to satisfy its capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $2.9 million at April 30, 2023.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2023.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At April 30, 2023, the weighted average contract term was 46.3 months with 36.3 months remaining. The allowance for credit losses at April 30, 2023 of $299.6 million, was 23.91% of the principal balance in finance receivables of $1.4 billion, less unearned accident protection plan revenue of $53.1 million and unearned service contract revenue of $67.4 million. In the fourth quarter of fiscal 2023, the Company increased the allowance for credit losses as a percentage of finance receivables from 23.57% to 23.91%.

The allowance for credit losses represents the Company’s expectation of future net charge-offs at the measurement date. The allowance takes into account quantitative and qualitative factors such as historical credit loss experience, with consideration given to changes in contract characteristics (i.e., average amount financed, greater than 30 day delinquencies, term, and interest rates), credit quality trends, collateral values, current and forecasted inflationary economic conditions, underwriting and collection practices, concentration risk, credit review, and other external factors. The allowance for credit losses is reviewed at least quarterly by management with any changes reflected in current operations.

The calculation of the allowance for credit losses uses the following primary factors:

●

The probability of default (“PD”) or the number of units repossessed or charged-off divided by the number of units financed over the last five fiscal years (based on increments of 1, 1.5, 2, 3, 4, and 5 years).

●

Loss given at default (“LGD”) or the average net repossession and charge-off loss per unit during the last 18 months, segregated by the number of months since the contract origination date, and adjusted for the expected average net charge-off per unit.

●

The timing of repossession and charge-off loss relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last 18 months. The average number of months since the loan origination date, to charge off, over the last 18 months, is 12.3 months.

An adjustment is incorporated in calculating the adjusted historical average remaining net loss per unit, for loans originated in the past 12 months to account for asset-specific adjustments, which include financing term, amount financed, credit quality trends and delinquencies.

A historical loss rate is produced by this analysis, which is then adjusted by qualitative factors and to reflect current and forecasted inflationary economic conditions over the Company’s reasonable and supportable forecast of period of one year.

The Company considers qualitative macro-economic factors that would affect its customers’ non-discretionary income, such as changes in inflation, which impact gasoline prices and prices for staple items, to develop reasonable and supportable forecasts for the lifetime expected losses. These economic forecasts are utilized alongside historical loss information in order to estimate expected losses in the portfolio over the following 12-month period, at which point the Company will immediately revert to the point estimate produced by the Company’s analysis of historical loss information to estimate expected losses from the portfolio for the remaining contractual lives of its finance receivables.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement and make the necessary updates to our vintage disclosures for the interim period beginning May 1, 2023, and aside from these disclosure changes.

Non-GAAP Financial Measure

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). We present an adjusted debt to equity ratio, a non-GAAP financial measure, as a supplemental measure of our financial condition. The adjusted debt to equity ratio is defined as the ratio of total debt, net of cash, to total equity. We believe the debt, net of cash, to equity ratio is a useful measure to monitor leverage and evaluate balance sheet risk. This measure should not be considered in isolation or as a substitute for reported GAAP results because it excludes certain items as compared to similar GAAP-based measures, and such measure may not be comparable to similarly-titled measures reported by other companies. We strongly encourage investors to review our consolidated financial statements included in this Annual Report on Form 10-K in their entirety and not rely solely on anyone, single financial measure.  The reconciliation between the Company’s debt to equity ratio and debt, net of cash, to equity ratio for fiscal year ending April 30, 2023, is summarized in the table below.

April 30, 2023
Debt to Equity	1.28
Cash to Equity	0.14
Debt, net of Cash, to Equity	1.14

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company had an outstanding balance on its revolving line of credit of $167.2 million at April 30, 2023. The impact of a 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.7 million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate of 16.5% (prior to December 2022) to 18.0% (effective December 2022) for all states except Arkansas (which is subject to a usury cap of 17%) and Illinois (where dealerships originate at 19.5% to 21.5%), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 8. Financial Statements and Supplementary Data

The following financial statements and accountant’s report are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets as of April 30, 2023 and 2022

Consolidated Statements of Operations for the years ended April 30, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended April 30, 2023, 2022 and 2021

Consolidated Statements of Equity for the years ended April 30, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 26, 2023 expressed an unqualified opinion.

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

Allowance for credit losses

As described further in Notes B and C to the consolidated financial statements, the Company recorded an allowance for credit losses of $299.6 million on finance receivables of $1.4 billion as of April 30, 2023. Management estimates the allowance for credit losses on finance receivables by applying a loss-rate method using historical credit loss experience (both timing and severity of losses) and collateral values. The estimate is adjusted for current conditions which include factors such as adjustments for changes in customer credit deterioration and customer delinquency rates. The estimate is further adjusted for reasonable and supportable forecasts for the expected effects of macroeconomic factors, such as the effects of current and forecasted inflation. We identified the allowance for credit losses as a critical audit matter.

The principal considerations for our determination that the allowance for credit losses is a critical audit matter are the significant judgments made by management in adjusting the historical loss experience to reflect current conditions and the selection and measurement of factors to account for the reasonable and supportable forecast period. Evaluating management’s conclusions involved a high degree of auditor judgment in performing our audit procedures.

Our audit procedures related to the allowance for credit losses included the following, among others:

●

We tested the design and operating effectiveness of management’s review control over the allowance for credit losses, which included the selection and measurement of adjustments related to customer credit deterioration, customer delinquency rates as well as the expected effects from current and forecasted inflation, on the allowance for credit losses.

●

We tested management’s process for determining the allowance for credit losses, which included the selection and measurement of adjustments related to customer credit deterioration, customer delinquency rates as well as the expected effects from current and forecasted inflation on the allowance for credit losses.

We have served as the Company’s auditor since 1999.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

June 26, 2023

Consolidated Balance Sheets

America’s Car-Mart, Inc.

(Dollars in thousands, except share and per share amounts)

	April 30, 2023	April 30, 2022
Assets:
Cash and cash equivalents	$9,796	$6,916
Restricted cash	58,238	35,671
Accrued interest on finance receivables	6,115	4,926
Finance receivables, net	1,073,764	863,674
Inventory	109,290	115,302
Income taxes receivable, net	9,259	274
Prepaid expenses and other assets	21,429	15,070
Right-of-use asset	59,142	58,828
Goodwill	11,716	8,623
Property and equipment, net	61,682	45,412

Total Assets	$1,420,431	$1,154,696

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$27,196	$20,055
Deferred accident protection plan revenue	53,065	43,936
Deferred service contract revenue	67,404	48,555
Accrued liabilities	33,606	32,630
Deferred income tax liabilities, net	39,315	30,449
Lease liability	62,300	61,481
Non-recourse notes payable, net	471,367	395,986
Revolving line of credit, net	167,231	44,670
Total liabilities	921,484	677,762

Commitments and contingencies (Note L)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,701,468 and 13,642,185 issued at April 30, 2023 and April 30, 2022, respectively, of which 6,373,404 and 6,371,977 were outstanding at April 30, 2023 and April 30, 2022, respectively	137	136
Additional paid-in capital	109,929	103,113
Retained earnings	685,802	665,410
Less: Treasury stock, at cost, 7,328,064 and 7,270,208 shares at April 30, 2023 and April 30, 2022, respectively	(297,421)	(292,225)
Total stockholders' equity	498,447	476,434
Non-controlling interest	100	100
Total equity	498,547	476,534

Total Liabilities, mezzanine equity and equity	$1,420,431	$1,154,696

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

America’s Car-Mart, Inc.

(Dollars in thousands except share and per share amounts)

	Years Ended April 30,
	2023	2022	2021
Revenues:
Sales	$1,209,279	$1,043,698	$799,129
Interest and other income	196,219	151,853	110,545

Total revenues	1,405,498	1,195,551	909,674

Costs and expenses:
Cost of sales, excluding depreciation	805,873	663,631	479,153
Selling, general and administrative	176,696	156,130	130,855
Provision for credit losses	352,860	238,054	153,835
Interest expense	38,312	10,919	6,820
Depreciation and amortization	5,602	4,033	3,719
Loss (gain) on disposal of property and equipment	361	149	(40)
Total costs and expenses	1,379,704	1,072,916	774,342

Income before income taxes	25,794	122,635	135,332

Provision for income taxes	5,362	27,621	30,512

Net income	$20,432	95,014	$104,820

Less: Dividends on mandatorily redeemable preferred stock	40	40	40

Net income attributable to common stockholders	$20,392	$94,974	$104,780

Earnings per share:
Basic	$3.20	$14.59	$15.81
Diluted	$3.11	$13.92	$15.05

Weighted average number of shares outstanding:
Basic	6,371,229	6,509,673	6,628,749
Diluted	6,566,896	6,823,481	6,961,575

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

America’s Car-Mart, Inc.

(In thousands)

	Years Ended April 30,
Operating activities:	2023	2022	2021
Net income	$20,432	$95,014	$104,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	352,860	238,054	153,835
Losses on claims for accident protection plan	25,107	21,871	18,954
Depreciation and amortization	5,602	4,033	3,719
Amortization of debt issuance costs	5,461	775	391
Loss (gain) on disposal of property and equipment	361	149	(40)
Stock-based compensation	5,314	5,496	5,962
Deferred income taxes	8,866	8,750	7,239
Change in operating assets and liabilities:
Finance receivable originations	(1,161,132)	(1,009,858)	(762,717)
Finance receivable collections	434,458	417,796	370,254
Accrued interest on finance receivables	(1,188)	(1,559)	(269)
Inventory	133,047	51,057	5,019
Prepaid expenses and other assets	(6,245)	(7,994)	(1,679)
Accounts payable and accrued liabilities	8,621	5,167	14,766
Deferred accident protection plan revenue	17,150	21,850	14,865
Deferred service contract revenue	24,542	30,645	14,760
Income taxes, net	(8,984)	(424)	(3,691)
Net cash used in operating activities	(135,728)	(119,178)	(53,812)

Investing Activities:
Purchase of investments	(5,549)	(1,574)	-
Purchases of property and equipment	(22,106)	(15,796)	(8,952)
Proceeds from sale of property and equipment	84	20	694
Net cash used in investing activities	(27,571)	(17,350)	(8,258)

Financing Activities:
Exercise of stock options	1,216	(1,488)	4,034
Issuance of common stock	286	293	258
Purchase of common stock	(5,196)	(34,698)	(10,616)
Dividend payments	(40)	(40)	(40)
Debt issuance costs	(2,263)	(6,108)	(282)
Change in cash overdrafts	-	(1,802)	1,802
Issuances of non-recourse notes payable	400,176	399,994	-
Principal payments on notes payable	(327,276)	-	(524)
Proceeds from revolving credit facilities	524,531	331,113	73,337
Payments on revolving credit facilities	(402,688)	(511,042)	(62,566)
Net cash provided by financing activities	188,746	176,222	5,403

Increase (decrease) in cash, cash equivalents, and restricted cash	25,447	39,694	(56,667)
Cash, cash equivalents, and restricted cash beginning of period	42,587	2,893	59,560

Cash, cash equivalents, and restricted cash end of period	$68,034	$42,587	$2,893

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Equity

America’s Car-Mart, Inc.

(Dollars in thousands, except share amounts)

For the Years Ended April 30, 2023, 2022 and 2021

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2020	13,478,733	$135	$88,559	$465,656	$(246,911)	$100	$307,539

Issuance of common stock	2,921	-	258	-	-	-	258
Stock options exercised	110,235	1	4,033	-	-	-	4,034
Purchase of 106,590 treasury shares	-	-	-	-	(10,616)	-	(10,616)
Stock based compensation	-	-	5,962	-	-	-	5,962
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	104,820	-	-	104,820
Balance at April 30, 2021	13,591,889	$136	$98,812	$570,436	$(257,527)	$100	$411,957

Issuance of common stock	9,721	-	293	-	-	-	293
Stock options exercised	40,575		(1,488)	-	-	-	(1,488)
Purchase of 304,204 treasury shares	-	-	-	-	(34,698)	-	(34,698)
Stock based compensation	-	-	5,496	-	-	-	5,496
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	95,014	-	-	95,014
Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	33,867	-	286	-	-	-	286
Stock options exercised	25,416	1	1,216	-	-	-	1,217
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	5,314	-	-	-	5,314
Dividends on subsidiary preferred stock	-	-	-	(40)	-	-	(40)
Net income	-	-	-	20,432	-	-	20,432
Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

America’s Car-Mart, Inc.

A - Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are conducted principally through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). Collectively, Car-Mart of Arkansas and Colonial are referred to herein as “Car-Mart”. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of April 30, 2023, the Company operated 156 dealerships located primarily in small cities throughout the South-Central United States.

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

Concentration of Risk

The Company provides financing in connection with the sale of substantially all of its vehicles. These sales are made primarily to customers residing in Alabama, Arkansas, Georgia, Illinois, Kentucky, Mississippi, Missouri, Oklahoma, Tennessee, and Texas, with approximately 28.0% of revenues resulting from sales to Arkansas customers.

As of April 30, 2023, and periodically throughout the year, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

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

Restricted Cash

Restricted cash is related to the financing and securitization transaction discussed below and are held by the securitization trusts.

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

Restricted cash consists of the following for the years ending April 30, 2023 and April 30, 2022:

(In thousands)	April 30, 2023	April 30, 2022

Restricted cash from collections on auto finance receivables	$34,442	$24,242
Restricted cash on deposit in reserve accounts	23,796	11,429

Restricted Cash	$58,238	$35,671

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

The Company is required to evaluate term securitization trusts for consolidation. In the Company’s role as servicer, it has the power to direct the activities of the trust that most significantly impact the economic performance of the trust. In addition, the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trust, remain with the Company. Accordingly, the Company is the primary beneficiary of the trusts and is required to consolidate them.

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 16.7% using the simple effective interest method including any deferred fees. In December 2022, the Company changed the interest rate on new originations of installment sale contracts to 18% (from 16.5%) in all states in which it operates, except for Arkansas (remains at 16.5%) and Illinois (19.5% – 21.5%). Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($6.1 million at April 30, 2023 and $4.9 million at April 30, 2022 on the Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off, is reserved for against the accrued interest on the Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 79% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the general decline in the value of the collateral lead to prompt resolutions on problem accounts. At April 30, 2023, 3.6% of the Company’s finance receivables balances were 30 days or more past due compared to 3.0% at April 30, 2022.

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

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 69 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover losses expected to be incurred on the portfolio at the measurement date. The Company accrues an estimated loss for the amount it believes will not be collected. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and  qualitative considerations, such as changes in contract characteristics (i.e., average amount financed, greater than 30 + day delinquencies, term, and interest rates), credit quality trends, collateral values, current and forecasted inflationary economic conditions,  underwriting and collection practices, concentration risk, credit review, and other external trends. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses.

The calculation of the allowance for credit losses uses the following primary factors:

●	The probability of default (“PD”) or the number of units repossessed or charged-off divided by the number of units financed over the last five fiscal years (based increments of 1, 1.5, 2, 3, 4, and 5 years).

●

Loss given at default (“LGD”) or the average net repossession and charge-off loss per unit during the last 18 months, segregated by the number of months since the contract origination date, and adjusted for the expected average net charge-off per unit.

●

The timing of repossession and charge-off loss relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last 18 months. The average number of months since the loan origination date, to charge off, over the last 18 months, is 12.3 months.

An adjustment is incorporated in calculating the adjusted historical average remaining net loss per unit, for loans originated in the past 12 months to account for asset-specific adjustments, which include financing term, amount financed, credit quality trends and delinquencies.

A historical loss rate is produced by this analysis which is then adjusted by qualitative factors and to reflect current and forecasted inflationary economic conditions over the Company’s reasonable and supportable forecast period of one-year.

The Company considers qualitative macro-economic factors that would affect its customers non-discretionary income, such as changes in inflation, which impact gasoline prices and prices for staple items, to develop reasonable and supportable forecasts for the lifetime expected losses. These economic forecasts are utilized alongside historical loss information in order to estimate expected losses in the portfolio over the following twelve-month period, at which point the Company will immediately revert to the point estimate produced by the Company’s analysis of historical loss information to estimate expected losses from the portfolio for the remaining contractual lives of its finance receivables.

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such a difference. At April 30, 2023, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at April 30, 2023 or 2022.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during fiscal 2023 or fiscal 2022.

The Company had $11.7 million and $8.6 million of goodwill for the periods ended April 30, 2023 and 2022, respectively. The increase of $3.1 million during the year ended April 30, 2023 was primarily due to the acquisition of ongoing dealership assets during the current year and changes in the assessment of the fair value of previous acquisitions.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized internal-use software and operating lease right-of-us assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, such assets are considered to be impaired, and the impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.

Cloud Computing Implementation Costs

The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other assets on the Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Consolidated Statement of Operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $9.0 million and $6.0 million as of April 30, 2023, and 2022, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $136,709 and $50,888 as of April 30, 2023 and 2022, respectively.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the fiscal years before 2019.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of April 30, 2023 and 2022, respectively.

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

Sales consist of the following for the years ended April 30, 2023, 2022 and 2021:

	Years Ended April 30,
(In thousands)	2023	2022	2021

Sales – used autos	$1,057,465	$918,414	$708,431
Wholesales – third party	59,695	51,641	34,286
Service contract sales	57,593	42,958	30,733
Accident protection plan revenue	34,526	30,685	25,679

Total	$1,209,279	$1,043,698	$799,129

At April 30, 2023 and 2022, finance receivables more than 90 days past due were approximately $3.9 million and $3.0 million, respectively. Late fee revenues totaled approximately $4.4 million, $3.1 million and $2.5 million for the fiscal years ended 2023, 2022 and 2021, respectively. Late fee revenue is recognized when collected and is reflected within Interest and other income on the Consolidated Statements of Operations.

During the years ended April 30, 2023 and 2022, the Company recognized $26.8 million and $16.5 million of revenues that were included in deferred service contract revenues for the years ended April 30, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of television, radio, print media and digital marketing costs. Advertising costs amounted to $5.8 million, $5.0 million and $2.9 million for the years ended April 30, 2023, 2022 and 2021, respectively.

Employee Benefit Plans

The Company has 401(k) plans for all of its employees meeting certain eligibility requirements. The plans provide for voluntary employee contributions and the Company matches 50% of employee contributions up to a maximum of 6% of each employee’s compensation. The Company contributed approximately $1.2 million, $1.2 million, and $908,000 to the plans for the years ended April 30, 2023, 2022 and 2021, respectively.

The Company offers employees the right to purchase common shares at a 15% discount from market price under the 2006 Employee Stock Purchase Plan which was approved by shareholders in October 2006. The Company takes a charge to earnings for the 15% discount, included in stock-based compensation. Amounts for fiscal years 2023, 2022 and 2021 were not material individually or in the aggregate. A total of 200,000 shares were registered and 129,254 remain available for issuance under this plan at April 30, 2023.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note K. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from equity awards in the Consolidated Statements of Operations in the reporting period in which the exercises occur. The Company recorded a discrete income tax benefit of approximately $558,000 and $1.4 million during the years ended April 30, 2023 and 2022, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

Treasury Stock

The Company purchased 57,856, 304,204, and 106,590 shares of its common stock to be held as treasury stock for a total cost of $5.2 million, $34.7 million and $10.6 million during the years ended April 30, 2023, 2023 and 2021, respectively. Treasury stock may be used for issuances under the Company’s stock-based compensation plans or for other general corporate purposes. The Company has a reserve account of 10,000 shares of treasury stock to secure outstanding service contracts issued in Iowa in accordance with the regulatory requirements of that state and another reserve account of 14,000 shares of treasury stock for its subsidiary, ACM Insurance Company, in accordance with the requirements of the Arkansas Department of Insurance.

Facility Leases

The Company’s leases primarily consist of operating leases related to retail stores, office space, and land. For more information on financing obligations, see Note F.

The initial term for real property leases is typically 3 to 10 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 10 years or more. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) asset and lease liability, when it is reasonably certain that the options will be exercised. The weighted average remaining lease term as of April 30, 2023 was 12.9 years.

The ROU asset and the related lease liability are initially measured at the present value of future lease payments over the lease term. As most leases do not provide an implicit interest rate, the Company obtains a quote for a collateralized debt obligation from a group of lenders each quarter to determine the present value of future payments of leases commenced for that quarter. The weighted average discount rate as of April 30, 2023 was 4.40%.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses. The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance will affect the Company’s vintage disclosures related to current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022. The company has concluded that there is no expected impact to the consolidated financial statements.

C - Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.0% for all states except Arkansas (which is subject to a usuary cap of 17%) and Illinois (where dealerships originate at 19.5% to 21.5%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in our financing receivables is managed as one homogeneous pool. The components of finance receivables as of April 30, 2023, and 2022 are as follows:

(In thousands)	April 30, 2023	April 30, 2022

Gross contract amount	$1,752,149	$1,378,803
Less unearned finance charges	(378,777)	(277,306)
Principal balance	1,373,372	1,101,497
Less allowance for credit losses	(299,608)	(237,823)

Finance receivables, net	$1,073,764	$863,674

Auto finance receivables collateralizing the non-recourse notes payable related to the financing and securitization transaction completed during the fiscal year 2023 and 2022 were $721.9 million and $550.3 million, respectively.

Changes in the finance receivables, net for the years ended April 30, 2023, 2022 and 2021 are as follows:

	Years Ended April 30,
(In thousands)	2023	2022	2021

Balance at beginning of period	$863,674	$632,270	$472,401
Finance receivable originations	1,161,132	1,009,858	762,717
Finance receivable collections	(434,458)	(417,796)	(370,254)
Provision for credit losses	(352,860)	(238,054)	(153,835)
Losses on claims for accident protection plan	(25,107)	(21,871)	(18,954)
Inventory acquired in repossession and accident protection plan claims	(138,617)	(100,734)	(59,805)

Balance at end of period	$1,073,764	$863,674	$632,270

Changes in the finance receivables allowance for credit losses for the years ended April 30, 2023, 2022 and 2021 are as follows:

	Years Ended April 30,
(In thousands)	2023	2022	2021

Balance at beginning of period	$237,823	$177,267	$148,781
Provision for credit losses	352,860	238,054	153,835
Charge-offs, net of recovered collateral	(291,075)	(177,498)	(125,349)

Balance at end of period	$299,608	$237,823	$177,267

Amounts recovered from previously written-off accounts were $2.5 million, $2.4 million, and $1.9 million for the years ended April 30, 2023, 2022 and 2021, respectively.

As a result of improved credit losses during the fiscal year 2021, as well as the Company’s outlook for projected losses, the Company decreased the allowance for credit losses in the fourth quarter of fiscal 2021 from 25.43% to 23.55%, resulting in a $14.2 million pre-tax decrease in the provision for credit losses The allowance for credit losses remained basically flat at 23.57% at April 30, 2022. For the current year credit losses increased primarily due to the ending of federal stimulus programs, continuing inflationary pressure on customers and increasing interest rates from federal monetary policy, and in the fourth quarter of fiscal 2023, the Company increased its allowance for credit losses to 23.91%.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	April 30, 2023		April 30, 2022

	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio
Current	$1,166,860	84.96%	$958,808	87.05%
3 - 29 days past due	156,943	11.43%	109,873	9.97%
30 - 60 days past due	37,214	2.71%	22,477	2.04%
61 - 90 days past due	8,407	0.61%	7,360	0.67%
> 90 days past due	3,948	0.29%	2,979	0.27%
Total	$1,373,372	100.00%	$1,101,497	100.00%

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

	Twelve Months Ended April 30,
	2023	2022

Average total collected per active customer per month	$534	$513
Principal collected as a percent of average finance receivables	34.7%	43.5%
Average down-payment percentage	5.4%	6.4%
Average originating contract term (in months)	42.9	40.2

	April 30, 2023	April 30, 2022
Portfolio weighted average contract term, including modifications (in months)	46.3	42.9

Although total dollars collected per active customer increased 4.1% year over year, principal collections as a percentage of average finance receivables were lower in fiscal 2023 compared to fiscal 2022 primarily due to the average term increases. Overall collections have also been negatively impacted by the current inflationary environment and lower overall income tax refunds for consumers in fiscal 2023. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $1,708 or 10.4%, from fiscal year 2022.

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

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2023 segregated by customer score and year of origination.

	Customer Score by Fiscal Year of Origination
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior to 2019	Total	%

1-2	$38,743	$12,983	$2,736	$329	$32	$6	$54,829	4.0%
3-4	294,972	105,101	24,982	1,698	243	137	427,133	31.1%
5-6	563,581	254,945	66,436	5,390	687	371	891,410	64.9%
Total	$897,296	$373,029	$94,154	$7,417	$962	$514	$1,373,372	100.0%

The following table presents a summary of finance receivables by credit quality indicator, as of April 30, 2022 segregated by customer score and year of origination.

	Customer Score by Fiscal Year of Origination
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior to 2018	Total	%

1-2	$37,916	$11,493	$2,221	$77	$-	$2	$51,709	4.7%
3-4	260,298	84,118	13,537	587	14	15	358,569	32.5%
5-6	488,257	172,843	28,193	1,803	115	8	691,219	62.8%
Total	$786,471	$268,454	$43,951	$2,467	$129	$25	$1,101,497	100.0%

D - Property and Equipment

A summary of property and equipment is as follows:

(In thousands)	April 30, 2023	April 30, 2022

Land	$12,386	$11,749
Buildings and improvements	20,894	13,876
Furniture, fixtures and equipment(1)	18,989	10,163
Leasehold improvements	47,315	36,392
Construction in progress	7,176	14,234
Accumulated depreciation and amortization	(45,078)	(41,002)

Property and equipment, net(1)	$61,682	$45,412

(1)

Property and equipment, net at April 30, 2022 reflects an immaterial reclassification of approximately $6.0 million of capitalized implementation costs related to a cloud-computing arrangement that were reclassified to Prepaid expenses and other assets.

E - Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	April 30, 2023	April 30, 2022

Employee compensation and benefits	$11,197	$12,865
Deferred sales tax (see Note B)	8,543	7,388
Reserve for accident protection plan claims	5,694	4,761
Fair value of contingent consideration	1,943	3,544
Other	6,229	4,072
Accrued liabilities	$33,606	$32,630

F - Debt

A summary of debt is as follows:

(In thousands)	2023	2022

Revolving line of credit	$168,516	$46,674
Debt issuance costs	(1,285)	(2,004)

Revolving line of credit, net	$167,231	$44,670

Non-recourse notes payable - 2022 Issuance	$134,137	$399,994
Non-recourse notes payable - 2023 Issuance	338,777
Debt issuance costs	(1,547)	(4,008)

Non-recourse notes payable, net	$471,367	$395,986

Total debt	$638,598	$440,656

Revolving Line of Credit

At April 30, 2023, the Company and its subsidiaries have $600.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 29, 2024. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.75%, with a minimum of 2.25% or for non-SOFR amounts the base rate of 8.25% at April 30, 2023 and 2.85% at April 30, 2022. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company was in compliance with the covenants at April 30, 2023. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at April 30, 2023, the Company had additional availability of approximately $121.4 million under the revolving credit facilities.

Non-Recourse Notes Payable

The Company has issued two separate series of asset-backed non-recourse notes (known as the “2022 Issuance” and the “2023 Issuance”). The 2022 Issuance consists of $400.0 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 5.14% per annum, and the 2023 Issuance consists of $400.2 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 8.68% per annum. Both issuances are collateralized by auto loans directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transactions accrue interest predominately at fixed rates have scheduled maturities through April 20, 2029 and January 22, 2030, respectively, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables. See Note B for additional information.

G - Fair Value Measurements

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

Finance receivables, net

The Company estimated the fair value of its receivables at what a third-party purchaser might be willing to pay. The Company has had discussions with third parties and has bought and sold portfolios and has had a third-party appraisal in October 2022 that indicates a range of 34% to 39% discount to face would be a reasonable fair value in a negotiated third-party transaction. The sale of finance receivables from Car-Mart of Arkansas to Colonial is made at a 38.5% discount. For financial reporting purposes these sale transactions are eliminated (Level 2).

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

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at April 30, 2023 and 2022 are as follows:

	April 30, 2023		April 30, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$9,796	$9,796	$6,916	$6,916
Restricted cash	58,238	58,238	35,671	35,671
Finance receivables, net	1,073,764	844,624	863,674	677,421
Accounts payable	27,195	27,195	20,055	20,055
Revolving line of credit	167,231	167,231	44,670	44,670
Non-recourse notes payable	471,367	470,209	395,986	395,986

H - Income Taxes

The provision for income taxes was as follows:

	Years Ended April 30,
(In thousands)	2023	2022	2021
Provision for income taxes
Current	$(3,504)	$18,871	$23,273
Deferred	8,866	8,750	7,239
Total	$5,362	$27,621	$30,512

The provision for income taxes is different from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	Years Ended April 30,
(In thousands)	2023	2022	2021
Tax provision at statutory rate	$5,417	$25,753	$28,420
State taxes, net of federal benefit	774	3,679	4,060
Tax benefit from option exercises	(558)	(1,356)	(1,401)
Other, net	(271)	(455)	(567)
Total	$5,362	$27,621	$30,512

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Years Ended April 30,
(In thousands)	2023	2022
Deferred income tax liabilities related to:
Finance receivables	$47,486	$37,682
Property and equipment	3,262	1,368
Goodwill	281	194
Total	51,029	39,244
Deferred income tax assets related to:
Accrued liabilities	3,051	2,524
Inventory	204	316
Share based compensation	4,634	3,561
State net operating loss	164	168
Deferred revenue	3,661	2,226
Total	11,714	8,795
Deferred income tax liabilities, net	$39,315	$30,449

I - Capital Stock

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

J - Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended April 30,
	2023	2022	2021

Weighted average shares outstanding-basic	6,371,229	6,509,673	6,628,749
Dilutive options and restricted stock	195,667	313,808	332,826

Weighted average shares outstanding-diluted	6,566,896	6,823,481	6,961,575

Antidilutive securities not included:
Options	315,625	120,000	152,500
Restricted Stock	15,231	4,784	2,479

K - Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The current stock-based compensation plans being utilized at April 30, 2023 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $5.3 million ($4.1 million after tax effects), $5.5 million ($4.2 million after tax effects) and $6.0 million ($4.6 million after tax effects) for the years ended April 30, 2023, 2022 and 2021, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares. On August 29, 2018, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,000,000 shares. On August 26, 2020, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000 shares to 2,200,000 shares. On August 30, 2022, the shareholders of the Company approved an amendment to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 185,000 shares to 2,385,000 shares. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2022 through 2033.

Restated Option Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	February 20, 2033
Shares available for grant at April 30, 2023	260,000

The aggregate intrinsic value of outstanding options at April 30, 2023 and 2022 was $9.1 million and $8.4 million, respectively.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Years Ended April 30,
	2023	2022	2021
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	3.60%	0.86%	0.36%
Volatility	55%	51%	50%
Dividend yield	-	-	-

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of the Company’s common stock. The Company has not historically issued dividends and does not expect to do so in the foreseeable future.

There were 140,000 options granted during fiscal 2023 and 30,000 granted during each of 2022 and fiscal 2021. The grant-date fair value of options granted during fiscal 2023, 2022 and 2021 was $5.1 million, $2.1 million and $2.0 million, respectively. The options were granted at fair market value on the date of grant. Generally, options vest after three to five years, except for options issued to directors which are immediately vested at date of grant.

The following is an aggregate summary of the activity in the Company’s stock option plans from April 30, 2020 to April 30, 2023:

	Number	Exercise	Proceeds	Weighted Average
	of	Price	on	Exercise Price per
	Options	per Share	Exercise	Share
			(in thousands)
Outstanding at April 30, 2020	667,750		$45,777	$68.55
Granted	30,000	$ 65.95	1,979	65.95
Exercised	(131,350)	24.6969 to99.05.05	(6,730)	51.24
Cancelled	-		-
Outstanding at April 30, 2021	566,400		$41,026	$72.43
Granted	30,000	$ 150.83	4,525	150.83
Exercised	(94,000)	24.3737 to150.83.83	(6,276)	66.76
Cancelled	(1,000)	$ 41.86	(42)	41.86
Outstanding at April 30, 2022	501,400		$39,232	$78.25
Granted	140,000	61.0202 to94.59.59	9,687	69.19
Exercised	(28,000)	44.5252 to53.02.02	(1,439)	51.38
Cancelled	-		-
Outstanding at April 30, 2023	613,400		$47,480	$77.41

Stock option compensation expense on a pre-tax basis was $3.7 million ($2.9 million after tax effects), $4.5 million ($3.4 million after tax effects) and $3.9 million ($3.0 million after tax effects) for the years ended April 30, 2023, 2022 and 2021, respectively. As of April 30, 2023, the Company had approximately $3.8 million of total unrecognized compensation cost related to unvested options that are expected to vest. These options have a weighted average remaining vesting period of 1.1 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

	Years Ended April 30,
(Dollars in thousands)	2023	2022	2021

Options Exercised	28,000	94,000	131,350
Cash Received from Options Exercised	$1,216	$591	$5,120
Intrinsic Value of Options Exercised	$1,412	$7,124	$7,894

During the year ended April 30, 2023, there were 5,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 2,584 shares to satisfy the exercise price to acquire 2,416 shares.

As of April 30, 2023, there were 303,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $4.4 million and a weighted average remaining contractual life of 5.6 years and a weighted average exercise price of $82.89.

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

The following is a summary of the activity in the Company’s Stock Incentive Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested shares at April 30, 2020	184,828	$49.71
Shares granted	7,690	98.43
Shares vested	-	-
Shares cancelled	(500)	35.00
Unvested shares at April 30, 2021	192,018	$51.70
Shares granted	11,287	121.17
Shares vested	(6,500)	39.14
Shares cancelled	(15,691)	59.99
Unvested shares at April 30, 2022	181,114	$55.76
Shares granted	40,470	68.78
Shares vested	(29,500)	35.31
Shares cancelled	(10,301)	69.14
Unvested shares at April 30, 2023	181,783	$61.22

The fair value at vesting for Awards under the stock incentive plan was $11.1 million, $10.1 million, and $9.9 million in fiscal 2023, 2022 and 2021, respectively.

The Company recorded compensation cost of approximately $1.6 million ($1.2 million after tax effects), $981,000 ($749,000 after tax effects) and $1.1 million ($878,000 after tax effects) related to the Restated Incentive Plan during the years ended April 30, 2023, 2022 and 2021, respectively. As of April 30, 2023, the Company had $5.9 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.9 years.

L - Commitments and Contingencies

Letter of Credit

The Company has two standby letters of credit relating to insurance policies totaling $2,850,000 at April 30, 2023.

Facility Leases

The Company leases certain dealership and office facilities under various non-cancelable operating leases. Dealership leases are generally for periods from three to five years and contain multiple renewal options. As of April 30, 2023, the aggregate rentals due under such leases, including renewal options that are reasonably assured, were as follows:

Years Ending	Amount
April 30,	(In thousands)

2024	$7,782
2025	7,770
2026	7,232
2027	6,720
2028	6,137
Thereafter	46,546
Total undiscounted operating lease payments	82,187
Less: imputed interest	19,887
Present value of operating lease liabilities	$62,300

The $82.2 million of operating lease commitments includes $13.3 million of non-cancelable lease commitments under the lease terms, and $68.9 million of lease commitments for renewal periods at the Company’s option that are reasonably assured. For the years ended April 30, 2023, 2022 and 2021, rent expense for all operating leases amounted to approximately $9.0 million, $8.0 million and $8.0 million, respectively.

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

M - Supplemental Cash Flow Information

Supplemental cash flow disclosures for the years ended April 30, 2023, 2022 and 2021 are as follows:

	Years Ended April 30,
(in thousands)	2023	2022	2021
Supplemental disclosures:
Interest paid	$36,605	$10,421	$7,029
Income taxes paid, net	5,480	19,238	26,964

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	127,035	84,096	50,868
Net settlement option exercises	223	5,685	1,616
Right-of-use assets obtained in exchange for operating lease liabilities	2,307	3,176	2,510
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	-	-

N - Correction of an Immaterial Error in Previously Issued Financial Statements

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

O - Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the Company’s consolidated financial statements for the three and six months ended October 31, 2022, management identified an error in the historical credit loss input in the Company’s current expected credit losses (“CECL”) analysis for determining the Company’s allowance for credit losses. Management evaluated the materiality of these corrections to its prior period financial statements from a quantitative and qualitative perspective and concluded that this change was not material to the Company’s operating results or financial condition in any prior annual or interim period. However, management concluded and disclosed that at October 31, 2022, a material weakness existed in the Company’s internal control over financial reporting related to the lack of precision of management’s review control around the historical inputs and results in the Company’s current CECL analysis for determining the Company’s allowance for credit losses, including a reduction in technical accounting expertise and lack of segregation of duties among certain processes and control owners due to recent staffing turnover.

In order to remediate the material weakness that led to the Company’s inability to identify errors in the Company’s CECL analysis for calculating the allowance for credit losses, management hired a new Senior Director of Finance and Reporting in January 2023 to fill the vacated position and expanded the technical accounting expertise within the financial reporting group. Management also implemented third-party software and engaged third-party advisory services to assist in supporting management’s analysis and processes, as well as further strengthen the precision of management’s review controls on the CECL analysis.

During the fourth quarter of fiscal 2023, the Company completed its testing of the implemented controls. Based on the foregoing remediation activities and testing of controls, management concluded that the material weakness has been fully remediated.

Inherent Limitations on Effectiveness of Controls

The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all errors or misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 20232. In making this assessment, management used the criteria set forth in The 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2023.

The Company’s independent registered public accounting firm independently assessed the effectiveness of the Company’s internal control over financial reporting and has issued their report on the effectiveness of the Company’s internal control over financial reporting at April 30, 20232. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

America’s Car-Mart, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of America’s Car-Mart, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 30, 2023, and our report dated June 26, 2023 expressed an unqualified opinion on those financial statements.

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

June 26, 2023

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Except as to information with respect to executive officers which is contained in a separate heading under Part I, Item 1 of this Form 10-K, the information required by Items 10 through 14 of this Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held in August 2023 (the “Proxy Statement”). The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c) (1)

Equity compensation plans approved by the stockholders	613,400	$77.41	450,498

Equity compensation plans not approved by the stockholders	-	-	-

(1)

Includes 61,244 shares available for issuance under the Amended and Restated Stock Incentive Plan, 260,000 shares under the Amended and Restated Stock Option Plan and 129,254 shares under the 2006 Employee Stock Purchase Plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.         Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data”.

(a)2.         Financial Statement Schedules

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)3.         Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

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

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on July 2, 2021).

4.2

Indenture, dated April 27, 2022, by and between ACM Auto Trust 2022-1 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022.)

4.3

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

10.4.1*

Employment Agreement, dated as of February 27, 2020, between America’s Car-Mart, Inc., an Arkansas corporation, and Jeffrey A. Williams (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020).

10.4.2*

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

10.10.5

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

10.13

https://www.sec.gov/Archives/edgar/data/799850/000117184322006233/exh_101.htmPurchase Agreement, dated January 31, 2023, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.14

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S CAR-MART, INC.

Dated: June 26, 2023	By:	/s/ Vickie D. Judy
Vickie D. Judy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Williams	Chief Executive Officer and Director	June 26, 2023
Jeffrey A. Williams	(Principal Executive Officer)

/s/ Vickie D. Judy	Chief Financial Officer	June 26, 2023
Vickie D. Judy	(Principal Financial and Accounting Officer)

/s/ Joshua G. Welch	Chairman of the Board	June 26, 2023
Joshua G. Welch

/s/ Ann G. Bordelon	Director	June 26, 2023
Ann G. Bordelon

/s/ Julia K. Davis	Director	June 26, 2023
Julia K. Davis

/s/ Daniel J. Englander	Director	June 26, 2023
Daniel J. Englander

/s/ William H. Henderson	Director	June 26, 2023
William H. Henderson

/s/ Dawn C. Morris	Director	June 26, 2023
Dawn C. Morris