Form 10-Q
period 2023-07-31
AMERICAS CARMART INC
filed 2023-09-08
CIK 799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 8, 2023
Common stock, par value $.01 per share	6,381,989

AMERICA’S CAR-MART, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	America’s Car-Mart, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

July 31, 2023 and April 30, 2023

(Dollars in thousands except share and per share amounts)	July 31, 2023	April 30, 2023
Assets:	(Unaudited)
Cash and cash equivalents	$6,314	$9,796
Restricted cash	85,887	58,238
Accrued interest on finance receivables	6,757	6,115
Finance receivables, net	1,126,992	1,074,464
Inventory	117,186	109,290
Income tax receivable, net	5,142	9,259
Prepaid expenses and other assets	22,298	20,729
Right-of-use asset	61,769	59,142
Goodwill	11,716	11,716
Property and equipment, net	60,660	61,682
Total Assets	$1,504,721	$1,420,431

Liabilities, mezzanine equity and equity:
Liabilities:
Accounts payable	$31,897	$27,196
Deferred accident protection plan revenue	54,716	53,065
Deferred service contract revenue	70,883	67,404
Accrued liabilities	30,362	33,606
Deferred income tax liabilities, net	36,098	39,315
Lease liability	64,882	62,300
Non-recourse notes payable, net	711,789	471,367
Revolving line of credit, net	(1,035)	167,231
Total liabilities	999,592	921,484

Commitments and contingencies (Note J)

Mezzanine equity:
Mandatorily redeemable preferred stock	400	400

Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 13,710,882 and 13,701,468 issued at July 31, 2023 and April 30, 2023, respectively, of which 6,381,954 and 6,373,404 were outstanding at July 31, 2023 and April 30, 2023, respectively	137	137
Additional paid-in capital	112,003	109,929
Retained earnings	689,978	685,802
Less: Treasury stock, at cost, 7,328,928 and 7,328,064 shares at July 31, 2023 and April 30, 2023, respectively	(297,489)	(297,421)
Total stockholders' equity	504,629	498,447
Non-controlling interest	100	100
Total equity	504,729	498,547

Total Liabilities, Mezzanine Equity and Equity	$1,504,721	$1,420,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2023 and 2022

	Three Months Ended July 31,
(Dollars in thousands except share and per share amounts)	2023	2022
Revenues:	(Unaudited)
Sales	$311,569	$294,476
Interest and other income	56,456	44,342

Total revenues	368,025	338,818

Costs and expenses:
Cost of sales	203,879	193,115
Selling, general and administrative	46,470	43,234
Provision for credit losses	96,323	76,241
Interest expense	14,274	7,345
Depreciation and amortization	1,693	1,151
Loss on disposal of property and equipment	166	8
Total costs and expenses	362,805	321,094

Income before taxes	5,220	17,724

Provision for income taxes	1,034	4,027

Net income	$4,186	$13,697

Less: Dividends on mandatorily redeemable preferred stock	(10)	(10)

Net income attributable to common stockholders	$4,176	$13,687

Earnings per share:
Basic	$0.65	$2.15
Diluted	$0.63	$2.07

Weighted average number of shares used in calculation:
Basic	6,381,704	6,373,326
Diluted	6,635,002	6,601,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2023 and 2022

	Three Months Ended July 31,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities:
Net income	$4,186	$13,697
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	96,323	76,241
Losses on claims for accident protection plan	7,769	6,108
Depreciation and amortization	1,693	1,151
Amortization of debt issuance costs	1,286	1,955
Loss on disposal of property and equipment	166	8
Impairment of fixed asset	12	-
Stock based compensation	2,451	1,978
Deferred income taxes	(3,217)	3,225
Excess tax benefit from share based compensation	130	206
Change in operating assets and liabilities:
Finance receivable originations	(297,732)	(287,416)
Loan origination costs	(27)	(18)
Finance receivable collections	109,291	103,879
Accrued interest on finance receivables	(642)	(106)
Inventory	23,953	(521)
Prepaid expenses and other assets	(1,571)	(2,013)
Accounts payable and accrued liabilities	1,413	6,900
Deferred accident protection plan revenue	1,651	6,570
Deferred service contract revenue	3,479	7,358
Income taxes, net	3,987	396
Net cash used in operating activities	(45,399)	(60,402)

Investing Activities:
Purchase of property and equipment	(1,379)	(6,920)
Proceeds from sale of property and equipment	529	-
Net cash used in investing activities	(850)	(6,920)

Financing Activities:
Exercise of stock options	(455)	1,216
Issuance of common stock	78	85
Purchase of common stock	(68)	(5,196)
Dividend payments	(10)	(10)
Change in cash overdrafts	-	1,108
Debt issuance costs	(4,091)	(89)
Issuances of non-recourse notes payable	360,340	-
Payments on non-recourse notes payable	(116,862)	(74,532)
Proceeds from revolving line of credit	104,803	148,386
Payments on revolving line of credit	(273,319)	(4,350)
Net cash provided by financing activities	70,416	66,618

Increase (Decrease) in cash, cash equivalents, and restricted cash	24,167	(704)
Cash, cash equivalents, and restricted cash beginning of period	68,034	42,587

Cash, cash equivalents, and restricted cash end of period	$92,201	$41,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2023

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2023	13,701,468	$137	$109,929	$685,802	$(297,421)	$100	$498,547

Issuance of common stock	2,921	-	78	-	-	-	78
Stock options exercised	6,493	-	(455)	-	-	-	(455)
Purchase of treasury shares	-	-	-	-	(68)	-	(68)
Stock based compensation	-	-	2,451	-	-	-	2,451
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	4,186	-	-	4,186
Balance at July 31, 2023 (Unaudited)	13,710,882	$137	$112,003	$689,978	$(297,489)	$100	$504,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Equity (Unaudited)	America’s Car-Mart, Inc.

Three Months Ended July 31, 2022

			Additional			Non-
	Common Stock		Paid-In	Retained	Treasury	Controlling	Total
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Stock	Interest	Equity

Balance at April 30, 2022	13,642,185	$136	$103,113	$665,410	$(292,225)	$100	$476,534

Issuance of common stock	30,484	1	84	-	-	-	85
Stock options exercised	23,000	-	1,216	-	-	-	1,216
Purchase of 57,856 treasury shares	-	-	-	-	(5,196)	-	(5,196)
Stock based compensation	-	-	1,978	-	-	-	1,978
Dividends on subsidiary preferred stock	-	-	-	(10)	-	-	(10)
Net income	-	-	-	13,697	-	-	13,697
Balance at July 31, 2022 (Unaudited)	13,695,669	$137	$106,391	$679,097	$(297,421)	$100	$488,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)	America’s Car-Mart, Inc.

A – Organization and Business

America’s Car-Mart, Inc., a Texas corporation (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. References to the Company typically include the Company’s consolidated subsidiaries. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2023, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

B – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated balance sheet as of April 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of July 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2023.

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

Reclassification

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassification had no effect on the prior year net income or shareholder’s equity.

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

As of July 31, 2023, and periodically throughout the period, the Company maintained cash in financial institutions in excess of the amounts insured by the federal government. The cash is held in several highly rated banking institutions. The Company regularly monitors its counterparty credit risk and mitigates exposure by limiting the amount it invests in one institution.

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

Restricted cash consisted of the following at July 31, 2023 and April 30, 2023:

(In thousands)	July 31, 2023	April 30, 2023

Restricted cash from collections on auto finance receivables	$50,712	$34,442
Restricted cash on deposit in reserve accounts	35,175	23,796

Restricted Cash	$85,887	$58,238

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

Finance Receivables, Repossessions and Charge-offs and Allowance for Credit Losses

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts carry a weighted average interest rate of approximately 16.78% using the simple effective interest method including any deferred fees. In December 2022, the Company changed the interest rate on new originations of installment sale contracts to 18% (from 16.5%) in all states in which it operates, except for Arkansas (remains at 16.5%), Illinois (19.5 – 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%). Contract origination costs are not significant. The installment sale contracts are not pre-computed contracts whereby borrowers are obligated to pay back principal plus the full amount of interest that will accrue over the entire term of the contract. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. Unearned finance charges represent the balance of interest receivable to be earned over the entire term of the related installment contract, less the earned amount ($6.8 million at July 31, 2023 and $6.1 million at April 30, 2023 on the Condensed Consolidated Balance Sheets), and as such, have been reflected as a reduction to the gross contract amount in arriving at the principal balance in finance receivables.

An account is considered delinquent when the customer is one day or more behind on their contractual payments. While the Company does not formally place contracts on nonaccrual status, the immaterial amount of interest that may accrue after an account becomes delinquent up until the point of resolution via repossession or write-off is reserved for against the accrued interest on the Condensed Consolidated Balance Sheets. Delinquent contracts are addressed and either made current by the customer, which is the case in most situations, or the vehicle is repossessed or written off if the collateral cannot be recovered quickly. Customer payments are set to match their payday with approximately 79% of payments due on either a weekly or bi-weekly basis. The frequency of the payment due dates combined with the declining value of collateral lead to prompt resolutions on problem accounts. On July 31, 2023, 4.4% of the Company’s finance receivable balances were 30 days or more past due, compared to 3.6% at April 30, 2023.

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

Periodically, the Company enters into contract modifications with its customers to extend or modify the payment terms. The Company only enters into a contract modification or extension if it believes such action will increase the amount of money the Company will ultimately realize on the customer’s account and will increase the likelihood of the customer being able to pay off the vehicle contract. At the time of modification, the Company expects to collect amounts due including accrued interest at the contractual interest rate for the period of delay. No other concessions are granted to customers, beyond the extension of additional time, at the time of modifications. Modifications are minor and are made for payday changes, minor vehicle repairs and other reasons. For those vehicles that are repossessed, the majority are returned or surrendered by the customer on a voluntary basis. Other repossessions are performed by Company personnel or third-party repossession agents. Depending on the condition of a repossessed vehicle, it is either resold on a retail basis through a Company dealership or sold for cash on a wholesale basis primarily through physical or online auctions following the expiration of a statutory notice period for repossessed accounts.

The Company takes steps to repossess a vehicle when the customer becomes delinquent in his or her payments and management determines that timely collection of future payments is not probable. Accounts are charged-off after the expiration of a statutory notice period for repossessed accounts and liquidation of the vehicle, or when management determines that the timely collection of future payments is not probable for accounts where the Company has been unable to repossess the vehicle. For accounts with respect to which the vehicle was repossessed, the fair value of the repossessed vehicle is charged as a reduction of the gross finance receivables balance charged-off. On average, accounts are approximately 69 days past due at the time of charge-off. For previously charged-off accounts that are subsequently recovered, the amount of such recovery is credited to the allowance for credit losses. The amount of the net repossession and charge-off loss is also reduced by any deferred service contract and accident protection plan revenue at the time of charge-off.

The Company maintains an allowance for credit losses on an aggregate basis at an amount it considers sufficient to cover net credit losses expected over the remaining life of the contracts in the portfolio at the measurement date. At July 31, 2023, the weighted average total contract term was 46.9 months with 36.6 months remaining. The allowance for credit losses at July 31, 2023, $314 million, was 23.91% of the principal balance in finance receivables of $1.4 billion, less deferred accident protection plan revenue of $54.7 million and deferred service contract revenue of $70.9 million. The allowance for credit losses represents management’s best estimate of lifetime expected losses based on reasonable and supportable forecasts, historical credit loss experience and qualitative considerations, such as changes in contract characteristics (i.e., average amount financed, greater than 30 day delinquencies, term, and interest rates), credit quality trends, collateral values, current and forecasted inflationary economic conditions, underwriting and collection practices, concentration risk, credit review, and other external trends. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations. The Company believes that it has given appropriate consideration to all relevant factors and has made reasonable assumptions in determining the allowance for credit losses as of July 31, 2023.

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

●

The timing of repossession and charge-off loss relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last 18 months. The average number of months since the loan origination date, to charge off, over the last 18 months, is 12.4 months.

●

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

In most states, the Company offers retail customers who finance their vehicle the option of purchasing an accident protection plan product as an add-on to the installment sale contract. This product contractually obligates the Company to cancel the remaining principal outstanding for any contract where the retail customer has totaled the vehicle, as defined by the product, or the vehicle has been stolen. The Company periodically evaluates anticipated losses to ensure that if anticipated losses exceed deferred accident protection plan revenues, an additional liability is recorded for such difference. At July 31, 2023, anticipated losses did not exceed deferred accident protection plan revenues. No such liability was required at July 31, 2023 or April 30, 2023.

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

Goodwill

Goodwill reflects the excess of purchase price over the fair value of specifically identified net assets purchased. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to qualitative annual impairment tests at the Company’s year-end. The impairment tests are based on the comparison of the fair value of the reporting unit to the carrying value of such unit. The implied goodwill is compared to the carrying value of the goodwill to determine the impairment, if any. There was no impairment of goodwill during the three months ended July 31, 2023 or during the 2023 fiscal year.

Goodwill totaled $11.7 million at July 31, 2023 and $11.7 million at April 30, 2023.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, such assets are considered to be impaired, and the impairment is recognized to the extent that the carrying value exceeds its fair value. There were approximately $12,000 of impairment charges recognized for the three months ended July 31, 2023. There were no impairment charges recognized for the three months ended July 31, 2022.

Cloud Computing Implementation Costs

The Company enters into cloud computing service contracts to support its sales, inventory management, and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption on the Condensed Consolidated Statement of Operations as the related cloud subscription.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these differences are expected to be recovered or settled. The quarterly provision for income taxes is determined using an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and the Company’s best estimate of nontaxable and nondeductible items of income and expense. The effective income tax rates were 19.8% and 22.7% for the three months ended July 31, 2023 and July 31, 2022, respectively. Total income tax expense for the three months ended July 31, 2023 differed from amounts computed by applying the United States federal statutory tax rates to pre-tax income primarily due to state income taxes and the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $130,000 and $206,000 for the three months ended July 31, 2023 and 2022, respectively, related to excess tax benefits on share based compensation.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before fiscal 2019.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2023 or April 30, 2023.

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

Sales for the three months ended July 31, 2023 and 2022 consisted of the following:

	Three Months Ended July 31,
(In thousands)	2023	2022

Sales – used autos	$273,468	$259,051
Wholesales – third party	12,437	13,820
Service contract sales	16,347	13,186
Accident protection plan revenue	9,317	8,419

Total	$311,569	$294,476

At July 31, 2023 and 2022, finance receivables more than 90 days past due were approximately $4.9 million and $2.7 million, respectively. Late fee revenues totaled approximately $1.2 million and $970,000 for the three months ended July 31, 2023 and 2022, respectively. Late fees are recognized when collected and are reflected in interest and other income on the Condensed Consolidated Statements of Operations.

The amount of revenue recognized for the three months ended July 31, 2023 that was included in the April 30, 2023 deferred service contract revenue was $12.3 million.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The Company may issue either new shares or treasury shares upon exercise of these awards. Stock-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note I. If an award contains a performance condition, expense is recognized only for those shares for which it is considered reasonably probable as of the current period end that the performance condition will be met. The Company accounts for forfeitures as they occur and records any excess tax benefits or deficiencies from its equity awards in its Condensed Consolidated Statements of Operations in the reporting period in which the exercise occurs. The Company recorded a discrete income tax benefit of approximately $130,000 and $206,000 for the three months ended July 31, 2023 and 2022, respectively. As a result, the Company’s income tax expenses and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and exercise dates of equity awards.

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

Adopted in the Current Period

In March 2022, the FASB issued and accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In regard to troubled debt  restructurings (“TDRs”), Management notes that the Company primarily modifies a customer’s loan to allow for significant payment delays. This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

C – Finance Receivables, Net

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. These installment sale contracts, which carry a fixed interest rate of 18.0% for all states except Arkansas (which is subject to a usury cap of 17.0%),Illinois (where dealerships originate at 19.5% to 21.5%) and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), are collateralized by the vehicle sold and typically provide for payments over periods ranging from 18 to 69 months. The Company’s finance receivables are defined as one segment and one class of loans, which is sub-prime consumer automobile contracts. The level of risks in the Company’s finance receivables is managed as one homogeneous pool.

The components of finance receivables are as follows:

(In thousands)	July 31, 2023	April 30, 2023

Gross contract amount	$1,843,956	$1,752,149
Less unearned finance charges	(403,249)	(378,777)
Principal balance	1,440,707	1,373,372
Less allowance for credit losses	(314,442)	(299,608)
Finance receivables, net	1,126,265	1,073,764
Loan origination costs	727	700
Finance receivables, net, including loan origination costs	$1,126,992	$1,074,464

Changes in the finance receivables, net are as follows:

	Three Months Ended July 31,
(In thousands)	2023	2022

Balance at beginning of period	$1,073,764	$863,674
Finance receivable originations	297,732	287,416
Finance receivable collections	(109,291)	(103,879)
Provision for credit losses	(96,323)	(76,241)
Losses on claims for accident protection plan	(7,769)	(6,108)
Inventory acquired in repossession and accident protection plan claims	(31,848)	(35,422)

Balance at end of period	$1,126,265	$929,440

Changes in the finance receivables allowance for credit losses are as follows:

	Three Months Ended July 31,
(In thousands)	2023	2022

Balance at beginning of period	$299,608	$237,823
Provision for credit losses	96,323	76,241
Charge-offs	(112,745)	(87,166)
Recovered collateral	31,256	28,938

Balance at end of period	$314,442	$255,836

Amounts recovered from previously written-off accounts were approximately $640,000 and $587,000 for the three months ended July 31, 2023 and 2022.

Our allowance for credit losses increased during the quarter by $14.8 million or 5%. Structural changes to our portfolio driven by higher vehicle costs and longer term lengths continue to drive an increase in the provision for credit losses. The charge-offs net of recovered collateral were impacted by a higher frequency of losses compared to the prior year as well as a higher severity of losses driven by the higher selling price and longer term contracts.

Credit quality information for finance receivables is as follows:

(Dollars in thousands)	July 31, 2023		April 30, 2023		July 31, 2022

	Principal	Percent of	Principal	Percent of	Principal	Percent of
	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio
Current	$1,151,275	79.91%	$1,166,860	84.96%	$990,391	83.56%
3 - 29 days past due	226,600	15.73%	156,943	11.43%	151,953	12.82%
30 - 60 days past due	48,650	3.38%	37,214	2.71%	33,576	2.83%
61 - 90 days past due	9,294	0.65%	8,407	0.61%	6,675	0.56%
> 90 days past due	4,888	0.34%	3,948	0.29%	2,681	0.23%
Total	$1,440,707	100.00%	$1,373,372	100.00%	$1,185,276	100.00%

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

	Three Months Ended July 31,
	2023	2022

Average total collected per active customer per month	$535	$516
Principal collected as a percent of average finance receivables	7.8%	9.1%
Average down-payment percentage	5.0%	5.4%
Average originating contract term (in months)	44.7	42.8

	As of
	July 31, 2023	July 31, 2022
Portfolio weighted average contract term, including modifications (in months)	46.9	44.0

Although total dollars collected per active customer increased 3.7% year over year, principal collections as a percentage of average finance receivables were lower in the current year quarter compared to the prior year quarter primarily due to the average term increases. Overall collections have also been negatively impacted by the current inflationary environment. The portfolio weighted average contract term increased primarily due to the increased average selling price, up $734 or 4.1%, from the prior year period.

When customers apply for financing, the Company’s proprietary scoring model relies on the customers’ credit histories and certain application information to evaluate and rank their risk. The Company obtains credit histories and other credit data that includes information such as number of different addresses, age of oldest record, high risk credit activity, job time, time at residence and other factors. The application information that is used includes income, collateral value and down payment. The scoring models yield credit grades that represent the relative likelihood of repayment. Customers with the highest probability of repayment are rated 6. Customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the maximum amount financed, term length and minimum down payment. After origination, credit grades are generally not updated.

The Company uses a combination of the initial credit grades and historical performance to monitor the credit quality of the finance receivables on an ongoing basis, and the accuracy of the scoring model is validated periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

The following table presents a summary of finance receivables by credit quality indicator segregated by customer score and charge-offs as of July 31, 2023.

	As of July 31, 2023

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2024	2023	2022	2021	2020	2020	Total	%
1-2	$14,450	$30,477	$9,911	$1,821	$227	$28	$56,914	4.0%
3-4	$105,595	$241,759	$84,065	$17,510	$1,044	$311	$450,284	31.3%
5-6	$176,815	$486,594	$215,403	$50,180	$3,665	$852	$933,509	64.8%
Total	$296,860	$758,830	$309,379	$69,511	$4,936	$1,191	$1,440,707	100.0%

Charge-offs	$3,239	$75,308	$28,036	$5,577	$441	$144	$112,745

The following table presents a summary of finance receivables by credit quality indicator, as of July 31, 2022, segregated by customer score.

	As of July 31, 2022

(Dollars in thousands)	Fiscal Year of Origination					Prior to
Customer Rating	2023	2022	2021	2020	2019	2019	Total	%
1-2	$13,884	$28,789	$8,207	$1,283	$51	$-	$52,214	4.4%
3-4	$95,459	$208,770	$64,427	$8,036	$313	$21	$377,026	31.8%
5-6	$176,849	$420,932	$139,152	$18,122	$939	$42	$756,036	63.8%
Total	$286,192	$658,491	$211,786	$27,441	$1,303	$63	$1,185,276	100.0%

D – Property and Equipment, Net

A summary of property and equipment, net is as follows:

(In thousands)	July 31, 2023	April 30, 2023

Land	$11,998	$12,386
Buildings and improvements	23,293	20,894
Furniture, fixtures and equipment	19,396	18,989
Leasehold improvements	49,105	47,315
Construction in progress	2,512	7,176
Less accumulated depreciation and amortization	(45,644)	(45,078)
Total	$60,660	$61,682

E – Accrued Liabilities

A summary of accrued liabilities is as follows:

(In thousands)	July 31, 2023	April 30, 2023

Employee compensation	$8,439	$11,197
Deferred sales tax (see Note B)	8,791	8,543
Reserve for APP claims	5,815	5,694
Fair value of contingent consideration	1,943	1,943
Other	5,374	6,229
Total	$30,362	$33,606

F – Debt Facilities

A summary of debt facilities is as follows:

(In thousands)	July 31, 2023	April 30, 2023

Revolving line of credit	$-	$168,516
Debt issuance costs	(1,035)	(1,285)

Revolving line of credit, net	$(1,035)	$167,231

Non-recourse notes payable - 2022 Issuance	$90,710	$134,137
Non-recourse notes payable - 2023-1 Issuance	282,677	338,777
Non-recourse notes payable - 2023-2 Issuance	343,004	-
Debt issuance costs	(4,602)	(1,547)

Non-recourse notes payable, net	$711,789	$471,367

Total debt	$710,754	$638,598

Revolving Line of Credit

At July 31, 2023, the Company and its subsidiaries have $600.0 million of permitted borrowings under a revolving line of credit. The revolving credit facilities are collateralized primarily by finance receivables and inventory, are cross collateralized and contain a guarantee by the Company. Interest is payable monthly under the revolving credit facilities with a scheduled maturity date of September 29, 2024. The credit facilities provide for four pricing tiers for determining the applicable interest rate, based on the Company’s consolidated leverage ratio for the preceding fiscal quarter. The current applicable interest rate under the credit facilities is generally SOFR plus 2.75%, with a minimum of 2.25% or for non-SOFR amounts the base rate of 8.50% at July 31, 2023 and 8.25% at April 30, 2023. The credit facilities contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities and (iv) restrictions on the payment of dividends or distributions (see note B).

The Company had no outstanding borrowings under its revolving line of credit at July 31, 2023 as it was paid off with the funding of the 2023-2 non-recourse notes payable. However, $1 million of amortized debt issuance costs is being reflected at the period end, which would have normally netted against the carrying balance. The Company was in compliance with the covenants at July 31, 2023. The amount available to be drawn under the credit facilities is a function of eligible finance receivables and inventory; based upon eligible finance receivables and inventory at July 31, 2023, the Company had additional availability of approximately $159.0 million under the revolving credit facilities.

Non-Recourse Notes Payable

The Company has issued three separate series of asset-backed non-recourse notes (known as the “2022 Issuance”, “2023-1 Issuance” and “2023-2 Issuance”). The 2022 Issuance consists of $400.0 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 5.14% per annum. The 2023-1 Issuance consists of $400.2 million in principal amount of non-recourse asset-back notes issued in four classes with a weighted average fixed coupon rate of 8.68% per annum, and the 2023-2 Issuance consists of $360.3 million in principal amount of non-recourse asset-back notes issued in two classes with a weighted averaged fixed coupon rate of 8.80% per annum. All three issuances are collateralized by auto loans directly originated by the Company. Credit enhancement for the non-recourse notes payable consists of overcollateralization, a reserve account funded with an initial amount of not less than 2.0% of the pool balance, excess interest on the auto finance receivables, and in some cases, the subordination of certain payments to noteholders of less senior classes of notes. The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto finance receivables. Notes payable related to the term securitization transactions accrue interest predominately at fixed rates and have scheduled maturities through April 20, 2029, January 22, 2030, and June 20, 2030, respectively, but may mature earlier, depending upon repayment rate of the underlying auto finance receivables.

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

The estimated fair values, and related carrying amounts, of the financial instruments included in the Company’s financial statements at July 31, 2023 and April 30, 2023 are as follows:

	July 31, 2023		April 30, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$6,314	$6,314	$9,796	$9,796
Restricted cash	85,887	85,887	58,238	58,238
Finance receivables, net	1,126,992	886,035	1,073,764	844,624
Accounts payable	31,897	31,897	27,196	27,196
Revolving line of credit, net	(1,035)	(1,035)	167,231	167,231
Non-recourse notes payable	711,789	710,813	471,367	470,209

H – Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Three Months Ended July 31,
	2023	2022

Weighted average shares outstanding-basic	6,381,704	6,373,326
Dilutive options and restricted stock	253,298	228,260

Weighted average shares outstanding-diluted	6,635,002	6,601,586

Antidilutive securities not included:
Options	240,000	220,000
Restricted stock	-	5,132

I – Stock-Based Compensation

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options and restricted stock to employees, directors and certain advisors of the Company. The stock-based compensation plans being utilized at July 31, 2023 are the Amended and Restated Stock Option Plan and the Amended and Restated Stock Incentive Plan. The Company recorded total stock-based compensation expense for all plans of approximately $2.5 million ($1.9 million after tax effects) and $2.0 million ($1.5 million after tax effects) for the three months ended July 31, 2023 and 2022, respectively. Tax benefits were recognized for these costs at the Company’s overall effective tax rate, excluding discrete income tax benefits related to excess benefits on share-based compensation.

Stock Option Plan

The Company has options outstanding under a stock option plan approved by the shareholders, the Amended and Restated Stock Option Plan. The shareholders of the Company approved the Amended and Restated Stock Option Plan (the “Restated Option Plan”) on August 5, 2015, which extended the term of the Stock Option Plan to June 10, 2025 and increased the number of shares of common stock reserved for issuance under the plan by an additional 300,000 shares to 1,800,000 shares.. On August 29, 2018, August 26, 2020, and August 30, 2022, the shareholders of the Company approved amendments to the Restated Option Plan increasing the number of shares of common stock reserved for issuance under the plan by an additional 200,000, 200,000 and 185,000 shares, respectively. Currently, a total of 2,385,000 shares of common stock are reserved for issuance under the plan. The Restated Option Plan provides for the grant of options to purchase shares of the Company’s common stock to employees, directors and certain advisors of the Company at a price not less than the fair market value of the stock on the date of grant and for periods not to exceed ten years. Options outstanding under the Company’s stock option plans expire in the calendar years 2023 through 2033.

Restated Option Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%
Last expiration date for outstanding options	May 1, 2033
Shares available for grant at July 31, 2023	225,000

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	Three Months Ended July 31,
	2023	2022
Expected terms (years)	5.5	5.5
Risk-free interest rate	3.66%	2.92%
Volatility	58%	51%
Dividend yield	-	-

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

There were 35,000 and 30,000 options granted during the three months ended July 31, 2023 and 2022, respectively. The grant-date fair value of options granted during the three months ended July 31, 2023 and 2022 was $1.5 million and $1.2 million, respectively. The options were granted at fair market value on the date of grant.

Stock option compensation expense was $1.9 million ($1.5 million after tax effects) and $1.6 million ($1.3 million after tax effects) for the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, the Company had approximately $3.5 million of total unrecognized compensation cost related to unvested options that are expected to vest. These unvested outstanding options have a weighted-average remaining vesting period of 1.6 years.

The Company had the following options exercised for the periods indicated. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended July 31,
(Dollars in thousands)	2023	2022

Options exercised	30,000	23,000
Cash received from option exercises	$-	$1,216
Intrinsic value of options exercised	$1,036	$1,204

There were no options exercised through net settlements during the quarter ended July 31, 2022. During the quarter ended July 31, 2023, there were 30,000 options exercised through net settlements in accordance with plan provisions, wherein the shares issued were reduced by 23,507 shares to satisfy the exercise price and applicable withholding taxes to acquire 6,493 shares.

The aggregate intrinsic value of outstanding options at July 31, 2023 and 2022 was $25.8 million and $14.4 million, respectively. As of July 31, 2023, there were 423,400 vested and exercisable stock options outstanding with an aggregate intrinsic value of $19.0 million, a weighted average remaining contractual life of 5.6 years, and a weighted average exercise price of $77.70.

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

There were no restricted shares granted during the three months ended July 31, 2023 and 7,132 restricted shares granted during the three months ended July 31, 2022. A total of 63,787 shares remained available for award at July 31, 2023. There were 177,240 unvested restricted shares outstanding as of July 31, 2023 with a weighted average grant date fair value of $61.36.

As of July 31, 2023, the Company had approximately $5.2 million of total unrecognized compensation cost related to unvested awards granted under the Restated Incentive Plan, which the Company expects to recognize over a weighted-average remaining period of 3.7 years. The Company recorded compensation cost of approximately $509,000 ($396,000 after tax effects) and $313,000 ($242,000 after tax effects) related to the Restated Incentive Plan during the three months ended July 31, 2023 and 2022, respectively.

There were no modifications to any of the Company’s outstanding share-based payment awards during fiscal 2023 or during the first three months of fiscal 2024.

J – Commitments and Contingencies

The Company has entered into operating leases for approximately 87% of its dealership and office facilities. Generally, these leases are for periods of three to five years and usually contain multiple renewal options. The Company uses leasing arrangements to maintain flexibility in its dealership locations and to preserve capital. The Company expects to continue to lease the majority of its dealership and office facilities under arrangements substantially consistent with the past. Rent expense for all operating leases amounted to approximately $2.2 million and $2.7 million for the three month periods ended July 31, 2023 and 2022, respectively.

Scheduled amounts and timing of cash flows arising from operating lease payments as of July 31, 2023, discounted at the weighted average interest rate in effect as of July 31, 2023 of approximately 4.4%, are as follows:

Maturity of lease liabilities
2024 (remaining)	$6,485
2025	8,604
2026	8,157
2027	7,749
2028	7,130
Thereafter	$45,003
Total undiscounted operating lease payments	83,128
Less: imputed interest	(18,246)
Present value of operating lease liabilities	$64,882

The Company has two standby letters of credit relating to insurance policies totaling $2.9 million at July 31, 2023.

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

K - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three Months Ended July 31,

(In thousands)	2023	2022
Supplemental disclosures:
Interest paid	$15,306	$7,294
Income taxes paid, net	135	199

Non-cash transactions:
Inventory acquired in repossession and accident protection plan claims	31,849	29,358
Net settlement option exercises	1,646	-
Right-of-use assets obtained in exchange for operating lease liabilities	-	419
Right-of-use assets obtained in exchange for operating lease liabilities through acquisitions	-	-

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

The effects of the corrections to each of the individual affected line items in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended July 31, 2022
(In thousands)	As Previously Reported	Corrections	As Corrected

Sales	$300,540	$(6,064)	$294,476
Provision for credit losses	82,903	(6,662)	76,241
Provision for income taxes	3,884	143	4,027
Net income	13,242	455	13,697
Net income attributable to common shareholders	13,232	455	13,687
Earnings per share:
Basic	2.08	0.07	2.15
Diluted	2.00	0.07	2.07

M – Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will provide a comprehensive review of our financial and operational performance for the first quarter of the fiscal year. We will discuss the key drivers behind our results, explore the market dynamics that have influenced our position, and discuss the strategies we've employed to navigate challenges and capitalize on opportunities. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s future objectives, plans and goals, as well as the Company’s intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

●	operational infrastructure investments;
●	same dealership sales and revenue growth;
●	customer growth;
●	gross profit margin percentages;
●	gross profit per retail unit sold;
●	business acquisitions;
●	technological investments and initiatives;
●	future revenue growth;
●	receivables growth as related to revenue growth;
●	new dealership openings;
●	performance of new dealerships;
●	interest rates;
●	future credit losses;
●	the Company’s collection results, including but not limited to collections during income tax refund periods;
●	future supply and demand for used vehicles;
●	availability of used vehicle financing;
●	seasonality; and
●	the Company’s business, operating and growth strategies and expectations.

These forward-looking statements are based on the Company’s current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from the Company’s projections include those risks described elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, as well as:

●	general economic conditions in the markets in which the Company operates, including but not limited to fluctuations in gas prices, grocery prices and employment levels;
●	the availability of quality used vehicles at prices that will be affordable to our customers, including the impacts of changes in new vehicle production and sales;
●	the availability of credit facilities and access to capital through securitization financings or other sources on terms acceptable to us to support the Company’s business;
●	the Company’s ability to underwrite and collect its contracts effectively;
●	competition;
●	dependence on existing management;
●	ability to attract, develop, and retain qualified general managers;
●	changes in consumer finance laws or regulations, including but not limited to rules and regulations that have recently been enacted or could be enacted by federal and state governments;
●	the ability to keep pace with technological advances and changes in consumer behavior affecting our business;
●	security breaches, cyber-attacks, or fraudulent activity;
●	the ability to identify and obtain favorable locations for new or relocated dealerships at reasonable cost;
●	the ability to successfully identify, complete and integrate new acquisitions; and
●

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

Overview

America’s Car-Mart, Inc., a Texas corporation initially formed in 1981 (the “Company”), is one of the largest publicly held automotive retailers in the United States focused exclusively on the “Integrated Auto Sales and Finance” segment of the used car market. The Company’s operations are principally conducted through its two operating subsidiaries, America’s Car Mart, Inc., an Arkansas corporation (“Car-Mart of Arkansas”), and Colonial Auto Finance, Inc., an Arkansas corporation (“Colonial”). References to the Company include the Company’s consolidated subsidiaries. The Company primarily sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit difficulties. As of July 31, 2023, the Company operated 154 dealerships located primarily in small cities throughout the South-Central United States.

The Company has grown its revenues between approximately 4% and 32% per year over the last ten fiscal years (average 12%). Growth results from same dealership revenue growth and the addition of new dealerships. Revenue increased 8.6% for the three months of fiscal 2024 compared to the same period of fiscal 2023, due to a 27.3% increase in interest income, a 4.1% increase in the average retail sales price and a 2.4% increase in retail units sold. Our dealership volume productivity averaged 34.2 sales per month, up from 33.6 last year.

Used vehicle pricing continued to increase due to the high demand and tight supply of used vehicles. In general, the demand for quality, used vehicles has increased due to a shortage of new vehicles leading to inventory constraints in both the new and used vehicle markets. Management expects continued pressure on the supply and price of used vehicles for the near term. The Company focuses on providing a quality vehicle with affordable payment terms while maintaining relatively shorter term lengths compared to others in the industry on its installment sales contracts.

Over the last five fiscal years, the Company’s provision for credit losses as a percentage of sales has ranged from approximately 29.20% in fiscal 2023 to 23.71% in fiscal 2019 (average of 23.74%). During fiscal 2023, credit losses continued to normalize to pre-pandemic levels, partially due to the inflationary pressure on customers and increasing interest rates from federal monetary policy. For the first three months of fiscal 2024, provision for credit losses as a percentage of sales was 30.9%.

Historically, credit losses, on a percentage basis, tend to be higher at new and developing dealerships than at mature dealerships. Generally, this is because the management at new and developing dealerships tends to be less experienced in making credit decisions and collecting customer accounts and the customer base is less seasoned. Normally more mature dealerships have more repeat customers and, on average, repeat customers are a better credit risk than non-repeat customers. Credit losses and charge-offs can also be impacted by market and economic factors, including a competitive used vehicle financing environment and macro-economic conditions such as inflation in the price of gasoline, groceries and other staple items and overall unemployment levels, as well as the personal income levels of the Company’s customers. Negative macro-economic issues, however, do not always lead to higher credit loss results for the Company because the Company provides basic affordable transportation, which in many cases is not a discretionary expenditure for customers.

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

The Company’s gross profit dollars per retail unit sold increased by $244, or 3.7%, during the first three months of fiscal 2024 compared to the first three months of fiscal 2023, and gross margin as a percentage of sales for the first three months of fiscal 2024 slightly increased to 34.6% of sales from 34.4% in the prior year period. The increase in gross profit dollars per retail unit sold was primarily related to the increase in average retail sales price of the vehicles sold during the respective periods. The Company’s gross margin is based upon the cost of the vehicle purchased, with higher-priced vehicles typically having higher gross margin dollars but lower gross margin percentages. Gross margin is also affected by the percentage of wholesale sales to retail sales, which relates, for the most part, to repossessed vehicles sold at or near cost. The biggest driver of quarterly gross margin improvements was a 11% reduction in the cost of repairing vehicles. In addition, wholesale losses continue to diminish. The Company plans to continue to focus on managing gross margin dollars in the near term, as demonstrated by the increases during fiscal 2024 as well as continuing to focus on improving wholesale results, cost controls, and operational improvement around the acquisition and disposal of vehicles.

The Company consistently focuses on collections. Each dealership is responsible for its own collections with supervisory involvement of the corporate office. Total collections of principal, interest, and late fees for the first three months of fiscal 2024 increased by $17.5 million, or 11.8%, over the prior year. Principal collections, as a percentage of average finance receivables, were 7.8%, compared to 9.1% for the same period in prior year, reflecting an increase in the weighted average contract term compared to the prior year period.

Hiring, training and retaining qualified associates is critical to the Company’s success. The rate at which the Company adds new dealerships and is able to implement operating initiatives is limited by the Company’s number of trained managers and support personnel. Excessive turnover, particularly at the dealership manager level, could impact the Company’s ability to add new dealerships and to meet operational initiatives. The landscape for hiring remains very competitive as business activity and workforce participation continue to adjust post-pandemic. The Company has continued to add resources to recruit, train, and develop personnel, especially personnel targeted to fill dealership manager positions. The Company expects to continue to invest in the development of its workforce.

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

Three months ended July 31, 2023 vs. Three months ended July 31, 2022

Consolidated Operations

(Operating Statement Dollars in Thousands)

			% Change	As a % of Sales
	Three Months Ended July 31,		2023	Three Months Ended July 31,
			vs.
	2023	2022	2022	2023	2022
Revenues:
Sales	$311,569	$294,476	5.8%	100.0%	100.0%
Interest income	56,456	44,342	27.3	18.1	15.1
Total	368,025	338,818	8.6

Costs and expenses:
Cost of sales, excluding depreciation shown below	203,879	193,115	5.6	65.4	65.6
Selling, general and administrative	46,470	43,234	7.5	14.9	14.7
Provision for credit losses	96,323	76,241	26.3	30.9	25.9
Interest expense	14,274	7,345	94.3	4.6	2.5
Depreciation and amortization	1,693	1,151	47.1	0.5	0.4
Loss on disposal of property and equipment	166	8	-	-	-
Total	362,805	321,094	13.0%

Pretax income	$5,220	$17,724		1.7%	6.0%

Operating Data:
Retail units sold	15,912	15,536
Average dealerships in operation	155	154
Average units sold per dealership per month	34.2	33.6
Average retail sales price	$18,799	$18,065
Gross profit per retail unit sold	$6,768	$6,524
Same store revenue growth	8.2%	21.5%

Period End Data:
Dealerships open	154	154
Accounts over 30 days past due	4.4%	3.6%

Revenues increased by approximately $29.2 million, or 8.6%, for the three months ended July 31, 2023 as compared to the same period in the prior fiscal year. The increase resulted from revenue growth at dealerships that operated a full three months in both current and prior year quarter ($26.8 million) and revenue from dealerships opened after the prior year quarter ($2.4 million). Revenue growth was related to a 27.3% increase in interest income, a 4.1% increase in the average retail sales price and a 2.4% increase in retail units sold. Interest income increased approximately $12.1 million for the three months ended July 31, 2023, as compared to the same period in the prior fiscal year, due to the $259.3 million increase in average finance receivables.

Cost of sales, as a percentage of sales, decreased to 65.4% for the three months ended July31, 2023 compared to 65.6% for the same period of the prior fiscal year, resulting in a gross margin as a percentage of sales of 34.6% for the current year period compared to 34.4% for the prior year period. The primary drivers of this decrease were a reduction in the cost of repairing vehicles and a decrease in wholesale losses.

Gross margin as a percentage of sales is significantly impacted by the average retail sales price of the vehicles the Company sells, which is largely a function of the Company’s purchase cost. The average retail sales price for the first quarter of fiscal 2024 was $18,799, a $734 increase over the prior year quarter. Approximately half of the price increase was related to the vehicle and half was related to ancillary product pricing. The increase in average retail sales price reflects the high demand for used cars, especially in the market we serve. As purchase costs increase, the margin between the purchase cost and the sales price of the vehicles we sell generally narrows on a percentage basis because the Company must offer affordable prices to its customers.

Selling, general and administrative expenses, as a percentage of sales, were 14.9% for the three months ended July 31, 2023, an increase of 0.2% from the same period of the prior fiscal year. Selling, general and administrative expenses are, for the most part, more fixed in nature. However, the Company has recently made increasing investments in several areas including our senior management, inventory procurement and management, customer experience and digital efforts. In dollar terms, overall selling, general and administrative expenses increased approximately $3.3 million in the first quarter of fiscal 2024 compared to the same period of the prior fiscal year. Most of this increase relates to the investments in wages and benefits for Company associates, including costs to fund new key positions and to maintain competitive compensation for existing associates. Increased collections costs due primarily to the higher frequency of repossessions, the addition of new dealerships since last year and the continuing impact of general inflation contributed to the remaining increase.

Provision for credit losses as a percentage of sales was 30.9% for the three months ended July 31, 2023 compared to 25.9% for the prior year period. The provision for credit losses as a percentage of sales was higher during the current year period primarily due to the growth in the balance of finance receivables, net of deferred revenue of $230.2, million relative to growth in sales of $17.1 million over the prior year period. An increase in net charge-offs also contributed to the higher provision. Net charge-offs as a percentage of average finance receivables increased to 5.8% for the three months ended July 31, 2023 compared to the prior year period of 5.1%. The Company experienced an increase in both the frequency and severity of losses. Structural changes to our portfolio driven by higher vehicle costs and longer term lengths continue to drive an increase in the provision for credit losses.

Interest expense as a percentage of sales increased to 4.6% for the three months ended July 31, 2023, compared to 2.5% for the prior year period. In dollar terms, interest expense increased $6.9 million due to increasing interest rates and an increase in the average borrowings of approximately $187.2 million during the three-month period ended July 31, 2023. Approximately 60% of the increase in interest expense was related to the increase in rates over the prior year quarter and the remainder a result of the increased borrowings.

Consolidated Operations

(Operating Statement Dollars in Thousands)

.

Financial Condition

The following table sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands):

	July 31, 2023	April 30, 2023
Assets:
Finance receivables, net	$1,126,992	$1,074,464
Inventory	117,186	109,290
Income tax receivable, net	5,142	9,259
Property and equipment, net	60,660	61,682

Liabilities:
Accounts payable and accrued liabilities	62,259	60,802
Deferred revenue	125,599	120,469
Deferred tax liabilities, net	36,098	39,315
Non-recourse notes payable, net	711,789	471,367
Revolving line of credit, net	(1,035)	167,231

Finance receivables, net, have increased 5.0% and 21.3% since April 30, 2023 and July 31, 2022, respectively, while revenues have grown 8.6% compared to the prior year period. Historically, the growth in finance receivables has been slightly higher than overall revenue growth on an annual basis due to overall term length increases partially offset by improvements in underwriting and collection procedures in an effort to reduce credit losses. Most recently, the Company’s percent growth in finance receivables, net, as compared to percent growth in revenue has increased above the norm due to higher used car prices, longer terms, and higher rate of past due balances. Management expects the growth rate of finance receivables, net to normalize as the economic environment improves.

During the first three months of fiscal 2024, inventory increased by $7.9 million compared to inventory at April 30, 2023. The increase in inventory is due to the Company increasing its investment in inventory quantities to accommodate the higher sales volumes and provide customers a quality mix of vehicles, combined with higher costs in preparing vehicles for resale primarily related to supply chain issues and other shop delays. Annualized inventory turns improved for the first quarter at 7.2 vs. the prior year’s first quarter turns of 5.9.

Property and equipment, net, decreased by $1.0 million at July 31, 2023 as compared to property and equipment, net, at April 30, 2023. The Company incurred $1.4 million in expenditures during the first three months of fiscal 2024 primarily related to remodeling or relocating existing locations in order to support growth. The Company incurred $1.7 million in depreciation expense during the first three months of fiscal 2024.

Accounts payable and accrued liabilities increased by $1.5 million during the first three months of fiscal 2024 as compared to accounts payable and accrued liabilities at April 30, 2023, related primarily to the increased selling, general and administrative expenditures and increased inventories.

Income taxes receivable, net, was $5.1 million at July 31, 2023 compared to income taxes receivable, net, of $9.3 million at April 30, 2023, primarily due to the timing of quarterly tax payments and bonus depreciation taken during the first three months of 2024.

Deferred revenue increased $5.1 million at July 31, 2023 as compared to April 30, 2023, primarily resulting from increased sales of the accident protection plan product and service contracts.

Deferred income tax liabilities, net, decreased approximately $3.2 million at July 31, 2023 as compared to April 30, 2023, due primarily to a current year net operating loss.

On July 6, 2023, the Company completed an asset-backed securitization offering through which an indirect subsidiary of the Company issued two classes of non-recourse notes payable in an aggregate principal amount of $360.3 million, with a weighted average fixed coupon rate of 8.8% per annum and scheduled maturities through June 20, 2030. The notes are collateralized by auto loans directly originated by the Company’s operating subsidiaries. Net proceeds from the offering (after deducting original issue discounts, the underwriting discount payable to the initial purchasers and other expenses) were approximately $356.4 million and were used to pay outstanding debt under the Company’s revolving credit facilities, provide additional operating liquidity, and make the initial deposits into collection and reserve accounts for the benefit of noteholders. See Note F for further details on these non-recourse notes payable.

Borrowings on the Company’s revolving credit facilities fluctuate primarily based upon a number of factors including (i) net income, (ii) finance receivables changes, (iii) income taxes, (iv) capital expenditures, (v) common stock repurchases, and (vi) other sources of financing, such as our recent asset-backed non-recourse notes Historically, income from operations, as well as borrowings on the revolving credit facilities, have funded the Company’s finance receivables growth, capital asset purchases and common stock repurchases; the Company has recently engaged in borrowing through securitization as another means of funding its growth initiatives and has completed its third series of asset-back securitization in July of 2023. The increased borrowings during the first quarter of fiscal 2024 are primarily due to an increase in finance receivables, with longer terms, and a growing customer base. In the first three months of fiscal 2024, the Company funded finance receivables growth of $67.3 million, inventory growth of $7.9 million, and capital expenditures of $1.4 million with income from operations and a $48.0 million increase in total debt, net of cash. These investments reflect the Company’s commitment to providing the necessary inventory and facilities to support a growing customer base.

Liquidity and Capital Resources

The following table sets forth certain summarized historical information with respect to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended July 31,
	2023	2022
Operating activities:
Net income	$4,186	$13,697
Provision for credit losses	96,323	76,241
Losses on claims for accident protection plan	7,769	6,108
Depreciation and amortization	1,693	1,151
Stock based compensation	2,451	1,978
Finance receivable originations	(297,732)	(287,416)
Finance receivable collections	109,291	103,879
Inventory	23,953	(521)
Accounts payable and accrued liabilities	1,413	6,900
Deferred accident protection plan revenue	1,651	6,570
Deferred service contract revenue	3,479	7,358
Income taxes, net	3,987	396
Deferred income taxes	(3,217)	3,225
Accrued interest on finance receivables	(642)	(106)
Other	(4)	138
Total	(45,399)	(60,402)

Investing activities:
Purchase of property and equipment	(1,379)	(6,920)
Other	529	-
Total	(850)	(6,920)

Financing activities:
Revolving credit facilities, net	(168,516)	144,036
Notes payable, net	243,478	(74,532)
Change in cash overdrafts	-	1,108
Debt issuance costs	(4,091)	(89)
Purchase of common stock	(68)	(5,196)
Dividend payments	(10)	(10)
Exercise of stock options and issuance of common stock	(377)	1,301
Total	70,416	66,618

Increase (Decrease) in cash	$24,167	$(704)

The primary drivers of operating profits and cash flows include (i) top line sales (ii) interest income on finance receivables, (iii) gross margin percentages on vehicle sales, and (iv) credit losses, a significant portion of which relates to the collection of principal on finance receivables. Historically, most of the cash generated from operations has been used to fund finance receivables growth, capital expenditures and common stock repurchases. To the extent finance receivables growth, capital expenditures and common stock repurchases exceed income from operations, we have historically increased our borrowings under our revolving credit facilities and more recently utilized the securitization market.

Cash flows used in operating activities for the three months ended July 31, 2023 compared to the same period in the prior fiscal year increased primarily as a result of (i) a decrease in inventory and (ii) deferred taxes, partially offset by (iii) an increase in finance receivable originations. Finance receivables, net, increased by $52.5 million from April 30, 2023 to July 31, 2023.

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

Sustained macro-economic pressures affecting our customers have helped keep demand high in recent years for the types of vehicles we purchase. This strong demand, coupled with modest levels of new vehicle sales in recent years, have led to a generally ongoing tight supply of used vehicles available to the Company in both quality and quantity. Wholesale prices have begun to soften but remain high by historical standards. The Company expects the tight used vehicle supply and strong demand for the types of vehicles we purchase to continue to keep purchase costs and resulting sales prices elevated for the short-term but anticipates that continuing strong wage increases for our customers will cause affordability to improve gradually over the next couple of years.

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

The Company has generally leased the majority of the properties where its dealerships are located. As of July 31, 2023, the Company leased approximately 87% of its dealership properties. The Company expects to continue to lease the majority of the properties where its dealerships are located.

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

At July 31, 2023, the Company had approximately $6.3 million of cash on hand and approximately an additional $159.0 million of availability under its revolving credit facilities (see Note F to the Condensed Consolidated Financial Statements). On a short-term basis, the Company’s principal sources of liquidity include income from operations and borrowings under its revolving credit facilities. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from operations, borrowings under revolving credit facilities or fixed interest term loans and proceeds from the issuance of non-recourse asset-backed notes. The Company’s revolving credit facilities mature in September 2024 and the Company expects that it will be able to renew or refinance its revolving credit facilities on or before the date they mature. The Company has recently accessed the securitization market with issuances of $400.0 million, $400.2 million and $360.3 million in aggregate principal amounts of non-recourse asset-backed notes in April 2022, January 2023 and July 2023, respectively. The Company expects that it will continue to access this market in diversifying and growing the business. Furthermore, while the Company has no other specific plans to issue further debt or equity securities, the Company believes, if necessary, it could raise additional capital through the issuance of such securities.

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

Off-Balance Sheet Arrangements

The Company has two standby letters of credit relating to insurance policies totaling $2.9 million at July 31, 2023.

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

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrued penalties or interest as of July 31, 2023.

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

The Company maintains an allowance for credit losses on an aggregate basis at a level it considers sufficient to cover estimated losses expected to be incurred on the portfolio at the measurement date in the collection of its finance receivables currently outstanding. At July 31, 2023, the weighted average contract term was 46.9 months with 36.6 months remaining. The allowance for credit losses at July 31, 2023 of $314.4 million, was 23.91% of the principal balance in finance receivables of $1.4 billion, less unearned accident protection plan revenue of $54.7 million and unearned service contract revenue of $70.9 million. In the first quarter of fiscal 2024, the Company kept the allowance for credit losses as a percentage of finance receivables steady at 23.91%.

The allowance for credit losses represents the Company’s expectation of future net charge-offs at the measurement date. The allowance takes into account quantitative and qualitative factors such as historical credit loss experience, with consideration given to changes in contract characteristics (i.e., average amount financed, greater than 30-day delinquencies, term, and interest rates), credit quality trends, collateral values, current and forecasted inflationary economic conditions, underwriting and collection practices, concentration risk, credit review, and other external factors.

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

●

The timing of repossession and charge-off loss relative to the date of sale (i.e., how long it takes for a repossession or charge-off to occur) for repossessions and charge-offs occurring during the last 18 months. The average number of months since the loan origination date, to charge off, over the last 18 months, is 12.4 months. An adjustment is incorporated in calculating the adjusted historical average remaining net loss per unit, for loans originated in the past 12 months to account for asset-specific adjustments, which include financing term, amount financed, credit quality trends and delinquencies.

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

Adopted in Current Period

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In regard to troubled debt restructurings (“TDRs”), Management notes that the Company primarily modifies a customer’s loan to allow for insignificant payment delays. This type of modification is generally done to account for payday changes for the customer and minor vehicle repairs.

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

Interest rate risk.  The Company’s exposure to changes in interest rates relates primarily to its debt obligations. The Company is exposed to changes in interest rates as a result of its revolving credit facilities, and the interest rates charged to the Company under its credit facilities fluctuate based on its primary lender’s base rate of interest. The Company did not have an outstanding balance on its revolving line of credit at July 31, 2023; however, assuming the Company had an outstanding balance on its revolving line of credit of $159.0  million (the amount of additional availability), the impact of 1% increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.6  million and a corresponding decrease in net income before income tax.

The Company’s earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. The Company’s finance receivables carry a fixed annual interest rate of 16.5% (prior to December 2022) to 18.0% (effective December 2022) for all states except Arkansas (which is subject to a usury cap of 17.0%) and Illinois (where dealerships originate at 19.5% to 21.5%), and Smart Auto dealerships in Tennessee (which originate at up to 23.0%), based on the Company’s contract interest rate as of the contract origination date, while its revolving credit facilities contain variable interest rates that fluctuate with market interest rates.

Item 4. Controls and Procedure

a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

b)	Changes of Disclosure Controls and Procedures

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended April 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to repurchase shares of its common stock under its common stock repurchase program. On December 14, 2020, the Board of Directors authorized the repurchase of up to an additional one million shares along with the balance remaining under its previous authorization approved and announced on November 16, 2017. No shares were repurchased under the Company’s stock repurchase program during the first quarter of fiscal 2024.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibits 4.1-4.8 to the Company's Registration Statement on Form S-8 filed with the SEC on November 16, 2005 (File No. 333-129727)).

3.2	Amended and Restated Bylaws of the Company dated December 4, 2007. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2007 filed with the SEC on December 7, 2007).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2014).

4.1	Indenture, dated July 6, 2023, by and between ACM Auto Trust 2023-2 and Wilmington Trust, National Association, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.1	Purchase Agreement, dated July 6, 2023, by and between Colonial Auto Finance, Inc. and ACM Funding, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.2	Sale and Servicing Agreement, dated July 6, 2023, by and between ACM Auto Trust 2023-2, ACM Funding, LLC, America’s Car Mart, Inc. and Wilmington Trust, National Association, as Indenture Trustee, Backup Servicer, Calculation Agent, and Paying Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023).

10.3	America’s Car-Mart, Inc. Short-Term Incentive Plan, effective April 1, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

Dated: September 8, 2023